Form 10-Q
period 2017-12-31
Golub Capital BDC 3, Inc.
filed 2018-02-15
CIK 1715268

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-01244

Golub Capital BDC 3, Inc.
(Exact name of registrant as specified in its charter)

Maryland	82-2375481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

666 Fifth Avenue, 18th Floor
New York, NY 10103
(Address of principal executive offices)

(212) 750-6060
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

As of February 14, 2018, the Registrant had 1,289,596.364 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	December 31, 2017	September 30, 2017
	(unaudited)
Assets
Investments, at fair value (amortized cost of $17,096,976 and $0, respectively)	$17,149,979	$—
Cash and cash equivalents	12,416,612	10,500
Interest receivable	90,655	—
Capital call receivable	250,000	—
Other assets	173,182	154,862
Total Assets	$30,080,428	$165,362
Liabilities
Debt	$13,900,000	$—
Interest payable	6,981	—
Distributions payable	57,625	—
Management and incentive fees payable	22,964	—
Accounts payable and accrued expenses	209,413	154,862
Total Liabilities	14,196,983	154,862
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2017 and September 30, 2017	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 1,058,896.360 and 700.000 shares issued and outstanding as of December 31, 2017 and September 30, 2017 respectively	1,059	1
Paid in capital in excess of par	15,882,386	10,499
Capital distributions in excess of net investment income	(53,003)	—
Net unrealized appreciation (depreciation) on investments	53,003	—
Total Net Assets	15,883,445	10,500
Total Liabilities and Total Net Assets	$30,080,428	$165,362
Number of common shares outstanding	1,058,896.360	700.000
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Operations (unaudited)

Three months ended December 31, 2017
Investment income
Interest income	$126,348
Total investment income	126,348
Expenses
Interest expense	6,981
Base management fee	20,645
Incentive fee	7,950
Professional fees	136,206
Administrative service fee	3,570
General and administrative expenses	23,456
Total expenses	198,808
Base management fee waived (Note 4)	(5,631)
Professional fees waived (Note 4)	(111,783)
Net expenses	81,394
Net investment income	44,954
Net gain (loss) on investments
Net change in unrealized appreciation (depreciation) on investments	53,003
Net gain (loss) on investments	53,003
Net increase in net assets resulting from operations	$97,957
Per Common Share Data
Basic and diluted earnings per common share	$0.26
Basic and diluted weighted average common shares outstanding	370,424

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Changes in Net Assets (unaudited)

				Capital Distributions in Excess of Net Investment Income
	Common Stock		Paid in Capital in Excess of Par		Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2017	700.000	$1	$10,499	$—	$—	$10,500
Issuance of common stock(1)	1,056,533.339	1,056	15,846,944	—	—	15,848,000
Net increase in net assets resulting from operations	—	—	—	44,954	53,003	97,957
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,663.021	2	24,943	—	—	24,945
Distributions from net investment income	—	—	—	(40,332)	—	(40,332)
Distributions declared and payable	—	—	—	(57,625)	—	(57,625)
Total increase (decrease) for the period ended December 31, 2017	1,058,196.360	1,058	15,871,887	(53,003)	53,003	15,872,945
Balance at December 31, 2017	1,058,896.360	$1,059	$15,882,386	$(53,003)	$53,003	$15,883,445

(1)	Refer to Note 3 for a detailed listing of the common stock issuances for the three months ended December 31, 2017.

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)

Three months ended December 31, 2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$97,957
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Accretion of discounts	(5,047)
Net change in unrealized (appreciation) depreciation on investments	(53,003)
Proceeds from (fundings of) revolving loans, net	(97,273)
Fundings of investments	(16,994,656)
Changes in operating assets and liabilities:
Interest receivable	(90,655)
Other assets	(18,320)
Interest payable	6,981
Management and incentive fees payable	22,964
Accounts payable and accrued expenses	54,551
Net cash (used in) provided by operating activities	(17,076,501)
Cash flows from financing activities
Borrowings on debt	18,700,000
Repayments of debt	(4,800,000)
Proceeds from issuance of common shares	15,598,000
Distributions paid	(15,387)
Net cash (used in) provided by financing activities	29,482,613
Net change in cash and cash equivalents	12,406,112
Cash and cash equivalents, beginning of period	10,500
Cash and cash equivalents, end of period	$12,416,612
Supplemental information:
Distributions declared during the period	$97,957
Supplemental disclosure of noncash financing activity:
Capital call receivable	$250,000
Distributions payable	57,625

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2017

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Debt investments
Automobile
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	6.36%	11/2022	$483,200	$477,362	3.0%	$478,368
Grease Monkey International, LLC	Senior loan	P + 4.00%	(e)	8.50%	11/2022	7,000	6,396	—	6,500
Grease Monkey International, LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2022	—	(3,248)	—	(5,376)
						490,200	480,510	3.0	479,492
Beverage, Food and Tobacco
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	6.32%	12/2023	428,400	422,024	2.7	421,974
Flavor Producers, LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(988)	—	(998)
						428,400	421,036	2.7	420,976
Diversified/Conglomerate Service
Datto, Inc.	One stop	L + 8.00%	(a)	9.41%	12/2022	2,200,600	2,157,191	13.5	2,156,588
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(1,128)	—	(1,144)
Imprivata, Inc.	Senior loan	L + 4.50%	(c)	5.86%	10/2023	2,618,200	2,586,503	16.3	2,592,018
Imprivata, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	10/2023	—	(2,119)	—	(1,750)
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	9.41%	11/2022	906,300	888,660	5.6	897,237
JAMF Holdings, Inc.(5)	One stop	L + 8.00%		N/A(6)	11/2022	—	(1,001)	—	(514)
Net Health Acquisition Corp.	One stop	L + 5.50%	(b)	7.06%	12/2023	766,600	758,973	4.8	758,934
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(597)	—	(600)
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	7.57%	11/2023	603,700	596,319	3.8	597,663
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)	7.53%	11/2023	2,000	777	—	1,000
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(3,651)	—	(5,973)
Trintech, Inc.	One stop	L + 6.50%	(a)	7.89%	12/2023	2,146,593	2,119,798	13.4	2,125,128
Trintech, Inc.	One stop	L + 6.50%	(a)	8.07%	12/2023	1,067,707	1,054,378	6.7	1,057,029
Trintech, Inc.	One stop	L + 6.50%	(a)	8.07%	12/2023	30,000	28,128	0.2	28,500
True Commerce, Inc.	One stop	L + 5.75%	(c)	7.16%	11/2023	1,125,900	1,112,160	7.0	1,114,641
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(915)	—	(750)
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(c)	7.51%	12/2023	1,651,300	1,622,732	10.2	1,634,787
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1,298)	—	(750)
						13,118,900	12,914,910	81.5	12,952,044
Healthcare, Education and Childcare
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.32%	11/2023	449,500	443,986	2.8	445,005
ONsite Mammography, LLC(5)	One stop	L + 6.75%		N/A(6)	11/2023	—	(613)	—	(500)
ONsite Mammography, LLC(5)	One stop	L + 6.75%		N/A(6)	11/2023	—	(2,213)	—	(1,804)
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(b)	6.37%	10/2023	1,323,600	1,304,444	8.2	1,310,364
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(b)	6.37%	10/2023	30,000	27,829	0.2	28,500
Summit Behavioral Healthcare, LLC(5)	Senior loan	L + 4.75%		N/A(6)	10/2023	—	(6,915)	—	(4,778)
						1,803,100	1,766,518	11.2	1,776,787
Personal, Food and Miscellaneous Services
Captain D's, LLC	Senior loan	L + 4.50%	(a)	5.98%	12/2023	1,286,300	1,267,155	8.0	1,273,437
Captain D's, LLC	Senior loan	L + 4.50%	(a)	6.04%	12/2023	44,321	43,115	0.3	43,511
						1,330,621	1,310,270	8.3	1,316,948
Total debt investments						$17,171,221	$16,893,244	106.7%	$16,946,247

Equity investments(7)(8)
Automobile
Grease Monkey International, LLC	LLC units	N/A		N/A	N/A	73,342	$73,342	0.5%	$73,342

Diversified/Conglomerate Service
Net Health Acquisition Corp.	LP interest	N/A		N/A	N/A	73	72,509	0.4	72,509
Nexus Brands Group, Inc.	LP interest	N/A		N/A	N/A	29	28,911	0.2	28,911
							101,420	0.6	101,420

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2017

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	145	$14,455	0.1%	$14,455
						14,455	0.1	14,455
Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A	N/A	N/A	14,515	14,515	0.1	14,515
						14,515	0.1%	14,515

Total equity investments						$203,732	1.3%	$203,732

Total investments					$17,171,221	$17,096,976	108.0%	$17,149,979

Cash and cash equivalents
Cash						$1,550,620	9.8%	$1,550,620
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			1.18% (9)			10,865,992	68.4	10,865,992
Total cash and cash equivalents						$12,416,612	78.2%	$12,416,612

Total investments and cash and cash equivalents						$29,513,588	186.2%	$29,566,591

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or Prime (‘‘P’’) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of December 29, 2017, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2017, as the loan may have priced or repriced based on an index rate prior to December 29, 2017.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 1.56% as of December 29, 2017.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 1.62% as of December 29, 2017.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 1.69% as of December 29, 2017.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 1.84% as of December 29, 2017.
(e) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 4.50% as of December 29, 2017.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2017.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of December 31, 2017. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Equity investments are non-income producing securities unless otherwise noted.

(8)	Ownership of certain equity investments may occur through a holding company or partnership.

(9)	The rate shown is the annualized seven-day yield as of December 31, 2017.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1.    Organization

Golub Capital BDC 3, Inc. (“GBDC 3” and collectively with its subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that was formed on August 1, 2017 and elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) on September 29, 2017. On October 2, 2017, the date of the commencement of operations, the Company entered into subscription agreements (collectively, the "Subscription Agreements") to purchase shares of GBDC 3's stock in private placements (the "Initial Closing"). In addition, for U.S. federal income tax purposes, beginning with its tax year ending September 30, 2018, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company invests primarily in senior secured and one-stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans) loans of U.S. middle-market companies. The Company may also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies.

The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

Note 2.    Significant Accounting Policies and Recent Accounting Updates

Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 - Financial Services - Investment Companies (“ASC Topic 946”).

The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company's Form 10 for the year ended September 30, 2017, as filed with the U.S. Securities and Exchange Commission (the Commission or the SEC).

Fair value of financial instruments: The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 - Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3.

Any changes to the valuation methodology are reviewed by management and the Company’s board of directors (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 6.

Use of estimates: The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation: As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GBDC 3 Holdings LLC (“GBDC 3 Holdings”) and GBDC 3 Funding LLC (“GBDC 3 Funding”), in its consolidated financial statements.

Cash and cash equivalents: Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2017, interest income included $5,047 of accretion of discounts. For the three months ended December 31, 2017, the Company received loan origination fees of $283,024.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2017, the Company did not have any investments with a PIK component.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three months ended December 31, 2017, no prepayment premium fee income was recorded.

For the three months ended December 31, 2017, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, of $30,645.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company ("LLC") and limited

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three months ended December 31, 2017, the Company did not record dividend income or return of capital distributions.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. As of December 31, 2017, the Company had no portfolio company investments on non-accrual status.

Income taxes: Beginning with its tax year ending September 30, 2018, the Company intends to elect to be treated as a RIC under Subchapter M of the Code and will operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. Beginning with its tax year ending September 30, 2018, the Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2017, no amount was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2017.

Distributions: Distributions to common stockholders are recorded on the record date. Subject to the discretion of and as determined by the Board, the Company intends to authorize and declare ordinary cash distributions based on a formula approved by the Board on a quarterly basis. The amount to be paid out as a dividend or distribution is

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. Shares issued under the DRIP will be issued at a price per share equal to the most recent net asset value (“NAV”) per share as determined by the Board (subject to adjustment to the extent required by Section 23 of the 1940 Act).

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2017 and September 30, 2017, the Company did not have deferred debt issuance costs.

Recent accounting pronouncements:   In November 2016, FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash a consensus of FASB Emerging Issues Task Force, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. The Company adopted the ASU, which did not have a material impact on the Company’s consolidated financial statements.

Note 3.    Stockholders’ Equity

GBDC 3 is authorized to issue 1,000,000 shares of preferred stock at a par value of $0.001 per share and 100,000,000 shares of common stock at a par value of $0.001 per share. Since the commencement of operations on October 2, 2017, the Company entered into Subscription Agreements with several investors, including with affiliates of the Investment Adviser, providing for the private placement of GBDC 3’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase GBDC 3’s common stock, at a price per share equal to the most recent NAV per share as determined by the Board (subject to adjustment to the extent required by Section 23 of the 1940 Act), up to the amount of their respective capital subscriptions on an as-needed basis as determined by GBDC 3 with a minimum of 10 calendar days prior notice.

As of December 31, 2017, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2017
	Subscriptions	Contributions
GBDC 3 Stockholders	$210,610,500	$15,858,500
Total	$210,610,500	$15,858,500

As of December 31, 2017, the ratio of total contributed capital to total capital subscriptions was 7.5% and the Company had uncalled capital commitments of $194,752,000.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the shares of GBDC 3 common stock issued and outstanding for the three months ended December 31, 2017:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares outstanding, September 30, 2017		700.000	$15.00	$10,500
Issuance of shares	10/16/2017	247,466.664	15.00	3,712,000
Issuance of shares	11/10/2017	123,733.336	15.00	1,856,000
Issuance of shares	12/04/2017	123,733.336	15.00	1,856,000
Issuance of shares	12/21/2017	421,200.000	15.00	6,318,000
Issuance of shares	12/29/2017	140,400.003	15.00	2,106,000
Shares issued for capital drawdowns		1,056,533.339	$15.00	$15,848,000

Issuance of shares (1)	12/28/2017	1,663.021	$15.00	$24,945
Shares issued through DRIP		1,663.021	$15.00	$24,945

Shares outstanding, December 31, 2017		1,058,896.360	$15.00	$15,883,445

(1)	Shares issued through the DRIP.

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds and leverage) and is payable quarterly in arrears. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For periods ending on or prior to the earlier of (1) the date of pricing of an initial public offering or listing on a national securities exchange of the shares of common stock of GBDC 3 or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement and as described above. For the three months ended December 31, 2017, the base management fee irrevocably waived by the Investment Adviser was $5,631.

The Incentive Fee consists of three parts: the income component (the “Income Incentive Fee”), the capital gains component (the “Capital Gain Incentive Fee”) and the subordinated liquidation incentive component (the “Subordinated Liquidation Incentive Fee” and, together with the Income Incentive Fee and the Capital Gain Incentive Fee, the “Incentive Fee”).

The Income Incentive Fee is calculated quarterly in arrears based on Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

any outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that the Company has not yet received in cash.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee may be calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value, and an Income Incentive Fee will be paid unless the payment of such Income Incentive Fee would cause the Company to pay Income Incentive Fees and Capital Gain Incentive Fees on a cumulative basis that exceed the Incentive Fee Cap discussed below.

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed ‘‘hurdle rate’’ of 1.5% quarterly. If market interest rates rise, the Company may be able to invest funds in debt instruments that provide for a higher return, which would increase the Company’s Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Income Incentive Fee. Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of the Company’s total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and leverage) used to calculate the base management fee.

The Company calculates the Income Incentive Fee component of the Income and Capital Gain Incentive Fee Calculation with respect to Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•	zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;

•
50.0% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Investment Adviser pursuant to the Income Incentive Fee equal 20.0% of Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. This portion of Pre-Incentive Fee Net Investment Income is referred to as the ‘‘catch-up’’ provision; and

•	20.0% of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds the catchup provision in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the three months ended December 31, 2017, no Income Incentive Fee was incurred.

For periods ending on or prior to the date of the closing of a Liquidity Event, the Investment Adviser has irrevocably agreed to waive that portion of the Income Incentive fee calculated under the Investment Advisory Agreement in amounts in excess of the following amounts (computed on a quarterly basis, in arrears):

•	zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;

•
50.0% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which the amount payable to the Investment Adviser equals to 15.0% of the Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. This portion of the Company’s Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate is referred to as the “catch-up” provision; and

•	15.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

For the three months ended December 31, 2017, no Income Incentive Fee was irrevocably waived by the Investment Adviser.

The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ending December 31, 2017, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s ‘‘Capital Gain Incentive Fee Base’’ equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis from September 29, 2017 through the end of each calendar year, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis, less (2) unamortized deferred debt issuance costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

•
The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in the Company’s portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.

•
The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in the Company’s portfolio when sold and (b) the accreted or amortized cost basis of such investment.

•
The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable Capital Gain Incentive Fee calculation date and (b) the accreted or amortized cost basis of such investment.

For periods ending on or prior to the date of the closing of a Liquidity Event, the Investment Adviser has irrevocably agreed to waive that portion of the Capital Gain Incentive Fee, calculated as described above, in excess of 15.0% of the Capital Gain Incentive Fee Base.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable for the three months ended December 31, 2017. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2017, the Company accrued a capital gain incentive fee under GAAP of $7,950, which is included in incentive fee in the Consolidated Statement of Operations. As of December 31, 2017, included in management and incentive fees payable on the Consolidated Statements of Financial Condition was a $7,950 accrual for the capital gain incentive fee under GAAP, none of which was payable pursuant to the Investment Advisory Agreement.

The third part of the Incentive Fee, the Subordinated Liquidation Incentive Fee, equals 15.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation. For purposes of this calculation, (a) ‘‘liquidation’’ includes any merger of the Company with another entity or the acquisition of all or substantially all of the shares of the Company’s common stock in a single or series of related transactions and (b) ‘‘adjusted capital’’ means the net asset value of the Company calculated immediately prior to liquidation in accordance with GAAP less unrealized capital appreciation that would have been subject to the Capital Gain Incentive Fee had capital gain been recognized on the transfer of such assets in the liquidation. The

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Investment Advisory Agreement provides that no Subordinated Liquidation Incentive Fee shall be payable for any liquidation that occurs more than six months after the date of an initial public offering of the Company’s common stock or a listing of the Company’s common stock on a national securities exchange. For periods prior to the date of the closing of a Liquidity Event, the Investment Adviser has agreed to waive the Subordinated Liquidation Incentive Fee.

The Company has structured the calculation of the Incentive Fee to include a fee limitation such that the Income Incentive Fee and the Capital Gain Incentive Fee will not be paid at any time if, after such payment, the cumulative Income Incentive Fees and Capital Gain Incentive Fees paid to date would exceed an incentive fee cap, or the Incentive Fee Cap. For periods ending on or prior to the date of the closing of a Liquidity Event, the Incentive Fee Cap in any quarter is equal to the difference between (a) 15.0% of Cumulative Pre-Incentive Fee Net Income and (b) cumulative incentive fees of any kind paid to the Investment Adviser by the Company since September 29, 2017. For periods beginning after the date of the closing of a Liquidity Event, the Incentive Fee Cap in any quarter will be equal to the difference, if positive, between (a) the sum of (i) 20.0% of Cumulative Pre-Incentive Fee Net Income for the period beginning on the date immediately following the closing of a Liquidity Event and (ii) 15.0% of Cumulative Pre-Incentive Fee Net Income for the period from September 29, 2017 and ending on the date of the closing of a Liquidity Event and (b) cumulative Income Incentive Fees and Capital Gain Incentive Fees paid to the Investment Adviser by the Company from September 29, 2017.

To the extent the Incentive Fee Cap is zero or a negative value in any quarter, no incentive fee would be payable in that quarter. ‘‘Cumulative Pre-Incentive Fee Net Income’’ is equal to the sum of (a) Pre-Incentive Fee Net Investment Income (as defined below) for each period since September 29, 2017 and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation since September 29, 2017.

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the three months ended December 31, 2017, the Company did not make any deposits into the Escrow Account.

Administration Agreement: Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping, record-keeping and other administrative services at such facilities. The Company reimburses the Administrator for the allocable portion (subject to the review and approval of the Board) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board will review such expenses to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. In addition, under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

As of December 31, 2017, included in accounts payable and accrued expenses is $3,570 for accrued allocated shared services under the Administration Agreement.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Other related party transactions: The Company agreed to reimburse the Investment Adviser for formation and Initial Closing costs incurred on its behalf up to an aggregate amount of $700,000. Any costs in excess of $700,000 will be borne by the Investment Adviser. As of December 31, 2017 and September 30, 2017, included in accounts payable and accrued expenses is $178,657 and $154,862, respectively, of formation costs and costs of the Initial Closing incurred by the Company.

The Investment Adviser voluntarily agreed to irrevocably waive reimbursement of certain professional fees incurred by the Investment Adviser on the Company's behalf during the quarter ended December 31, 2017. For the three months ended December 31, 2017, the professional fee reimbursement irrevocably waived by the Investment Adviser was $111,783.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. During the three months ended December 31, 2017, no expenses were reimbursed to the Administrator. As of December 31, 2017, included in accounts payable and accrued expenses were $110,602 for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, entered into a Subscription Agreement. As of December 31, 2017, the Company has issued 700.000 shares of its common stock to GCOP LLC exchange for aggregate capital contributions totaling $10,500.

On October 2, 2017, GEMS Fund 4, L.P, a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement. As of December 31, 2017, the Company has issued 146,666.666 shares of its common stock to GEMS Fund 4, L.P in exchange for aggregate capital contributions totaling $2,200,000.

On October 2, 2017, the Company entered into an unsecured revolving credit facility with the Investment
Adviser (the “Revolver”) with a maximum credit limit of $40,000,000 and with an expiration date of
October 2, 2020 that bears an interest rate equal to the short-term Applicable Federal Rate.

Note 5.    Investments

Investments as of December 31, 2017 consisted of the following:

	As of December 31, 2017
	Principal	Amortized Cost	Fair Value
Senior secured	$6,221,021	$6,121,558	$6,141,770
One stop	10,950,200	10,771,686	10,804,477
Equity	N/A	203,732	203,732
Total	$17,171,221	$17,096,976	$17,149,979

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table shows the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of December 31, 2017
Amortized Cost:
United States
Mid-Atlantic	$1,111,245	6.5%
Midwest	887,659	5.2
Northeast	4,740,447	27.7
Southeast	4,286,032	25.1
Southwest	3,202,304	18.7
West	2,869,289	16.8
Total	$17,096,976	100.0%

Fair Value:
United States
Mid-Atlantic	$1,113,891	6.5%
Midwest	896,723	5.2
Northeast	4,745,712	27.7
Southeast	4,314,041	25.2
Southwest	3,210,657	18.7
West	2,868,955	16.7
Total	$17,149,979	100.0%

The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2017 were as follows:

	As of December 31, 2017
Amortized Cost:
Automobile	$553,852	3.2%
Beverage, Food and Tobacco	421,036	2.5
Diversified/Conglomerate Service	13,016,330	76.1
Healthcare, Education and Childcare	1,780,973	10.4
Personal, Food and Miscellaneous Services	1,324,785	7.8
Total	$17,096,976	100.0%

	As of December 31, 2017
Fair Value:
Automobile	$552,834	3.2%
Beverage, Food and Tobacco	420,976	2.5
Diversified/Conglomerate Service	13,053,464	76.1
Healthcare, Education and Childcare	1,791,242	10.4
Personal, Food and Miscellaneous Services	1,331,463	7.8
Total	$17,149,979	100.0%
GBDC 3 Senior Loan Fund LLC:

On October 2, 2017, the Company agreed to co-invest with RGA Reinsurance Company (“RGA”) primarily in senior secured loans through GBDC 3 Senior Loan Fund LLC (“GBDC 3 SLF”), an unconsolidated Delaware LLC. GBDC 3 SLF will be capitalized as transactions are completed and all portfolio and investment decisions in respect to GBDC 3 SLF must be approved by the GBDC 3 SLF investment committee consisting of two representatives of each of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA).

As of December 31, 2017, the Company and RGA had $109,375,000 and $15,625,000, respectively, of LLC equity interest subscriptions to GBDC 3 SLF, none of which were funded as of December 31, 2017 as GBDC 3 SLF has not yet commenced operations.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 6.    Fair Value Measurements

The Company follows ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

Level 1:     Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2:     Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.

Level 3:     Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2017. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2017, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), were valued using Level 3 inputs of the fair value hierarchy.

When determining fair value of Level 3 debt and equity investments, the Company may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA may include pro-forma adjustments for items such as acquisitions, divestures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Company may base its valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept. The Company generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company may realize significantly less than the value at which such investment had previously been recorded.

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

The following table presents fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2017:

As of December 31, 2017	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$16,946,247	$16,946,247
Equity investments(1)	—	—	203,732	203,732
Money market funds(1)(2)	10,865,992	—	—	10,865,992
Total assets, at fair value:	$10,865,992	$—	$17,149,979	$28,015,971

(1)	Refer to the Consolidated Schedule of Investments for further details.

(2)	Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2017 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statement of Operations attributable to the Company’s Level 3 assets held as of December 31, 2017 was $53,003.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2017:

	For the three months ended December 31, 2017
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	53,003	—	53,003
Funding of (proceeds from) revolving loans, net	97,273	—	97,273
Fundings of investments	16,790,924	203,732	16,994,656
Accretion of discounts	5,047	—	5,047
Fair value, end of period	$16,946,247	$203,732	$17,149,979

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2017:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2017	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets, at fair value:
Senior secured loans(1)	$6,141,770	Market rate approach	Market interest rate	6.8% - 7.3% (6.9%)
		Market comparable companies	EBITDA multiples	8.5x - 13.6x (12.1x)
One stop loans(1)	$10,804,477	Market rate approach	Market interest rate	7.8% - 10.5% (9.0%)
		Market comparable companies	EBITDA multiples (2)	10.0x - 23.0x (12.2x)
			Revenue multiples (2)	6.3x - 6.9x (6.5x)
Equity	$203,732	Market comparable companies	EBITDA multiples	8.5x - 23.0x (15.7x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of December 31, 2017 was determined using the market rate approach.

(2)	The Company valued $7,752,310 and $3,052,167 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity investments are EBITDA multiples, revenue multiples and market interest rates. The Company uses EBITDA multiples and, to a lesser extent, revenue multiples on its debt and equity investments to determine any credit gains or losses. Increases or decreases in either of these inputs in isolation may result in a significantly lower or higher fair value measurement. The Company uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield is significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may be lower.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the consolidated statements of financial condition due to their short maturity. Fair value of the Company’s debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

The following are the carrying values and fair values of the Company’s debt as of December 31, 2017. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of December 31, 2017
	Carrying Value	Fair Value
Debt	$13,900,000	$13,900,000

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2017, the Company’s asset coverage for borrowed amounts was 214.2%.

Revolver: On October 2, 2017, the Company entered into the Revolver with the Investment Adviser, with a maximum credit limit of $40,000,000 and expiration date of October 2, 2020. The Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR in effect as of December 31, 2017 was 1.3%. As of December 31, 2017, the Company had $13,900,000 of outstanding debt under the Revolver. For the three months ended December 31, 2017, the Company had borrowings on the Revolver of $18,700,000 and repayments on the Revolver of $4,800,000.

For the three months ended December 31, 2017, the stated interest expense, annualized average interest rates and average outstanding balances for the Revolver were as follows:

Three months ended December 31, 2017
Stated interest expense	$6,981
Annualized average stated interest rate	1.3%
Average outstanding balance	$2,166,848

The Company’s average total debt outstanding three months ended December 31, 2017 was $2,166,848.

For the three months ended December 31, 2017, the effective annualized average interest rate on the Company’s total debt outstanding was 1.3%.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2017 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolver	$13,900,000	$—	$13,900,000	$—	$—
Total borrowings	$13,900,000	$—	$13,900,000	$—	$—

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 8.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $2,820,912 under various undrawn revolvers and other credit facilities as of December 31, 2017.

Indemnifications: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as these involve future claims that may be made against the Company but that have not occurred. The Company expects the risk of any future obligations under these indemnifications to be remote.

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the consolidated statements of financial condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of December 31, 2017. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company may engage in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Legal proceedings: In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s consolidated financial statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Three months ended December 31, 2017
Net asset value at beginning of period	$15.00
Distributions declared:(2)
From net investment income	(0.17)
Net investment income	0.12
Net change in unrealized appreciation (depreciation) on investments	0.14
Other (3)	(0.09)
Net asset value at end of period	$15.00
Total return based on net asset value per share(4)	1.11%
Number of common shares outstanding	1,058,896.360

Listed below are supplemental data and ratios to the financial highlights:	Three months ended December 31, 2017
Ratio of net investment income to average net assets*	3.21%
Ratio of total expenses to average net assets (5)*	19.76%
Ratio of management fee waiver to average net assets *	(0.40)%
Ratio of professional fees waiver to average net assets	(2.01)%
Ratio of net expenses to average net assets (5)*	17.35%
Ratio of incentive fees to average net assets	0.14%
Ratio of total expenses (without incentive fees, management fee waiver and professional fees waiver) to average net assets*	13.64%
Net assets at end of period	$15,883,445
Average debt outstanding	$2,166,848
Average debt outstanding per share	$2.05
Portfolio turnover *	0.00%
Asset coverage ratio(6)	214.21%
Asset coverage ratio per unit(7)	$2,140
Average market value per unit (8):
Revolver	N/A

* Annualized for a period less than one year.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

(3)
Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of the dividend record date.

(4)	Total return based on net asset value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)	Expenses, other than incentive fees and professional fees waiver, are annualized for a period less than one year.

(6)
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

(7)
Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollars amounts per $1,000 of indebtedness.

(8)	Not applicable because such senior securities are not registered for public trading.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2017:

Three months ended December 31, 2017
Earnings available to stockholders	$97,957
Basic and diluted weighted average shares outstanding	370,424
Basic and diluted earnings per share	$0.26

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the three months ended December 31, 2017:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Cash Distribution	DRIP Shares Value	DRIP Shares Issued

For the three months ended December 31, 2017
08/02/2017	10/23/2017	12/28/2017	248,166.664	$0.0461	$4,369	$7,065	471.024
12/06/2017	12/07/2017	12/28/2017	495,633.336	$0.0583	$11,018	$17,880	1,191.997
12/06/2017	12/22/2017	02/26/2018	916,833.336	$0.0629	$23,894	$33,731	N/A (1)

(1)	The DRIP shares were not issued as of December 31, 2017.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 14, 2018, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On December 6, 2017 and February 6, 2018, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 23, 2018	February 26, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2018 through January 31, 2018 per share
February 23, 2018	May 23, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2018 through February 28, 2018 per share
March 23, 2018	May 23, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2018 through March 31, 2018 per share
April 27, 2018	July 24, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2018 through April 30, 2018 per share

On January 1, 2018, the Company entered into Subscription Agreements with additional stockholders totaling $135,450,000 in the aggregate.

The Company issued capital calls to stockholders that were due on January 29, 2018 and February 23, 2018, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of shares	1/29/2018	230,700.004	$15.00	$3,460,500
Issuance of shares	2/23/2018	461,399.996	$15.00	$6,921,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our interim and unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, "we," "us," "our" and "GBDC 3" refer to Golub Capital BDC 3, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make and the competition for those investments;

•	our contractual arrangements and relationships with third parties;

•	completion of a public offering of our securities or other liquidity event;

•	actual and potential conflicts of interest with GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital LLC, or collectively, Golub Capital;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	general economic and political trends and other external factors;

•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;

•	general price and volume fluctuations in the stock markets;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd Frank, and the rules and regulations issued thereunder and any actions toward repeal thereof; and

•	the effect of changes to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” ”predict,” “potential,” “plan” or similar words. The forward looking statements contained in this Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this quarterly report on Form 10-Q and as “Risk Factors” in our amended registration statement on Form 10, filed with the Securities and Exchange Commission, or the SEC, on November 28, 2017.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This quarterly report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in August 2017 and commenced operations on October 2, 2017.

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans) loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $20.0 billion in capital under management as of December 31, 2017, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, which was approved by our board of directors in August 2017 for a two-year term commencing September 29, 2017, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC.

Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

We seek to create a portfolio that includes primarily senior secured and one stop loans by primarily investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. We may also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which may be referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which may increase our risk of losing part or all of our investment.

As of December 31, 2017, our portfolio at fair value was comprised of the following:

	As of December 31, 2017
Investment Type	Investments at Fair Value	Percentage of Total Investments
Senior secured	$6,141,770	35.8%
One stop	10,804,477	63.0
Equity	203,732	1.2
Total	$17,149,979	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2017, one stop loans included $3,052,167, of late stage lending loans at fair value.

As of December 31, 2017, we had debt and equity investments in 13 portfolio companies. The weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments of our debt investments for the three months ended December 31, 2017 was as follows:

Three months ended December 31, 2017
Weighted average annualized income yield(1)	7.2%
Weighted average annualized investment income yield(2)	7.6%

(1)
Represents income from interest and fees excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

(2)
Represents income from interest, fees and amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

Total return, based on the change in the net asset value, or NAV, per share of our common stock and assuming distributions were reinvested in accordance with the dividend reinvestment plan, or DRIP, for the three months ended December 31, 2017, was 1.11%. The total return does not include sales load.

As of December 31, 2017, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 7.4% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ NAV at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. Although we do not expect any material, negative impact on us and our portfolio companies as a result of this legislation, we are continuing to evaluate.

Expenses: Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement and interest expense on our outstanding debt. We bear all out-of-pocket costs and expenses of our operations and transactions, including:

•	reimbursement to GC Advisors of organizational and offering expenses up to an aggregate amount of $0.7 million;

•	calculating our NAV (including the cost and expenses of any independent valuation firm);

•
fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses may include, among other items, due diligence reports, appraisal reports, any studies that may be commissioned by GC Advisors and travel and lodging expenses;

•	expenses related to unsuccessful portfolio acquisition efforts;

•
administration fees and expenses, if any, payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);

•
fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments in portfolio companies, including costs associated with meeting financial sponsors;

•	transfer agent, dividend agent and custodial fees and expenses;

•	U.S. federal and state registration and franchise fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs associated with individual or group stockholders;

•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or the Administrator in connection with administering our business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Recent Developments

On December 6, 2017 and February 6, 2018, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 23, 2018	February 26, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2018 through January 31, 2018 per share
February 23, 2018	May 23, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2018 through February 28, 2018 per share
March 23, 2018	May 23, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2018 through March 31, 2018 per share
April 27, 2018	July 24, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2018 through April 30, 2018 per share

On January 2, 2018, we entered into subscription agreements with additional stockholders totaling $135,450,000 in the aggregate.

We issued capital calls to stockholders that were due on January 29, 2018 and February 23, 2018, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of shares	1/29/2018	230,700.004	$15.00	$3,460,500
Issuance of shares	2/23/2018	461,399.996	$15.00	$6,921,000

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2017 are as follows:

Three months ended December 31, 2017
Interest income	$121,301
Income from accretion of discounts and origination fees	5,047
Total investment income	126,348
Net expenses	81,394
Net investment income	44,954
Net change in unrealized appreciation (depreciation) on investments	53,003
Net increase in net assets resulting from operations	$97,957
Average earning debt investments, at fair value	$6,574,546
Average earning portfolio company investments, at fair value	$6,574,546

As we commenced operations on October 2, 2017, no income was earned during the periods prior to September 30, 2017.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2017:

Three months ended December 31, 2017
Interest expense	$6,981
Base management fee, net of waiver	15,014
Capital gain incentive fee accrued under GAAP	7,950
Professional fees, net of waiver	24,423
Administrative service fee	3,570
General and administrative expenses	23,456
Total expenses	$81,394
Average debt outstanding	$2,166,848

As we commenced operations on October 2, 2017, no expenses were incurred during the periods prior to September 30, 2017.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2017:

Three months ended December 31, 2017
Unrealized appreciation on investments	$58,172
Unrealized (depreciation) on investments	(5,169)
Net change in unrealized appreciation (depreciation) on investments	$53,003

During the three months ended December 31, 2017, we had $58,172 in unrealized appreciation on 10 portfolio company investments, which was partially offset by $5,169 in unrealized depreciation on 5 portfolio company investments. Unrealized appreciation during the three months ended December 31, 2017 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts that caused a reduction in fair value of portfolio company investments during the three months ended December 31, 2017.

Liquidity and Capital Resources

For the three months ended December 31, 2017, we experienced a net increase in cash and cash equivalents of $12,406,112. During the period we used $17,076,501 in operating activities, primarily as a result of fundings of portfolio investments of $16,994,656. During the same period, cash provided by financing activities was $29,482,613, primarily driven by borrowings on debt of $18,700,000 and proceeds from the issuance of common shares of $15,598,000 that were partially offset by repayments of debt of $4,800,000.

As of December 31, 2017, we had cash and cash equivalents of $12,416,612. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

As of December 31, 2017, we had investor capital subscriptions totaling $210,610,500 of which $15,858,500 had been called and contributed, leaving $194,752,000 of uncalled investor capital subscriptions.

As of December 31, 2017, we were permitted to borrow up to $40.0 million at any one time outstanding, under the terms of our unsecured revolving credit facility, or Revolver, with GC Advisors. As of December 31, 2017, we had $13,900,000 outstanding under the Revolver.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2017, our asset coverage for borrowed amounts was 214.21%.

As of December 31, 2017, we had outstanding commitments to fund investments totaling $2,820,912. This amount may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2017, subject to the terms of each loan’s respective credit agreement. As of December 31, 2017, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our Revolver and uncalled investor capital subscriptions.

Although we expect to fund the growth of our investment portfolio through net proceeds from capital calls on existing and future investor capital subscriptions and through our dividend reinvestment plan as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition to capital not being available, it also may not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing in capital generated by repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2017, we had investments in 13 portfolio companies with a total fair value of $17,149,979.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2017:

	Three months ended December 31, 2017
	New Commitments	Percentage of Commitments
Senior secured	$7,677,600	38.0%
One stop	12,314,533	61.0
Equity	203,732	1.0
Total new investment commitments	$20,195,865	100.0%
The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2017
	Par	Amortized Cost	Fair Value
Senior secured:
Performing	$6,221,021	$6,121,558	$6,141,770
Non-accrual (1)	—	—	—
One stop:
Performing	10,950,200	10,771,686	10,804,477
Non-accrual (1)	—	—	—
Equity	N/A	203,732	203,732
Total	$17,171,221	$17,096,976	$17,149,979

(1)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”

The annualized income yield by debt security type for the three months ended December 31, 2017 was as follows:

Three months ended December 31, 2017
Senior secured	6.3%
One stop	8.5%

As of December 31, 2017, the fair value of our debt investments as a percentage of the outstanding par value was 98.7%.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated during the three months ended December 31, 2017:

Three months ended December 31, 2017
Weighted average rate of new investment fundings	7.4%
Weighted average spread over LIBOR of new floating rate investment fundings	5.9%
Weighted average fees of new investment fundings	1.4%
Weighted average annualized income yield	7.2%

As of December 31, 2017, 100.0% and 100.0% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2017, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $20,465,000. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

As part of the monitoring process, GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by Golub Capital and its affiliates. This system is not generally accepted in our industry or used by our competitors. It is based on the following categories, which we refer to as GC Advisors’ internal performance ratings:

Internal Performance Ratings
Rating	Definition
5	Involves the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk factors are generally favorable.
4	Involves an acceptable level of risk that is similar to the risk at the time of origination. The borrower is generally performing as expected, and the risk factors are neutral to favorable.
3
Involves a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination. The borrower may be out of compliance with debt covenants; however, loan payments are generally not past due.

2
Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 180 days past due).

1
Involves a borrower performing substantially below expectations and indicates that the loan’s risk has substantially increased since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 1 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

Our internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.

For any investment rated 1, 2 or 3, GC Advisors will increase its monitoring intensity and prepare regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions.

GC Advisors monitors and, when appropriate, changes the internal performance ratings assigned to each investment in our portfolio. In connection with our valuation process, GC Advisors and our board of directors review these internal performance ratings on a quarterly basis.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2017:

As of December 31, 2017
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$—	—%
4	17,149,979	100.0
3	—	—
2	—	—
1	—	—
Total	$17,149,979	100.0%

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of December 31, 2017 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Revolver	$13,900,000	$—	$13,900,000	$—	$—
Unfunded commitments (1)	2,820,912	2,820,912	—	—	—
Total contractual obligations	$16,720,912	$2,820,912	$13,900,000	$—	$—

(1)
Unfunded commitments represent unfunded commitments to fund investments as of December 31, 2017. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2017, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2017, we had outstanding commitments to fund investments totaling $2,820,912.

We have certain contracts under which we have material future commitments. We have entered into the Investment Advisory Agreement with GC Advisors in accordance with the 1940 Act. Under the Investment Advisory Agreement, GC Advisors provides us with investment advisory and management services.

Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us with clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. The Administrator also provides on our behalf managerial assistance to those portfolio companies to which we are required to offer to provide such assistance.

If any of the contractual obligations discussed above is terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we receive under our Investment Advisory Agreement and our Administration Agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Distributions

We intend to make monthly or quarterly distributions to our stockholders as determined by our board of directors. For additional information on distributions, see “Critical Accounting Policies - Income Taxes.”

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse U.S. federal income tax consequences, including the possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for any tax year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, our stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our dividend reinvestment plan. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We entered into the Investment Advisory Agreement with GC Advisors. Each of Mr. Lawrence Golub, our chairman, and Mr. David Golub, our president and chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.

•
We entered into a letter agreement to the Investment Advisory Agreement with GC Advisors that voluntarily and irrevocably waives reimbursement for professional fees during the quarter ended December 31, 2017. For the three months ended December 31, 2017, the professional fee reimbursement irrevocably waived by the Investment Adviser was $111,783.

•	Golub Capital LLC provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.

•	We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”

•
Under a staffing agreement, or the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis.

•	We have entered into the Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., a publicly-traded business development company (Nasdaq: GBDC), and Golub Capital Investment Corporation, a privately-traded business development company, both of which focus on investing primarily in senior secured and one stop loans of U.S. middle-market companies. In addition, our officers and directors serve in similar capacities for Golub Capital BDC, Inc. and Golub Capital Investment Corporation. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of these other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our and GC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the General Corporation Law of the State of Maryland.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Fair Value Measurements

We value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith by our board of directors under our valuation policy and process.

Valuation methods may include comparisons of the portfolio companies to peer companies that are public, determination of the enterprise value of a portfolio company, discounted cash flow analysis and a market interest rate approach. The factors that are taken into account in fair value pricing investments include: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and may differ materially from values that may ultimately be received or settled.

Our board of directors is ultimately and solely responsible for determining, in good faith, the fair value of investments that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company investment being initially valued by the investment professionals of GC Advisors responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors.

•	The audit committee of our board of directors reviews these preliminary valuations.

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

In connection with each sale of shares of our common stock, we make a determination that we are not selling shares of our common stock at a price below the then-current net asset value per share of common stock at the time at which the sale is made or otherwise in violation of the 1940 Act.  GC Advisors will consider the following factors, among others, in making such determination:

•	The net asset value of our common stock disclosed in the most recent periodic report filed with the SEC;

•
Its assessment of whether any change in the net asset value per share of our common stock has occurred (including through the realization of gains on the sale of portfolio securities) during the period beginning on the date of the most recently disclosed net asset value per share of our common stock and ending two days prior to the date of the sale; and

•
The magnitude of the difference between the sale price of the shares of common stock and management’s assessment of any change in the net asset value per share of our common stock during the period discussed above.

Determination of fair values involves subjective judgments and estimates. Under current accounting standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

We follow ASC Topic 820 for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2: Inputs include quoted prices for similar assets or liabilities in active markets and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the assets or liabilities.
Level 3: Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2017. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.
Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2017, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

When determining fair value of Level 3 debt and equity investments, we may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA may include pro-forma adjustments for items such as acquisitions, divestures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, we will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, we use a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, we may base our valuation on indicative bid and ask prices provided by an independent third party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. We generally use the midpoint of the bid/ask range as our best estimate of fair value of such investment.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a market existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize significantly less than the value at which such investment had previously been recorded.

Our investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

Valuation of Other Financial Assets and Liabilities

Fair value of our debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans and record these fees as fee income when received. Loan origination fees, original issues discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in our consolidated statements of operations.

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of December 31, 2017, we had no portfolio company investments on non-accrual status.

Income taxes: We intend to elect to be treated as a RIC under Subchapter M of the Code and will operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. For example, permanent differences in classification may result from the treatment of distributions paid from short-term gains as ordinary income dividends for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2017, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.00%. In addition, the Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of December 31, 2017 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$(42,911)	$(34,750)	$(8,161)
Up 50 basis points	85,821	69,500	16,321
Up 100 basis points	171,642	139,000	32,642
Up 150 basis points	257,463	208,500	48,963
Up 200 basis points	343,284	278,000	65,284

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2017, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4: Controls and Procedures.

As of December 31, 2017 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

Golub Capital BDC 3, Inc., GC Advisors, LLC and Golub Capital LLC are not currently subject to any material legal proceedings.

Item 1A: Risk Factors.

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1
GBDC 3 Senior Loan LLC Limited Liability Company Agreement, dated as of October 2, 2017, by and between the Registrant and RGA Reinsurance Company (Incorporated by reference to Exhibit 10.8 to Registrant’s Report on Form 10-12G/A (File No. 000-55846), filed on November 28, 2017).

10.2
Revolving Loan Agreement, dated as of October 2, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.9 to Registrant’s Report on Form 10-12G/A (File No. 000-55846), filed on November 28, 2017).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 3, Inc.

Dated: February 14, 2018	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2018	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)