Form 10-Q
period 2018-03-31
Golub Capital BDC 3, Inc.
filed 2018-05-14
CIK 1715268

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

As of May 14, 2018, the Registrant had 2,219,371.824 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2018	September 30, 2017
	(unaudited)
Assets
Total investments at fair value (amortized cost of $42,424,500 and $0, respectively)	$42,826,086	$—
Cash and cash equivalents	14,690,610	10,500
Interest receivable	266,113	—
Capital call receivable	40,000	—
Other assets	173,730	154,862
Total Assets	$57,996,539	$165,362
Liabilities
Debt	$24,000,000	$—
Less unamortized debt issuance costs	228,770	—
Debt less unamortized debt issuance costs	23,771,230	—
Interest payable	24,993	—
Distributions payable	534,571	—
Management and incentive fees payable	102,725	—
Accounts payable and accrued expenses	272,043	154,862
Accrued trustee fees	400	—
Total Liabilities	24,705,962	154,862
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2018 and September 30, 2017	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 2,219,371.824 and 700.000 shares issued and outstanding as of March 31, 2018 and September 30, 2017, respectively	2,219	1
Paid in capital in excess of par	33,288,358	10,499
Capital distributions in excess of net investment income	(401,586)	—
Net unrealized appreciation (depreciation) on investments	401,586	—
Total Net Assets	33,290,577	10,500
Total Liabilities and Total Net Assets	$57,996,539	$165,362
Number of common shares outstanding	2,219,371.824	700.000
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three months ended March 31, 2018	Six months ended March 31, 2018
Investment income
From non-controlled/non-affiliate company investments:
Interest income	$644,765	$771,113
Fee income	1,359	1,359
Total investment income	646,124	772,472
Expenses
Interest and other debt financing expenses	64,233	71,214
Base management fee	97,435	118,080
Incentive fee	23,913	31,863
Professional fees	163,458	320,790
Administrative service fee	12,390	15,960
General and administrative expenses	2,349	4,679
Total expenses	363,778	562,586
Base management fee waived (Note 4)	(26,573)	(32,204)
Professional fees waived (Note 4)	—	(111,783)
Net expenses	337,205	418,599
Net investment income - before excise tax	308,919	353,873
Excise tax	853	853
Net investment income - after excise tax	308,066	353,020
Net gain (loss) on investments
Net change in unrealized appreciation (depreciation) on investments	348,583	401,586
Net gain (loss) on investments	348,583	401,586
Net increase in net assets resulting from operations	$656,649	$754,606
Per Common Share Data
Basic and diluted earnings per common share	$0.46	$0.85
Basic and diluted weighted average common shares outstanding	1,425,525	892,177

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Changes in Net Assets (unaudited)

				Capital Distributions in Excess of Net Investment Income	Net Unrealized Appreciation (Depreciation) on Investments
	Common Stock		Paid in Capital in Excess of Par			Total Net Assets
	Shares	Par Amount
Balance at September 30, 2017	700.000	$1	$10,499	$—	$—	$10,500
Issuance of common stock(1)	2,210,033.335	2,210	33,148,290	—	—	33,150,500
Net increase in net assets resulting from operations	—	—	—	353,020	401,586	754,606
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	8,638.489	8	129,569	—	—	129,577
Distributions from net investment income	—	—	—	(220,035)	—	(220,035)
Distributions declared and payable	—	—	—	(534,571)	—	(534,571)
Total increase (decrease) for the period ended March 31, 2018	2,218,671.824	2,218	33,277,859	(401,586)	401,586	33,280,077
Balance at March 31, 2018	2,219,371.824	$2,219	$33,288,358	$(401,586)	$401,586	$33,290,577

(1)	Refer to Note 3 for a detailed listing of the common stock issuances for the three and six months ended March 31, 2018.

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)

Six months ended March 31, 2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$754,606
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of deferred debt issuance costs	5,119
Accretion of discounts and origination fees	(29,935)
Net change in unrealized (appreciation) depreciation on investments	(401,586)
Proceeds from (fundings of) revolving loans, net	(169,780)
Fundings of investments	(42,265,412)
Proceeds from principal payments and sales of portfolio investments	40,627
Changes in operating assets and liabilities:
Interest receivable	(266,113)
Other assets	(18,868)
Interest payable	24,993
Management and incentive fees payable	102,725
Accounts payable and accrued expenses	117,181
Accrued trustee fees	400
Net cash (used in) provided by operating activities	(42,106,043)
Cash flows from financing activities
Borrowings on debt	69,350,000
Repayments of debt	(45,350,000)
Capitalized debt issuance costs	(233,889)
Proceeds from issuance of common shares	33,110,500
Distributions paid	(90,458)
Net cash (used in) provided by financing activities	56,786,153
Net change in cash and cash equivalents	14,680,110
Cash and cash equivalents, beginning of period	10,500
Cash and cash equivalents, end of period	$14,690,610
Supplemental information:
Cash paid during the period for interest	$41,102
Taxes, including excise tax, paid during the period	$853
Distributions declared during the period	$754,606
Supplemental disclosure of noncash financing activity:
Capital call receivable	$40,000
Distributions payable	$534,571

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2018

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Debt investments
Automobile
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	6.89%	11/2022	$481,992	$476,465	1.4%	$481,992
Grease Monkey International, LLC	Senior loan	P + 4.00%	(a)(e)	8.15%	11/2022	32,000	31,427	0.1	32,000
Grease Monkey International, LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2022	—	(3,082)	—	—
						513,992	504,810	1.5	513,992
Beverage, Food and Tobacco
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	6.71%	12/2023	427,329	421,232	1.3	427,329
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	6.71%	12/2022	3,800	2,861	—	3,800
						431,129	424,093	1.3	431,129
Diversified/Conglomerate Manufacturing
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.24%	03/2025	2,010,400	1,980,480	6.0	1,990,296
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.28%	03/2024	40,000	38,514	0.1	39,000
Togetherwork Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	03/2025	—	(21,762)	—	(14,622)
						2,050,400	1,997,232	6.1	2,014,674
Diversified/Conglomerate Service
Apttus Corporation	One stop	L + 7.85%		10.06%	01/2023	2,069,200	1,990,899	6.0	1,987,674
Bazaarvoice, Inc.	One stop	L + 8.00%	(c)	9.77%	02/2024	3,310,800	3,246,367	9.7	3,244,584
Bazaarvoice, Inc.(5)	One stop	L + 8.00%		N/A(6)	02/2024	—	(2,335)	—	(2,400)
Browz LLC	One stop	L + 9.50%	(a)	9.67% cash/1.50% PIK	03/2023	543,600	536,917	1.6	538,164
Browz LLC(5)	One stop	L + 9.50%		N/A(6)	03/2023	—	(246)	—	(200)
Confluence Technologies, Inc.	One stop	L + 7.50%	(c)	9.59%	03/2024	2,569,200	2,537,363	7.6	2,543,508
Confluence Technologies, Inc.	One stop	L + 7.50%	(c)	9.59%	03/2024	21,000	20,071	0.1	20,250
Connexin Software, Inc.	One stop	L + 8.50%	(b)	10.50%	02/2024	882,900	870,013	2.6	871,864
Connexin Software, Inc.(5)	One stop	L + 8.50%		N/A(6)	02/2024	—	(438)	—	(375)
Datto, Inc.	One stop	L + 8.00%	(a)	9.72%	12/2022	2,200,600	2,159,360	6.6	2,200,600
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(1,072)	—	—
Imprivata, Inc.	Senior loan	L + 4.50%	(c)	6.24%	10/2023	2,611,655	2,581,378	7.8	2,611,654
Imprivata, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	10/2023	—	(2,029)	—	—
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	9.82%	11/2022	906,300	889,554	2.7	906,300
JAMF Holdings, Inc.(5)	One stop	L + 8.00%		N/A(6)	11/2022	—	(950)	—	—
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	7.48%	12/2023	764,683	757,389	2.3	764,684
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(572)	—	—
Nextech Systems, LLC	One stop	L + 6.00%	(a)	7.89%	03/2024	3,783,400	3,769,413	11.3	3,769,212
Nextech Systems, LLC(5)	One stop	L + 6.00%		N/A(6)	03/2024	—	(370)	—	(375)
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.11%	11/2023	603,700	596,629	1.8	603,700
Nexus Brands Group, Inc.	One stop	P + 5.00%	(e)	9.75%	11/2023	217,417	213,919	0.7	217,417
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1,171)	—	—
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.89%	01/2024	2,850,755	2,816,210	8.5	2,822,248
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.89%	01/2024	939,107	927,727	2.8	929,716
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1,212)	—	(1,000)
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(4,138)	—	(3,415)
Trintech, Inc.	One stop	L + 6.50%	(c)	8.28%	12/2023	2,146,593	2,120,900	6.4	2,146,593
Trintech, Inc.	One stop	L + 6.50%	(c)	8.28%	12/2023	1,067,707	1,054,927	3.2	1,067,706
Trintech, Inc.	One stop	L + 6.50%	(c)	8.28%	12/2023	30,000	28,205	0.1	30,000
True Commerce, Inc.	One stop	L + 5.75%	(c)	8.06%	11/2023	1,123,085	1,109,957	3.4	1,123,085
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(877)	—	—
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(c)	8.03%	12/2023	1,647,172	1,619,859	4.9	1,647,172
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1,244)	—	—
						30,288,874	29,830,403	90.1	30,038,366
Electronics
Diligent Corporation	One stop	L + 6.50%	(c)	8.94%	04/2022	1,972,656	1,948,962	5.9	1,972,656
Diligent Corporation(5)	One stop	L + 6.50%		N/A(6)	04/2022	—	(1,595)	—	(1,660)

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics - (continued)
Diligent Corporation(5)	One stop	L + 6.50%		N/A(6)	04/2022	$—	$(2,261)	—%	$(2,353)
						1,972,656	1,945,106	5.9	1,968,643
Healthcare, Education and Childcare
Eyecare Services Partners Holdings LLC(5)	One stop	L + 6.25%		N/A(6)	05/2023	—	(70,773)	—	—
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.64%	11/2023	448,376	443,107	1.4	448,376
ONsite Mammography, LLC	One stop	L + 6.75%	(d)	8.93%	11/2023	37,427	35,307	0.1	37,427
ONsite Mammography, LLC(5)	One stop	L + 6.75%		N/A(6)	11/2023	—	(588)	—	—
Radiology Partners, Inc.	One stop	L + 5.75%	(c)	8.05%	12/2023	2,064,706	2,005,559	6.0	2,003,647
Radiology Partners, Inc.	One stop	L + 5.75%	(c)(d)	7.61%	12/2023	1,391,062	1,377,587	4.2	1,391,062
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.73%	10/2023	1,320,291	1,301,996	4.0	1,320,291
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.78%	10/2023	45,000	42,921	0.1	45,000
Summit Behavioral Healthcare, LLC(5)	Senior loan	L + 4.75%		N/A(6)	10/2023	—	(6,621)	—	—
Upstream Intermediate, LLC	Senior loan	L + 4.50%	(c)(e)	6.81%	01/2024	638,400	635,336	1.9	635,208
						5,945,262	5,763,831	17.7	5,881,011
Personal, Food and Miscellaneous Services
Captain D's, LLC	Senior loan	L + 4.50%	(a)	6.37%	12/2023	1,283,084	1,264,778	3.9	1,283,084
Captain D's, LLC	Senior loan	L + 4.50%	(a)(e)	7.13%	12/2023	22,950	21,794	0.1	22,950
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.24%	01/2023	59,850	59,275	0.2	59,252
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.27%	01/2023	21,342	16,422	0.1	16,220
Ruby Slipper Cafe LLC, The(5)	One stop	L + 7.50%		N/A(6)	01/2023	—	(96)	—	(100)
						1,387,226	1,362,173	4.3	1,381,406
Total debt investments						$42,589,539	$41,827,648	126.9%	$42,229,221

Equity investments(7)(8)
Automobile
Grease Monkey International, LLC	LLC units	N/A		N/A	N/A	73,342	$73,342	0.2%	$73,342

Diversified/Conglomerate Service
Apttus Corporation	Preferred stock	N/A		N/A	N/A	6,438	96,570	0.3	96,570
Apttus Corporation	Warrant	N/A		N/A	N/A	12,510	71,169	0.2	71,182
Confluence Technologies, Inc.	LLC Interest	N/A		N/A	N/A	321	32,051	0.1	32,051
Connexin Software, Inc.	LLC Interest	N/A		N/A	N/A	26,083	26,083	0.1	26,083
Net Health Acquisition Corp.	LP Interest	N/A		N/A	N/A	72	72,509	0.2	72,509
Nexus Brands Group, Inc.	LP Interest	N/A		N/A	N/A	29	28,911	0.1	28,911
Property Brands, Inc.	Preferred stock	N/A		N/A	N/A	10,596	105,963	0.3	105,963
							433,256	1.3	433,269
Healthcare, Education and Childcare
Summit Behavioral Healthcare, LLC	LLC interest	N/A		N/A	N/A	145	14,455	—	14,455

Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC Interest	N/A		N/A	N/A	14,515	14,515	—	14,515
Ruby Slipper Cafe LLC, The	LLC Units	N/A		N/A	N/A	6,128	61,284	0.2	61,284
							75,799	0.2%	75,799
Total equity investments							$596,852	1.7%	$596,865

Total investments						$42,589,539	$42,424,500	128.6%	$42,826,086

Cash and cash equivalents
Cash							$14,543,905	43.7%	$14,543,905
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)				1.52% (9)			146,705	0.5	146,705
Total cash and cash equivalents							$14,690,610	44.2%	$14,690,610

Total investments and cash and cash equivalents							$57,115,110	172.8%	$57,516,696

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2018

(1)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or Prime (‘‘P’’) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of March 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of March 29, 2018, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2018, as the loan may have priced or repriced based on an index rate prior to March 29, 2018.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 1.88% as of March 29, 2018.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.00% as of March 29, 2018.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.31% as of March 29, 2018.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.45% as of March 29, 2018.
(e) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 4.75% as of March 29, 2018.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2018.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of March 31, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Equity investments are non-income producing securities unless otherwise noted.

(8)	Ownership of certain equity investments may occur through a holding company or partnership.

(9)	The rate shown is the annualized seven-day yield as of March 31, 2018.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1.    Organization

Golub Capital BDC 3, Inc. (“GBDC 3” and, collectively with its subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that was formed on August 1, 2017 and elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on September 29, 2017. On October 2, 2017, the date of the commencement of operations, the Company entered into subscription agreements (collectively, the "Subscription Agreements") to purchase shares of GBDC 3's common stock in private placements (the "Initial Closing"). In addition, for U.S. federal income tax purposes, beginning with its tax year ending September 30, 2018, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s investment strategy is to invest primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. The Company may also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, U.S. middle-market companies. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

Note 2.    Significant Accounting Policies and Recent Accounting Updates

Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 - Financial Services - Investment Companies (“ASC Topic 946”).

The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company's amended registration statement on Form 10, as filed with the U.S. Securities and Exchange Commission (the "SEC") on November 28, 2017.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2018, interest income included $24,888 and $29,935 of accretion of discounts and origination fees. For the three and six months ended March 31, 2018, the Company received loan origination fees of $510,161 and $793,185.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For each of the three and six months ended March 31, 2018, the Company recorded PIK income of $670. For each of the three and six months ended March 31, 2018, the Company did not receive any PIK payments in cash.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when received. All other income is recorded into income when earned. For the three and six months ended March 31, 2018, no prepayment premium fee income was recorded.

For the three and six months ended March 31, 2018, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, of $445,779 and $476,424, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company ("LLC") and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and six months ended March 31, 2018, the Company did not record dividend income or return of capital distributions.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. As of March 31, 2018, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and six months ended March 31, 2018, the Company incurred $853 for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2018.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Distributions: Distributions to common stockholders are recorded on the record date. Subject to the discretion of and as determined by the Board, the Company intends to authorize and declare ordinary cash distributions based on a formula approved by the Board on a quarterly basis. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2018 and September 30, 2017, the Company had deferred debt issuance costs of $228,770 and $0, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for each of the three and six months ended March 31, 2018 was $5,119.

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

Note 3.    Stockholders’ Equity

GBDC 3 is authorized to issue 1,000,000 shares of preferred stock at a par value of $0.001 per share and 100,000,000 shares of common stock at a par value of $0.001 per share. Since the commencement of operations on October 2, 2017, the Company entered into Subscription Agreements with several investors, including with affiliates of the Investment Adviser, providing for the private placement of GBDC 3’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase GBDC 3’s common stock at a price per share equal to the most recent NAV per share as determined by the Board (subject to adjustment to the extent required by Section 23 of the 1940 Act) up to the amount of their respective capital subscriptions on an as-needed basis as determined by GBDC 3 with a minimum of 10 calendar days prior notice.

As of March 31, 2018, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2018
	Subscriptions	Contributions
GBDC 3 Stockholders	$346,060,500	$33,161,000
Total	$346,060,500	$33,161,000

As of March 31, 2018, the ratio of total contributed capital to total capital subscriptions was 9.6% and the Company had uncalled capital commitments of $312,899,500.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the shares of GBDC 3 common stock issued and outstanding for the six months ended March 31, 2018:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares outstanding, September 30, 2017		700.000	$15.00	$10,500
Issuance of shares	10/16/2017	247,466.664	15.00	3,712,000
Issuance of shares	11/10/2017	123,733.336	15.00	1,856,000
Issuance of shares	12/04/2017	123,733.336	15.00	1,856,000
Issuance of shares	12/21/2017	421,200.000	15.00	6,318,000
Issuance of shares	12/29/2017	140,400.003	15.00	2,106,000
Issuance of shares	01/29/2018	230,700.004	15.00	3,460,500
Issuance of shares	02/23/2018	461,399.996	15.00	6,921,000
Issuance of shares	03/29/2018	461,399.996	15.00	6,921,000
Shares issued for capital drawdowns		2,210,033.335	$15.00	$33,150,500

Issuance of shares (1)	12/28/2017	1,663.021	15.00	24,945
Issuance of shares (1)	02/26/2018	6,975.468	15.00	104,632
Shares issued through DRIP		8,638.489	$15.00	$129,577

Shares outstanding, March 31, 2018		2,219,371.824	$15.00	$33,290,577

(1)	Shares issued through the DRIP.

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

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds and leverage) and is payable quarterly in arrears. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For periods ending on or prior to the earlier of (1) the date of pricing of an initial public offering or listing on a national securities exchange of the shares of common stock of GBDC 3 or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement as described above. For the three and six months ended March 31, 2018, the base management fee irrevocably waived by the Investment Adviser was $26,573 and $32,204, respectively.

The Incentive Fee consists of three parts: the income component (the “Income Incentive Fee”), the capital gains component (the “Capital Gain Incentive Fee”) and the subordinated liquidation incentive component (the “Subordinated Liquidation Incentive Fee” and, together with the Income Incentive Fee and the Capital Gain Incentive Fee, the “Incentive Fee”).

The Income Incentive Fee is calculated quarterly in arrears based on Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring,

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock, but excluding the Incentive Fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities, accrued income that the Company has not yet received in cash.

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

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For each of the three and six months ended March 31, 2018 the Income Incentive Fee incurred was $5,941.

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

For each of the three and six months ended March 31, 2018, no Income Incentive Fee was irrevocably waived by the Investment Adviser.

The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ended December 31, 2017, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s ‘‘Capital Gain Incentive Fee Base’’ equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis from September 29, 2017 through the end of each calendar year, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis, less (2) unamortized deferred debt issuance costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

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

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable for each of the three and six months ended March 31, 2018. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2018, the Company accrued a capital gain incentive fee under GAAP of $17,972 and $25,922, respectively, which are included in incentive fee in the Consolidated Statement of Operations. As of March 31, 2018, included in management and incentive fees payable on the Consolidated Statements of Financial Condition was a $25,922 accrual for the capital gain incentive fee under GAAP, none of which was payable pursuant to the Investment Advisory Agreement.

The third part of the Incentive Fee, the Subordinated Liquidation Incentive Fee, equals 15.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation. For purposes of this calculation, (a) ‘‘liquidation’’ includes any merger of the Company with another entity or the

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

acquisition of all or substantially all of the shares of the Company’s common stock in a single or series of related transactions and (b) ‘‘adjusted capital’’ means the net asset value of the Company calculated immediately prior to liquidation in accordance with GAAP less unrealized capital appreciation that would have been subject to the Capital Gain Incentive Fee had capital gain been recognized on the transfer of such assets in the liquidation. The Investment Advisory Agreement provides that no Subordinated Liquidation Incentive Fee shall be payable for any liquidation that occurs more than six months after the date of an initial public offering of the Company’s common stock or a listing of the Company’s common stock on a national securities exchange. For periods prior to the date of the closing of a Liquidity Event, the Investment Adviser has agreed to waive the Subordinated Liquidation Incentive Fee.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the three and six months ended March 31, 2018, the Company did not make any deposits into the Escrow Account.

Administration Agreement: Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping, record-keeping and other administrative services at such facilities. The Company reimburses the Administrator for the allocable portion (subject to the review and approval of the Board) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board will review such expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. In addition, under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

As of March 31, 2018, included in accounts payable and accrued expenses is $12,390 for accrued allocated shared services under the Administration Agreement.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Other related party transactions: The Company agreed to reimburse the Investment Adviser for formation and Initial Closing costs incurred on its behalf up to an aggregate amount of $700,000. Any costs in excess of $700,000 will be borne by the Investment Adviser. As of March 31, 2018 and September 30, 2017, the formation and Initial Closing costs incurred by the Investment Adviser on behalf of the Company and reimbursable by the Company totaled $198,728 and $154,862, respectively. The formation and Initial Closing costs are included in other assets on the Consolidated Statements of Financial Condition.

The Investment Adviser voluntarily agreed to irrevocably waive reimbursement of certain professional fees incurred by the Investment Adviser on the Company's behalf during the quarter ended December 31, 2017. For the three months ended December 31, 2017, the professional fee reimbursement irrevocably waived by the Investment Adviser was $111,783, which was reimbursed by the Investment Adviser in cash to the Company during the three months ended March 31, 2018.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. During each of the three and six months ended March 31, 2018, $222,385 of expenses were reimbursed to the Administrator. As of March 31, 2018, included in accounts payable and accrued expenses were $104,106 for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $10,500.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement. As of March 31, 2018, the Company has issued 238,333.333 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $3,575,000.

On October 2, 2017, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the “Revolver”) with a maximum credit limit of $40,000,000 and with an expiration date of October 2, 2020 that bears an interest rate equal to the short-term Applicable Federal Rate.

Note 5.    Investments

Investments as of March 31, 2018 consisted of the following:

	As of March 31, 2018
	Principal	Amortized Cost	Fair Value
Senior secured	$6,866,501	$6,768,456	$6,863,308
One stop	35,723,038	35,059,192	35,365,913
Equity	N/A	596,852	596,865
Total	$42,589,539	$42,424,500	$42,826,086

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

	As of March 31, 2018
Amortized Cost:
United States
Mid-Atlantic	$8,465,788	20.0%
Midwest	888,604	2.1
Northeast	4,737,637	11.2
Southeast	12,521,382	29.5
Southwest	6,584,949	15.5
West	9,226,140	21.7
Total	$42,424,500	100.0%

Fair Value:
United States
Mid-Atlantic	$8,599,783	20.1%
Midwest	906,300	2.1
Northeast	4,812,254	11.2
Southeast	12,605,024	29.4
Southwest	6,623,139	15.5
West	9,279,586	21.7
Total	$42,826,086	100.0%

The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2018 were as follows:

	As of March 31, 2018
Amortized Cost:
Automobile	$578,152	1.4%
Beverage, Food and Tobacco	424,093	1.0
Diversified/Conglomerate Manufacturing	1,997,232	4.7
Diversified/Conglomerate Service	30,263,659	71.3
Electronics	1,945,106	4.6
Healthcare, Education and Childcare	5,778,286	13.6
Personal, Food and Miscellaneous Services	1,437,972	3.4
Total	$42,424,500	100.0%

	As of March 31, 2018
Fair Value:
Automobile	$587,334	1.4%
Beverage, Food and Tobacco	431,129	1.0
Diversified/Conglomerate Manufacturing	2,014,674	4.7
Diversified/Conglomerate Service	30,471,635	71.1
Electronics	1,968,643	4.6
Healthcare, Education and Childcare	5,895,466	13.8
Personal, Food and Miscellaneous Services	1,457,205	3.4
Total	$42,826,086	100.0%
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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

As of March 31, 2018, the Company and RGA had $109,375,000 and $15,625,000, respectively, of LLC equity interest subscriptions to GBDC 3 SLF, none of which were funded as of March 31, 2018 as GBDC 3 SLF has not yet commenced operations.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2018. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2018, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

The following table presents fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2018:

As of March 31, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$42,229,221	$42,229,221
Equity investments(1)	—	—	596,865	596,865
Money market funds(1)(2)	146,705	—	—	146,705
Total assets, at fair value:	$146,705	$—	$42,826,086	$42,972,791

(1)	Refer to the Consolidated Schedule of Investments for further details.

(2)	Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) attributable to the Company’s Level 3 assets held as of March 31, 2018 for the three and six months ended March 31, 2018 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations was $348,583 and $401,586, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2018:

	For the six months ended March 31, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	401,573	13	401,586
Funding of (proceeds from) revolving loans, net	169,780	—	169,780
Fundings of investments	41,668,560	596,852	42,265,412
Proceeds from principal payments and sales of portfolio investments	(40,627)	—	(40,627)
Accretion of discounts and origination fees	29,935	—	29,935
Fair value, end of period	$42,229,221	$596,865	$42,826,086

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2018:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets, at fair value:
Senior secured loans(1)	$6,863,308	Market rate approach	Market interest rate	5.5% - 8.1% (6.5%)
		Market comparable companies	EBITDA multiples	8.4x - 13.6x (11.9x)
One stop loans(1)	$35,365,913	Market rate approach	Market interest rate	6.5% - 12.0% (9.1%)
		Market comparable companies	EBITDA multiples(2)	10.0x - 25.6x (16.7x)
			Revenue multiples(2)	3.9x - 6.5x (5.3x)
Equity	$596,865	Market comparable companies	EBITDA multiples(3)	8.4x - 23.0x (16.3x)
			Revenue multiples(3)	3.9x - 6.0x (5.6x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of March 31, 2018 was determined using the market rate approach.

(2)	The Company valued $26,298,128 and $9,067,785 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)	The Company valued $370,979 and $225,886 of equity investments using EBITDA and revenue multiples, respectively.
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

The following are the carrying values and fair values of the Company’s debt as of March 31, 2018. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of March 31, 2018
	Carrying Value	Fair Value
Debt	$24,000,000	$24,000,000

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. As of March 31, 2018, the Company’s asset coverage for borrowed amounts was 238.6%.

Revolver: On October 2, 2017, the Company entered into the Revolver with the Investment Adviser, with a maximum credit limit of $40,000,000 and expiration date of October 2, 2020. The Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2018 was 2.0%. As of March 31, 2018, the Company had no outstanding debt under the Revolver. For the three and six months ended March 31, 2018, the Company had borrowings on the Revolver of $12,050,000 and $30,750,000, respectively, and repayments on the Revolver of $25,950,000 and $30,750,000, respectively.

For the three and six months ended March 31, 2018, the stated interest expense, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	Three months ended March 31, 2018	Six months ended March 31, 2018
Stated interest expense	$32,508	$39,489
Cash paid for interest expense	$39,489	$39,489
Annualized average stated interest rate	1.7%	1.6%
Average outstanding balance	$7,835,556	$4,970,055

SMBC Revolver: On March 16, 2018, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation (the “SMBC Revolver”), which as of March 31, 2018 allowed the Company to borrow

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

up to $30,000,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of March 16, 2020.

The SMBC Revolver bears an interest rate at the Company's election of either one-month LIBOR plus 1.50% per annum or Prime. In addition to the stated interest rate on the SMBC Revolver, the Company is required to pay a non-usage fee at a rate of 0.20% per annum on the unused portion of the SMBC Revolver.

The SMBC Revolver is secured by the unfunded capital commitments of certain stockholders of the Company. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowing under the SMBC Revolver is subject to the 200% asset coverage requirements contained in the 1940 Act.

As of March 31, 2018, the Company had outstanding debt under the SMBC Revolver of $24,000,000. For each of the three and six months ended March 31, 2018, the Company had borrowings on the SMBC Revolver of $38,600,000, and repayments on the SMBC Revolver of $14,600,000. For the three and six months ended March 31, 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	Three months ended March 31, 2018	Six months ended March 31, 2018
Stated interest expense	$25,115	$25,115
Facility fees	1,491	1,491
Amortization of debt issuance costs	5,119	5,119
Total interest and other debt financing expenses	$31,725	$31,725
Cash paid for interest expense	$1,614	$1,614
Annualized average stated interest rate	4.3%	4.3%
Average outstanding balance	$2,351,111	$1,162,637

The Company’s average total debt outstanding for the three and six months ended March 31, 2018 was $10,186,667 and $6,132,692, respectively.

For the three and six months ended March 31, 2018, the effective annualized average interest rate on the Company’s total debt outstanding was 2.6% and 2.3%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2018 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SMBC Revolver	$24,000,000	$—	$24,000,000	$—	$—
Revolver	—	—	—	—	—
Total borrowings	$24,000,000	$—	$24,000,000	$—	$—

Note 8.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $24,084,568 under various undrawn revolvers and other credit facilities as of March 31, 2018.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the consolidated statements of financial condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of March 31, 2018. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Six months ended March 31, 2018
Net asset value at beginning of period	$15.00
Distributions declared:(2)
From net investment income	(0.59)
Net investment income	0.40
Net change in unrealized appreciation (depreciation) on investments(3)	0.19
Net asset value at end of period	$15.00
Total return based on net asset value per share(4)	3.95%
Number of common shares outstanding	2,219,371.824

Listed below are supplemental data and ratios to the financial highlights:	Six months ended March 31, 2018
Ratio of net investment income to average net assets*	5.30%
Ratio of total expenses to average net assets (5)*	8.22%
Ratio of management fee waiver to average net assets *	(0.48)%
Ratio of professional fees waiver to average net assets	(0.84)%
Ratio of net expenses to average net assets (5)*	6.90%
Ratio of incentive fees to average net assets	0.24%
Ratio of total expenses (without incentive fees, management fee waiver and professional fees waiver) to average net assets*	7.98%
Total return based on average net asset value(6)*	11.33%
Net assets at end of period	$33,290,577
Average debt outstanding	$6,132,692
Average debt outstanding per share	$2.76
Portfolio turnover *	0.38%
Asset coverage ratio(7)	238.57%
Asset coverage ratio per unit(8)	$2,390
Average market value per unit (9):
SMBC Revolver	N/A
Revolver	N/A

* Annualized for periods of less than one year.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

(3)
Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of the dividend record date.

(4)	Total return based on net asset value per share assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)	Expenses, other than incentive fees and professional fees waiver, are annualized for periods of less than one year.

(6)
Total return based on average net asset value is calculated as (a) the net increase in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

(7)
In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

(8)
Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollars amounts per $1,000 of indebtedness.

(9)	Not applicable because such senior securities are not registered for public trading.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2018:

	Three months ended March 31, 2018	Six months ended March 31, 2018
Earnings available to stockholders	$656,649	$754,606
Basic and diluted weighted average shares outstanding	1,425,525	892,177
Basic and diluted earnings per share	$0.46	$0.85

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations during the six months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the six months ended March 31, 2018
08/02/2017	10/23/2017	12/28/2017	248,166.664	$0.0461	$11,434
12/06/2017	12/07/2017	12/28/2017	495,633.336	0.0583	28,898
12/06/2017	12/22/2017	02/26/2018	916,833.336	0.0629	57,625
12/06/2017	01/23/2018	02/26/2018	1,058,896.360	0.1153	122,078
02/06/2018	02/23/2018	05/23/2018	1,750,996.360	0.0840	147,111
02/06/2018	03/23/2018	05/23/2018	1,757,971.828	0.2204	387,460
Total dividends declared for the six months ended March 31, 2018					$754,606

The following table summarizes the Company’s dividends reinvested during the six months ended March 31, 2018:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the six months ended March 31, 2018
12/28/2017	1,663.021	$15.00	$24,945
02/26/2018	6,975.468	15.00	104,632
	8,638.489	$15.00	$129,577

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 14, 2018, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On February 6, 2018 and May 4, 2018, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 27, 2018	July 24, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2018 through April 30, 2018 per share
May 22, 2018	July 24, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2018 through May 31, 2018 per share
June 21, 2018	July 24, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2018 through June 30, 2018 per share
July 19, 2018	September 28, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2018 through July 31, 2018 per share

On April 1, 2018, the Company entered into Subscription Agreements with additional stockholders totaling $78,255,000 in the aggregate.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make and the competition for those investments;

•	our contractual arrangements and relationships with third parties;

•	completion of a public offering of our securities or other liquidity event;

•	actual and potential conflicts of interest with GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital LLC, or collectively, Golub Capital;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	general economic and political trends and other external factors;

•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;

•	general price and volume fluctuations in the stock markets;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder and any actions toward repeal thereof; and

•	the effect of changes to tax legislation and our tax position.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $25.0 billion in capital under management as of March 31, 2018, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. We may also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

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

As of March 31, 2018, our portfolio at fair value was comprised of the following:

	As of March 31, 2018
Investment Type	Investments at Fair Value	Percentage of Total Investments
Senior secured	$6,863,308	16.0%
One stop	35,365,913	82.6
Equity	596,865	1.4
Total	$42,826,086	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2018, one stop loans included $9,067,785, of late stage lending loans at fair value.

As of March 31, 2018, we had debt and equity investments in 26 portfolio companies. The weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments of our debt investments for the three and six months ended March 31, 2018 was as follows:

	For the three months ended March 31, 2018	For the six months ended March 31, 2018
Weighted average annualized income yield(1)	8.6%	8.3%
Weighted average annualized investment income yield(2)	8.9%	8.6%
Total return based on average net asset value(3)*	12.5%	11.3%
Total return based on net asset value per share(4)	2.8%	3.9%

*	Annualized for periods of less than one year.

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

(3)
Total return based on average net asset value is calculated as (a) the net increase in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

(4)	Total return based on net asset value assumes distributions are reinvested in accordance with the dividend reinvestment plan, or DRIP. Total return does not include sales load.
As of March 31, 2018, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 12.0% for stockholders taken as a whole. For the six months ended March 31, 2018, GBDC 3 has earned a year-to-date IRR of 12.0% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Expenses: Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement and interest expense on our outstanding debt. We bear all out-of-pocket costs and expenses of our operations and transactions, including:

•	reimbursement to GC Advisors of organizational and offering expenses up to an aggregate amount of $700,000;

•	calculating our NAV (including the cost and expenses of any independent valuation firm);

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

Recent Developments

On February 6, 2018 and May 4, 2018, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 27, 2018	July 24, 2018
Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period April 1, 2018 through April 30, 2018 per share

May 22, 2018	July 24, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2018 through May 31, 2018 per share
June 21, 2018	July 24, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2018 through June 30, 2018 per share
July 19, 2018	September 28, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2018 through July 31, 2018 per share

On April 1, 2018, we entered into subscription agreements with additional stockholders totaling $78,255,000 in the aggregate.

Consolidated Results of Operations

Consolidated operating results for the three and six months ended March 31, 2018 are as follows:

	For the three months ended March 31, 2018	For the six months ended March 31, 2018
Interest income	$619,877	$741,178
Income from accretion of discounts and origination fees	24,888	29,935
Fee income	1,359	1,359
Total investment income	646,124	772,472
Net expenses	337,205	418,599
Net investment income - before excise tax	308,919	353,873
Excise tax	853	853
Net investment income - after excise tax	308,066	353,020
Net change in unrealized appreciation (depreciation) on investments	348,583	401,586
Net increase in net assets resulting from operations	$656,649	$754,606
Average earning portfolio company investments, at fair value	$29,165,529	$17,881,939

As we commenced operations on October 2, 2017, no income was earned during the periods prior to September 30, 2017.

Expenses

The following table summarizes our expenses for the three and six months ended March 31, 2018:

	For the three months ended March 31, 2018	For the six months ended March 31, 2018
Interest expense	$59,114	$66,095
Amortization of debt issuance costs	5,119	5,119
Base management fee, net of waiver	70,862	85,876
Income Incentive Fee	5,941	5,941
Capital gain incentive fee accrued under GAAP	17,972	25,922
Professional fees, net of waiver	163,458	209,007
Administrative service fee	12,390	15,960
General and administrative expenses	2,349	4,679
Net expenses - before excise tax	337,205	418,599
Excise tax	853	853
Net expenses - after excise tax	$338,058	$419,452
Average debt outstanding	$10,186,667	$6,132,692

As we commenced operations on October 2, 2017, no expenses were incurred during the periods prior to September 30, 2017.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended March 31, 2018:

	For the three months ended March 31, 2018	For the six months ended March 31, 2018
Unrealized appreciation on investments	$356,288	$409,291
Unrealized (depreciation) on investments	(7,705)	(7,705)
Net change in unrealized appreciation (depreciation) on investments	$348,583	$401,586

During the three months ended March 31, 2018, we had $356,288 in unrealized appreciation on 22 portfolio company investments, which was partially offset by $7,705 in unrealized depreciation on 7 portfolio company investments. During the six months ended March 31, 2018, we had $409,291 in unrealized appreciation on 22 portfolio company investments, which was partially offset by $7,705 in unrealized depreciation on 7 portfolio company investments. Unrealized appreciation during the three and six months ended March 31, 2018 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts that caused a reduction in fair value of portfolio company investments during the three and six months ended March 31, 2018.

Liquidity and Capital Resources

For the six months ended March 31, 2018, we experienced a net increase in cash and cash equivalents of $14,680,110. During the period we used $42,106,043 in operating activities, primarily as a result of fundings of portfolio investments of $42,265,412. During the same period, cash provided by financing activities was $56,786,153, primarily driven by borrowings on debt of $69,350,000 and proceeds from the issuance of common shares of $33,110,500 that were partially offset by repayments of debt of $45,350,000.

As of March 31, 2018, we had cash and cash equivalents of $14,690,610. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

As of March 31, 2018, we had investor capital subscriptions totaling $346,060,500 of which $33,161,000 had been called and contributed, leaving $312,899,500 of uncalled investor capital subscriptions.

As of March 31, 2018, our revolving credit facility with Sumitomo Mitsui Banking Corporation as administrative agent, sole lead arranger and sole manager, or the SMBC Revolver, allowed us to borrow up to $30,000,000 at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2018, we had $24,000,000 outstanding under the SMBC Revolver. As of March 31, 2018, subject to leverage and borrowing base restrictions, we had $6,000,000 of remaining commitments and $6,000,000 of availability under the SMBC Revolver.

As of March 31, 2018, we were permitted to borrow up to $40,000,000 at any one time outstanding, under the terms of our unsecured revolving credit facility, or Revolver, with GC Advisors. As of March 31, 2018, we had no amounts outstanding under the Revolver.

In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act, or SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are still evaluating the merits of operating with a higher leverage ratio and the path forward, if any, on seeking approval. As of March 31, 2018, our asset coverage for borrowed amounts was 238.6%.

As of March 31, 2018, we had outstanding commitments to fund investments totaling $24,084,568. This amount may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2018, subject to the terms of each loan’s respective credit agreement. As of March 31, 2018, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our SMBC Revolver and Revolver and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2018, we had investments in 26 portfolio companies with a total fair value of $42,826,086.

The following table shows the asset mix of our new investment commitments for the three and six months ended March 31, 2018:

	Three months ended March 31, 2018		Six months ended March 31, 2018
	New Commitments	Percentage of Commitments	New Commitments	Percentage of Commitments
Senior secured	$638,400	1.4%	$8,316,000	12.4%
One stop	46,084,200	97.8	58,398,733	86.7
Equity	393,120	0.8	596,852	0.9
Total new investment commitments	$47,115,720	100.0%	$67,311,585	100.0%
The following table shows the par, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2018 (1)
	Par	Amortized Cost	Fair Value
Senior secured:
Performing	$6,866,501	$6,768,456	$6,863,308
Non-accrual (2)	—	—	—
One stop:
Performing	35,723,038	35,059,192	35,365,913
Non-accrual (2)	—	—	—
Equity	N/A	596,852	596,865
Total	$42,589,539	$42,424,500	$42,826,086

(1)	One of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of March 31, 2018.

(2)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”

The annualized income yield by debt security type for the three and six months ended March 31, 2018 was as follows:

	Three months ended March 31, 2018	Six months ended March 31, 2018
Senior secured	6.6%	6.5%
One stop	9.1%	9.0%

As of March 31, 2018, the fair value of our debt investments as a percentage of the outstanding par value was 99.2%.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated during the three and six months ended March 31, 2018:

	Three months ended March 31, 2018	Six months ended March 31, 2018
Weighted average rate of new investment fundings	8.9%	8.2%
Weighted average spread over LIBOR of new floating rate investment fundings	6.9%	6.5%
Weighted average fees of new investment fundings	1.1%	1.2%
Weighted average annualized income yield	8.6%	8.3%

As of March 31, 2018, 100.0% and 100.0% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2018, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $22,662,500. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2018:

As of March 31, 2018
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$—	—%
4	42,826,086	100.0
3	—	—
2	—	—
1	—	—
Total	$42,826,086	100.0%

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of March 31, 2018 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SMBC Revolver	$24,000,000	$—	$24,000,000	$—	$—
Revolver	—	—	—	—	—
Unfunded commitments (1)	24,084,568	24,084,568	—	—	—
Total contractual obligations	$48,084,568	$24,084,568	$24,000,000	$—	$—

(1)
Unfunded commitments represent unfunded commitments to fund investments as of March 31, 2018. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of March 31, 2018, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2018, we had outstanding commitments to fund investments totaling $24,084,568.

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

•
Pursuant to a letter agreement to the Investment Advisory Agreement, GC Advisors voluntarily and irrevocably waived reimbursement to GC Advisors for professional fees incurred on our behalf during the quarter ended December 31, 2017. During the three months ended December 31, 2017, the professional fee reimbursement irrevocably waived by GC Advisors was $111,783.

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

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., a publicly-traded business development company (Nasdaq: GBDC), and Golub Capital Investment Corporation, a privately-traded business development company, both of which focus on investing primarily in one stop and other senior secured loans of U.S. middle-market companies. In addition, our officers and directors serve in similar capacities for Golub Capital BDC, Inc. and Golub Capital Investment Corporation. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of these other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

We follow Accounting Standards Codification Topic 820 - Fair Value Measurement for measuring fair value. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity. Our fair value analysis includes an analysis of the value of any unfunded loan commitments. Assets and liabilities are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the asset or liability as of the measurement date. The three levels are defined as follows:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during three and six months ended March 31, 2018. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of March 31, 2018, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of March 31, 2018, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2018, $853 and $853, respectively, was incurred for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2018, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.00%. In addition, SMBC Revolver has a floating interest rate provision based on the one-month LIBOR that resets monthly and the Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of March 31, 2018 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$(105,850)	$(60,000)	$(45,850)
Up 50 basis points	211,701	120,000	91,701
Up 100 basis points	423,401	240,000	183,401
Up 150 basis points	635,102	360,000	275,102
Up 200 basis points	846,802	480,000	366,802

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2018, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SMBC Revolver, the Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of March 31, 2018 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

We, GC Advisors and Golub Capital LLC may, from time to time, be involved in legal and regulatory proceedings arising out of their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and Golub Capital LLC do not believe it is currently subject to any material legal proceedings.

Item 1A: Risk Factors.

Except as set forth below, there have been no material changes during the six months ended March 31, 2018 to the risk factors discussed in Item 1A. Risk Factors in our amended registration statement on Form 10, as filed with the U.S. Securities and Exchange Commission on November 28, 2017.

New legislation may permit us to incur additional leverage.

Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the SBCAA amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the date after such stockholder approval. In addition, as a business development company that does not have its common stock listed on a national securities exchange, we would be required to offer each stockholder of record as of the approval date of the modified asset coverage requirements the opportunity for us to repurchase such stockholder’s shares held on such date. If we were to receive either form of approval and comply with the applicable disclosure requirements, we would be able to incur additional indebtedness, which may increase our risks related to leverage. In addition, our management fee is based on our average adjusted gross assets, which includes leverage and, as a result, if we were to incur additional leverage, management fees paid to GC Advisors would increase.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1
Revolving Credit Agreement, dated as of March 16, 2018, by and between GBDC 3, Inc., as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, sole lead arranger and sole manager (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on March 20, 2018).

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

Golub Capital BDC 3, Inc.

Dated: May 14, 2018	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2018	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)