Form 10-Q
period 2018-06-30
Golub Capital BDC 3, Inc.
filed 2018-08-13
CIK 1715268

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 13, 2018, the Registrant had 5,797,393.907 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2018	September 30, 2017
	(unaudited)
Assets
Investments, at fair value (amortized cost of $88,104,661 and $0, respectively)	$89,117,105	$—
Cash and cash equivalents	9,426,367	10,500
Interest receivable	293,250	—
Capital call receivable	70,000	—
Other assets	237,722	154,862
Total Assets	$99,144,444	$165,362
Liabilities
Debt	$30,000,000	$—
Less unamortized debt issuance costs	381,023	—
Debt less unamortized debt issuance costs	29,618,977	—
Interest payable	68,684	—
Distributions payable	1,197,371	—
Management and incentive fees payable	314,190	—
Accounts payable and accrued expenses	418,984	154,862
Accrued trustee fees	3,100	—
Total Liabilities	31,621,306	154,862
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2018 and September 30, 2017	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 4,501,542.532 and 700.000 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	4,502	1
Paid in capital in excess of par	67,518,636	10,499
Capital distributions in excess of net investment income	(1,012,444)	—
Net unrealized appreciation (depreciation) on investments	1,012,444	—
Total Net Assets	67,523,138	10,500
Total Liabilities and Total Net Assets	$99,144,444	$165,362
Number of common shares outstanding	4,501,542.532	700.000
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three months ended June 30, 2018	Nine months ended June 30, 2018
Investment income
Interest income	$1,317,249	$2,088,362
Fee income	—	1,359
Total investment income	1,317,249	2,089,721
Expenses
Interest and other debt financing expenses	224,800	296,014
Base management fee	200,274	318,354
Incentive fee	142,614	174,477
Professional fees	180,810	501,600
Administrative service fee	24,900	40,860
General and administrative expenses	11,958	16,637
Total expenses	785,356	1,347,942
Base management fee waived (Note 4)	(54,620)	(86,824)
Professional fees waived (Note 4)	—	(111,783)
Net expenses	730,736	1,149,335
Net investment income - before excise tax	586,513	940,386
Excise tax	—	853
Net investment income - after excise tax	586,513	939,533
Net gain (loss) on investments
Net change in unrealized appreciation (depreciation) on investments	610,858	1,012,444
Net gain (loss) on investments	610,858	1,012,444
Net increase in net assets resulting from operations	$1,197,371	$1,951,977
Per Common Share Data
Basic and diluted earnings per common share	$0.46	$1.34
Basic and diluted weighted average common shares outstanding	2,588,187	1,457,514

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Changes in Net Assets (unaudited)

				Capital Distributions in Excess of Net Investment Income	Net Unrealized Appreciation (Depreciation) on Investments
	Common Stock		Paid in Capital in Excess of Par			Total Net Assets
	Shares	Par Amount
Balance at September 30, 2017	700.000	$1	$10,499	$—	$—	$10,500
Issuance of common stock(1)	4,472,993.323	4,473	67,090,427	—	—	67,094,900
Net increase in net assets resulting from operations	—	—	—	939,533	1,012,444	1,951,977
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	27,849.209	28	417,710	—	—	417,738
Distributions from net investment income	—	—	—	(754,606)	—	(754,606)
Distributions declared and payable	—	—	—	(1,197,371)	—	(1,197,371)
Total increase (decrease) for the period ended June 30, 2018	4,500,842.532	4,501	67,508,137	(1,012,444)	1,012,444	67,512,638
Balance at June 30, 2018	4,501,542.532	$4,502	$67,518,636	$(1,012,444)	$1,012,444	$67,523,138

(1)	Refer to Note 3 for a detailed listing of the common stock issuances for the three and nine months ended June 30, 2018.

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (unaudited)

Nine months ended June 30, 2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$1,951,977
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of deferred debt issuance costs	36,349
Accretion of discounts and origination fees	(80,801)
Net change in unrealized (appreciation) depreciation on investments	(1,012,444)
Proceeds from (fundings of) revolving loans, net	(348,888)
Fundings of investments	(87,807,777)
Proceeds from principal payments of portfolio investments	133,498
PIK interest	(693)
Changes in operating assets and liabilities:
Interest receivable	(293,250)
Other assets	(82,860)
Interest payable	68,684
Management and incentive fees payable	314,190
Accounts payable and accrued expenses	264,122
Accrued trustee fees	3,100
Net cash (used in) provided by operating activities	(86,854,793)
Cash flows from financing activities
Borrowings on debt	127,550,000
Repayments of debt	(97,550,000)
Capitalized debt issuance costs	(417,372)
Proceeds from issuance of common shares	67,024,900
Distributions paid	(336,868)
Net cash (used in) provided by financing activities	96,270,660
Net change in cash and cash equivalents	9,415,867
Cash and cash equivalents, beginning of period	10,500
Cash and cash equivalents, end of period	$9,426,367
Supplemental information:
Cash paid during the period for interest	$190,981
Taxes, including excise tax, paid during the period	$853
Distributions declared during the period	$1,951,977
Supplemental disclosure of noncash financing activity:
Capital call receivable	$70,000
Stock issued in connection with dividend reinvestment plan	$417,738
Distributions payable	$1,197,371

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2018

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Debt investments
Automobile
Grease Monkey International, LLC	Senior loan	L + 4.75%	(a)	6.84%	11/2022	$480,784	$475,571	0.7%	$480,784
Grease Monkey International, LLC	Senior loan	L + 4.75%	(a)	6.73%	11/2022	181,589	180,521	0.3	181,589
Grease Monkey International, LLC	Senior loan	L + 4.75%	(a)	6.84%	11/2022	25,959	25,417	—	25,959
Grease Monkey International, LLC(5)	Senior loan	L + 4.75%		N/A(6)	11/2022	—	(3,679)	—	—
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.59%	04/2023	1,716,000	1,695,419	2.5	1,698,840
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.57%	04/2023	50,000	49,400	0.1	49,500
Quick Quack Car Wash Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	04/2023	—	(29,072)	—	(24,240)
						2,454,332	2,393,577	3.6	2,412,432
Beverage, Food and Tobacco
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	7.07%	12/2023	426,258	420,442	0.6	426,258
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	7.09%	12/2022	1,900	1,011	—	1,900
Mendocino Farms, LLC(5)	One stop	L + 8.50%		N/A(6)	06/2023	—	(9,210)	—	(9,266)
						428,158	412,243	0.6	418,892
Buildings and Real Estate
MRI Software LLC	One stop	L + 5.50%	(c)	7.84%	06/2023	6,911,490	6,842,489	10.3	6,911,490

Diversified/Conglomerate Manufacturing
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)	6.36%	05/2025	1,990,747	1,956,443	2.9	1,980,793
Chase Industries, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	05/2023	—	(2,205)	—	—
Chase Industries, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	05/2025	—	(19,642)	—	(5,699)
Source Refrigeration & HVAC, Inc.	Senior loan	L + 4.75%	(c)	7.11%	04/2023	2,699,800	2,669,806	4.0	2,672,802
Source Refrigeration & HVAC, Inc.	Senior loan	P + 3.75%	(f)	8.75%	04/2023	67,000	64,778	0.1	65,000
Source Refrigeration & HVAC, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(18,743)	—	(16,871)
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.59%	03/2025	2,005,374	1,976,599	3.0	2,005,374
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.59%	03/2025	484,615	477,661	0.7	484,615
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.59%	03/2025	451,193	444,719	0.7	451,193
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.59%	03/2024	63,000	61,576	0.1	63,000
Togetherwork Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	03/2025	—	(7,553)	—	—
						7,761,729	7,603,439	11.5	7,700,207
Diversified/Conglomerate Service
Apttus Corporation	One stop	L + 7.85%		10.06%	01/2023	2,069,200	1,994,961	3.1	2,069,200
Bazaarvoice, Inc.	One stop	L + 8.00%	(a)	10.09%	02/2024	3,302,523	3,240,994	4.9	3,302,523
Bazaarvoice, Inc.	One stop	P + 7.00%	(f)	12.00%	02/2024	30,000	27,764	—	30,000
Browz LLC	One stop	L + 9.50%	(a)	9.98% cash/1.50% PIK	03/2023	544,292	537,947	0.8	544,292
Browz LLC(5)	One stop	L + 9.50%		N/A(6)	03/2023	—	(233)	—	—
Centrify Corporation	One stop	L + 10.00%	(a)	12.09%	05/2023	1,502,100	1,494,828	2.3	1,569,695
Centrify Corporation(5)	One stop	L + 5.50%		N/A(6)	05/2023	—	(484)	—	—
Centrify Corporation(5)	One stop	L + 10.00%		N/A(6)	05/2023	—	(3,521)	—	—
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.59% cash/0.50% PIK	05/2023	837,600	815,583	1.2	813,603
Cloudbees, Inc.(5)	One stop	L + 9.00%		N/A(6)	05/2023	—	(183)	—	(188)
Confluence Technologies, Inc.	One stop	L + 7.50%	(a)	9.55%	03/2024	2,562,777	2,532,350	3.8	2,562,777
Confluence Technologies, Inc.	One stop	L + 7.50%	(a)(b)(f)	9.76%	03/2024	30,000	29,110	—	30,000
Connexin Software, Inc.	One stop	L + 8.50%	(a)	10.59%	02/2024	882,900	870,563	1.3	882,900
Connexin Software, Inc.(5)	One stop	L + 8.50%		N/A(6)	02/2024	—	(419)	—	—
Datto, Inc.	One stop	L + 8.00%	(a)	10.05%	12/2022	2,200,600	2,161,553	3.3	2,200,600
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(1,015)	—	—
Digital Guardian, Inc.	One stop	L + 9.00%	(c)	10.34% cash/1.00% PIK	06/2023	1,623,400	1,611,065	2.4	1,611,033
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	01/2019	81,718	81,718	0.1	81,718

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Digital Guardian, Inc.(5)	One stop	L + 6.00%		N/A(6)	06/2023	$—	$(100)	—%	$(100)
Digital Guardian, Inc.(5)	One stop	L + 9.00%		N/A(6)	06/2023	—	(768)	—	(772)
GS Acquisitionco, Inc.	One stop	L + 4.75%	(a)	6.85%	05/2024	4,483,200	4,439,125	6.6	4,438,368
GS Acquisitionco, Inc.	One stop	L + 4.75%	(a)	6.85%	05/2024	809,000	801,047	1.2	800,910
GS Acquisitionco, Inc.(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1,229)	—	(1,250)
GS Acquisitionco, Inc.(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(11,019)	—	(11,208)
Imprivata, Inc.	Senior loan	L + 4.00%	(c)	6.33%	10/2023	2,605,109	2,576,261	3.9	2,605,109
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(1,938)	—	—
Infogix, Inc.	One stop	L + 6.00%	(c)	8.33%	04/2024	1,490,400	1,483,159	2.2	1,475,496
Infogix, Inc.(5)	One stop	L + 6.00%		N/A(6)	04/2024	—	(219)	—	(450)
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	10.36%	11/2022	906,300	890,457	1.3	906,300
JAMF Holdings, Inc.(5)	One stop	L + 8.00%		N/A(6)	11/2022	—	(899)	—	—
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.10%	12/2022	227,082	225,992	0.3	225,947
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.10%	12/2022	129,933	129,309	0.2	129,283
Ministry Brands, LLC(5)	Senior loan	L + 4.00%		N/A(6)	12/2022	—	(1,339)	—	(1,394)
Net Health Acquisition Corp.	One stop	L + 5.50%	(a)	7.59%	12/2023	762,767	755,808	1.1	762,767
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(547)	—	—
Nextech Systems, LLC	One stop	L + 6.00%	(a)	8.09%	03/2024	3,773,942	3,760,577	5.6	3,773,942
Nextech Systems, LLC(5)	One stop	L + 6.00%		N/A(6)	03/2024	—	(354)	—	—
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.34%	11/2023	602,191	595,450	0.9	602,191
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.33%	11/2023	216,874	213,534	0.3	216,874
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)	8.09%	11/2023	3,000	1,881	—	3,000
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.09%	01/2024	2,843,611	2,810,629	4.3	2,843,611
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.09%	01/2024	936,759	925,894	1.4	936,759
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1,160)	—	—
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(3,961)	—	—
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.34%	06/2021	13,971,657	13,907,960	20.6	13,907,248
Transaction Data Systems, Inc.(5)	One stop	L + 5.25%		N/A(6)	06/2021	—	(129)	—	(131)
Trintech, Inc.	One stop	L + 6.00%	(c)	8.36%	12/2023	2,141,227	2,116,709	3.2	2,141,227
Trintech, Inc.	One stop	L + 6.00%	(c)	8.36%	12/2023	1,065,037	1,052,842	1.6	1,065,037
Trintech, Inc.	One stop	L + 6.00%	(c)	8.36%	12/2023	30,000	28,282	—	30,000
True Commerce, Inc.	One stop	L + 5.75%	(c)	8.08%	11/2023	1,120,271	1,107,756	1.7	1,120,271
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(838)	—	—
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(c)	8.33%	12/2023	1,643,044	1,616,994	2.4	1,643,044
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1,189)	—	—
						55,428,514	54,806,558	82.0	55,310,232
Electronics
Diligent Corporation	One stop	L + 5.50%	(c)	7.94%	04/2022	1,967,712	1,945,537	2.9	1,967,712
Diligent Corporation	One stop	L + 5.50%	(d)	7.98%	04/2022	278,536	276,967	0.4	278,536
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(1,497)	—	—
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(2,848)	—	—
						2,246,248	2,218,159	3.3	2,246,248
Healthcare, Education and Childcare
Elite Dental Partners LLC	One stop	L + 5.25%	(c)	7.58%	06/2023	753,200	742,020	1.1	745,668
Elite Dental Partners LLC	One stop	P + 4.25%	(f)	9.25%	06/2023	10,000	8,516	—	9,000
Elite Dental Partners LLC(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(75,974)	(0.1)	(51,182)
ERG Buyer, LLC	One stop	L + 5.50%	(c)	7.83%	05/2024	2,342,300	2,307,759	3.4	2,318,877
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(2,212)	—	(1,500)
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(56,346)	(0.1)	(38,209)
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.58%	05/2023	363,520	292,614	0.5	363,520

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.84%	11/2023	$447,253	$442,228	0.7%	$447,253
ONsite Mammography, LLC	One stop	L + 6.75%	(d)	8.93%	11/2023	37,333	35,308	0.1	37,333
ONsite Mammography, LLC(5)	One stop	L + 6.75%		N/A(6)	11/2023	—	(562)	—	—
Radiology Partners, Inc.	One stop	P + 4.75%	(f)	9.75%	12/2023	3,448,114	3,416,179	5.2	3,448,114
Radiology Partners, Inc.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(37,428)	—	—
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	7.05%	10/2023	1,316,982	1,299,553	2.0	1,316,982
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	7.07%	10/2023	65,000	63,015	0.1	65,000
Summit Behavioral Healthcare, LLC(5)	Senior loan	L + 4.75%		N/A(6)	10/2023	—	(6,323)	—	—
Upstream Intermediate, LLC	Senior loan	L + 4.50%	(c)	6.83%	01/2024	635,208	632,291	0.9	635,208
						9,418,910	9,060,638	13.8	9,296,064
Leisure, Amusement, Motion Pictures, Entertainment
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	6.84%	05/2024	2,019,600	1,979,890	2.9	1,979,208
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(983)	—	(1,000)
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(15,026)	—	(15,284)
						2,019,600	1,963,881	2.9	1,962,924
Personal, Food and Miscellaneous Services
Captain D's, LLC	Senior loan	L + 4.50%	(a)	6.57%	12/2023	1,278,280	1,260,839	1.9	1,278,280
Captain D's, LLC	Senior loan	L + 4.50%	(a)	6.57%	12/2023	11,070	9,965	—	11,070
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	7,039	7,039	—	7,039
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2023	—	(725)	—	(750)
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2020	—	(33,326)	(0.1)	(36,360)
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.86%	01/2023	59,700	59,156	0.1	59,700
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.86%	01/2023	21,288	16,624	—	21,288
Ruby Slipper Cafe LLC, The(5)	One stop	L + 7.50%		N/A(6)	01/2023	—	(91)	—	—
						1,377,377	1,319,481	1.9	1,340,267
Total debt investments						$88,046,358	$86,620,465	129.9%	$87,598,756

Equity investments(7)(8)
Automobile
Grease Monkey International, LLC	LLC units	N/A		N/A	N/A	73,342	$73,342	0.1%	$84,277
Quick Quack Car Wash Holdings, LLC	LLC units	N/A		N/A	N/A	9	93,111	0.1	93,111
							166,453	0.2	177,388
Beverage, Food and Tobacco
Mendocino Farms, LLC	Common stock	N/A		N/A	N/A	58,691	257,389	0.4	257,389

Diversified/Conglomerate Service
Apttus Corporation	Preferred stock	N/A		N/A	N/A	6,438	96,570	0.2	102,974
Apttus Corporation	Warrant	N/A		N/A	N/A	12,510	71,169	0.1	77,701
Cloudbees, Inc.	Preferred stock	N/A		N/A	N/A	14,646	92,949	0.1	92,949
Cloudbees, Inc.	Warrant	N/A		N/A	N/A	13,245	17,351	—	17,351
Confluence Technologies, Inc.	LLC interest	N/A		N/A	N/A	321	32,051	—	32,051
Connexin Software, Inc.	LLC interest	N/A		N/A	N/A	26,083	26,083	—	26,083
Digital Guardian, Inc.	Warrant	N/A		N/A	N/A	25,169	4,279	—	4,279
GS Acquisitionco, Inc.	LP interest	N/A		N/A	N/A	435	43,500	0.1	43,813
Net Health Acquisition Corp.	LP interest	N/A		N/A	N/A	72	72,509	0.1	75,510
Nexus Brands Group, Inc.	LP interest	N/A		N/A	N/A	29	28,911	—	33,645
Property Brands, Inc.	Preferred stock	N/A		N/A	N/A	10,596	105,963	0.2	109,609
							591,335	0.8	615,965

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2018

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare
Elite Dental Partners LLC	Common stock	N/A	N/A	N/A	2	$160,500	0.2%	$160,501
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	156	156,252	0.2	156,252
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	1,578	1,578	—	1,578
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	145	14,455	—	12,718
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	—	—	—	—
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	145	—	—	—
						332,785	0.4	331,049
Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A	N/A	N/A	14,515	14,515	—	14,839
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	60,434	60,435	0.1	60,435
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	6,128	61,284	0.1	61,284
						136,234	0.2%	136,558
Total equity investments						$1,484,196	2.0%	$1,518,349

Total investments					$88,046,358	$88,104,661	131.9%	$89,117,105

Cash and cash equivalents
Cash						$543,172	0.8%	$543,172
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			1.77% (9)			8,883,195	13.2	8,883,195
Total cash and cash equivalents						$9,426,367	14.0%	$9,426,367

Total investments and cash and cash equivalents						$97,531,028	145.9%	$98,543,472

(1)
The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or Prime (‘‘P’’) and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of June 30, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of June 29, 2018, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2018, as the loan may have priced or repriced based on an index rate prior to June 29, 2018.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 2.09% as of June 29, 2018.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.17% as of June 29, 2018.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.34% as of June 29, 2018.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.50% as of June 29, 2018.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.76% as of June 29, 2018.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.00% as of June 29, 2018.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2018.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of June 30, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Equity investments are non-income producing securities unless otherwise noted.

(8)	Ownership of certain equity investments may occur through a holding company or partnership.

(9)	The rate shown is the annualized seven-day yield as of June 30, 2018.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1.    Organization

Golub Capital BDC 3, Inc. (“GBDC 3” and, collectively with its subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that was formed on August 1, 2017 and elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on September 29, 2017. On October 2, 2017, the date of the commencement of operations, the Company entered into subscription agreements (collectively, the "Subscription Agreements") to sell shares of GBDC 3's common stock in private placements (the "Initial Closing"). In addition, for U.S. federal income tax purposes, beginning with its tax year ending September 30, 2018, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2018, interest income included $50,866 and $80,801 of accretion of discounts and origination fees. For the three and nine months ended June 30, 2018, the Company received loan origination fees of $714,868 and $1,508,053.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2018, the Company recorded PIK income of $3,234 and $3,904, respectively. For each of the three and nine months ended June 30, 2018, the Company did not receive any PIK payments in cash.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and nine months ended June 30, 2018, no prepayment premium fee income was recorded.

For the three and nine months ended June 30, 2018, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $1,239,245 and $1,715,670, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company ("LLC") and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and nine months ended June 30, 2018, the Company did not record dividend income or return of capital distributions.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. As of June 30, 2018, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2018, the Company incurred $0 and $853 for U.S. federal excise tax, respectively.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2018.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2018 and September 30, 2017, the Company had deferred debt issuance costs of $381,023 and $0, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three and nine months ended June 30, 2018 was $31,230 and $36,349, respectively.

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

As of June 30, 2018, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2018
	Subscriptions	Contributions
GBDC 3 Stockholders	$424,315,500	$67,105,400
Total	$424,315,500	$67,105,400

As of June 30, 2018, the ratio of total contributed capital to total capital subscriptions was 15.8% and the Company had uncalled capital commitments of $357,210,100.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the shares of GBDC 3 common stock issued and outstanding for the nine months ended June 30, 2018:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares outstanding, September 30, 2017		700.000	$15.00	$10,500
Issuance of shares	10/16/2017	247,466.664	15.00	3,712,000
Issuance of shares	11/10/2017	123,733.336	15.00	1,856,000
Issuance of shares	12/04/2017	123,733.336	15.00	1,856,000
Issuance of shares	12/21/2017	421,200.000	15.00	6,318,000
Issuance of shares	12/29/2017	140,400.003	15.00	2,106,000
Issuance of shares	01/29/2018	230,700.004	15.00	3,460,500
Issuance of shares	02/23/2018	461,399.996	15.00	6,921,000
Issuance of shares	03/29/2018	461,399.996	15.00	6,921,000
Issuance of shares	05/25/2018	565,739.988	15.00	8,486,100
Issuance of shares	06/22/2018	565,739.988	15.00	8,486,100
Issuance of shares	06/25/2018	1,131,480.012	15.00	16,972,200
Shares issued for capital drawdowns		4,472,993.323	$15.00	$67,094,900

Issuance of shares (1)	12/28/2017	1,663.021	15.00	24,945
Issuance of shares (1)	02/26/2018	6,975.468	15.00	104,632
Issuance of shares (1)	05/23/2018	19,210.720	15.00	288,161
Shares issued through DRIP		27,849.209	$15.00	$417,738

Shares outstanding, June 30, 2018		4,501,542.532	$15.00	$67,523,138

(1)	Shares issued through the DRIP.

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board approved the Investment Advisory Agreement in August 2017 for a two-year term commencing September 29, 2017. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds and leverage) and is payable quarterly in arrears. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For periods ending on or prior to the earlier of (1) the date of pricing of an initial public offering or listing on a national securities exchange of the shares of common stock of GBDC 3 or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement as described above. For the three and nine months ended June 30, 2018, the base management fees irrevocably waived by the Investment Adviser was $54,620 and $86,824, respectively.

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

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee may be calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value, and an Income Incentive Fee will be paid even if the Company has incurred a loss in such a period due to realized and/or unrealized capital losses unless the payment of such Income Incentive Fee would cause the Company to pay Income Incentive Fees and Capital Gain Incentive Fees on a cumulative basis that exceed the Incentive Fee Cap described below.

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

The Company calculates the Income Incentive Fee with respect to Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•	zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;

•
50.0% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Investment Adviser pursuant to the Income Incentive Fee equal 20.0% of Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate as if a hurdle rate did not apply. This portion of Pre-Incentive Fee Net Investment Income is referred to as the ‘‘catch-up’’ provision; and

•	20.0% of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the three and nine months ended June 30, 2018 the Income Incentive Fee incurred was $73,823 and $79,764, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

For periods ending on or prior to the date of the closing of a Liquidity Event, the Investment Adviser has agreed to irrevocably waive that portion of the Income Incentive fee calculated under the Investment Advisory Agreement in amounts in excess of the following amounts (computed on a quarterly basis, in arrears):

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

For each of the three and nine months ended June 30, 2018, no Income Incentive Fee was irrevocably waived by the Investment Adviser.

The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ended December 31, 2017, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s ‘‘Capital Gain Incentive Fee Base’’ equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis from September 29, 2017, the date the Company elected to be a BDC, through the end of each calendar year, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis, less (2) unamortized deferred debt issuance costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

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

The Capital Gain Inventive fee is calculated on a cumulative basis from September 29, 2017 through the end of each calendar year or termination of the Investment Advisory Agreement. For periods ending on or prior to the date of the closing of a Liquidity Event, the Investment Adviser has agreed to irrevocably waive that portion of the Capital Gain Incentive Fee, calculated as described above, in excess of 15.0% of the Capital Gain Incentive Fee Base, provided that any amounts so waived shall be deemed paid to the Investment Adviser for purposes of determining the Capital Gain Inventive Fee payable after the closing of a public offering or listing.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable for each of the three and nine months ended June 30, 2018. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2018, the Company accrued a capital gain incentive fee under GAAP of $68,791 and $94,713, respectively, which are included in incentive fee in the Consolidated Statement of Operations. As of June 30, 2018, included in management and incentive fees payable on the Consolidated Statements of Financial Condition was a $94,713 accrual for the capital gain incentive fee under GAAP, none of which was payable pursuant to the Investment Advisory Agreement.

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

The Company has structured the calculation of the Incentive Fee to include a fee limitation such that the Income Incentive Fee and the Capital Gain Incentive Fee will not be paid at any time if, after such payment, the cumulative Income Incentive Fees and Capital Gain Incentive Fees paid to date would exceed an incentive fee cap (the "Incentive Fee Cap"). For periods ending on or prior to the date of the closing of a Liquidity Event, the Incentive Fee Cap in any quarter is equal to the difference between (a) 15.0% of Cumulative Pre-Incentive Fee Net Income and (b) cumulative incentive fees of any kind paid to the Investment Adviser by the Company since September 29, 2017. For periods beginning after the date of the closing of a Liquidity Event, the Incentive Fee Cap in any quarter will be equal to the difference, if positive, between (a) the sum of (i) 20.0% of Cumulative Pre-Incentive Fee Net Income for the period beginning on the date immediately following the closing of a Liquidity Event and (ii) 15.0% of Cumulative Pre-Incentive Fee Net Income for the period from September 29, 2017 and ending on the date of the closing of a Liquidity Event and (b) cumulative Income Incentive Fees and Capital Gain Incentive Fees paid to the Investment Adviser by the Company from September 29, 2017.

To the extent the Incentive Fee Cap is zero or a negative value in any quarter, no incentive fee would be payable in that quarter. ‘‘Cumulative Pre-Incentive Fee Net Income’’ is equal to the sum of (a) Pre-Incentive Fee Net Investment Income for each period since September 29, 2017 and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation since September 29, 2017.

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the three and nine months ended June 30, 2018, the Company deposited $1,980 into the Escrow Account.

Administration Agreement: Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping, and record-keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company's day-to-day operations. The Company reimburses the

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Administrator for the allocable portion (subject to the review and approval of the Board) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. In addition, under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

As of June 30, 2018, included in accounts payable and accrued expenses is $24,900 for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700,000. Any costs in excess of $700,000 will be borne by the Investment Adviser. As of June 30, 2018 and September 30, 2017, the formation and initial closing costs incurred by the Investment Adviser on behalf of the Company and reimbursable by the Company totaled $198,728 and $154,862, respectively. The formation and initial closing costs are included in other assets on the Consolidated Statements of Financial Condition.

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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. During each of the three and nine months ended June 30, 2018, $104,106 of expenses were reimbursed to the Administrator. As of June 30, 2018, included in accounts payable and accrued expenses were $298,774 for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $10,500.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement. As of June 30, 2018, the Company has issued 385,000.000 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $5,775,000.

On October 2, 2017, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the “Revolver”) with a maximum credit limit of $40,000,000 and with an expiration date of October 2, 2020.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 5.    Investments

Investments as of June 30, 2018 consisted of the following:

	As of June 30, 2018
	Principal	Amortized Cost	Fair Value
Senior secured	$12,142,701	$11,937,345	$12,078,000
One stop	75,821,939	74,601,402	75,439,038
Subordinated debt	81,718	81,718	81,718
Equity	N/A	1,484,196	1,518,349
Total	$88,046,358	$88,104,661	$89,117,105

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of June 30, 2018
Amortized Cost:
United States
Mid-Atlantic	$11,897,333	13.5%
Midwest	10,501,705	11.9
Northeast	8,838,086	10.0
Southeast	34,570,539	39.3
Southwest	6,603,564	7.5
West	15,693,434	17.8
Total	$88,104,661	100.0%

Fair Value:
United States
Mid-Atlantic	$12,096,914	13.6%
Midwest	10,656,871	12.0
Northeast	8,938,865	10.0
Southeast	34,705,451	38.9
Southwest	6,711,059	7.5
West	16,007,945	18.0
Total	$89,117,105	100.0%

The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2018 were as follows:

	As of June 30, 2018
Amortized Cost:
Automobile	$2,560,030	2.9%
Beverage, Food and Tobacco	669,632	0.8
Buildings and Real Estate	6,842,489	7.8
Diversified/Conglomerate Manufacturing	7,603,439	8.6
Diversified/Conglomerate Service	55,397,893	62.9
Electronics	2,218,159	2.5
Healthcare, Education and Childcare	9,393,423	10.7
Leisure, Amusement, Motion Pictures, Entertainment	1,963,881	2.2
Personal, Food and Miscellaneous Services	1,455,715	1.6
Total	$88,104,661	100.0%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

	As of June 30, 2018
Fair Value:
Automobile	$2,589,820	2.9%
Beverage, Food and Tobacco	676,281	0.8
Buildings and Real Estate	6,911,490	7.8
Diversified/Conglomerate Manufacturing	7,700,207	8.6
Diversified/Conglomerate Service	55,926,197	62.8
Electronics	2,246,248	2.5
Healthcare, Education and Childcare	9,627,113	10.8
Leisure, Amusement, Motion Pictures, Entertainment	1,962,924	2.2
Personal, Food and Miscellaneous Services	1,476,825	1.6
Total	$89,117,105	100.0%
GBDC 3 Senior Loan Fund LLC:

On October 2, 2017, the Company agreed to co-invest with RGA Reinsurance Company (“RGA”) primarily in senior secured loans through GBDC 3 Senior Loan Fund LLC (“GBDC 3 SLF”), an unconsolidated Delaware LLC. GBDC 3 SLF will be capitalized as transactions are completed and all portfolio and investment decisions in respect of GBDC 3 SLF must be approved by the GBDC 3 SLF investment committee consisting of two representatives of each of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA).

As of June 30, 2018, the Company and RGA had $109,375,000 and $15,625,000, respectively, of LLC equity interest subscriptions to GBDC 3 SLF, none of which were funded as of June 30, 2018 as GBDC 3 SLF has not yet commenced operations.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

months ended June 30, 2018. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2018, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), were valued using Level 3 inputs of the fair value hierarchy.
When determining fair value of Level 3 debt and equity investments, the Company may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA may include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table presents fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2018:

As of June 30, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$87,598,756	$87,598,756
Equity investments(1)	—	—	1,518,349	1,518,349
Money market funds(1)(2)	8,883,195	—	—	8,883,195
Total assets, at fair value:	$8,883,195	$—	$89,117,105	$98,000,300

(1)	Refer to the Consolidated Schedule of Investments for further details.

(2)	Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) attributable to the Company’s Level 3 assets held as of June 30, 2018 for the three and nine months ended June 30, 2018 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations was $610,858 and $1,012,444, respectively.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2018:

	For the nine months ended June 30, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	978,290	34,154	1,012,444
Funding of (proceeds from) revolving loans, net	348,888	—	348,888
Fundings of investments	86,323,582	1,484,195	87,807,777
PIK interest	693	—	693
Proceeds from principal payments of portfolio investments	(133,498)	—	(133,498)
Accretion of discounts and origination fees	80,801	—	80,801
Fair value, end of period	$87,598,756	$1,518,349	$89,117,105

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2018:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Assets, at fair value:
Senior secured loans(1)	$12,078,000	Market rate approach	Market interest rate	4.0% - 7.8% (6.9%)
		Market comparable companies	EBITDA multiples	9.0x - 13.6x (11.3x)
One stop loans(1)(2)	$75,439,038	Market rate approach	Market interest rate	6.5% - 19.0% (8.7%)
		Market comparable companies	EBITDA multiples	7.1x - 26.0x (14.3x)
			Revenue multiples	3.9x - 10.2x (5.8x)
Subordinated debt(1)	$81,718	Market rate approach	Market interest rate	8.0%
		Market comparable companies	Revenue multiples	5.1x
Equity(3)	$1,518,349	Market comparable companies	EBITDA multiples	9.0x - 26.0x (15.9x)
			Revenue multiples	3.9x - 10.2x (7.0x)

(1)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of June 30, 2018 was determined using the market rate approach.

(2)	The Company valued $62,249,698 and $13,189,340 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market comparable companies approach.

(3)	The Company valued $1,164,961 and $353,388 of equity investments using EBITDA and revenue multiples, respectively.
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

The following are the carrying values and fair values of the Company’s debt as of June 30, 2018. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of June 30, 2018
	Carrying Value	Fair Value
Debt	$30,000,000	$30,000,000

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not sought or obtained either approval and, as a result, remains subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of June 30, 2018, the Company’s asset coverage for borrowed amounts was 324.6%.

Revolver: On October 2, 2017, the Company entered into the Revolver with the Investment Adviser, with a maximum credit limit of $40,000,000 and expiration date of October 2, 2020. The Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of June 30, 2018 was 2.3%. As of June 30, 2018, the Company had no outstanding debt under the Revolver. For the three and nine months ended June 30, 2018, the Company had borrowings on the Revolver of $7,000,000 and $37,750,000, respectively, and repayments on the Revolver of $7,000,000 and $37,750,000, respectively.

For the three and nine months ended June 30, 2018, the stated interest expense, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	Three months ended June 30, 2018	Nine months ended June 30, 2018
Stated interest expense	$3,114	$42,603
Cash paid for interest expense	$—	$39,489
Annualized average stated interest rate	2.3%	1.6%
Average outstanding balance	$538,462	$3,492,857

SMBC Revolver: On March 16, 2018, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation (the “SMBC Revolver”), which as of June 30, 2018 allowed the Company to borrow up to $70,000,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of March 16, 2020.

The SMBC Revolver bears interest at a rate equal, at the Company's election, to either one-month LIBOR plus 1.50% per annum or Prime. In addition to the stated interest rate on the SMBC Revolver, the Company is required to pay a non-usage fee at a rate of 0.20% per annum on the unused portion of the SMBC Revolver.

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

As of June 30, 2018, the Company had outstanding debt under the SMBC Revolver of $30,000,000. For each of the three and nine months ended June 30, 2018, the Company had borrowings on the SMBC Revolver of $51,200,000

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

and $89,800,000, and repayments on the SMBC Revolver of $45,200,000 and $59,800,000. For the three and nine months ended June 30, 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	Three months ended June 30, 2018	Nine months ended June 30, 2018
Stated interest expense	$184,442	$209,557
Facility fees	6,014	7,505
Amortization of debt issuance costs	31,230	36,349
Total interest and other debt financing expenses	$221,686	$253,411
Cash paid for interest expense	$149,879	$151,492
Annualized average stated interest rate	3.6%	3.7%
Average outstanding balance	$20,541,758	$7,622,344

The Company’s average total debt outstanding for the three and nine months ended June 30, 2018 was $21,080,220 and $11,115,201, respectively.

For the three and nine months ended June 30, 2018, the effective annualized average interest rate on the Company’s total debt outstanding was 4.3% and 3.6%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2018 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SMBC Revolver	$30,000,000	$—	$30,000,000	$—	$—
Revolver	—	—	—	—	—
Total borrowings	$30,000,000	$—	$30,000,000	$—	$—

Note 8.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $44,611,841 under various undrawn revolvers and other credit facilities as of June 30, 2018.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of June 30, 2018. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Nine months ended June 30, 2018
Net asset value at beginning of period	$15.00
Distributions declared:(2)
From net investment income	(1.08)
Net investment income	0.64
Net change in unrealized appreciation (depreciation) on investments(3)	0.44
Net asset value at end of period	$15.00
Total return based on net asset value per share(4)	7.43%
Number of common shares outstanding	4,501,542.532

Listed below are supplemental data and ratios to the financial highlights:	Nine months ended June 30, 2018
Ratio of net investment income to average net assets*	5.76%
Ratio of total expenses to average net assets (5)*	8.00%
Ratio of management fee waiver to average net assets *	(0.53)%
Ratio of professional fees waiver to average net assets	(0.51)%
Ratio of net expenses to average net assets (5)*	6.96%
Ratio of incentive fees to average net assets	0.80%
Ratio of total expenses (without incentive fees, management fee waiver and professional fees waiver) to average net assets*	7.20%
Total return based on average net asset value(6)*	11.97%
Net assets at end of period	$67,523,138
Average debt outstanding	$11,115,201
Average debt outstanding per share	$2.47
Portfolio turnover *	0.49%
Asset coverage ratio(7)	324.56%
Asset coverage ratio per unit(8)	$3,250
Average market value per unit (9):
SMBC Revolver	N/A
Revolver	N/A

* Annualized for periods of less than one year.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

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

(8)
Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(9)	Not applicable because such senior securities are not registered for public trading.

Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2018:

	Three months ended June 30, 2018	Nine months ended June 30, 2018
Earnings available to stockholders	$1,197,371	$1,951,977
Basic and diluted weighted average shares outstanding	2,588,187	1,457,514
Basic and diluted earnings per share	$0.46	$1.34

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations during the the nine months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the nine months ended June 30, 2018
08/02/2017	10/23/2017	12/28/2017	248,166.664	$0.0461	$11,434
12/06/2017	12/07/2017	12/28/2017	495,633.336	0.0583	28,898
12/06/2017	12/22/2017	02/26/2018	916,833.336	0.0629	57,625
12/06/2017	01/23/2018	02/26/2018	1,058,896.360	0.1153	122,078
02/06/2018	02/23/2018	05/23/2018	1,750,996.360	0.0840	147,111
02/06/2018	03/23/2018	05/23/2018	1,757,971.828	0.2204	387,460
02/06/2018	04/27/2018	07/24/2018	2,219,371.824	0.1270	281,950
05/04/2018	05/22/2018	07/24/2018	2,219,371.824	0.1894	420,310
05/04/2018	06/21/2018	07/24/2018	2,804,322.532	0.1766	495,111
Total dividends declared for the nine months ended June 30, 2018					$1,951,977

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table summarizes the Company’s distributions reinvested during the nine months ended June 30, 2018:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the nine months ended June 30, 2018
12/28/2017	1,663.021	$15.00	$24,945
02/26/2018	6,975.468	15.00	104,632
05/23/2018	19,210.720	15.00	288,161
	27,849.209	$15.00	$417,738

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 13, 2018, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On May 4, 2018 and August 7, 2018, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 19, 2018	September 28, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2018 through July 31, 2018 per share
August 31, 2018	November 27, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2018 through August 31, 2018 per share
September 21, 2018	November 27, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2018 through September 30, 2018 per share
October 17, 2018	December 28, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2018 through October 31, 2018 per share

On July 1, 2018, the Company entered into Subscription Agreements with additional stockholders totaling $46,125,000 in the aggregate.

On July 24, 2018, the Company issued 41,371.36 shares of common stock through the DRIP.

The Company issued a capital call to stockholders that was due on August 13, 2018, which is summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of shares	8/13/2018	1,254,480.015	$15.00	$18,817,200

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” ”predict,” “potential,” “plan” or similar words. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this quarterly report on Form 10-Q and as “Risk Factors” in our amended registration statement on Form 10, filed with the Securities and Exchange Commission, or the SEC, on November 28, 2017 and our quarterly report on Form 10-Q for the quarter ended March 31, 2018.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $25.0 billion in capital under management as of June 30, 2018, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of U.S. middle-market companies. We may also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

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

As of June 30, 2018, our portfolio at fair value was comprised of the following:

	As of June 30, 2018
Investment Type	Investments at Fair Value	Percentage of Total Investments
Senior secured	$12,078,000	13.5%
One stop	75,439,038	84.7
Subordinated debt	81,718	0.1
Equity	1,518,349	1.7
Total	$89,117,105	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2018, one stop loans included $11,579,179 of late stage lending loans at fair value.

As of June 30, 2018, we had debt and equity investments in 42 portfolio companies. The weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three and nine months ended June 30, 2018 was as follows:

	For the three months ended June 30, 2018	For the nine months ended June 30, 2018
Weighted average annualized income yield(1)	9.1%	8.7%
Weighted average annualized investment income yield(2)	9.4%	9.1%
Total return based on average net asset value(3)*	12.4%	12.0%
Total return based on net asset value per share(4)	3.3%	7.4%

*	Annualized for periods of less than one year.

(1)
Represents income from interest and fees, excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

(2)
Represents income from interest, fees and amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

(3)
Total return based on average net asset value is calculated as (a) the net increase in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

(4)	Total return based on net asset value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
As of June 30, 2018, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 12.6% for stockholders taken as a whole. For the nine months ended June 30, 2018, GBDC 3 has earned a year-to-date IRR of 12.6% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”

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

•	transfer agent, dividend agent and custodial fees and expenses;

•	U.S. federal and state registration and franchise fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs associated with individual or group stockholders;

•	costs associated with compliance under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;

•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or the Administrator in connection with administering our business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Recent Developments

On May 4, 2018 and August 7, 2018, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 19, 2018	September 28, 2018
Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period July 1, 2018 through July 31, 2018 per share

August 31, 2018	November 27, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2018 through August 31, 2018 per share
September 21, 2018	November 27, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2018 through September 30, 2018 per share
October 17, 2018	December 28, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2018 through October 31, 2018 per share

On July 1, 2018, we received additional stockholder capital subscriptions totaling $46,125,000 in the aggregate.

On July 24, 2018, the Company issued 41,371.36 shares of common stock through the DRIP.

We issued a capital call to stockholders that was due on August 13, 2018, which is summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of shares	8/13/2018	1,254,480.015	$15.00	$18,817,200

Consolidated Results of Operations

Consolidated operating results for the three and nine months ended June 30, 2018 are as follows:

	For the three months ended June 30, 2018	For the nine months ended June 30, 2018
Interest income	$1,266,383	$2,007,561
Income from accretion of discounts and origination fees	50,866	80,801
Fee income	—	1,359
Total investment income	1,317,249	2,089,721
Net expenses	730,736	1,149,335
Net investment income - before excise tax	586,513	940,386
Excise tax	—	853
Net investment income - after excise tax	586,513	939,533
Net change in unrealized appreciation (depreciation) on investments	610,858	1,012,444
Net increase in net assets resulting from operations	$1,197,371	$1,951,977
Average earning portfolio company investments, at fair value	$55,669,913	$30,598,036

As we commenced operations on October 2, 2017, no income was earned during the periods prior to September 30, 2017.

Expenses

The following table summarizes our expenses for the three and nine months ended June 30, 2018:

	For the three months ended June 30, 2018	For the nine months ended June 30, 2018
Interest expense	$193,570	$259,665
Amortization of debt issuance costs	31,230	36,349
Base management fee, net of waiver	145,654	231,530
Income Incentive Fee	73,823	79,764
Capital gain incentive fee accrued under GAAP	68,791	94,713
Professional fees, net of waiver	180,810	389,817
Administrative service fee	24,900	40,860
General and administrative expenses	11,958	16,637
Net expenses - before excise tax	730,736	1,149,335
Excise tax	—	853
Net expenses - after excise tax	$730,736	$1,148,482
Average debt outstanding	$21,080,220	$11,115,201

As we commenced operations on October 2, 2017, no expenses were incurred during the periods prior to September 30, 2017.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended June 30, 2018:

	For the three months ended June 30, 2018	For the nine months ended June 30, 2018
Unrealized appreciation on investments	$642,690	$1,030,110
Unrealized (depreciation) on investments	(31,832)	(17,666)
Net change in unrealized appreciation (depreciation) on investments	$610,858	$1,012,444

During the three months ended June 30, 2018, we had $642,690 in unrealized appreciation on 26 portfolio company investments, which was partially offset by $31,832 in unrealized depreciation on 23 portfolio company investments. During the nine months ended June 30, 2018, we had $1,030,110 in unrealized appreciation on 35 portfolio company investments, which was partially offset by $17,666 in unrealized depreciation on 10 portfolio company investments. Unrealized appreciation during the three and nine months ended June 30, 2018 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts that caused a reduction in fair value of portfolio company investments during the three and nine months ended June 30, 2018.

Liquidity and Capital Resources

For the nine months ended June 30, 2018, we experienced a net increase in cash and cash equivalents of $9,415,867. During the period we used $86,854,793 in operating activities, primarily as a result of fundings of portfolio investments of $87,807,777. During the same period, cash provided by financing activities was $96,270,660, primarily driven by borrowings on debt of $127,550,000 and proceeds from the issuance of common shares of $67,024,900 that were partially offset by repayments of debt of $97,550,000.

As of June 30, 2018, we had cash and cash equivalents of $9,426,367. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

As of June 30, 2018, we had investor capital subscriptions totaling $424,315,500 of which $67,105,400 had been called and contributed, leaving $357,210,100 of uncalled investor capital subscriptions.

As of June 30, 2018, our revolving credit facility with Sumitomo Mitsui Banking Corporation as administrative agent, sole lead arranger and sole manager, or the SMBC Revolver, allowed us to borrow up to $70,000,000 at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2018, we had $30,000,000 outstanding under the SMBC Revolver. As of June 30, 2018, subject to leverage and borrowing base restrictions, we had $40,000,000 of remaining commitments and $40,000,000 of availability under the SMBC Revolver.

As of June 30, 2018, we were permitted to borrow up to $40,000,000 at any one time outstanding, under the terms of our unsecured revolving credit facility, or Revolver, with GC Advisors. As of June 30, 2018, we had no amounts outstanding under the Revolver.

In accordance with the 1940 Act, with certain limited exceptions, we are currently only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act, or SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a

“required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are still evaluating the merits of operating with a higher leverage ratio, and have not sought or obtained either approval and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of June 30, 2018, our asset coverage for borrowed amounts was 324.6%.

As of June 30, 2018, we had outstanding commitments to fund investments totaling $44,611,841. This amount may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2018, subject to the terms of each loan’s respective credit agreement. As of June 30, 2018, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our SMBC Revolver and Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2018, we had investments in 42 portfolio companies with a total fair value of $89,117,105.

The following table shows the asset mix of our new investment commitments for the three and nine months ended June 30, 2018:

	Three months ended June 30, 2018		Nine months ended June 30, 2018
	New Commitments	Percentage of Commitments	New Commitments	Percentage of Commitments
Senior secured	$8,534,725	12.7%	$16,850,725	12.5%
One stop	57,459,829	85.8	115,858,562	86.3
Subordinated debt	81,718	0.1	81,718	0.1
Equity	887,343	1.4	1,484,195	1.1
Total new investment commitments	$66,963,615	100.0%	$134,275,200	100.0%

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2018 (1)
	Principal	Amortized Cost	Fair Value
Senior secured:
Performing	$12,142,701	$11,937,345	$12,078,000
Non-accrual(2)	—	—	—
One stop:
Performing	75,821,939	74,601,402	75,439,038
Non-accrual(2)	—	—	—
Subordinated debt:
Performing	81,718	81,718	81,718
Non-accrual(2)	—	—	—
Equity	N/A	1,484,196	1,518,349
Total	$88,046,358	$88,104,661	$89,117,105

(1)	Four of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of June 30, 2018.

(2)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”

The annualized income yield by debt security type for the three and nine months ended June 30, 2018 was as follows:

	Three months ended June 30, 2018	Nine months ended June 30, 2018
Senior secured	7.1%	6.8%
One stop	9.5%	9.3%
Subordinated debt	8.1%	8.1%

As of June 30, 2018, the fair value of our debt investments as a percentage of the outstanding principal value was 99.5%.

The following table shows the weighted average rate, spread over the London Interbank Offered Rate, or LIBOR, of floating rate and fees of investments originated during the three and nine months ended June 30, 2018:

	Three months ended June 30, 2018	Nine months ended June 30, 2018
Weighted average rate of new investment fundings	7.9%	8.0%
Weighted average spread over LIBOR of new floating rate investment fundings	5.6%	6.0%
Weighted average fees of new investment fundings	1.1%	1.1%
Weighted average annualized income yield	9.1%	8.7%

As of June 30, 2018, 100.0% and 100.0% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2018, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $26,832,000. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2018:

	As of June 30, 2018
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$3,448,114	3.9%
4	85,668,991	96.1
3	—	—
2	—	—
1	—	—
Total	$89,117,105	100.0%

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of June 30, 2018 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SMBC Revolver	$30,000,000	$—	$30,000,000	$—	$—
Revolver	—	—	—	—	—
Unfunded commitments (1)	44,611,841	44,611,841	—	—	—
Total contractual obligations	$74,611,841	$44,611,841	$30,000,000	$—	$—

(1)
Unfunded commitments represent unfunded commitments to fund investments as of June 30, 2018. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of June 30, 2018, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2018, we had outstanding commitments to fund investments totaling $44,611,841.

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

Distributions

We intend to make periodic distributions to our stockholders as determined by our board of directors. For additional information on distributions, see “Critical Accounting Policies - Income Taxes.”

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

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., a publicly-traded business development company (Nasdaq: GBDC), and Golub Capital Investment Corporation, an unlisted business development company, both of which focus on investing primarily in one stop and other senior secured loans of U.S. middle-market companies. In addition, our officers and directors serve in similar capacities for Golub Capital BDC, Inc. and Golub Capital Investment Corporation. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of these other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2018. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of June 30, 2018, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

When determining fair value of Level 3 debt and equity investments, we may take into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s EBITDA. A portfolio company’s EBITDA may include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, we will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, we use a market interest rate yield analysis to determine fair value.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans and record these fees as fee income when received. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of June 30, 2018, we had no portfolio company investments on non-accrual status.

Income taxes: We intend to elect to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2018, $0 and $853, respectively, was incurred for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2018, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.00%. In addition, SMBC Revolver has a floating interest rate provision based on the one-month LIBOR that resets monthly, and the Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of June 30, 2018 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$(211,006)	$(75,000)	$(136,006)
Up 50 basis points	422,012	150,000	272,012
Up 100 basis points	844,025	300,000	544,025
Up 150 basis points	1,266,037	450,000	816,037
Up 200 basis points	1,688,050	600,000	1,088,050

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2018, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SMBC Revolver, the Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4: Controls and Procedures.

As of June 30, 2018 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended June 30, 2018 to the risk factors discussed in Item 1A. Risk Factors in our amended registration statement on Form 10, as filed with the U.S. Securities and Exchange Commission on November 28, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1
Amended and Restated Revolving Credit Note, dated as of June 26, 2018 from Golub Capital BDC 3, Inc. to Sumitomo Mitsui Banking Corporation (Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on June 28, 2018.)

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

Golub Capital BDC 3, Inc.

Dated: August 13, 2018	By	/s/ David B. Golub
David B. Golub
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2018	By	/s/ Ross A. Teune
Ross A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)