Form 10-K
period 2018-09-30
Golub Capital BDC 3, Inc.
filed 2018-12-07
CIK 1715268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 814-01244

Golub Capital BDC 3, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	82-2375481
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
666 Fifth Avenue, 18th Floor, New York, NY	10103
(Address of Principal Executive Offices)	(Zip Code)
(212) 750-6060
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not applicable
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
As of March 31, 2018 and September 30, 2018, there was no established public market for the Registrant's common stock.
The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of December 7, 2018 is 8,500,263.562.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2018.

PART I
In this annual report, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “GBDC 3” refer to Golub Capital BDC 3, Inc., a Maryland corporation, and its consolidated subsidiaries;

•	“GBDC 3 Holdings” refers to GBDC 3 Holdings LLC, a Delaware limited liability company, or LLC, our direct subsidiary;

•	“GBDC 3 Funding” refers to GBDC 3 Funding LLC, a Delaware LLC, our direct subsidiary;

•
“GBDC 3 SLF” refers to GBDC 3 Senior Loan Fund LLC, an unconsolidated Delaware LLC. Effective October 2, 2017, we entered into an agreement to co-invest with RGA Reinsurance Company, or RGA, through GBDC 3 SLF primarily in senior secured and one stop loans of middle-market companies. GBDC 3 SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of GBDC 3 SLF must be approved by the GBDC 3 SLF investment committee, which presently consists of two representatives of each of the members (with unanimous approval required from either (i) one representative of each of us and RGA or (ii) both representatives of each of us and RGA). We own 87.5% of the LLC equity interests of GBDC 3 SLF. GBDC 3 SLF has LLC equity interest subscriptions from its members totaling $125.0 million. We have committed to fund $109.4 million of LLC equity interest subscriptions to GBDC 3 SLF;

•	“GC Advisors” refers to GC Advisors LLC, our investment adviser;

•	“Administrator” refers to Golub Capital LLC, an affiliate of GC Advisors and our administrator;

•
“SMBC Revolver” refers to the amended $110.0 million revolving credit facility that GBDC 3 originally entered into on March 16, 2018 and recently amended on September 26, 2018, with Sumitomo Mitsui Banking Corporation as administrative agent, sole lead arranger and sole manager;

•	“Revolver” refers to the $40.0 million revolving line of credit with GC Advisors; and

•
“Golub Capital” refers, collectively, to the activities and operations of Golub Capital LLC (formerly Golub Capital Management LLC), which entity employs all of Golub Capital’s investment professionals, GC Advisors and associated investment funds and their respective affiliates.

Item 1. Business
GENERAL

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

We were formed in August 2017 to make investments and generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans) and other senior secured loans of middle-market companies that are, in most cases, sponsored by private equity firms. GC Advisors structures these one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of the portfolio company borrower. In many cases, we are the sole lender, or we together with our affiliates are the sole lenders, of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediation in the event of underperformance. In this annual report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than $100.0 million annually.

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $25.0 billion of capital under management as of September 30, 2018, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

We were formed in August 2017, and we commenced operations on October 2, 2017. We have sold and continue to offer and sell shares of our common stock in private placement transactions pursuant to certain exemptions of the Securities Act and the laws of the states and jurisdictions where any offering is made.

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

Information Available

Our address is 666 Fifth Avenue, 18th Floor, New York, NY 10103 and our phone number is (212) 750-6060.

The U.S. Securities and Exchange Commission, or SEC, maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov, or by writing the SEC's Public Reference Section, 100 F Street, N.E., Washington,

D.C. 20549-0102. You may also read and copy such reports, proxies and information statements at the SEC’s Public Reference Room. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-202-551-8090.

Our Investment Adviser

Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our investment advisory agreement with GC Advisors, or the Investment Advisory Agreement, we pay GC Advisors a base management fee and an incentive fee for its services. See “- Business - Management Agreements - Management Fee” for a discussion of the base management fee and incentive fee, including the cumulative incentive fee cap and the income and capital gains incentive fee payable by us to GC Advisors. Unlike most closed-end funds whose fees are based on assets net of leverage, our base management fee is based on our average-adjusted gross assets (including leverage but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets), and, therefore, GC Advisors benefits when we incur debt or use leverage. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase. Additionally, under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because it determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. See “- Business - Management Agreements - Board Approval of the Investment Advisory Agreement.”

GC Advisors is an affiliate of Golub Capital and pursuant to a staffing agreement, or the Staffing Agreement, Golub Capital LLC makes experienced investment professionals available to GC Advisors and provides access to the senior investment personnel of Golub Capital LLC and its affiliates. The Staffing Agreement provides GC Advisors with access to investment opportunities, which we refer to in the aggregate as deal flow, generated by Golub Capital LLC and its affiliates in the ordinary course of their businesses and commits the members of GC Advisors’ investment committee to serve in that capacity. As our investment adviser, GC Advisors is obligated to allocate investment opportunities among us and its other clients fairly and equitably over time in accordance with its allocation policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -
Related Party Transactions.” However, there can be no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. GC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Golub Capital LLC’s investment professionals.

An affiliate of GC Advisors, the Administrator, provides the administrative services necessary for us to operate. See “Business - Management Agreements - Administration Agreement” for a discussion of the fees and expenses (subject to the review and approval of our independent directors) we are required to reimburse to the Administrator.

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of September 30, 2018, Golub Capital had over $25.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 250 middle-market sponsors and repeat transactions with over 160 sponsors.

Golub Capital’s middle-market lending group is managed by a four-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman and Gregory W. Cashman. As of September 30, 2018, Golub Capital’s more than 100 investment professionals had an average of over 12 years of investment experience and were supported by more than 250 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop and other senior secured loans in U.S. middle market companies. We seek to generate strong risk-adjusted net returns by assembling a portfolio of investments across a broad range of industries and private equity investors.

We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We may also make opportunistic loans to independently owned and publicly held middle-market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

•	annual EBITDA of less than $100.0 million annually;

•	sustainable leading positions in their respective markets;

•	scalable revenues and operating cash flow;

•	experienced management teams with successful track records;

•	stable, predictable cash flows with low technology and market risks;

•	a substantial equity cushion in the form of capital ranking junior to our investment;

•	low capital expenditures requirements;

•	a North American base of operations;

•	strong customer relationships;

•	products, services or distribution channels having distinctive competitive advantages;

•	defensible niche strategy or other barriers to entry; and

•	demonstrated growth strategies.

While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be met by each prospective portfolio company.

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. Golub Capital’s origination personnel are located in offices in Chicago, New York and San Francisco. Each originator maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.

Underwriting.  We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of our equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 50% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies, and we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Our due diligence process for middle-market credits will typically entail:

•	a thorough review of historical and pro forma financial information;

•	on-site visits;

•	interviews with management and employees;

•	a review of loan documents and material contracts;

•	third-party “quality of earnings” accounting due diligence;

•	when appropriate, background checks on key managers and research relating to the company’s business, industry, markets, customers, suppliers, products and services and competitors; and

•	the commission of third-party market studies when appropriate.

The following chart illustrates the stages of Golub Capital’s evaluation and underwriting process:

ILLUSTRATIVE DEAL EVALUATION PROCESS

Execution. In executing transactions for us, GC Advisors utilizes the due diligence process developed by Golub Capital. Through a consistent approach to underwriting and careful attention to the details of execution, it seeks to close deals as fast or faster than competitive financing providers while maintaining discipline with respect to credit, pricing and structure to ensure the ultimate success of the financing. Upon completion of due diligence, the investment team working on an investment delivers a memorandum to GC Advisors’ investment committee. Once an investment has been approved by the investment committee, it moves through a series of steps towards negotiation of final documentation. Upon completion of final documentation, a loan is funded upon the execution of an investment committee memorandum by members of GC Advisors’ investment committee.

Monitoring. We view active portfolio monitoring as a vital part of our investment process. We consider board observation rights, where appropriate, regular dialogue with company management and sponsors and detailed, internally generated monitoring reports to be critical to our performance. Golub Capital has developed a monitoring template that is designed to reasonably ensure compliance with these standards. This template is used by GC Advisors as a tool to assess investment performance relative to our investment plan.

As part of the monitoring process, GC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal system developed by Golub Capital and its affiliates. This system is not generally accepted in our industry or used by our competitors. It is based on the following categories, which we refer to as GC Advisors’ internal performance rating:

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2018:

	September 30, 2018
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments
5	$1,585,697	1.1%
4	142,072,788	98.9
3	—	—
2	—	—
1	—	—
Total	$143,658,485	100.0%

Investment Committee

GC Advisors’ investment committee, which is comprised of officers of GC Advisors, evaluates and approves all of our investments, subject to the oversight of our board of directors. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee currently consists of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman and Gregory W. Cashman. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

In addition to reviewing investments, investment committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are reviewed on a regular basis. Members of the investment team are encouraged to share information and credit views with the investment committee early in their analysis. We believe this process improves the quality of the analysis and assists the deal team members to work more efficiently.

Each transaction is presented to the investment committee in a formal written report. All of our new investments must be approved by a consensus of the investment committee. Each member of the investment committee performs a similar role for other investment funds, accounts or other investment vehicles, collectively referred to as accounts, sponsored or managed by Golub Capital and its affiliates.

Investment Structure

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure.

We structure our investments, which typically have maturities of three to seven years as described below. Our loans typically provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount at maturity.

Senior Secured Loans. When we structure investments in senior secured loans, we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral may take the form of first-priority liens on the assets of the portfolio company borrower.

One Stop Loans. We structure our one stop loans as senior secured loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of the portfolio company. In many cases, we are the sole lender, or we together with our affiliates are the sole lenders, of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

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

Second Lien Loans. We structure these investments as junior, secured loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral may take the form of second priority liens on the assets of a portfolio company.

Subordinated Loans. We structure these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. Subordinated loans rank senior only to a borrower’s equity securities and rank junior to all of such borrower’s other indebtedness in priority of payment.
These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or PIK, interest) in the early years. Subordinated loan investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. In addition, the PIK feature of many subordinated loans, which effectively operates as negative amortization of loan principal, increases credit risk exposure over the life of the loan.

Warrants and Minority Equity Securities. In some cases, we may purchase minority equity interests or receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with a loan, which can allow us to achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events.

Senior Loan Fund.  Effective as of October 2, 2017, we entered into an agreement to co-invest with RGA through GBDC 3 SLF. The portfolio of GBDC 3 SLF is expected to be comprised of loans to borrowers in industries similar to the companies in our portfolio. GBDC 3 SLF is expected to invest primarily in one stop and other senior secured loans of middle market companies, which debt securities are expected to be secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility, in generally the same manner as our senior secured and one stop loans. GBDC 3 SLF may also invest in more liquid first lien senior secured loans. As of September 30, 2018, GBDC 3 SLF has not yet commenced operations.

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We seek to limit the downside potential of our investments by:

•	selecting investments that we believe have a very low probability of loss;

•	requiring a total return on our investments that we believe will compensate us appropriately for credit risk; and

•
negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Investments

We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2018, as well as the top ten industries in which we were invested as of September 30, 2018, calculated as a percentage of our total investments as of such date.

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
Transaction Data Systems, Inc.	$13,939,562	9.7%
Diligent Corporation	10,102,997	7.0
Integration Appliance, Inc.	9,780,188	6.8
MRI Software LLC	6,894,211	4.8
Centrify Corporation	5,401,515	3.8
GS Acquisitionco, Inc.	9,414,685	6.6
Fintech Midco, LLC	4,919,204	3.4
Property Brands, Inc.	3,885,475	2.7
Nextech Systems, LLC	3,764,483	2.6
Drilling Info Holdings, Inc.	5,852,487	4.1
	$73,954,807	51.5%

Industry	Fair Value of Investments	Percentage of Total Investments
Diversified/Conglomerate Service	$82,424,664	57.4%
Healthcare, Education and Childcare	11,035,734	7.7
Electronics	10,102,997	7.0
Diversified/Conglomerate Manufacturing	8,755,074	6.1
Buildings and Real Estate	6,894,211	4.8
Oil and Gas	5,852,487	4.1
Beverage, Food and Tobacco	5,601,780	3.9
Leisure, Amusement, Motion Pictures, Entertainment	3,506,823	2.4
Automobile	3,408,466	2.4
Chemicals, Plastics and Rubber	2,529,060	1.8
	$140,111,296	95.8%

Managerial Assistance
As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance would involve an arrangement to provide significant guidance and counsel concerning the management, operations or business objectives and policies of the portfolio company. The Administrator or an affiliate of the Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and reimburse the Administrator or an affiliate of the Administrator, as applicable, for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.
Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or to the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC.

We use the expertise of the investment professionals of Golub Capital and its affiliates to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, the relationships of the senior members of Golub Capital and its affiliates enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we invest. See “Risk Factors - Risks Relating to our Business and Structure - We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by GC Advisors. We have a chief executive officer, chief financial officer, chief compliance officer, managing director and director of corporate strategy, and to the extent necessary, our board of directors may elect to hire additional personnel going forward. Our officers are officers and/or employees of Golub Capital LLC, an affiliate of GC Advisors, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the administration agreement, or the Administration Agreement, with the Administrator. See “Business - Management Agreements - Administration Agreement.”

MANAGEMENT AGREEMENTS
GC Advisors is located at 666 Fifth Avenue, 18th Floor, New York, NY 10103. GC Advisors is registered as an investment adviser under the Advisers Act. The beneficial interests in GC Advisors are majority owned, indirectly, by two affiliated trusts. The trustees of those trusts are Stephen A. Kepniss and David L. Finegold. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, GC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, GC Advisors:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make;

•	executes, closes, services and monitors the investments we make;

•	determines the securities and other assets that we purchase, retain or sell;

•	performs due diligence on prospective portfolio companies; and

•	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.
GC Advisors’ services under the Investment Advisory Agreement are not exclusive. Subject to the requirements of the 1940 Act, GC Advisors may enter into one or more sub-advisory agreements under which GC Advisors may obtain assistance in fulfilling its responsibilities under the Investment Advisory Agreement.
Management Fee

Pursuant to the Investment Advisory Agreement, we pay GC Advisors a fee for investment advisory and management services consisting of two components - a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by our stockholders.

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of our average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds, securitization related assets, and cash collateral on deposit with custodian) and is payable quarterly in arrears. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For periods ending on or prior to the date of the closing of a Liquidity Event, GC Advisors has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of our average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement and as described above. As used in this annual report, the term “Liquidity Event” means the earlier of (1) the date of the pricing of an initial public offering or listing on a national securities exchange of our securities, (2) a distribution to our stockholders of either (a) cash proceeds from an orderly liquidation of our investments or (b) securities or other assets of ours as a distribution-in-kind, or (3) a sale of all or substantially all of our assets to, or other liquidity event with, an entity for consideration of either cash and/or publicly listed securities of the acquirer.

We pay GC Advisors an incentive fee. The Incentive Fee is calculated in arrears and consists of three parts: (1) the income component, or the Income Incentive Fee, (2) the capital gains component, or the Capital Gain Incentive Fee, and (3) the subordinated liquidation incentive component, or the Subordinated Liquidation Incentive Fee, and are collectively referred to as the Incentive Fee.

We have structured the calculation of the Incentive Fee to include a fee limitation such that the Income Incentive Fee and the Capital Gain Incentive Fee will not be paid at any time if, after such payment, the cumulative Income Incentive Fees and Capital Gain Incentive Fees paid to date would exceed an incentive fee cap, or the Incentive Fee Cap. For periods ending on or prior to the date of the closing of a Liquidity Event, the Incentive Fee Cap in any quarter is equal to the difference between (a) 15.0% of Cumulative Pre-Incentive Fee Net Income and (b) cumulative incentive fees of any kind paid to GC Advisors by us since September 29, 2017. For periods beginning after the date of the closing of a Liquidity Event, the Incentive Fee Cap in any quarter will be equal to the difference, if positive, between (a) the sum of (i) 20.0% of Cumulative Pre-Incentive Fee Net Income for the period beginning on the date immediately following the closing of a Liquidity Event and (ii) 15.0% of Cumulative Pre-Incentive Fee Net Income for the period from September 29, 2017 and ending on the date of the closing of a Liquidity Event and (b) cumulative Income Incentive Fees and Capital Gain Incentive Fees paid to GC Advisors by us since September 29, 2017. To the extent the Incentive Fee Cap is zero or a negative value in any quarter, no incentive fee would be payable in that quarter. “Cumulative Pre-Incentive Fee Net Income” is equal to the sum of (a) Pre-Incentive Fee Net Investment Income (as defined below) for each period since September 29, 2017 and (b) cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, cumulative aggregate unrealized capital depreciation and cumulative aggregate unrealized capital appreciation since September 29, 2017. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the calendar quarter (including the base management fee, taxes, any expenses payable under the Investment Advisory Agreement and the Administration Agreement, any expenses of securitizations and any interest expense and dividends paid on any outstanding preferred stock to the extent such amounts are supported by our taxable earnings, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, and zero coupon securities, accrued income that we have not yet received in cash. GC Advisors does not return to us amounts paid to it on accrued income that we have not yet received in cash if such income is not ultimately received by us in cash. If we do not ultimately receive income, a loss would be recognized, reducing future fees.

If, for any relevant period, the Incentive Fee Cap calculation results in our paying less than the amount of the Income Incentive fee and the Capital Gain Incentive Fee calculated pursuant to the Income and Capital Gain Incentive Fee Calculation, then the difference between (a) the sum of the Income Incentive Fee and the Capital Gain Incentive Fee and (b) the Incentive Fee Cap will not be paid by us, and will not be received by GC Advisors as an Incentive Fee either at the end of such relevant period or at the end of any future period. For the avoidance of doubt, our stockholders benefit from a reduction in the amount of Incentive Fees that we pay, and that they pay indirectly, equal to the sum of the differences, if any, between (a) the sum of the Income Incentive Fee and the Capital Gain Incentive Fee and (b) the Incentive Fee Cap.

The components of the Incentive Fee are calculated as described below. The Income Incentive Fee is payable quarterly in arrears and the Capital Gain Incentive Fee is payable at the end of each calendar year in arrears (or, in each case, upon termination of the Investment Advisory Agreement, as of the termination date). The Subordinated Liquidation Incentive Fee is payable upon a liquidation of GBDC 3.

Prior to the closing of a Liquidity Event, we will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account, or the Escrow Account, to be administered by U.S. Bank National Association, or the Escrow Agent. Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to GC Advisors. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to us for the benefit of our stockholders.

The fees and expenses of the Escrow Account and the Escrow Agent will be borne by us.

Income and Capital Gain Incentive Fee Calculation

The Income and Capital Gain Incentive Fee Calculation has two parts: the Income Incentive Fee component and the Capital Gain Incentive Fee component. The Income Incentive Fee component is calculated quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter.

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Income Incentive Fee component, it is possible that an Incentive Fee may be calculated under this formula with respect to a period in which we have incurred a loss. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the income component will result in a positive value and an Incentive Fee will be paid even if we have incurred a loss in that quarter due to realized and/or unrealized capital losses unless the payment of such Incentive Fee would cause us to pay Incentive Fees on a cumulative basis that exceed 20.0% of our Cumulative Pre-Incentive Fee Net Income.

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.5% quarterly. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our Pre-Incentive Fee Net Investment Income and make it easier for GC Advisors to surpass the fixed hurdle rate and receive an Income Incentive Fee. Our Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of our total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and leverage) used to calculate the base management fee.

We calculate the Income Incentive Fee component of the Income and Capital Gains Incentive Fee Calculation with respect to our Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•	zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;

•
50.0% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to GC Advisors pursuant to the Income Incentive Fee equals 20.0% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. We refer to this portion of our Pre-Incentive Fee Net Investment Income as the “catch-up” provision; and

•	20.0% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For periods prior to the closing of a Liquidity Event, GC Advisors agreed to waive that portion of the Income Incentive Fee calculated in excess of the Income Incentive Fee calculated with respect to our Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•	zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;

•
50.0% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to GC Advisors pursuant to the Income Incentive Fee equals 15.0% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. We refer to this portion of our Pre-Incentive Fee Net Investment Income as the “catch-up” provision; and

•	15.0% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The Capital Gain Incentive Fee equals (a) 20.0% of our Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ending December 31, 2017, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. Our “Capital Gain Incentive Fee Base” equals (1) the sum of (A) our realized capital gains, if any, on a cumulative positive basis from September 29, 2017 through the end of each calendar year, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis, less (2) our unamortized deferred financing costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

•
The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in our portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.

•
The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in our portfolio when sold and (b) the accreted or amortized cost basis of such investment.

•
The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in our portfolio as of the applicable Capital Gain Incentive Fee calculation date and (b) the accreted or amortized cost basis of such investment.

Prior to the closing of a Liquidity Event, GC Advisors has agreed to waive that portion of the Capital Gain Incentive Fee, calculated as described above, in excess of 15.0% of the Capital Gain Incentive Fee Base, provided that any amounts so waived shall be deemed to have been paid to GC Advisors for purposes of determining the Capital Gain Incentive fee payable after the closing of a Liquidity Event.

There was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the years ended September 30, 2018 and 2017. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for the Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 15.0% of such amount prior to the closing of a Liquidity Event (20.0% following the closing of a Liquidity Event), less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2018, we have not made any Capital Gain Incentive Fee payments. For the year ended September 30, 2018, we accrued a net capital gain incentive fee under GAAP of $163,379.

The third part of the Incentive Fee, which we refer to as the Subordinated Liquidation Incentive Fee, equals 15.0% of the net proceeds from a liquidation of GBDC 3 in excess of adjusted capital, as calculated immediately prior to liquidation. For purposes of this calculation, (a) “liquidation” includes any merger of our common stock with another entity or the acquisition of all or substantially all of the shares of our common stock in a single or series of related transactions and (b) “adjusted capital” means our net asset value calculated immediately prior to liquidation in accordance with GAAP less unrealized capital appreciation that would have been subject to the Capital Gain Incentive Fee had capital gain been recognized on the transfer of such assets in the liquidation. The Investment Advisory Agreement provides that no Subordinated Liquidation Incentive Fee shall be payable for any liquidation that occurs more than six months after the date of an initial public offering of our common stock or a listing of our common stock on a national securities exchange. For periods prior to the date of the closing of a Liquidity Event, GC Advisors has agreed to waive the Subordinated Liquidation Incentive Fee.

Examples of Incentive Fee Calculation

Example 1 - Income Incentive Fee (1):

Assumptions

Hurdle rate (2) = 1.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.35%

(1)
The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of total net assets. In addition, the example assumes that during the most recent four full calendar quarter period ending on or prior to the date the payment set forth in the example is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is at least 6.0% of our net assets at the beginning of such period (as adjusted for any share issuances or repurchases).

(2)	Represents a quarter of the 6.0% annualized hurdle rate.

(3)	Excludes offering expenses.

Alternative 1

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Prior to a Liquidity Event:
Management fee = 0.25% (Represents a quarter of the 1.00% annualized management fee, net of waiver)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 0.65%
Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no Incentive Fee.
Following a Liquidity Event:
Management fee = 0.344% (Represents a quarter of the 1.375% annualized management fee)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 0.556%
Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no Incentive Fee.
Alternative 2

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.60%

Prior to a Liquidity Event the Incentive Fee would be:
Management fee = 0.25% (Represents a quarter of the 1.00% annualized management fee, net of waiver)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 2.0%
Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	= 50% × "catch-up" + the greater of 0% AND (15% × (Pre-Incentive Fee Net Investment Income - 2.143%)) = (50% × (2.00% - 1.50%)) + 0% = 50% × 0.50% = 0.25%
Following a Liquidity Event the Incentive Fee would be:
Management fee = 0.344% (Represents a quarter of the 1.375% annualized management fee)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 1.906%
Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	= 50% × "catch-up" + the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income - 2.50%)) = (50% × (1.906% - 1.50%)) + 0% = 50% × 0.406% = 0.203%

Alternative 3

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.50%

Prior to a Liquidity Event the Incentive Fee would be:
Management fee = 0.25% (Represents a quarter of the 1.00% annualized management fee, net of waiver)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 2.9%
Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee
= 50% × "catch-up" + the greater of 0% AND (15% × (Pre-Incentive Fee Net Investment Income - 2.50%))
= (50% × (2.143% - 1.50%)) + (15% × (2.9% - 2.143%))
= 50% × 0.643% + 15% × 0.757%
= 0.322% + 0.114%
= 0.435%

Following a Liquidity Event the Incentive Fee would be:
Management fee = 0.344% (Represents a quarter of the 1.375% annualized management fee)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 2.806%
Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee
= 50% × "catch-up" + the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income - 2.50%))
= (50% × (2.50% - 1.50%)) + (20% × (2.806% - 2.50%))
= 50% × 1.00% + 20% × 0.306%
= 0.50% + 0.061%
= 0.561%

Example 2 - Capital Gain Incentive Fee:

Alternative 1

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”) and $30 million investment made in Company B (“Investment B”)
Year 2:	Investment A is sold for $15 million and fair market value (“FMV”) of Investment B determined to be $29 million
Year 3:	FMV of Investment B determined to be $27 million
Year 4:	Investment B sold for $25 million

Both prior to and following a Liquidity Event, the Capital Gain Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	None (Sales transaction resulted in a realized capital loss on Investment A)
Year 3:	None (No sales transactions)
Year 4:	None (Sales transaction resulted in a realized capital loss on Investment B)

Each quarterly incentive fee calculated quarterly, in arrears, pursuant to the Income and Capital Gains Incentive Fee Calculation is subject to the Incentive Fee Cap. Below are the necessary adjustments to the Incentive Fee payable to adhere to the Incentive Fee Cap.

Year 1:	No adjustment; no realized capital losses or unrealized capital depreciation.
Year 2:
Investment A sold at a $5 million loss. Investment B has unrealized capital depreciation of $1 million. Therefore, GC Advisors would not be paid on the $6 million realized/unrealized loss, which would result in a lower Incentive Fee by $0.9 million prior to a Liquidity Event, or $1.2 million following a Liquidity Event.

Year 3:
Investment B has unrealized capital depreciation of $2 million. Therefore, GC Advisors would not be paid on the $2 million unrealized capital depreciation, which would result in a lower Incentive Fee by $300,000 prior to a Liquidity Event, or $400,000 following a Liquidity Event.

Year 4:
Investment B sold at a $5 million loss. Investment B was previously marked down by $3 million; therefore, we would realize a $5 million loss on Investment B and reverse the previous $3 million in unrealized capital depreciation. The net effect would be a loss of $2 million. GC Advisors would not be paid on the $2 million loss, which would result in a lower Incentive Fee by $300,000 prior to a Liquidity Event, or $400,000 following a Liquidity Event.

Alternative 2

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
Year 2:	FMV of Investment A determined to be $18 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million.
Year 3:	Investment A sold for $18 million. FMV of Investment B determined to be $24 million and FMV of Investment C determined to be $25 million
Year 4:	FMV of Investment B determined to be $22 million. Investment C sold for $24 million
Year 5:	Investment B sold for $20 million

Both prior to and following a Liquidity Event, the Capital Gain Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:	None (No sales transactions)
Year 3:	None (Sales transaction resulted in a realized capital loss on Investment A)
Year 4:	None (Sales transaction resulted in a realized capital loss on Investment C)
Year 5:	None (Sales transaction resulted in a realized capital loss on Investment B)

Each quarterly Incentive Fee payable on the Income and Capital Gains Incentive Fee Calculation is subject to the Incentive Fee Cap. Below are the necessary adjustments to the Incentive Fee payable to adhere to the Incentive Fee Cap.

Year 1:	No adjustment; no realized capital losses or unrealized capital depreciation.
Year 2:
Investment A has unrealized capital depreciation of $2 million. Investment B has unrealized capital depreciation of $5 million. Therefore, GC Advisors would not be paid on the $7 million unrealized capital depreciation which would result in a lower Incentive Fee by $1.05 million prior to a Liquidity Event, or $1.4 million following a Liquidity Event.

Year 3:
Investment A sold at a $2 million loss. Investment A was previously marked down by $2 million; therefore, we would realize a $2 million loss on Investment A and reverse the previous $2 million in unrealized capital depreciation. Investment B has additional unrealized capital depreciation of $1 million. The net effect would be a loss of $1 million. GC Advisors would not be paid on the $1 million loss, which would result in a lower Incentive Fee by $150,000 prior to a Liquidity Event, or $200,000 following a Liquidity Event.

Year 4:
Investment B has additional unrealized capital depreciation of $2 million. Investment C sold at a $1 million realized loss. Therefore, GC Advisors would not be paid on the $3 million realized/unrealized loss, which would result in a lower Incentive Fee by $450,000 prior to a Liquidity Event, or $600,000 following a Liquidity Event.

Year 5:
Investment B sold at a $10 million loss. Investment B was previously marked down by $8 million; therefore, we would realize a $10 million loss on Investment B and reverse the previous $8 million in unrealized capital depreciation. The net effect would be a loss of $2 million. GC Advisors would not be paid on the $2 million loss, which would result in a lower Incentive Fee by $300,000 prior to a Liquidity Event, or $400,000 following a Liquidity Event.

Alternative 3

Assumptions

Year 1:	$25 million investment made in Company A (“Investment A”) and $20 million investment made in Company B (“Investment B”)
Year 2:	Investment A is sold for $30 million and FMV of Investment B determined to be $21 million and $2 million of unamortized deferred debt issuance costs
Year 3:	FMV of Investment B determined to be $23 million and $1 million of unamortized deferred debt issuance costs
Year 4:	Investment B sold for $23 million and $0 of unamortized deferred debt issuance costs

Prior to a Liquidity Event the Capital Gains Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:
$600,000 (15% multiplied by (i) $5 million realized capital gains on sale of Investment A less (ii) $1 million ($2 million of unamortized deferred debt issuance costs less $1 million of unrealized gain))

Year 3:	$150,000 (15% multiplied by $5 million realized capital gains on sale of Investment A less $600,000 (Capital Gain Incentive Fee paid in year 2))
Year 4:	$450,000 (15% multiplied by $8 million realized capital gains on sale of Investment A and Investment B less Capital Gain Incentive Fee paid in years 2 and 3)

Following a Liquidity Event the Capital Gain Incentive Fee, if any, would be:

Year 1:	None (No sales transactions)
Year 2:
$800,000 (20% multiplied by (i) $5 million realized capital gains on sale of Investment A less (ii) $1 million ($2 million of unamortized deferred debt issuance costs less $1 million of unrealized gain))

Year 3:	$200,000 (20% multiplied by $5 million realized capital gains on sale of Investment A less $800,000 (Capital Gain Incentive Fee paid in year 2))
Year 4:	$600,000 (20% multiplied by $8 million realized capital gains on sale of Investment A and Investment B less Capital Gain Incentive Fee paid in years 2 and 3)

Each quarterly Incentive Fee payable on the Income and Capital Gains Incentive Fee Calculation is subject to the Incentive Fee Cap. Below are the necessary adjustments to the Incentive Fee payable to adhere to the Incentive Fee Cap both prior to and following a Liquidity Event.

Year 1:	No adjustment necessary
Year 2:	No adjustment necessary. GC Advisors would not be paid on the $1 million unrealized gain on Investment B.
Year 3:	No adjustment necessary. GC Advisors would not be paid on the $3 million unrealized gain on Investment B.
Year 4:	No adjustment necessary

Example 3 - Subordinated Liquidation Incentive Fee:

Alternative 1

Assumptions

Year 1:
$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”). Investment A, Investment B, and Investment C disposed of in a liquidation (as defined in the Investment Advisory Agreement) for total proceeds of $55 million within six months of a Liquidity Event.

Both prior to and following a Liquidity Event, the Subordinated Liquidation Incentive Fee, if any, would be:

Year 1:
No Subordinated Liquidation Incentive Fee payable as liquidation proceeds of $55 million are less than adjusted capital immediately prior to liquidation (Net asset value of $75 million with no unrealized capital appreciation)

Alternative 2

Assumptions

Year 1:
$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”). Investment A, Investment B, and Investment C disposed of in a liquidation (as defined in the Investment Advisory Agreement) for total proceeds of $80 million within six months of a Liquidity Event.

Prior to a Liquidity Event, the Subordinated Liquidation Incentive Fee, if any, would be:

Year 1:
$500,000 Subordinated Liquidation Incentive Fee (10% multiplied by $80 million liquidation proceeds less adjusted capital immediately prior to liquidation (Net asset value of $75 million and no unrealized capital appreciation))

Following a Liquidity Event, the Subordinated Liquidation Incentive Fee, if any, would be:

Year 1:
$1 million Subordinated Liquidation Incentive Fee (20% multiplied by $80 million liquidation proceeds less adjusted capital immediately prior to liquidation (Net asset value of $75 million and no unrealized capital appreciation))

Alternative 3

Assumptions

Year 1:
$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”) and we complete an initial public offering of our common stock or listing of our common stock on a national securities exchange.

Year 2:	Investment A, Investment B, and Investment C disposed of in a liquidation (as defined in the Investment Advisory Agreement) for total proceeds of $80 million.

The Subordinated Liquidation Incentive Fee, if any, would be:

Year 1:	None (no sales transactions)
Year 2:	No Subordinated Liquidation Incentive Fee is payable on any liquidation occurring more than six months after the closing of a Liquidity Event.

Payment of Our Expenses

All investment professionals of GC Advisors and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by GC Advisors and/or its affiliates and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview - Expenses.”

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for an initial term of two years and then from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors.

The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, may also terminate the Investment Advisory Agreement without penalty. See “Risk Factors - Risks Relating to our Business and Structure - We are dependent upon GC Advisors for our future success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.”

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, GC Advisors and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of GC Advisors’ services under the Investment Advisory Agreement or otherwise as our investment adviser.

Board Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in August 2017, our board of directors voted unanimously to approve the Investment Advisory Agreement for an initial term of two years commencing September 29, 2017, subject to the approval of our sole stockholder. Our sole stockholder approved the Investment Advisory Agreement in September 2017. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, extent and quality of services provided to us by GC Advisors;

•	the relative investment performance of Golub Capital BDC, Inc. or GBDC, and Golub Capital Investment Corporation or GCIC;

•	the fees paid by other comparable business development companies; and

•	various other matters.

Based on the information reviewed and the considerations detailed above, our board of directors, including all of the directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Investment Advisory Agreement for a two-year term.

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In August 2017, the Administration Agreement was approved for an initial two-year term commencing September 29, 2017 with the unanimous approval of our board of directors. The board of directors, including the independent directors will review the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement to determine that such expenses are reasonable and comparable to administrative services charged by unaffiliated asset managers. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

Indemnification

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Administrator’s services under the Administration Agreement or otherwise as our administrator.

License Agreement

We have entered into a license agreement with Golub Capital LLC under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital”. Under this agreement, we will have a right to use the “Golub Capital” name and the agreement will remain in effect for so long as GC Advisors or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Golub Capital” name.

Staffing Agreement

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors is an affiliate of Golub Capital LLC and depends upon access to the investment professionals and other resources of Golub Capital LLC and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. GC Advisors also depends upon Golub Capital LLC to obtain access to deal flow generated by the professionals of Golub Capital LLC and its affiliates. Under the Staffing Agreement, Golub Capital LLC provides GC Advisors with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and may be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to GC Advisors on a direct cost reimbursement basis, and such fees are not our obligation.

REGULATION

General

We are a business development company under the 1940 Act and have elected to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company without the approval of a majority of our outstanding voting securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies, or any of our other policies, is fundamental and each may be changed without stockholder approval. To the extent we adopt any fundamental policies; no person from whom we borrow will have, in his or her capacity as lender or debt holder, either a veto power or a vote in approving or changing any of our fundamental policies.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:

•	is organized under the laws of, and has its principal place of business in, the United States;

•
is not an investment company (other than a small business investment company, or SBIC, wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

•
does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250.0 million market capitalization maximum; or

•
is controlled by a business development company or a group of companies including a business development company, the business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the business development company has an affiliated person who is a director of the eligible portfolio company.

(2)	Securities of any eligible portfolio company which we control.

(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.
The regulations defining and interpreting qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

We look through our consolidated subsidiaries to the underlying holdings (considered together with portfolio assets held outside of our consolidated subsidiaries) for purposes of determining compliance with the 70% qualifying assets requirement of the 1940 Act. At least 70% of our assets will be eligible assets.

Managerial Assistance to Portfolio Companies

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, when the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator or an affiliate of the Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the Diversification Tests described in section 851(b)(3) of the Code in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. GC Advisors will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. The Small Business Credit Availability Act, or SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are still evaluating the merits of operating with a higher leverage ratio, and have not sought or obtained approval, and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a) of the 1940 Act. As of September 30, 2018, our asset coverage for borrowed amounts was 248.8%.

In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. We consolidate our financial results with all of our wholly-owned subsidiaries, including GBDC 3 Funding and GBDC 3 Holdings, for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors - Risks Relating to our Business and Structure - Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.”

Codes of Ethics

We and GC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Each code of ethics is attached as an exhibit to this annual report on Form 10-K.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to GC Advisors. The proxy voting policies and procedures of GC Advisors are set out below. The guidelines are reviewed periodically by GC Advisors and our directors who are not “interested persons” and, accordingly, are subject to change.

Introduction

As an investment adviser registered under the Advisers Act, GC Advisors has a fiduciary duty to act solely in our best interests. As part of this duty, GC Advisors recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.

GC Advisors’ policies and procedures for voting proxies for its investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

GC Advisors votes proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. GC Advisors reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities we hold. In most cases GC Advisors will vote in favor of proposals that GC Advisors believes are likely to increase the value of the portfolio securities we hold. Although GC Advisors will generally vote against proposals that may have a negative effect on our portfolio securities, GC Advisors may vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy voting decisions are made by GC Advisors’ chief executive officer and president. To ensure that GC Advisors’ vote is not the product of a conflict of interest, GC Advisors requires that (1) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how GC Advisors intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, GC Advisors will disclose such conflicts to us, including our independent directors, and may request guidance from us on how to vote such proxies.

Proxy Voting Records

You may obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2018 by making a written request for proxy voting information to: Golub Capital BDC 3, Inc., Attention: Investor Relations, 666 Fifth Avenue, 18th Floor, New York, NY 10103, or by calling Golub Capital BDC 3, Inc. collect at (212) 750-6060.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their nonpublic personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any nonpublic personal information relating to our stockholders, although certain nonpublic personal information of our stockholders may become available to us. We do not disclose any nonpublic personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to nonpublic personal information about our stockholders to employees of GC Advisors and its affiliates with a legitimate business need for the information. We will maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

Other

Under the 1940 Act, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and GC Advisors are required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering these policies and procedures.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief pursuant to which purchases by us and other accounts sponsored or managed by GC Advisors or its affiliates of a single class of privately placed securities are permitted provided that the adviser negotiates no term other than price and certain other conditions are met. Any co-investment would be made subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another account sponsored or managed by GC Advisors to make different investments in the same issuer, GC Advisors will need to decide which account will proceed with the investment. Moreover, in certain circumstances, we may be unable to invest in an issuer in which another account sponsored or managed by GC Advisors has previously invested.

On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by the GC Advisors and its affiliates may afford us additional investment opportunities and the ability to achieve greater diversification. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a variety of regulatory requirements on companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and their insiders. Many of these requirements affect us. For example:

•	our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
our management must prepare an annual report regarding its assessment of our internal control over financial reporting which, without the exemption described below under the JOBS Act (as defined below), must be audited by our independent registered public accounting firm; and

•
our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act.

JOBS Act

We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, until the earliest of:

•	the last day of our fiscal year in which the fifth anniversary of an initial public offering of shares of our common stock occurs;

•	The end of the fiscal year in which our total annual gross revenues first exceed $1.0 billion;

•	The date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•
The last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have elected not to use this extended transition period for complying with new or revised financial accounting standards.

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute as dividends for U.S. federal income tax purposes to our stockholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we did not incur any liability to pay federal income tax, or the Excise Tax Avoidance Requirement.

Taxation as a RIC

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute as dividends for U.S. federal income tax purposes to our stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as dividends to our stockholders.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income), or the 90% Income Test; and

•	diversify our holdings, or the Diversification Tests, so that at the end of each quarter of the taxable year:

•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or other tax liabilities.

In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status. We currently intend to make sufficient distributions each taxable year to satisfy the U.S. federal excise tax requirements.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years. Furthermore, a portfolio company in which we hold equity or debt instruments may face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.

Any underwriting fees paid by us are not deductible in computing our investment company taxable income. We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Business - Regulation - Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized for in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be subject to U.S. corporate income tax as well as state and local tax on their earnings, which ultimately will reduce our return on such income and fees.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we generally would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

Item 1A. Risk Factors
You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Relating to Our Business and Structure

We are a new company with a limited operating history.

We were formed in August 2017 and commenced operations on October 2, 2017. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective, or that we will not qualify or maintain our qualification to be treated as a RIC, and that the value of your investment could decline substantially. The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to certain of the other investment vehicles managed by GC Advisors and its affiliates. Business development companies are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. We have a limited history operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

Since the economic downturn that began in mid-2007, interest rates have remained low. Because longer-term inflationary pressure is likely to result from the U.S. government’s fiscal policies and challenges during this time, we will likely experience rising interest rates, rather than falling rates, and have experienced increases to LIBOR in 2018.

To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to increases from current levels to the level of the interest rate floors on certain investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the majority of amounts we have borrowed are floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments, which may result in an increase of the amount of incentive fees payable to GC Advisors. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.

The U.S. and global capital markets have in the past and may in the future experience periods of extreme volatility and disruption during economic downturns and recessions. Increases to budget deficits or direct and contingent sovereign debt, may create concerns about the ability of certain nations to service their sovereign debt obligations, and risks resulting from any such debt crisis in Europe, the United States or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, and the implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. Market and economic disruptions, which may be caused by political trends and government actions in the United States or elsewhere, have in the past and may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies and the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, such disruptions have resulted in, and may in the future result, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again and may materially worsen in the future, including as a result of U.S. government shutdowns or further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are dependent upon GC Advisors for our success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors’ investment committee, which consists of two members of our board of directors and two additional employees of Golub Capital LLC, provides oversight over our investment activities. We also cannot assure you that we will replicate the historical results achieved for other Golub Capital funds by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that GC Advisors will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of GC Advisors will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Golub Capital LLC and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of GC Advisors’ investment committee or of other senior investment professionals of GC Advisors and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.
The Staffing Agreement provides that Golub Capital LLC makes available to GC Advisors experienced investment professionals and provides access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to the Staffing Agreement and cannot assure you that Golub Capital LLC will fulfill its obligations under the agreement. If Golub Capital LLC fails to perform, we cannot assure you that GC Advisors will enforce the Staffing Agreement, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Golub Capital LLC and its affiliates or their information and deal flow.
Our business model depends to a significant extent upon strong referral relationships with sponsors. Any inability of GC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon Golub Capital LLC’s relationships with sponsors, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Golub Capital LLC fails to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of Golub Capital LLC have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
We may not replicate the historical results achieved by other entities managed or sponsored by members of GC Advisors’ investment committee, or by GC Advisors or its affiliates.

Our investments may differ from those of existing accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. We may consider co-investing in portfolio investments with other accounts sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or its affiliates. Any such investments are subject to regulatory limitations and approvals by directors who are not ‘‘interested persons,’’ as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved for other Golub Capital funds by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

Our financial condition, results of operations and cash flows depend on our ability to manage our business effectively.

Our ability to achieve our investment objective depends on our ability to manage our business and to grow. This depends, in turn, on GC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon GC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. GC Advisors has substantial responsibilities under the Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by GC Advisors, members of GC Advisors’ investment committee or Golub Capital LLC and its affiliates. The personnel of the Administrator and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
There are significant potential conflicts of interest that could affect our investment returns.

As a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee, there may be times when GC Advisors or such persons have interests that differ from those of our securityholders, giving rise to a conflict of interest.
Conflicts related to obligations GC Advisors’ investment committee, GC Advisors or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.

The members of GC Advisors’ investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, our officers and directors also serve as officers and directors of GBDC (NASDAQ: GBDC) and GCIC, each a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act and, in the case of GBDC, whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Similarly, GC Advisors or its affiliates currently manage and may have other clients with similar or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Lawrence E. Golub and David B. Golub have management responsibilities for other accounts managed or sponsored by GC Advisors or its affiliates, including GBDC and GCIC. Our investment objective may overlap with the investment objectives of such affiliated accounts. For example, GC Advisors currently manages GBDC, GCIC and several private funds, some of which may seek additional capital from time to time, that are pursuing an investment strategy similar to ours, and we may compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors. Certain of these accounts may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

GC Advisors’ investment committee, GC Advisors or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

Principals of GC Advisors and its affiliates and members of GC Advisors’ investment committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Our management and incentive fee structure may create incentives for GC Advisors that are not fully aligned with the interests of our stockholders and may induce GC Advisors to make certain investments, including speculative investments.

In the course of our investing activities, we pay management and incentive fees to GC Advisors. The management fee is based on our average adjusted gross assets and the incentive fee is computed and paid on income, both of which include leverage. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our average adjusted gross assets, GC Advisors benefits when we incur debt or use leverage. Under certain circumstances, the use of leverage may increase the likelihood of default, which would negatively impact our securityholders.
Additionally, the incentive fee payable by us to GC Advisors may create an incentive for GC Advisors to cause us to realize capital gains or losses that may not be in the best interests of us or our stockholders. Under the incentive fee structure, GC Advisors benefits when we recognize capital gains and, because GC Advisors determines when an investment is sold, GC Advisors controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our stockholders’ interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation.
The part of the management and incentive fees payable to GC Advisors that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero coupon securities, and other deferred interest instruments and may create an incentive for GC Advisors to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This fee structure may be considered to give rise to a conflict of interest for GC Advisors to the extent that it may encourage GC Advisors to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. GC Advisors may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because GC Advisors is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
The valuation process for certain of our portfolio holdings creates a conflict of interest.

The majority of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our board of directors will determine the fair value of these securities in good faith. In connection with that determination, investment professionals from GC Advisors may provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, Lawrence E. Golub and David B. Golub have an indirect pecuniary interest in GC Advisors. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, could result in a conflict of interest as GC Advisors’ management fee is based, in part, on our average adjusted gross assets and our incentive fees will be based, in part, on unrealized gains and losses.
Conflicts related to other arrangements with GC Advisors or its affiliates.

We have entered into a license agreement with Golub Capital LLC under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital”. In addition, we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest that our board of directors must monitor.
The Investment Advisory Agreement and the Administration Agreement were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to GC Advisors, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. For example, certain accounts managed by GC Advisors have lower management, incentive or other fees than those charged under the Investment Advisory Agreement and/or a reduced ability to recover expenses and overhead than may be recovered by the Administrator under the Administration Agreement. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements and the Revolver because of our desire to maintain our ongoing relationship with GC Advisors, the Administrator and their respective affiliates. Any such decision, however, would breach our fiduciary obligations to our stockholders.
Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. We consider GC Advisors and its affiliates to be our affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to, among others, any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.
We may, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We may also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, if an investment opportunity is appropriate for us and another similar eligible account, the opportunity will be allocated pro rata based on the relative capital available for investment of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations in which co-investment with other accounts sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, such as when, in the absence of exemptive relief described below, we and such other entities may make investments in the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other GC Advisors clients, GC Advisors needs to decide whether we or such other entity or entities will proceed with such investments. GC Advisors makes these determinations based on its policies and procedures, which generally require that such investment opportunities be offered to eligible accounts on a basis that is fair and equitable over time, including, for example, through random or rotational methods. Moreover, in certain circumstances, we may be unable to invest in an issuer in which an account sponsored or managed by GC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.
On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.
We are subject to risks associated with a Liquidity Event and we may not be able to complete a liquidity event on acceptable terms or at all.

We cannot assure you that we will be able to complete a Liquidity Event. In order to complete an initial public offering, if any, of shares of our common stock we will need to access the capital markets to issue equity securities, and unfavorable economic conditions could limit our access to the capital markets. Therefore, there can be no assurance that we would be able to complete an initial public offer or listing on a national securities exchange of our common stock, and an inability to access the capital markets successfully could limit our prospects for completion of a Liquidity Event. In addition to the fact that no trading market may develop for shares of our common stock after an initial public offering or listing on a national securities exchange, there is a separate and distinct risk that any such secondary market trading in our common stock may not perform as well as other publicly traded funds advised by GC Advisors have historically performed, including GBDC.

We will be subject to risks in connection with a sale of all or substantially all of our assets to, or other Liquidity Event with, an entity for consideration of cash or publicly listed securities of the acquirer. Such risks include the risk that our stockholders may experience a reduction in percentage ownership and voting power in any resulting entity and the risk that the anticipated benefits of any merger or liquidity event may not be realized by the resulting entity. In addition, a Liquidity Event may trigger “change of control” provisions and other restrictions in certain of our contracts, including credit facilities, and the failure to obtain any required consents or waivers from counterparties may permit such counterparties to terminate, or otherwise increase their rights or our obligations under, any such agreements. If such agreements are terminated or amended, we cannot assure you that we would be able to replace, amend or obtain a waiver under any such agreement on acceptable terms, or at all.

If we enter into an agreement to complete a Liquidity Event in which our stockholders will receive publicly traded securities of an acquirer, our stockholders will be subject to risks associated with such securities. Potential acquirers may include closed-end investment companies and business development companies, shares of which may trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that their net asset value per share may decline. We cannot assure you whether the common stock or other securities to be received by our stockholders in a Liquidity Event will trade at, above or below their net asset value either before or after closing of the Liquidity Event. In addition, if we seek to enter into a transaction in which our stockholders receive common stock of a publicly traded fund that is advised by our Adviser, such transaction would need to comply with the requirements under the 1940 Act governing transactions with affiliates, which could complicate the negotiation and closing of such transaction.

Additionally, if GCIC were to complete a successful liquidity event, we cannot assure you that we will be able to replicate any such liquidity event or that completion of any such liquidity event increases our prospects for a Liquidity Event. Moreover, we cannot assure you that we will be able to complete a Liquidity Event on similar terms, or at all or that returns to our investors in a Liquidity Event will be equivalent to any returns that may be achieved by investors in

GCIC in any liquidity event that GCIC may complete.

We may be the target of litigation.

We may be the target of securities litigation in the future, particularly if the trading price of our common stock fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities compete with us to make the types of investments that we plan to make. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with accounts managed or sponsored by GC Advisors or its affiliates. Although GC Advisors allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our securityholders. Moreover, the performance of investments will not be known at the time of allocation.
We will be subject to corporate-level income tax if we are unable to qualify as a RIC.

In order to be subject to tax as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business — Taxation as a RIC.”

We may need to raise additional capital to grow because we must distribute most of our income.

We may need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute each taxable year an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, to our stockholders to maintain our ability to be subject to tax as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of original issue discount. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, is included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors will have no obligation to refund any fees it received in respect of such accrued income.
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax. See “Business — Taxation as a RIC.”
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

We do not expect to be treated initially as a “publicly offered regulated investment company”. Until and unless we are treated as a “publicly offered regulated investment company” as a result of either (i) shares of our common stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year or (ii) shares of our common stock being treated as regularly traded on an established securities market, each U.S. stockholder that is an individual, trust or estate will be treated as having received a distribution from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% upon receipt of certain approvals and subject to certain disclosure requirements) of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2018, we had $58.5 million in outstanding borrowings.

In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred stock, which is another form of leverage, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in the best interest of our common stockholders. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive distributions would be senior to those of holders of shares of our common stock. We do not, however, anticipate issuing preferred stock in the next 12 months.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our common stock might experience dilution.

We intend to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will depend on GC Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. We may issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.
The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2018, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(19.37)%	(10.88)%	(2.40)%	6.09%	14.57%

(1)
Assumes $148.0 million in total assets, $58.5 million in debt outstanding and $87.2 million in net assets as of September 30, 2018 and an effective annual interest rate of 3.58% as of September 30, 2018.

Based on our outstanding indebtedness of $58.5 million as of September 30, 2018 and the effective annual interest rate of 3.58% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.50% to cover annual interest payments on the outstanding debt.

New legislation may permit us to incur additional leverage.
Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the SBCAA amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the date after such stockholder approval. If we were to receive either form of approval and comply with the applicable disclosure requirements, we would be able to incur additional indebtedness, which may increase our risks related to leverage. In addition, our management fee is based on our average adjusted gross assets, which includes leverage and, as a result, if we were to incur additional leverage, management fees paid to GC Advisors would increase. We are still evaluating the merits of operating with a higher leverage ratio, and have not sought or obtained approval, and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a) of the 1940 Act.
Investors in shares of our common stock may fail to fund their capital commitments when due.

We call only a limited amount of capital commitments from investors in the private placement of our common stock upon each drawdown notice. The timing of drawdowns may be difficult to predict, requiring each investor to maintain sufficient liquidity until its capital commitments to purchase shares of common stock are fully funded. We may not call an investor’s entire capital commitment prior to the expiration of such investor’s commitment period.

Although GC Advisors will attempt to manage our cash balances so that they are not significantly larger than needed for our investments and other obligations, GC Advisors’ ability to manage cash balances may be affected by changes in the timing of investment closings, our access to leverage, defaults by investors in our common stock, late payments of drawdown purchases and other factors.

In addition, there is no assurance that all investors will satisfy their respective capital commitments. To the extent that one or more investors does not satisfy its or their capital commitments when due or at all, there could be a material adverse effect on our business, financial condition and results of operations, including an inability to fund our investment obligations, make appropriate distributions to our stockholders or to continue to satisfy applicable regulatory requirements under the 1940 Act. If an investor fails to satisfy any part of its capital commitment when due, other stockholders who have an outstanding capital commitment may be required to fund such capital commitment sooner than they otherwise would have absent such default. We cannot assure you that we will recover the full amount of the capital commitment of any defaulting investor.

We are subject to risks with the SMBC Revolver

On March 16, 2018, we entered into the SMBC Revolver with Sumitomo Mitsui Banking Corporation (“SMBC”). As a result of the SMBC Revolver, we are subject to certain risks. The SMBC Revolver is secured by the unfunded commitments of certain of our stockholders. We made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. In the event of a default under the SMBC Revolver documents, SMBC, in its capacity as administrative agent under the SMBC Revolver documents, would have the right to call the capital commitments of our stockholders collateralizing the SMBC Revolver in order to repay amounts outstanding under the SMBC Revolver, which would reduce the amount of capital commitments available to us for investment purposes.

We are subject to risks associated with any Credit Facility.

We anticipate causing GBDC 3 Funding to enter into a senior secured revolving credit facility, or a Credit Facility. As a result of a Credit Facility, we are subject to a variety of risks, including those set forth below.

Our interests in GBDC 3 Funding are subordinated and we may not receive cash on our equity interests from GBDC 3 Funding.

We own 100% of the equity interests in GBDC 3 Funding. We consolidate the financial statements of GBDC 3 Funding in our consolidated financial statements and treat the indebtedness of GBDC 3 Funding as our leverage. Our interests in GBDC 3 Funding are subordinated in priority of payment to every other obligation of GBDC 3 Funding and will be subject to certain payment restrictions set forth in the Credit Facility. We will receive cash distributions on our equity interests in GBDC 3 Funding only if GBDC 3 Funding has made all required cash interest payments to the lenders and no default exists under the Credit Facility. We cannot assure you that distributions on the assets held by GBDC 3 Funding will be sufficient to make any distributions to us or that such distributions will meet our expectations.

We will receive cash from GBDC 3 Funding only to the extent that we receive distributions on our equity interests in GBDC 3 Funding. GBDC 3 Funding may make distributions on its equity interests only to the extent permitted by the payment priority provisions of the Credit Facility. We expect that the Credit Facility will generally provide that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if GBDC 3 Funding does not meet the borrowing base test set forth in the Credit Facility documents, a default would occur. In the event of a default under the Credit Facility documents, cash would be diverted from us to pay the lender and other secured parties until they are paid in full. In the event that we fail to receive cash from GBDC 3 Funding, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.

Our equity interests in GBDC 3 Funding will rank behind all of the secured and unsecured creditors, known or unknown, of GBDC 3 Funding, including the lenders in the Credit Facility. Consequently, to the extent that the value of GBDC 3 Funding’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in GBDC 3 Funding could be reduced. Accordingly, our investment in GBDC 3 Funding may be subject to up to a complete loss.

Our ability to sell investments held by GBDC 3 Funding would be limited.

We expect that a Credit Facility will place significant restrictions on our ability, as servicer, to sell investments. As a result, there may be times or circumstances during which we would be unable to sell investments or take other actions that might be in our best interests.

Our ability to invest in public companies may be limited in certain circumstances.

To maintain our status as a business development company, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and investments in distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.

We may enter into reverse repurchase agreements, which are another form of leverage.

We may enter into reverse repurchase agreements as part of our management of our temporary investment portfolio. Under a reverse repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.
Our use of reverse repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with reverse repurchase agreements, our net asset value would decline, and, in some cases, we may be worse off than if we had not used such agreements.

Adverse developments in the credit markets may impair our ability to enter into new debt financing arrangements.

During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. To the extent these circumstances arise again in the future, it may be difficult for us to finance the growth of our investments on acceptable economic terms, or at all and one or more of our leverage facilities could be accelerated by the lenders.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy.

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business - Regulation - Qualifying Assets.”

In the future, we believe that most of our investments will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure to qualify as a business development company would decrease our operating flexibility

If we do not maintain our status as a business development company, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility.

The majority of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there may be uncertainty as to the value of our portfolio investments.

The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

We have retained the services of several independent service providers to review the valuation of these securities. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available is reviewed by an independent valuation firm. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statement of operations as net change in unrealized appreciation or depreciation.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.

New or modified laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business.

In particular the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, impacts many aspects of the financial services industry and it requires the development and adoption of many implementing regulations over the next several years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Trump and certain members of Congress have indicated that they will seek to amend or repeal portions of Dodd-Frank and to overhaul the Code, among other federal laws, which may create regulatory uncertainty in the near term, and in March 2018 the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. While the impact of Dodd-Frank and any federal tax reform legislation on us and our portfolio companies may not be known for an extended period of time, Dodd-Frank and any tax reform ultimately enacted as law, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of GC Advisors to other types of investments in which GC Advisors may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, GC Advisors may determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission, or CFTC, or may determine to operate subject to CFTC regulation, if applicable. If we or GC Advisors were to operate subject to CFTC regulation, we may incur additional expenses and would be subject to additional regulation.

On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank (the "U.S. Risk Retention Rules") were issued and became effective with respect to collateralized loan obligation ("CLOs") on December 24, 2016. The U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as CLOs, in the absence of an exemption, to retain an economic interest, or the Retention Interest, in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. Risk Retention Rules, we sought no-action relief to ensure that we could engage in CLO financing under the 1940 Act and the risk retention rules mandated by Section 941 of Dodd-Frank. On September 7, 2018 we received a no-action letter from the staff (the “Staff”) of the Division of Investment Management of the SEC that states that the Staff would not recommend that the SEC take any enforcement action under Section 57(a) of the1940 Act, or Rule 17d-1 under the 1940 Act against us or GC Advisors if we were to acquire CLO equity as a Retention Interest in the manner described in a letter submitted to the Staff on behalf of us.
However, the no-action relief we received did not address whether or not the CLO transactions described therein would satisfy the requirements of the U.S. Risk Retention Rules. As a general matter, available interpretive authority to date addressing the U.S. Risk Retention Rules applicable to CLOs is limited, and there is limited judicial decisional authority or applicable agency interpretation that has directly addressed any of the risk retention approaches taken with respect to CLOs.  Accordingly, there can be no assurance that the applicable federal agencies will agree that any CLO transaction we undertake, or the manner in which we hold any retention interests, complies with the U.S. Risk Retention Rules.  If we ever determined that undertaking CLO transactions would subject us or any of our affiliates to unacceptable regulatory risk, our ability to execute CLOs may be limited or otherwise curtailed.  Given the more attractive financing costs associated with these types of debt securitization as opposed to other types of financing available (such as traditional senior secured facilities), this would, in turn, increase our financing costs. Any associated increase in financing costs would ultimately be borne by our common stockholders. GBDC 3 has not issued any CLOs since inception on October 2, 2017.
On February 3, 2017, President Trump signed Executive Order 13772 announcing the Administration's policy to regulate the U.S. financial system in a manner consistent with certain "Core Principles," including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system. On June 12, 2017, the U.S. Department of the Treasury published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. Subsequent reports are expected to address: retail and institutional investment products and vehicles; non-bank financial institutions; financial technology; and financial innovation.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate from 35 percent to 21 percent, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income, repeal the corporate alternative minimum tax and make extensive changes to the U.S. international tax system. The Tax Cuts and Jobs Act is complex and far-reaching, and we cannot predict the impact its enactment will have on us, our subsidiaries, our portfolio companies and the holders of our securities.
On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of "systemically important financial institutions" or "SIFIs" subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.

The Maryland General Corporation Law our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, the application of which is subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. The Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

In addition, our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from such act, it may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. The staff of the SEC’s Division of Investment Management has taken the position that a business development company failing to opt out of the Maryland Control Share Acquisition Act is acting in a manner inconsistent with Section 18(i) of the 1940 Act. Also, our charter provides for classifying our board of directors in three classes serving staggered three-year terms, and provisions of our charter authorize our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock and to amend our charter, without stockholder approval, in certain instances.

These anti-takeover provisions may inhibit a change of control in circumstances that could give our stockholders the opportunity to realize a premium over the net asset value of our common stock.

GC Advisors can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

GC Advisors has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If GC Advisors resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by GC Advisors and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

The Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

The Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

We are an “emerging growth company,” and we do not know if such status will make our shares less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, until the earliest of;

•	the last day of the fiscal year ending after the fifth anniversary of any initial public offering of shares of our common stock;

•	the year in which our total annual gross revenues first exceed $1.0 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•
the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter, and (2) have been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act).

Although we are still evaluating the JOBS Act, we may take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our common stock less attractive, which could reduce the market value of our shares. For example, while we are an emerging growth company and/or a non-accelerated filer within the meaning of the Exchange Act, we may take advantage of exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

We intend to limit investments in our common stock by certain investors due to certain restrictions of the Employee Retirement Income Security Act of 1974, as amended.

Prior to an initial public offering of our common stock, listing of the shares of our common stock on a national securities exchange or registration of shares of our common stock under the Exchange Act (sufficient to cause our common stock to be a “publicly offered security” for purposes of regulations promulgated by the United States Department of Labor), we do not intend to permit “Benefit Plan Investors” to hold twenty-five percent (25%) (or such higher percentage as may be specified in regulations promulgated by the United States Department of Labor) or more of the value of any outstanding class of our capital stock. Accordingly, we expect that our assets will not be treated as “plan assets” subject to Title I of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or Section 4975 of the Code, as amended, though there is no assurance that this will be the case. Were our assets to be treated as “plan assets” (that is, if 25% or more of the value of any class of capital stock is held by Benefit Plan Investors), we could, among other things, be subject to certain restrictions on our ability to carry out our activities as described herein. Moreover, we may require Benefit Plan Investors or other employee benefit plans not subject to Title I of ERISA or Section 4975 of the Code to reduce or terminate their interests in us at such time.

We incur significant costs as a result of having securities registered under the Exchange Act.

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

Our compliance with Section 404 of the Sarbanes-Oxley Act involves significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of our common stock.

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As a result, we incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal control over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities would be adversely affected.

We are highly dependent on information systems and systems failures or cyber-attacks could significantly disrupt our business, which may, in turn, negatively affect the value of our common stock and our ability to pay distributions.

Our business depends on the communications and information systems of GC Advisors and its affiliates. These systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources (i.e., cyber incidents). These attacks could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could, in turn, have a material adverse effect on our operating results and negatively affect the value of our securities and our ability to pay distributions to our securityholders. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by GC Advisors and third-party service providers.
Our business and operations could be negatively affected if we become subject to stockholder activism, which could cause us to incur significant expense, hinder the execution of our investment strategy or impact our stock price.
Stockholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of directors, or arise in a variety of situations, has been increasing in the business development company space recently. While we are currently not subject to any stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of stockholder activism. Stockholder activism could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

Risks Relating to Our Investments

Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.

Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render managerial assistance to the borrower.
Our debt investments may be risky and we could lose all or part of our investments.

The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than "Baa3" by Moody's Investors Service, lower than "BBB-" by Fitch Ratings or lower than "BBB-" by Standard & Poor's Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as "high yield bonds" or "junk bonds." Therefore, our investments may result in an above average amount of risk and volatility or loss of principal.

Our investments in leveraged portfolio companies may be risky, and you could lose all or part of your investment.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Our investments in private and middle-market portfolio companies are risky, and you could lose all or part of your investment.

Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments. Middle-market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle-market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and GC Advisors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

The lack of liquidity in our investments may adversely affect our business.

We may invest all of our assets in illiquid securities, and a substantial portion of our investments in leveraged companies are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, GC Advisors, Golub Capital or any of its affiliates have material nonpublic information regarding such portfolio company.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company’s securities to publicly traded securities;

•	the enterprise value of the portfolio company;

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments and its earnings and discounted cash flow;

•	the markets in which the portfolio company does business; and

•	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The loans in our investment portfolio may be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates may make it more difficult for portfolio companies to make periodic payments on their loans.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. Investments with a deferred interest feature, such as original issue discount income and payment-in-kind interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have not yet identified the portfolio company investments we will acquire.

While we currently hold a portfolio of investments, we have not yet identified additional potential investments for our portfolio that we will acquire with the proceeds of any offering of securities or repayments of investments currently in our portfolio. Privately negotiated investments in illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing our shares of common stock. Additionally, GC Advisors selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. We anticipate that we will use substantially all of the net proceeds of any sale of our securities within approximately six months following the completion of such sale of our securities, depending on the availability of appropriate investment opportunities consistent with our investment objectives and market conditions. Until such appropriate investment opportunities can be found, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and may do so for an extended period of time. To the extent that we operate as a non-diversified investment company in the future, we may be subject to greater risk.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. For example, although we classify the industries of our portfolio companies by end-market (such as healthcare, or business services) and not by the products or services (such as software) directed to those end-markets, many of our portfolio companies principally provide software products or services, which exposes us to downturns in that sector. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior debt.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•	increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because of regulatory or other considerations. Our ability to make follow-on investments may also be limited by GC Advisors’ allocation policy.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

To the extent we do not hold controlling equity positions in our portfolio companies, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.

We have invested a portion of our capital in second lien and subordinated loans issued by our portfolio companies and intend to continue to do so in the future. Our portfolio companies may have, or be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event of and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us where we are junior creditor. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;

•	the ability to control the conduct of such proceedings;

•	the approval of amendments to collateral documents;

•	releases of liens on the collateral; and

•	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.

The disposition of our investments may result in contingent liabilities.

A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

GC Advisors’ liability is limited, and we have agreed to indemnify GC Advisors against certain liabilities, which may lead GC Advisors to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, GC Advisors does not assume any responsibility to us other than to render the services called for under those agreements, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement, GC Advisors, its officers, members, personnel, and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement and the collateral management agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement . In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement . These protections may lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We may be subject to risks if we invest in foreign securities in addition to the risks inherent in our U.S. investments.

Our investment strategy contemplates potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Although we expect most of our investments will be U.S. dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2018, we were not invested in securities of non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we may invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act.

We may expose ourselves to risks if we engage in hedging transactions.
We may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the CFTC.

We may not realize gains from our equity investments.

When we invest in one stop, second lien and subordinated loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Risks Relating to Our Common Stock

There is no public market for shares of our common stock, and we do not expect there to be a market for shares of our common stock.

There is no existing trading market for shares of our common stock, and no market for our shares may develop in the future. If developed, any such market may not be sustained. In the absence of a trading market, our stockholders may be unable to liquidate an investment in our common stock. Our outstanding shares of common stock have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. Certain fees payable to GC Advisors have been and will be placed in an escrow account and will be paid to GC Advisors only in the event that there is an initial public offering or listing on a national securities exchange of shares of our common stock or sale of all or substantially all of our assets or a merger transaction in which the consideration is in cash or public shares. As a result, GC Advisors will be incentivized to pursue such a liquidity transaction, and the interests of GC Advisors may diverge from the interests of our stockholders.

There are restrictions on the ability of holders of our common stock to transfer shares in excess of the restrictions typically associated with a private placement of securities under Regulation D and other exemptions from registration under the Securities Act, and these additional restrictions could further limit the liquidity of an investment in shares of our common stock and the price at which holders may be able to sell shares of our common stock.

We are relying on an exemption from registration under the Securities Act and state securities laws in offering shares of our common stock pursuant to the Subscription Agreements. As such, absent an effective registration statement covering our common stock, shares of our common stock may be resold only in transactions that are exempt from the registration requirements of the Securities Act and with our prior consent. Our outstanding shares of common stock have limited transferability which could delay, defer or prevent a transaction or a change of control of GBDC 3 that might involve a premium price for our securities or otherwise be in the best interest of our stockholders.

Furthermore, should there be an initial public offering of our common stock, holders of our common stock will be subject to lock-up restrictions pursuant to which they will be prohibited from selling shares of our common stock for a minimum of 180 days after the pricing of such initial public offering. The specific terms of this restriction and any other limitations on the sale of our common stock in connection with or following an initial public offering will be agreed in advance between our board of directors and GC Advisors, acting on behalf of our investors, and the underwriters of the initial public offering.

Investing in our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance. In addition, our common stock is intended for long-term investors and should not be treated as a trading vehicle.

There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make periodic distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

Our stockholders will experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that do not participate in our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock. We currently do not intend to pay dividends in shares of our common stock.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Properties
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 666 Fifth Avenue, 18th Floor, New York, NY 10103 and are provided by Golub Capital LLC pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

Item 3. Legal Proceedings
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Until the completion of a Liquidity Event, our outstanding common stock will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. There is no public market for our common stock currently, nor can we give any assurance that one will develop.

Because shares of our common stock have been acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Such shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the shares are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares and to execute such other instruments or certifications as are reasonably required by us.

Holders

As of December 7, 2018, we had 260 stockholders of record.

Distributions

To the extent that we have income available, we intend to make periodic distributions to our stockholders. Our distributions, if any, are determined by our board of directors. Any distributions to our stockholders will be declared out of assets legally available for distribution.

The following table reflects the cash distributions, including dividends and returns of capital, per share that we have paid on our common stock since October 2, 2017:

		Distributions Declared
Record Dates	Payment Dates	Per Share	Dollar amount
Fiscal year ended September 30, 2018
October 23, 2017	December 28, 2017	0.0461	11,434
December 7, 2017	December 28, 2017	0.0583	28,898
December 22, 2017	February 26, 2018	0.0629	57,625
January 23, 2018	February 26, 2018	0.1153	122,078
February 23, 2018	May 23, 2018	0.0840	147,111
March 23, 2018	May 23, 2018	0.2204	387,460
April 27, 2018	July 24, 2018	0.127	281,950
May 22, 2018	July 24, 2018	0.1894	420,310
June 21, 2018	July 24, 2018	0.1766	495,111
July 19, 2018	September 28, 2018	0.1235	555,987
August 31, 2018	November 27, 2018	0.1577	914,488
September 21, 2018	November 27, 2018	0.1113	645,383
Total		$1.4725	$4,067,835

We currently intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated for U.S. federal income tax purposes as if you had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. See “Item 1. Business - Material U.S. Federal Income Tax Considerations - Taxation of U.S. Stockholders.” We cannot assure you that we will achieve results that will permit us to pay any cash distributions, and if we issue senior securities, we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if such distributions are limited by the terms of any of our borrowings.

Recent Sales of Unregistered Securities

Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

We are party to subscription agreements with several investors, including affiliates of GC Advisors, providing for the private placement of our common stock, or the Subscription Agreements. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common stock, at a price per share equal to the most recent net asset value per share as determined by our board of directors, up to the amount of their respective capital subscriptions on an as-needed basis as determined by us with a minimum of 10 calendar days prior notice.

As of September 30, 2018, our stockholders have subscribed to contribute capital to us of $470.4 million pursuant to the Subscription Agreements of which $85.9 million was called and contributed through September 30, 2018.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data of Golub Capital BDC 3, Inc. as of September 30, 2018 and 2017 and for the year ended September 30, 2018 is derived from the consolidated financial statements that have been audited by Ernst & Young LLP, independent registered public accounting firm. As we commenced operations on October 2, 2017, no Statement of Operations data has been prepared for the periods prior to September 30, 2017. The financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

Golub Capital BDC 3, Inc.
For the year ended September 30, 2018

Statement of Operations Data:
Total investment income	$4,999,198
Base management fee	704,086
Incentive fee	662,532
Interest and other debt financing expenses	761,866
All other expenses	822,203
Base management fee waiver	(192,024)
Incentive fee waiver	(134,391)
Professional fees waiver	(111,783)
Net investment income	2,485,856
Net change in unrealized appreciation (depreciation) on investments	1,581,979
Net increase/(decrease) in net assets resulting from operations	4,067,835

Per share data:
Net asset value	$15.00
Net investment income	1.04
Net realized gain (loss) on investments	—
Net change in unrealized appreciation (depreciation) on investments	0.43
Net increase/(decrease) in net assets resulting from operations	1.47
Per share distributions declared (1)	1.47
From net investment income	(1.47)
From capital gains	—
Dollar amount of distributions declared (1)	4,067,835
From distributable earnings	2,507,964
Distributions declared and payable	1,559,871

	As of September 30, 2018	As of September 30, 2017
Balance Sheet data at period end:
Investments, at fair value	$143,658,485	$—
Cash and cash equivalents	3,653,469	10,500
Other assets	688,392	154,862
Total assets	148,000,346	165,362
Total debt	58,500,000	—
Total liabilities	60,775,307	154,862
Total net assets	87,225,039	10,500
Other data:
Weighted average yield on income producing investments at fair value	9.0%	N/A
Number of portfolio companies at period end	54	N/A

(1)	The per share data and dollar amount for distributions declared reflect the amount of distributions paid or payable with a record date during the applicable period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. In this report, "we," "us," "our" and "GBDC 3" refer to Golub Capital BDC 3, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make and the competition for those investments;

•	our contractual arrangements and relationships with third parties;

•	completion of a public offering of our securities or other liquidity event;

•	actual and potential conflicts of interest with GC Advisors and other affiliates of Golub Capital;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	general economic and political trends and other external factors;

•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a business development company;

•	general price and volume fluctuations in the stock markets;

•	the impact on our business of Dodd-Frank and the rules and regulations issued thereunder and any actions toward repeal thereof; and

•	the effect of changes to tax legislation and our tax position.
Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this annual report on Form 10-K.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This annual report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under Subchapter M of the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in August 2017 and commenced operations on October 2, 2017.

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $25.0 billion in capital under management as of September 30, 2018, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under the Investment Advisory Agreement, which was approved by our board of directors in August 2017 for a two-year term commencing September 29, 2017, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of September 30, 2018, our portfolio at fair value was comprised of the following:

	As of September 30, 2018
Investment Type	Investments at Fair Value	Percentage of Total Investments
Senior secured	$19,051,148	13.3%
One stop	122,442,664	85.2
Subordinated debt	81,718	0.1
Equity	2,082,955	1.4
Total	$143,658,485	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2018, one stop loans included $27,714,298 of late stage lending loans at fair value.

As of September 30, 2018, we had debt and equity investments in 54 portfolio companies. The weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the year ended September 30, 2018 was as follows:

Year ended September 30, 2018
Weighted average annualized income yield(1)	9.0%
Weighted average annualized investment income yield(2)	9.6%
Total return based on average net asset value(3)	11.3%
Total return based on net asset value per share(4)	10.3%

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
As of September 30, 2018, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 11.8% for stockholders taken as a whole. For the year ended September 30, 2018, GBDC 3 has earned a year-to-date IRR of 11.8% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”

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

•	transfer agent, dividend agent and custodial fees and expenses;

•	U.S. federal and state registration and franchise fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs associated with individual or group stockholders;

•	costs associated with compliance under the Sarbanes-Oxley Act;

•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or the Administrator in connection with administering our business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Recent Developments

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through December 7, 2018, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On August 7, 2018 and November 27, 2018, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 17, 2018	December 28, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2018 through October 31, 2018 per share
November 28, 2018	December 28, 2018	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period November 1, 2018 through November 30, 2018 per share
December 26, 2018	February 27, 2019	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period December 1, 2018 through December 31, 2018 per share
January 21, 2019	February 27, 2019	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2018 through January 31, 2018 per share

On October 1, 2018, we entered into subscription agreements with additional stockholders totaling $23,825,000 in the aggregate, including an additional subscription agreement entered into by GCOP LLC, an affiliate of GC Advisors, for $10,000,000.

On November 27, 2018, we issued 49,178.285 shares of common stock through the DRIP.

We issued capital calls to stockholders, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of shares	10/15/2018	659,020.644	$15.00	$9,885,310
Issuance of shares	10/26/2018	988,531.000	15.00	14,827,965
Issuance of shares	11/26/2018	988,531.000	$15.00	$14,827,965
Issuance of shares(1)	12/17/2018	2,306,572.356	$15.00	$34,598,585

(1) Capital call was issued on December 6, 2018 and is due on December 17, 2018.

Market Trends

We have identified the following trends that may affect our business:

Target Market. We believe that small and middle-market companies in the United States with annual revenues between $10.0 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us.

Specialized Lending Requirements. We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the experience of our management team, lending to U.S. middle-market companies (1) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (2) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and (3) may also require more extensive ongoing monitoring by the lender.

Demand for Debt Capital. We believe there is a large pool of uninvested private equity capital for middle-market companies. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and subordinated debt from other sources, such as us.

Competition from Bank Lenders. We believe that many commercial and investment banks have, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital markets transactions. In addition, these lenders may be constrained in their ability to underwrite and hold bank loans for middle-market issuers as they seek to meet existing and future regulatory capital requirements. We believe these factors may result in opportunities for alternative funding sources to middle-market companies and therefore more market opportunities for us.

Market Environment: We believe that as part of the path of economic recovery following the credit crisis, there has been increased competition for new middle-market investments due to some new non-bank finance companies that have entered the market and due to improving financial performance of middle-market companies. However, we believe that our scale and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

Consolidated Results of Operations

Consolidated operating results for the year ended September 30, 2018 are as follows:

Year ended September 30, 2018
Interest income	$4,549,763
Income from accretion of discounts and origination fees	317,466
Fee income	131,969
Total investment income	4,999,198
Net expenses	2,512,489
Net investment income - before excise tax	2,486,709
Excise tax	853
Net investment income - after excise tax	2,485,856
Net change in unrealized appreciation (depreciation) on investments	1,581,979
Net increase in net assets resulting from operations	$4,067,835
Average earning portfolio company investments, at fair value	$51,537,184

As we commenced operations on October 2, 2017, no income was earned during the periods prior to September 30, 2017.

Investment Income

The income yield by debt security type for the year ended September 30, 2018 was as follows:

Year ended September 30, 2018
2018
Senior secured	6.9%
One stop	9.5%
Subordinated debt (1)	8.0%

(1)	Represents one portfolio company investment.
For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the year ended September 30, 2018:

Year ended September 30, 2018
Interest expense	$667,192
Amortization of debt issuance costs	94,674
Base management fee, net of waiver	512,062
Income incentive fee, net of waiver	364,762
Capital gain incentive fee accrued under GAAP, net of waiver	163,379
Professional fees, net of waiver	578,467
Administrative service fee	87,760
General and administrative expenses	44,193
Net expenses - before excise tax	2,512,489
Excise tax	853
Net expenses - after excise tax	$2,513,342
Average debt outstanding	$18,946,164

As we commenced operations on October 2, 2017, no expenses were incurred during the periods prior to September 30, 2017.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the year ended September 30, 2018:

Year ended September 30, 2018
Unrealized appreciation on investments	$1,609,898
Unrealized (depreciation) on investments	(27,919)
Net change in unrealized appreciation (depreciation) on investments	$1,581,979

During year ended September 30, 2018, we had $1,609,898 in unrealized appreciation on 44 portfolio company investments, which was partially offset by $27,919 in unrealized depreciation on 17 portfolio company investments. Unrealized appreciation during the year ended September 30, 2018 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value of portfolio company investments during the year ended September 30, 2018.

Liquidity and Capital Resources

For the year ended September 30, 2018, we experienced a net increase in cash and cash equivalents of $3,642,969. During the period we used $138,976,149 in operating activities, primarily as a result of fundings of portfolio investments of $150,024,831. During the same period, cash provided by financing activities was $142,619,118, primarily driven by borrowings on debt of $214,450,000 and proceeds from the issuance of common shares of $85,912,100 that were partially offset by repayments of debt of $155,950,000.

As of September 30, 2018, we had cash and cash equivalents of $3,653,469. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

As of September 30, 2018, we had investor capital subscriptions totaling $470,440,500 of which $85,922,600 had been called and contributed, leaving $384,517,900 of uncalled investor capital subscriptions.

As of September 30, 2018, the SMBC Revolver, allowed us to borrow up to $110,000,000 at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2018, we had $58,500,000 outstanding under the SMBC Revolver. As of September 30, 2018, subject to leverage and borrowing base restrictions, we had $51,500,000 of remaining commitments and $51,500,000 of availability under the SMBC Revolver.

As of September 30, 2018, we were permitted to borrow up to $40,000,000 at any one time outstanding, under the Revolver. As of September 30, 2018, we had no amounts outstanding under the Revolver.

In accordance with the 1940 Act, with certain limited exceptions, we are currently only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are still evaluating the merits of operating with a higher leverage ratio, and have not sought or obtained either approval and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of September 30, 2018, our asset coverage for borrowed amounts was 248.8%.

As of September 30, 2018, we had outstanding commitments to fund investments totaling $51,432,478. This amount may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2018, subject to the terms of each loan’s respective credit agreement. As of September 30, 2018, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our SMBC Revolver and Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2018, we had investments in 54 portfolio companies with a total fair value $143,658,485.

The following table shows the asset mix of our new investment commitments for the year ended September 30, 2018:

	Year ended September 30, 2018
	New Commitments	Percentage of Commitments
Senior secured	$24,401,025	11.7%
One stop	182,661,770	87.4
Subordinated debt	81,718	—
Equity	1,957,985	0.9
Total new investment commitments	$209,102,498	100.0%

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2018(1)
	Principal	Amortized Cost	Fair Value
Senior secured:
Performing	$19,102,262	$18,804,232	$19,051,148
Non-accrual(2)	—	—	—
One stop:
Performing	123,084,486	121,232,571	122,442,664
Non-accrual(2)	—	—	—
Subordinated debt:
Performing	81,718	81,718	81,718
Non-accrual(2)	—	—	—
Equity	N/A	1,957,984	2,082,955
Total	$142,268,466	$142,076,505	$143,658,485

(1)	Six of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of September 30, 2018.

(2)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.” As of September 30, 2018, there were no loans in our portfolio that were on non-accrual.

The income yield by debt security type for the year ended September 30, 2018 was as follows:

Year ended September 30, 2018
Senior secured	6.9%
One stop	9.5%
Subordinated debt	8.0%

As of September 30, 2018, the fair value of our debt investments as a percentage of the outstanding principal value was 99.6%.

The following table shows the weighted average rate, spread over LIBOR of new floating rate investments and fees on investments originated during the year ended September 30, 2018:

Year ended September 30, 2018
Weighted average rate of new investment fundings	8.1%
Weighted average spread over LIBOR of new floating rate investment fundings	6.0%
Weighted average fees of new investment fundings	1.2%
Weighted average annualized income yield	8.7%

As of September 30, 2018, 95.8% of our debt portfolio at fair value and at amortized cost, respectively, had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2018, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $22,739,000. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2018:

	As of September 30, 2018
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$1,585,697	1.1%
4	142,072,788	98.9
3	—	—
2	—	—
1	—	—
Total	$143,658,485	100.0%

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of September 30, 2018 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SMBC Revolver	$58,500,000	$—	$58,500,000	$—	$—
Revolver	—	—	—	—	—
Unfunded commitments (1)	51,432,478	51,432,478	—	—	—
Total contractual obligations	$109,932,478	$51,432,478	$58,500,000	$—	$—

(1)
Unfunded commitments represent unfunded commitments to fund investments as of September 30, 2018. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of September 30, 2018, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2018, we had outstanding commitments to fund investments totaling $51,432,478.

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

•
Under the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis. We are not a party to the Staffing Agreement.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company investment being initially valued by the investment professionals of GC Advisors responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors.

•	The audit committee of our board of directors reviews these preliminary valuations.

•	At least once annually, the valuation for each portfolio investment, subject to a de minimus threshold, is reviewed by an independent valuation firm.

•	The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the year ended September 30, 2018. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2018, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of September 30, 2018, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2018, $853 was incurred for U.S. federal excise tax.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2018, the weighted average LIBOR floor on the loans subject to floating interest rates was 0.96%. In addition, SMBC Revolver has a floating interest rate provision based on the one-month LIBOR that resets monthly, and the Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2018 were to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$(369,760)	$(75,000)	$(223,510)
Up 50 basis points	739,521	150,000	447,021
Up 100 basis points	1,479,041	300,000	894,041
Up 150 basis points	2,218,562	450,000	1,341,062
Up 200 basis points	2,958,083	600,000	1,788,083

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2018, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SMBC Revolver, the Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC 3, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Golub Capital BDC 3, Inc. and Subsidiaries (the Company) as of September 30, 2018 and 2017, including the consolidated schedule of investments as of September 30, 2018, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations, changes in its net assets, and its cash flows for the year ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2018, by correspondence with the trustees. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Chicago, Illinois
December 7, 2018

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition

	September 30, 2018	September 30, 2017

Assets
Investments, at fair value (amortized cost of $142,076,505 and $0, respectively)	$143,658,485	$—
Cash and cash equivalents	3,653,469	10,500
Interest receivable	492,170	—
Other assets	196,222	154,862
Total Assets	$148,000,346	$165,362
Liabilities
Debt	$58,500,000	$—
Less unamortized debt issuance costs	492,783	—
Debt less unamortized debt issuance costs	58,007,217	—
Interest payable	135,889	—
Distributions payable	1,559,871	—
Management and incentive fees payable	728,909	—
Accounts payable and accrued expenses	332,039	154,862
Accrued trustee fees	11,382	—
Total Liabilities	60,775,307	154,862
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2018 and September 30, 2017	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 5,815,002.633 and 700.000 shares issued and outstanding as of September 30, 2018 and September 30, 2017, respectively	5,815	1
Paid in capital in excess of par	87,218,344	10,499
Distributable earnings (1)	880	—
Total Net Assets	87,225,039	10,500
Total Liabilities and Total Net Assets	$148,000,346	$165,362
Number of common shares outstanding	5,815,002.633	700.000
Net asset value per common share	$15.00	$15.00

(1) See Note 2. Significant Accounting Policies and Recent Accounting Updates.

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Operations

Year ended September 30, 2018
Investment income
Interest income	$4,867,229
Fee income	131,969
Total investment income	4,999,198
Expenses
Interest and other debt financing expenses	761,866
Base management fee	704,086
Incentive fee	662,532
Professional fees	690,250
Administrative service fee	87,760
General and administrative expenses	44,193
Total expenses	2,950,687
Base management fee waived (Note 4)	(192,024)
Incentive fee waived (Note 4)	(134,391)
Professional fees waived (Note 4)	(111,783)
Net expenses	2,512,489
Net investment income - before excise tax	2,486,709
Excise tax	853
Net investment income - after excise tax	2,485,856
Net gain (loss) on investments
Net change in unrealized appreciation (depreciation) on investments	1,581,979
Net gain (loss) on investments	1,581,979
Net increase in net assets resulting from operations	$4,067,835
Per Common Share Data
Basic and diluted earnings per common share	$1.69
Basic and diluted weighted average common shares outstanding	2,401,151

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Changes in Net Assets

				Distributable Earnings (1)
	Common Stock		Paid in Capital in Excess of Par		Total Net Assets
	Shares	Par Amount
Balance at September 30, 2017	700.000	$1	$10,499	$—	$10,500
Issuance of common stock(2)	5,727,473.338	5,727	85,906,373	—	85,912,100
Net increase in net assets resulting from operations:
Net investment income - after excise tax	—	—	—	2,485,856	2,485,856
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,581,979	1,581,979
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	86,829.295	87	1,302,352	—	1,302,439
Distributions from distributable earnings	—	—	—	(2,507,964)	(2,507,964)
Distributions declared and payable	—	—	—	(1,559,871)	(1,559,871)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(880)	880	—
Total increase (decrease) for the period ended September 30, 2018	5,814,302.633	5,814	87,207,845	880	87,214,539
Balance at September 30, 2018	5,815,002.633	$5,815	$87,218,344	$880	$87,225,039

(1)	See Note 2. Significant Accounting Policies and Recent Accounting Updates.

(2)	Refer to Note 3 for a detailed listing of the common stock issuances for the year ended September 30, 2018.

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

Year ended September 30, 2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$4,067,835
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of deferred debt issuance costs	94,674
Accretion of discounts and origination fees	(317,466)
Net change in unrealized (appreciation) depreciation on investments	(1,581,979)
Proceeds from (fundings of) revolving loans, net	(309,403)
Fundings of investments	(150,024,831)
Proceeds from principal payments of portfolio investments	8,582,060
PIK interest	(6,866)
Changes in operating assets and liabilities:
Interest receivable	(492,170)
Other assets	(41,360)
Interest payable	135,889
Management and incentive fees payable	728,909
Accounts payable and accrued expenses	177,177
Accrued trustee fees	11,382
Net cash (used in) provided by operating activities	(138,976,149)
Cash flows from financing activities
Borrowings on debt	214,450,000
Repayments of debt	(155,950,000)
Capitalized debt issuance costs	(587,457)
Proceeds from issuance of common shares	85,912,100
Distributions paid	(1,205,525)
Net cash (used in) provided by financing activities	142,619,118
Net change in cash and cash equivalents	3,642,969
Cash and cash equivalents, beginning of period	10,500
Cash and cash equivalents, end of period	$3,653,469
Supplemental information:
Cash paid during the period for interest	$531,303
Taxes, including excise tax, paid during the period	$853
Distributions declared during the period	$4,067,835
Supplemental disclosure of noncash financing activity:
Stock issued in connection with dividend reinvestment plan	$1,302,439
Distributions payable	$1,559,871

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2018

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Debt investments
Automobile
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.24%	11/2022	$479,576	$474,677	0.5%	$474,180
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.24%	11/2022	181,135	180,132	0.2	179,098
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.24%	11/2022	64,512	60,338	0.1	60,507
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.24%	11/2022	21,000	20,209	—	20,156
Grease Monkey International, LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2022	—	(3,505)	—	(3,519)
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.74%	04/2023	1,711,710	1,692,259	2.0	1,711,710
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.67%	04/2023	727,200	718,936	0.8	727,200
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.7%	04/2023	40,000	39,432	0.1	40,000
Quick Quack Car Wash Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	04/2023	—	(19,282)	—	—
						3,225,133	3,163,196	3.7	3,209,332
Beverage, Food and Tobacco
Fintech Midco, LLC	One stop	L + 6.00%	(a)	8.25%	08/2024	4,984,000	4,935,205	5.6	4,934,160
Fintech Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2024	—	(979)	—	(1,000)
Fintech Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2024	—	(13,663)	—	(13,956)
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	7.13%	12/2023	425,187	419,653	0.5	425,187
Flavor Producers, LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(839)	—	—
Mendocino Farms, LLC(5)	One stop	L + 8.50%		N/A(6)	06/2023	—	(8,743)	—	—
						5,409,187	5,330,634	6.1	5,344,391
Buildings and Real Estate
MRI Software LLC	One stop	L + 5.50%	(c)	7.89%	06/2023	6,894,211	6,828,852	7.9	6,894,211

Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(b)	7.43%	07/2024	2,529,700	2,499,189	2.9	2,504,403
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(1,206)	—	(1,000)
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(8,156)	—	(8,453)
						2,529,700	2,489,827	2.9	2,494,950

Diversified/Conglomerate Manufacturing
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)	6.34%	05/2025	1,990,747	1,957,702	2.3	1,990,747
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)	6.38%	05/2025	60,793	41,872	0.1	60,793
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)	6.34%	05/2023	15,775	13,684	—	15,775
Source Refrigeration & HVAC, Inc.	Senior loan	L + 4.75%	(c)	7.14%	04/2023	2,693,051	2,664,692	3.1	2,693,051
Source Refrigeration & HVAC, Inc.	Senior loan	L + 4.75%	(c)	7.10%	04/2023	535,052	529,418	0.6	535,052
Source Refrigeration & HVAC, Inc.	Senior loan	L + 4.75%	(c)	7.09%	04/2023	274,756	271,865	0.3	274,756
Source Refrigeration & HVAC, Inc.	Senior loan	P + 3.75%	(f)	9.00%	04/2023	88,500	86,394	0.1	88,500
Source Refrigeration & HVAC, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(9,238)	—	—
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.74%	03/2025	2,000,348	1,972,725	2.3	1,980,345
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.74%	03/2025	483,403	476,728	0.5	478,569
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.74%	03/2025	450,065	443,850	0.5	445,564
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.74%	03/2025	206,400	203,365	0.2	204,336
Togetherwork Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	03/2024	—	(1,361)	—	(1,000)
Togetherwork Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	03/2025	—	(7,269)	—	(5,264)
Togetherwork Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	03/2025	—	(9,044)	—	(6,150)
						8,798,890	8,635,383	10.0	8,755,074
Diversified/Conglomerate Service
Apttus Corporation	One stop	L + 7.85%	(e)	10.06%	01/2023	1,517,413	1,465,983	1.8	1,585,697
Bazaarvoice, Inc.	One stop	L + 8.00%	(a)	10.24%	02/2024	3,294,246	3,235,638	3.8	3,294,246
Bazaarvoice, Inc.	One stop	P + 7.00%	(f)	12.25%	02/2024	30,000	27,865	—	30,000

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing (continued)
Browz LLC	One stop	L + 9.50%	(b)	10.17% cash/1.50% PIK	03/2023	$546,328	$540,326	0.6%	$546,328
Browz LLC(5)	One stop	L + 9.50%		N/A(6)	03/2023	—	(221)	—	—
Centrify Corporation	One stop	L + 6.25%	(c)	8.59%	08/2024	5,286,000	5,208,410	6.0	5,233,140
Centrify Corporation(5)	One stop	L + 6.25%		N/A(6)	08/2024	—	(2,202)	—	(1,500)
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.61% cash/0.50% PIK	05/2023	837,600	816,743	0.9	825,036
Cloudbees, Inc.(5)	One stop	L + 9.00%		N/A(6)	05/2023	—	(173)	—	—
Confluence Technologies, Inc.	One stop	L + 7.50%	(a)	9.65%	03/2024	2,556,354	2,527,344	2.9	2,556,354
Confluence Technologies, Inc.	One stop	P + 6.50%	(a)(f)	10.96%	03/2024	16,000	15,149	—	16,000
Connexin Software, Inc.	One stop	L + 8.50%	(a)	10.74%	02/2024	882,900	871,119	1.0	882,900
Connexin Software, Inc. (5)	One stop	L + 8.50%		N/A(6)	02/2024	—	(400)	—	—
Datto, Inc.	One stop	L + 8.00%	(a)	10.15%	12/2022	2,200,600	2,163,771	2.5	2,200,600
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(957)	—	—
Digital Guardian, Inc.	One stop	L + 9.00%	(c)	10.33% cash/1.00% PIK	06/2023	1,623,400	1,611,690	1.9	1,623,400
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	01/2019	81,718	81,718	0.1	81,718
Digital Guardian, Inc.(5)	One stop	L + 6.00%		N/A(6)	06/2023	—	(94)	—	(2,100)
Digital Guardian, Inc.(5)	One stop	L + 9.00%		N/A(6)	06/2023	—	(729)	—	—
GS Acquisitionco, Inc.	One stop	L + 5.00%	(a)	7.25%	05/2024	5,011,429	4,961,933	5.7	4,961,315
GS Acquisitionco, Inc.	One stop	L + 5.00%	(a)	7.25%	05/2024	4,471,992	4,429,904	5.1	4,427,272
GS Acquisitionco, Inc.(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1,176)	—	(1,250)
GS Acquisitionco, Inc.(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(28,383)	—	(29,103)
ICIMS, Inc.	One stop	L + 6.50%	(c)	8.64%	09/2024	2,607,010	2,555,322	2.9	2,554,870
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(875)	—	(882)
Imprivata, Inc.	Senior loan	L + 4.00%	(c)	6.39%	10/2023	2,598,564	2,571,152	3.0	2,598,564
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(1,846)	—	—
Infogix, Inc.	One stop	L + 6.00%	(c)	8.39%	04/2024	1,486,674	1,479,763	1.7	1,486,674
Infogix, Inc.	One stop	P + 5.00%	(f)	10.25%	04/2024	9,000	8,791	—	9,000
Integral Ad Science, Inc.	One stop	L + 7.25%	(a)	8.25% cash/1.25% PIK	07/2024	2,400,403	2,354,130	2.7	2,352,395
Integral Ad Science, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(960)	—	(1,000)
Integration Appliance, Inc.	One stop	L + 7.25%	(a)	9.36%	08/2023	9,879,000	9,788,868	11.2	9,780,210
Integration Appliance, Inc.(5)	One stop	L + 7.25%		N/A(6)	08/2023	—	(20)	—	(22)
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	10.32%	11/2022	906,300	891,370	1.0	906,300
JAMF Holdings, Inc.(5)	One stop	L + 8.00%		N/A(6)	11/2022	—	(847)	—	—
Jobvite, Inc.	One stop	L + 8.00%	(a)	10.15%	07/2023	527,400	504,146	0.6	506,762
Jobvite, Inc.(5)	One stop	L + 8.00%		N/A(6)	07/2023	—	(120)	—	(125)
Jobvite, Inc.(5)	One stop	L + 8.00%		N/A(6)	07/2023	—	(2,461)	—	(2,574)
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.24%	12/2022	226,515	225,489	0.3	226,515
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.24%	12/2022	129,608	129,021	0.1	129,608
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.24%	12/2022	45,168	43,905	0.1	45,168
Net Health Acquisition Corp.	One stop	L + 5.50%	(a)	7.74%	12/2023	760,851	754,228	0.9	760,851
Net Health Acquisition Corp.	One stop	L + 5.50%	(a)	7.74%	12/2023	113,100	112,265	0.1	113,100
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(522)	—	—
Nextech Systems, LLC	One stop	L + 6.00%	(a)	8.24%	03/2024	3,764,483	3,751,744	4.3	3,764,483
Nextech Systems, LLC(5)	One stop	L + 6.00%		N/A(6)	03/2024	—	(338)	—	—
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.33%	11/2023	600,682	594,273	0.7	600,682
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.39%	11/2023	216,330	215,011	0.3	216,330
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1,067)	—	—
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(2,026)	—	—
Personify, Inc.	One stop	L + 5.75%	(c)	8.14%	09/2024	2,576,300	2,550,831	2.9	2,550,537
Personify, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2024	—	(742)	—	(750)
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.24%	01/2024	2,836,466	2,805,056	3.3	2,836,466

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing (continued)
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.24%	01/2024	$934,411	$924,064	1.1%	$934,411
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1,107)	—	—
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(3,782)	—	—
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.50%	06/2021	13,936,728	13,878,603	16.0	13,936,728
Transaction Data Systems, Inc.	One stop	L + 5.25%	(c)	7.64%	06/2021	2,834	2,716	—	2,834
Trintech, Inc.	One stop	L + 6.00%	(b)	8.20%	12/2023	2,135,861	2,112,525	2.4	2,135,861
Trintech, Inc.	One stop	L + 6.00%	(b)	8.20%	12/2023	1,062,368	1,050,761	1.2	1,062,368
Trintech, Inc.	One stop	L + 6.00%	(b)	8.20%	12/2023	30,000	28,361	—	30,000
True Commerce, Inc.	One stop	L + 5.75%	(c)	8.14%	11/2023	1,117,456	1,105,560	1.3	1,117,456
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(798)	—	—
Upserve, Inc.	One stop	L + 5.50%	(a)	7.65%	07/2023	908,300	901,790	1.0	901,487
Upserve, Inc.(5)	One stop	L + 5.50%		N/A(6)	07/2023	—	(215)	—	(225)
Upserve, Inc.(5)	One stop	L + 5.50%		N/A(6)	07/2023	—	(4,051)	—	(4,239)
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(c)	8.39%	12/2023	1,638,915	1,614,135	1.9	1,638,915
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1,134)	—	—
						81,806,707	80,854,227	93.3	81,418,811
Electronics
Diligent Corporation	One stop	L + 5.50%	(c)	8.03%	04/2022	7,764,525	7,653,230	8.9	7,764,525
Diligent Corporation	One stop	L + 5.50%	(d)	8.09%	04/2022	1,962,768	1,942,120	2.3	1,962,768
Diligent Corporation	One stop	L + 5.50%	(c)	7.98%	04/2022	277,840	276,378	0.3	277,840
Diligent Corporation	One stop	L + 5.50%	(c)(d)	8.03%	04/2022	97,864	95,213	0.1	97,864
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(1,397)	—	—
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(53,587)	—	—
						10,102,997	9,911,957	11.6	10,102,997
Healthcare, Education and Childcare
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.49%	06/2023	751,317	740,732	0.8	751,317
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.49%	06/2023	588,593	516,487	0.7	588,593
Elite Dental Partners LLC(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(1,409)	—	—
ERG Buyer, LLC	One stop	L + 5.50%	(c)	7.89%	05/2024	2,336,444	2,303,461	2.7	2,336,444
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(2,118)	—	—
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(53,939)	—	—
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.59%	05/2023	1,136,000	1,130,894	1.3	1,136,000
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.64%	05/2023	362,611	289,456	0.4	362,611
MD Now Holdings, Inc.	One stop	L + 5.25%	(c)	7.64%	08/2024	2,956,800	2,928,055	3.3	2,927,232
MD Now Holdings, Inc.(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1,458)	—	(1,500)
MD Now Holdings, Inc.(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(8,218)	—	(8,453)
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.99%	11/2023	446,129	441,351	0.5	446,129
ONsite Mammography, LLC	One stop	L + 6.75%	(c)(d)	9.15%	11/2023	52,706	50,776	0.1	52,706
ONsite Mammography, LLC(5)	One stop	L + 6.75%		N/A(6)	11/2023	—	(535)	—	—
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	7.06%	10/2023	1,313,673	1,297,116	1.5	1,313,673
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	7.07%	10/2023	65,000	63,109	0.1	65,000
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	7.07%	10/2023	64,503	58,481	0.1	64,503
Upstream Intermediate, LLC	Senior loan	L + 4.25%	(c)(f)	6.64%	01/2024	633,612	630,836	0.7	633,612
						10,707,388	10,383,077	12.2	10,667,867
Leisure, Amusement, Motion Pictures, Entertainment
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	6.99%	05/2024	2,014,551	1,976,631	2.3	2,014,551
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(941)	—	—
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(14,384)	—	—
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.64%	09/2020	1,448,500	1,434,391	1.6	1,434,015
WBZ Investment LLC(5)	One stop	L + 5.50%		N/A(6)	09/2024	—	(496)	—	(500)

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure, Amusement, Motion Pictures, Entertainment (continued)
WBZ Investment LLC(5)	One stop	L + 5.50%		N/A(6)	09/2024	$—	$(11,180)	—%	$(11,278)
						3,463,051	3,384,021	3.9	3,436,788
Oil and Gas
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%	(b)	6.54%	07/2025	5,887,800	5,811,690	6.7	5,858,361
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(1,810)	—	—
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(20,051)	—	(5,874)
						5,887,800	5,789,829	6.7	5,852,487
Personal, Food and Miscellaneous Services
Captain D's, LLC	Senior loan	L + 4.50%	(b)	6.71%	12/2023	1,275,065	1,258,470	1.4	1,275,065
Captain D's, LLC	Senior loan	P + 3.50%	(a)(f)	7.86%	12/2023	32,670	31,616	—	32,670
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	6.96%	08/2023	247,543	222,682	0.3	222,111
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	7.04%	08/2023	150,000	147,801	0.2	147,750
Imperial Optical Midco Inc.(5)	One stop	L + 4.75%		N/A(6)	08/2023	—	(367)	—	(375)
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	7,039	7,039	—	7,039
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2023	—	(687)	—	—
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2020	—	(28,750)	—	—
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.85%	01/2023	59,550	59,038	0.1	59,550
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.84%	01/2023	21,235	16,829	—	21,235
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.82%	01/2023	5,000	4,914	—	5,000
						1,798,102	1,718,585	2.0	1,770,045
Printing and Publishing
Messenger, LLC	One stop	L + 6.00%	(a)(f)	8.23%	08/2023	1,642,300	1,626,227	1.9	1,625,877
Messenger, LLC	One stop	P + 5.00%	(f)	10.25%	08/2023	3,000	2,706	—	2,700
						$1,645,300	$1,628,933	1.9	$1,628,577
Total debt investments						$142,268,466	$140,118,521	162.2%	$141,575,530

Equity investments(7)(8)
Automobile
Grease Monkey International, LLC	LLC units	N/A		N/A	N/A	73	$73,342	0.1	$106,023
Quick Quack Car Wash Holdings, LLC	LLC units	N/A		N/A	N/A	—	93,111	0.1	93,111
							166,453	0.2	199,134
Beverage, Food and Tobacco
Mendocino Farms, LLC	Common stock	N/A		N/A	N/A	59	257,389	0.3	257,389

Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC	LLC units	N/A		N/A	N/A	—	34,110	—	34,110

Diversified/Conglomerate Service
Apttus Corporation	Preferred stock	N/A		N/A	N/A	6	96,570	0.1	130,370
Apttus Corporation	Warrant	N/A		N/A	N/A	13	71,169	0.1	68,165
Centrify Corporation	LP interest	N/A		N/A	N/A	—	169,875	0.2	169,875
Centrify Corporation	LP interest	N/A		N/A	N/A	60	—	—	—
Cloudbees, Inc.	Preferred stock	N/A		N/A	N/A	15	92,949	0.1	92,949
Cloudbees, Inc.	Warrant	N/A		N/A	N/A	13	17,351	—	17,351
Confluence Technologies, Inc.	LLC interest	N/A		N/A	N/A	—	32,051	—	36,983
Connexin Software, Inc.	LLC interest	N/A		N/A	N/A	26	26,083	0.1	34,289
Digital Guardian, Inc.	Warrant	N/A		N/A	N/A	25	4,279	—	4,279
GS Acquisitionco, Inc.	LP interest	N/A		N/A	N/A	—	43,500	0.1	56,451
Jobvite, Inc.	Warrant	N/A		N/A	N/A	32	21,024	—	21,022
Net Health Acquisition Corp.	LP interest	N/A		N/A	N/A	—	72,509	0.1	81,264

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service (continued)
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	$28,911	0.1%	$32,863
Personify, Inc.	LLC units	N/A	N/A	N/A	145	145,394	0.2	145,394
Property Brands, Inc.	Preferred stock	N/A	N/A	N/A	11	105,963	0.1	114,598
						927,628	1.2	1,005,853
Healthcare, Education and Childcare
Elite Dental Partners LLC	Common stock	N/A	N/A	N/A	—	$160,500	0.2	$160,501
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	—	156,252	0.2	156,252
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	2	1,578	—	1,578
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	3	33,351	—	33,351
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	—	14,455	—	15,593
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	—	—	—	592
						366,136	0.4	367,867
Leisure, Amusement, Motion Pictures, Entertainment
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	15	23,632	0.1	23,632
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	10	16,154	—	16,154
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	9	13,215	—	13,215
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	8	11,618	—	11,618
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	3	4,932	—	4,932
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	—	484	—	484
						70,035	0.1	70,035
Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A	N/A	N/A	15	14,515	—	13,288
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	60	60,434	0.1	60,434
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	6	61,284	0.1	74,845
						136,233	0.2	148,567

Total equity investments						$1,957,984	2.4%	$2,082,955

Total investments					$142,268,466	$142,076,505	164.6%	$143,658,485

Cash and cash equivalents
Cash						$1,319,843	1.5%	$1,319,843
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			2.00% (9)			2,333,626	2.7	2,333,626
Total cash and cash equivalents						$3,653,469	4.2%	$3,653,469

Total investments and cash and cash equivalents						$145,729,974	168.8%	$147,311,954

(1)
The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or Prime (‘‘P’’) and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 28, 2018, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2018, as the loan may have priced or repriced based on an index rate prior to September 28, 2018.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 2.26% as of September 28, 2018.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.31% as of September 28, 2018.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.40% as of September 28, 2018.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.60% as of September 28, 2018.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.92% as of September 28, 2018.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.25% as of September 28, 2018.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2018.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of September 30, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)	Equity investments are non-income producing securities unless otherwise noted.

(8)	Ownership of certain equity investments may occur through a holding company or partnership.

(9)	The rate shown is the annualized seven-day yield as of September 30, 2018.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.    Organization

Golub Capital BDC 3, Inc. (“GBDC 3” and, collectively with its subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that was formed on August 1, 2017 and elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on September 29, 2017. On October 2, 2017, the date of the commencement of operations, the Company entered into subscription agreements (collectively, the "Subscription Agreements") to sell shares of GBDC 3's common stock in private placements (the "Initial Closing"). In addition, for U.S. federal income tax purposes, beginning with its tax year ending September 30, 2018, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The accompanying consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-K and Articles 6 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the year ended September 30, 2018, interest income included $317,466 of accretion of discounts and origination fees. For the year ended September 30, 2018, the Company received loan origination fees of $1,838,235.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the year ended September 30, 2018, the Company recorded PIK income of $16,471. For each of the year ended September 30, 2018, the Company did not receive any PIK payments in cash.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the year ended September 30, 2018, the Company recorded prepayment premium fee income of $130,579.

For the year ended September 30, 2018, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, of $4,173,091.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company ("LLC") and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the year ended September 30, 2018, the Company did not record dividend income or return of capital distributions.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, payments are likely to remain current. As of September 30, 2018, the Company had no portfolio company investments on non-accrual status.

Income taxes: Beginning with its tax year ending September 30, 2018, the Company has elected to be treated as a RIC under Subchapter M of the Code and will operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2018, the Company incurred $853 for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2018.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2018 and 2017, the Company had deferred debt issuance costs of $492,783 and $0, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the year ended September 30, 2018 was $94,674.

Recent accounting pronouncements: In August 2018, the FASB issued Accounting Standards Updates ("ASU") 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements as required by Topic 820, Fair Value Measurement.  The guidance is effective for all entities for annual reporting periods, and interim periods within those periods, beginning after December 15, 2019. An entity is permitted to early adopt any removed or modified disclosures immediately and delay adoption of the additional disclosures until their effective date. The Company has elected to early adopt ASU 2018-13 in the current annual period.  No significant changes were made to the Company's fair value disclosures in the Notes to the Consolidated Financial Statements in order to comply with ASU 2018-13.

Securities Exchange Commission ("SEC") Disclosure Update and Simplification: In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the "SEC Release"), amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The final rule is effective for all filings on or after November 5, 2018, therefore, the Company adopted the SEC Release in the current annual period. The SEC Release requires presentation changes to the Company's Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, Distributable earnings on the Consolidated Statements of Financial Condition, as three components: 1) Undistributed net investment income; 2) Net unrealized appreciation (depreciation) on investments; and 3) Net realized gain (loss) on investments and presented Distributions from distributable earnings on the Consolidated Statements of Changes in Net Assets as two components: 1) Distributions from net investment income; and 2) Distributions from realized gain. In accordance with the SEC Release, Distributable earnings and Distributions from distributable earnings are shown in total on the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets, respectively.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of September 30, 2018, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of September 30, 2018
	Subscriptions	Contributions
GBDC 3 Stockholders	$470,440,500	$85,922,600
Total	$470,440,500	$85,922,600

As of September 30, 2018, the ratio of total contributed capital to total capital subscriptions was 18.3% and the Company had uncalled capital commitments of $384,517,900.

The following table summarizes the shares of GBDC 3 common stock issued and outstanding for the year ended September 30, 2018:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares outstanding, September 30, 2017		700.000	$15.00	$10,500
Issuance of shares	10/16/2017	247,466.664	15.00	3,712,000
Issuance of shares	11/10/2017	123,733.336	15.00	1,856,000
Issuance of shares	12/04/2017	123,733.336	15.00	1,856,000
Issuance of shares	12/21/2017	421,200.000	15.00	6,318,000
Issuance of shares	12/29/2017	140,400.003	15.00	2,106,000
Issuance of shares	01/29/2018	230,700.004	15.00	3,460,500
Issuance of shares	02/23/2018	461,399.996	15.00	6,921,000
Issuance of shares	03/29/2018	461,399.996	15.00	6,921,000
Issuance of shares	05/25/2018	565,739.988	15.00	8,486,100
Issuance of shares	06/22/2018	565,739.988	15.00	8,486,100
Issuance of shares	06/25/2018	1,131,480.012	15.00	16,972,200
Issuance of shares	08/13/2018	1,254,480.015	15.00	18,817,200
Shares issued for capital drawdowns		5,727,473.338	$15.00	$85,912,100

Issuance of shares (1)	12/28/2017	1,663.021	15.00	24,945
Issuance of shares (1)	02/26/2018	6,975.468	15.00	104,632
Issuance of shares (1)	05/23/2018	19,210.720	15.00	288,161
Issuance of shares (1)	07/24/2018	41,371.360	15.00	620,570
Issuance of shares (1)	09/28/2018	17,608.726	15.00	264,131
Shares issued through DRIP		86,829.295	$15.00	$1,302,439

Shares outstanding, September 30, 2018		5,815,002.633	$15.00	$87,225,039
`

(1)	Shares issued through the DRIP.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) and is payable quarterly in arrears. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GBDC 3, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods ending on or prior to the earlier of (1) the date of pricing of an initial public offering or listing on a national securities exchange of the shares of common stock of GBDC 3 or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement as described above. For the year ended September 30, 2018, the base management fees incurred by the Company was $704,086 and the base management fees irrevocably waived by the Investment Adviser was $192,024.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed ‘‘hurdle rate’’ of 1.5% quarterly. If market interest rates rise, the Company may be able to invest funds in debt instruments that provide for a higher return, which would increase the Company’s Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Income Incentive Fee. Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of the Company’s total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) used to calculate the base management fee.

The Company calculates the Income Incentive Fee with respect to Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•	zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;

•
50.0% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Investment Adviser pursuant to the Income Incentive Fee equal 20.0% of the Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate as if a hurdle rate did not apply. This portion of Pre-Incentive Fee Net Investment Income is referred to as the ‘‘catch-up’’ provision; and

•	20.0% of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the year ended September 30, 2018 the Income Incentive Fee incurred was $444,693.

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

For the year ended September 30, 2018, the Income Incentive Fee irrevocably waived by the Investment Adviser was $79,931.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable for the year ended September 30, 2018. However, in accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the year ended September 30, 2018, the Company accrued a capital gain incentive fee and waiver under GAAP of $217,839 and $54,460, respectively, which are included in incentive fee and incentive fee waiver, respectively, in the Consolidated Statement of Operations. As of September 30, 2018, included in management and incentive fees payable on the Consolidated Statements of Financial Condition was a $163,379 accrual for the capital gain incentive fee under GAAP, none of which was payable pursuant to the Investment Advisory Agreement.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the year ended September 30, 2018, the Company deposited $26,588 into the Escrow Account.

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

As of September 30, 2018, included in accounts payable and accrued expenses is $46,900, for accrued allocated shared services under the Administration Agreement. As of September 30, 2017, there was no accrual for shared services included in accounts payable and accrued expenses.

Other related party transactions: The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700,000. Any costs in excess of $700,000 will be borne by the Investment Adviser. Since our formation on August 1, 2017, formation and initial closing costs paid by the Investment Adviser on behalf of the Company and reimbursed by the Company totaled $198,728.

The Investment Adviser voluntarily agreed to irrevocably waive reimbursement of certain professional fees incurred by the Investment Adviser on the Company's behalf during the quarter ended December 31, 2017. For the three months ended December 31, 2017, the professional fee reimbursement irrevocably waived by the Investment

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Adviser was $111,783, which was reimbursed by the Investment Adviser in cash to the Company during the three months ended March 31, 2018.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. During the year ended September 30, 2018, $621,164 of expenses were reimbursed to the Administrator. As of September 30, 2018, included in accounts payable and accrued expenses were $139,800 for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $10,500.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate purchase price of $27,500,000. As of September 30, 2018, the Company has issued 458,333.333 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $6,875,000.

On October 2, 2017, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the “Revolver”) with a maximum credit limit of $40,000,000 and with an expiration date of October 2, 2020.

Note 5.    Investments

Investments as of September 30, 2018 consisted of the following:

	As of September 30, 2018
	Principal	Amortized Cost	Fair Value
Senior secured	$19,102,262	$18,804,232	$19,051,148
One stop	123,084,486	121,232,571	122,442,664
Subordinated debt	81,718	81,718	81,718
Equity	1,957,984	1,957,984	2,082,955
Total	$144,226,450	$142,076,505	$143,658,485

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of September 30, 2018
Amortized Cost:
United States
Mid-Atlantic	$28,477,478	20.0%
Midwest	13,147,992	9.3
Northeast	9,731,742	6.8
Southeast	46,610,765	32.8
Southwest	14,910,981	10.5
West	29,197,547	20.6
Total	$142,076,505	100.0%

Fair Value:
United States
Mid-Atlantic	$28,839,519	20.1%
Midwest	13,366,300	9.3
Northeast	9,897,758	6.9
Southeast	46,876,837	32.6
Southwest	15,094,652	10.5
West	29,583,419	20.6
Total	$143,658,485	100.0%

The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2018 were as follows:

	As of September 30, 2018
Amortized Cost:
Automobile	$3,329,649	2.3%
Beverage, Food and Tobacco	5,588,023	3.9
Buildings and Real Estate	6,828,852	4.8
Chemicals, Plastics and Rubber	2,523,937	1.8
Diversified/Conglomerate Manufacturing	8,635,383	6.1
Diversified/Conglomerate Service	81,781,855	57.6
Electronics	9,911,957	7.0
Healthcare, Education and Childcare	10,749,213	7.6
Leisure, Amusement, Motion Pictures, Entertainment	3,454,056	2.4
Oil and Gas	5,789,829	4.1
Personal, Food and Miscellaneous Services	1,854,818	1.3
Printing and Publishing	1,628,933	1.1
Total	$142,076,505	100.0%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	As of September 30, 2018
Fair Value:
Automobile	$3,408,466	2.4%
Beverage, Food and Tobacco	5,601,780	3.9
Buildings and Real Estate	6,894,211	4.8
Chemicals, Plastics and Rubber	2,529,060	1.8
Diversified/Conglomerate Manufacturing	8,755,074	6.1
Diversified/Conglomerate Service	82,424,664	57.4
Electronics	10,102,997	7.0
Healthcare, Education and Childcare	11,035,734	7.7
Leisure, Amusement, Motion Pictures, Entertainment	3,506,823	2.4
Oil and Gas	5,852,487	4.1
Personal, Food and Miscellaneous Services	1,918,612	1.3
Printing and Publishing	1,628,577	1.1
Total	$143,658,485	100.0%
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

As of September 30, 2018, the Company and RGA had $109,375,000 and $15,625,000, respectively, of LLC equity interest subscriptions to GBDC 3 SLF, none of which were funded as of September 30, 2018 as GBDC 3 SLF has not yet commenced operations.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the year ended September 30, 2018. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2018, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2018:

As of September 30, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$141,575,530	$141,575,530
Equity investments(1)	—	—	2,082,955	2,082,955
Money market funds(1)(2)	2,333,626	—	—	2,333,626
Total assets, at fair value:	$2,333,626	$—	$143,658,485	$145,992,111

(1)	Refer to the Consolidated Schedule of Investments for further details.

(2)	Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) attributable to the Company’s Level 3 assets held as of September 30, 2018 for the year ended September 30, 2018 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations was $1,581,979.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended September 30, 2018:

	For the year ended September 30, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	1,457,009	124,970	1,581,979
Funding of (proceeds from) revolving loans, net	309,403	—	309,403
Fundings of investments	148,066,846	1,957,985	150,024,831
PIK interest	6,866	—	6,866
Proceeds from principal payments of portfolio investments	(8,582,060)	—	(8,582,060)
Accretion of discounts and origination fees	317,466	—	317,466
Fair value, end of period	$141,575,530	$2,082,955	$143,658,485

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2018:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans(2)	$19,051,148	Market rate approach	Market interest rate	4.3% - 9.0% (7.0%)
		Market comparable companies	EBITDA multiples	8.5x - 14.2x (12.0x)
One stop loans(2)(3)	$122,442,664	Market rate approach	Market interest rate	2.0% - 12.3% (8.7%)
		Market comparable companies	EBITDA multiples	7.0x - 26.0x (15.4x)
			Revenue multiples	4.0x - 10.2x (5.2x)
Subordinated debt(2)	$81,718	Market rate approach	Market interest rate	8.0%
		Market comparable companies	Revenue multiples	5.1x
Equity(4)	$2,082,955	Market comparable companies	EBITDA multiples	8.5x - 24.0x (16.0x)
			Revenue multiples	4.0x - 10.2x (6.8x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2018 was determined using the market rate approach.

(3)	The Company valued $95,215,492 and $27,227,172 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)	The Company valued $1,677,547 and $405,408 of equity investments using EBITDA and revenue multiples, respectively.
The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity investments are EBITDA multiples, revenue multiples and market interest rates. The Company uses EBITDA multiples and, to a lesser extent, revenue multiples on its debt and equity investments to determine any credit gains or losses. Increases or decreases in either of these inputs in isolation may have resulted in a significantly lower or higher fair value measurement. The Company uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield is significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may have been lower.

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

The following are the carrying values and fair values of the Company’s debt as of September 30, 2018. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of September 30, 2018
	Carrying Value	Fair Value
Debt	$58,500,000	$58,500,000

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not sought or obtained either approval and, as a result, remains subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of September 30, 2018, the Company’s asset coverage for borrowed amounts was 248.8%.

Revolver: On October 2, 2017, the Company entered into the Revolver with the Investment Adviser, with a maximum credit limit of $40,000,000 and expiration date of October 2, 2020. The Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of September 30, 2018 was 2.5%. As of September 30, 2018, the Company had no outstanding debt under the Revolver. For the year ended September 30, 2018, the Company had borrowings on the Revolver of $38,250,000 and repayments on the Revolver of $38,250,000.

For the year ended September 30, 2018, the stated interest expense, annualized average interest rates and average outstanding balances for the Revolver were as follows:

Year ended September 30, 2018
Stated interest expense	$42,635
Cash paid for interest expense	42,635
Annualized average stated interest rate	1.6%
Average outstanding balance	$2,613,836

SMBC Revolver: On March 16, 2018, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation, (as amended, the “SMBC Revolver”), which as of September 30, 2018 allowed the Company to borrow up to $110,000,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of March 16, 2020. Through an amendment completed on September 26, 2018, the Company, among other things, increased the commitment from $70,000,000 to $110,000,000.

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

As of September 30, 2018, the Company had outstanding debt under the SMBC Revolver of $58,500,000. For the year ended September 30, 2018, the Company had borrowings on the SMBC Revolver of $176,200,000 and

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

repayments on the SMBC Revolver of $117,700,000. For the year ended September 30, 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

Year ended September 30, 2018
Stated interest expense	$601,842
Facility fees	22,715
Amortization of debt issuance costs	94,674
Total interest and other debt financing expenses	$719,231
Cash paid for interest expense	$488,668
Annualized average stated interest rate	3.7%
Average outstanding balance	$16,332,329

The Company’s average total debt outstanding for the year ended September 30, 2018 was $18,946,164.

For the year ended September 30, 2018, the effective annualized average interest rate on the Company’s total debt outstanding was 3.4%.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2018 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SMBC Revolver	$58,500,000	$—	$58,500,000	$—	$—
Revolver	—	—	—	—	—
Total borrowings	$58,500,000	$—	$58,500,000	$—	$—

Note 8. Federal Income Tax Matters

The Company has elected to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its stockholders. Accordingly, no provision for federal income tax has been made in the financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences, including distributions representing a return of capital, have no impact on net assets.

The following permanent differences were reclassified among the components of net assets for the year ended September 30, 2018:

Year ended September 30,
2018
Increase/(decrease) in Paid in Capital in Excess of Par	$(880)
Increase/(decrease) in Capital Distributions in Excess of and Undistributed Net Investment Income	914
Increase/(decrease) in Net Realized Gain (Loss) on Investments	(34)

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

generally excludes unrealized appreciation (depreciation) on investments as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2018, the Company estimates that it will have a capital loss carryforward of approximately $34 available for use in subsequent tax years. Because of loss limitation rules of the Code, some of the tax basis capital losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations.

The following table reconciles net increase in net assets resulting from operations to taxable income for the year ended September 30, 2018:

Year ended September 30,
2018
Net increase in net assets resulting from operations	$4,067,835
Net change in unrealized (appreciation) depreciation on investments	(1,581,979)
Expenses not currently deductible	214,511
Other income for tax but not book	(2,508)
Other realized gain/loss differences	(34)
Capital loss carryforward	34
Taxable income before deductions for distributions	$2,697,859

The tax character of distributions paid during the year ended September 30, 2018 was as follows:

Year ended September 30,
2018
Ordinary Income	$2,507,964

The tax basis components of distributable earnings / (accumulated losses) and reconciliation to accumulated earnings / (deficit) on a book basis for the year ended September 30, 2018 were as follows:

As of September 30, 2018
Undistributed ordinary income – tax basis	$189,895
Net unrealized appreciation on investments	1,584,521
Other temporary differences	(1,773,536)
Total accumulated earnings – book basis	$880

As of September 30, 2018, the Federal tax cost of investments was $142,073,964 resulting in estimated gross unrealized gains and losses of $1,609,898 and $25,377, respectively.

For the tax year ended September 30, 2018, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders during the following twelve month period. The amount carried forward to 2019 is estimated to be approximately $189,895, although this amount will not be finalized until the 2018 tax returns are filed in 2019.

Note 9.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $51,432,478 under various undrawn revolvers and other credit facilities as of September 30, 2018.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of September 30, 2018. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Year ended September 30, 2018
Net asset value at beginning of period	$15.00
Distributions declared:(2)
From net investment income	(1.47)
Net investment income	1.04
Net change in unrealized appreciation (depreciation) on investments(3)	0.43
Net asset value at end of period	$15.00
Total return based on net asset value per share(4)	10.26%
Number of common shares outstanding	5,815,002.633

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Listed below are supplemental data and ratios to the financial highlights:	Year ended September 30, 2018
Ratio of net investment income to average net assets	6.92%
Ratio of total expenses to average net assets	8.21%
Ratio of management fee waiver to average net assets	(0.53)%
Ratio of incentive fee waiver to average net assets	(0.37)%
Ratio of professional fees waiver to average net assets	(0.31)%
Ratio of net expenses to average net assets	7.00%
Ratio of incentive fees to average net assets	1.84%
Ratio of total expenses (without incentive fees, management fee waiver and professional fees waiver) to average net assets	6.37%
Total return based on average net asset value(5)	11.32%
Net assets at end of period	$87,225,039
Average debt outstanding	$18,946,164
Average debt outstanding per share	$3.26
Portfolio turnover	14.67%
Asset coverage ratio(6)	248.76%
Asset coverage ratio per unit(7)	$2,487.57
Average market value per unit (8):
SMBC Revolver	N/A
Revolver	N/A

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the year ended September 30, 2018:

Year ended September 30, 2018
Earnings available to stockholders	$4,067,835
Basic and diluted weighted average shares outstanding	2,401,151
Basic and diluted earnings per share	$1.69

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions during the year ended September 30, 2018:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the year ended September 30, 2018
08/02/2017	10/23/2017	12/28/2017	248,166.664	$0.0461	$11,434
12/06/2017	12/07/2017	12/28/2017	495,633.336	0.0583	28,898
12/06/2017	12/22/2017	02/26/2018	916,833.336	0.0629	57,625
12/06/2017	01/23/2018	02/26/2018	1,058,896.360	0.1153	122,078
02/06/2018	02/23/2018	05/23/2018	1,750,996.360	0.0840	147,111
02/06/2018	03/23/2018	05/23/2018	1,757,971.828	0.2204	387,460
02/06/2018	04/27/2018	07/24/2018	2,219,371.824	0.1270	281,950
05/04/2018	05/22/2018	07/24/2018	2,219,371.824	0.1894	420,310
05/04/2018	06/21/2018	07/24/2018	2,804,322.532	0.1766	495,111
05/04/2018	07/19/2018	09/28/2018	4,501,542.532	0.1235	555,987
08/07/2018	08/31/2018	11/27/2018	5,797,393.892	0.1577	914,488
08/07/2018	09/21/2018	11/27/2018	5,820,752.441	0.1113	645,383
Total dividends declared for the year ended September 30, 2018					$4,067,835

The following table summarizes the Company’s distributions reinvested during the year ended September 30, 2018:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the year ended September 30, 2018
12/28/2017	1,663.021	$15.00	$24,945
02/26/2018	6,975.468	15.00	104,632
05/23/2018	19,210.720	15.00	288,161
07/24/2018	41,371.360	15.00	620,570
09/28/2018	17,608.726	15.00	264,131
	86,829.295	$15.00	$1,302,439

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through December 7, 2018, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On August 7, 2018 and November 27, 2018, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 17, 2018	December 28, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2018 through October 31, 2018 per share
November 28, 2018	December 28, 2018	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period November 1, 2018 through November 30, 2018 per share
December 26, 2018	February 27, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period December 1, 2018 through December 31, 2018 per share
January 21, 2019	February 27, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2018 through January 31, 2018 per share

On October 1, 2018, the Company entered into Subscription Agreements with additional stockholders totaling $23,825,000 in the aggregate, including an additional subscription agreement entered into by GCOP LLC, an affiliate of GC Advisors, for $10,000,000.

On November 27, 2018, the Company issued 49,178.285 shares of common stock through the DRIP.

The Company issued capital calls to stockholders, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of shares	10/15/2018	659,020.644	$15.00	$9,885,310
Issuance of shares	10/26/2018	988,531.000	15.00	14,827,965
Issuance of shares	11/26/2018	988,531.000	15.00	14,827,965
Issuance of shares(1)	12/17/2018	2,306,572.356	$15.00	$34,598,585

(1) Capital call was issued on December 6, 2018 and is due on December 17, 2018.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14. Selected Quarterly Financial Data (Unaudited)

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Total investment income	$2,909,477	$1,317,249	$646,124	$126,348
Net investment income	1,546,323	586,513	308,066	44,954
Net gain (loss) on investments	569,535	610,858	348,583	53,003
Net increase in net assets resulting from operations	2,115,858	1,197,371	656,649	97,957
Earnings per share (1)	0.41	0.46	0.46	0.26
Net asset value per common share at period end	$15.00	$15.00	$15.00	$15.00

(1)	Per share data calculated over weighted average shares outstanding during the period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures.

(a) Evaluation of Controls and Procedures

As of September 30, 2018 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 80
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.1
Investment Advisory Agreement, dated as of September 29, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).

10.2
Waiver Agreement, dated as of September 29, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).

10.3
Administration Agreement, dated as of September 29, 2017, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).

10.4
Custody Agreement, dated as of September 29, 2017, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).

10.5
Document Custody Agreement, dated as of September 29, 2017, by and between the Registrant, each wholly-owned subsidiary of the Registrant that has executed a Joinder and U.S. Bank National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).

10.6
Trademark License Agreement, dated as of September 29, 2017, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).

10.7	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.8
GBDC 3 Senior Loan Fund LLC Limited Liability Company Agreement, dated as of October 2, 2017, by and between the Registrant and RGA Reinsurance Company (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-12G/A (File No. 000-55846), filed on November 28, 2017).

10.9
Revolving Loan Agreement, dated as of October 2, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-12G/A (File No. 000-55846), filed on November 28, 2017).

10.10	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.11	Form of Escrow Agreement (Incorporated by reference to Exhibit 10.11 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).

Number	Description

10.12
Revolving Credit Agreement, dated as of March 16, 2018, by and between GBDC 3, Inc., as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent, sole lead arranger and sole manager (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on March 20, 2018).

10.13
Amended and Restated Revolving Credit Note, dated as of June 26, 2018, from the Registrant to Sumitomo Mitsui Banking Corporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on June 28, 2018).

10.14
Second Amended and Restated Revolving Credit Note, dated as of September 26, 2018, from the Registrant to Sumitomo Mitsui Banking Corporation (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on September 28, 2018).

14.1
Joint Code of Ethics of Golub Capital BDC, Inc., Golub Capital Investment Corporation, the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).

14.2	Code of Ethics of GC Advisors LLC (Filed as Exhibit 14.2 to Golub Capital BDC Inc.’s Quarterly Report on Form 10-Q (File No. 814-00794), filed on February 5, 2016).
21.1	List of subsidiaries.*
24	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Privacy Policy of the Registrant.*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: December 7, 2018	By:	/s/ David B. Golub
Name: David B. Golub
Title: President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence E. Golub, David B. Golub and Ross A. Teune as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Director	December 7, 2018
David B. Golub	(Principal Executive Officer)
/s/ Ross A. Teune	Chief Financial Officer	December 7, 2018
Ross A. Teune	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	December 7, 2018
Lawrence E. Golub
/s/ John T. Baily	Director	December 7, 2018
John T. Baily
/s/ Kenneth F. Bernstein	Director	December 7, 2018
Kenneth F. Bernstein
/s/ Anita R. Rosenberg	Director	December 7, 2018
Anita R. Rosenberg
/s/ William M. Webster IV	Director	December 7, 2018
William M. Webster IV