Form 10-Q
period 2018-12-31
Golub Capital BDC 3, Inc.
filed 2019-02-13
CIK 1715268

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 13, 2019, the Registrant had 10,859,989.050 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2018	September 30, 2018
	(unaudited)
Assets
Investments, at fair value (amortized cost of $234,370 and $142,077, respectively)	$236,519	$143,659
Cash and cash equivalents	6,380	3,653
Foreign currencies (cost of $70 and $0, respectively)	70	—
Interest receivable	616	492
Capital call receivable	710	—
Other assets	155	196
Total Assets	$244,450	$148,000
Liabilities
Debt	$71,500	$58,500
Less unamortized debt issuance costs	327	493
Debt less unamortized debt issuance costs	71,173	58,007
Other short-term borrowings (proceeds of $7,598 and $0, respectively)	7,588	—
Interest payable	297	136
Distributions payable	979	1,560
Management and incentive fees payable	1,132	729
Accounts payable and accrued expenses	369	332
Accrued trustee fees	12	11
Total Liabilities	81,550	60,775
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2018 and September 30, 2018	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 10,859,989.050 and 5,815,002.633 shares issued and outstanding as of December 31, 2018 and September 30, 2018, respectively	11	6
Paid in capital in excess of par	162,888	87,218
Distributable earnings	1	1
Total Net Assets	162,900	87,225
Total Liabilities and Total Net Assets	$244,450	$148,000
Number of common shares outstanding	10,859,989.050	5,815,002.633
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2018	2017
Investment income
Interest income	$4,295	$126
Fee income	65	—
Total investment income	4,360	126
Expenses
Interest and other debt financing expenses	1,021	7
Base management fee	646	21
Incentive fee	554	11
Professional fees	188	157
Administrative service fee	70	4
General and administrative expenses	27	2
Total expenses	2,506	202
Base management fee waived (Note 4)	(176)	(6)
Incentive fee waived (Note 4)	(55)	(3)
Professional fees waived (Note 4)	—	(112)
Net expenses	2,275	81
Net investment income	2,085	45
Net gain (loss) on investments and foreign currency
Net realized gain (loss) on investments and foreign currency transactions:
Investments	2	—
Foreign currency transactions	7	—
Net realized gain (loss) on investments and foreign currency transactions	9	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation:
Investments	567	53
Translation of assets and liabilities in foreign currencies	10	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	577	53
Net gain (loss) on investments and foreign currency	586	53
Net increase in net assets resulting from operations	$2,671	$98
Per Common Share Data
Basic and diluted earnings per common share	$0.34	$0.26
Basic and diluted weighted average common shares outstanding	7,877,554	370,424

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

				Distributable Earnings (1)
	Common Stock		Paid in Capital in Excess of Par		Total Net Assets
	Shares	Par Amount
Balance at September 30, 2017	700.000	$—	$10	$—	$10
Issuance of common stock(2)	1,056,533.339	1	15,847	—	15,848
Net increase in net assets resulting from operations:
Net investment income	—	—	—	45	45
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	53	53
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,663.021	—	25	—	25
Distributions from distributable earnings(3)	—	—	—	(40)	(40)
Distributions declared and payable	—	—	—	(58)	(58)
Total increase (decrease) for the period ended December 31, 2017	1,058,196.360	1	15,872	—	15,873
Balance at December 31, 2017	1,058,896.360	$1	$15,882	$—	$15,883
Balance at September 30, 2018	5,815,002.633	$6	$87,218	$1	$87,225
Issuance of common stock(2)	4,942,655.000	5	74,135	—	74,140
Net increase in net assets resulting from operations:
Net investment income	—	—	—	2,085	2,085
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	9	9
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	577	577
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	102,331.417	—	1,535	—	1,535
Distributions from distributable earnings	—	—	—	(1,692)	(1,692)
Distributions declared and payable	—	—	—	(979)	(979)
Total increase (decrease) for the period ended December 31, 2018	5,044,986.417	5	75,670	—	75,675
Balance at December 31, 2018	10,859,989.050	$11	$162,888	$1	$162,900

(1)The following table provides the reconciliation of the components of distributable earnings to conform to the current period presentation for the period ended December 31, 2017:

	Total increase (decrease) for the period ended December 31, 2017
	Capital Distributions in Excess of Net Investment	Net Unrealized Appreciation (Depreciation) on Investments	Distributable Earnings
Net investment income	$45	$—	$45
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	53	53
Net increase in net assets from operations	$45	$53	$98

(2)	Refer to Note 3 for a detailed listing of the common stock issuances for the three months ended December 31, 2018 and 2017.
(3) The following table provides the reconciliation of the components of distributions from distributable earnings to conform to the current period presentation for the period ended December 31, 2017:

Total increase (decrease) for the period ended December 31, 2017
Distributions to stockholders:
Distributions from net investment income	$(40)
Distributions from distributable earnings	$(40)

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$2,671	$98
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of deferred debt issuance costs	170	—
Accretion of discounts and origination fees	(226)	(5)
Net realized (gain) loss on investments	(2)	—
Net change in unrealized (appreciation) depreciation on investments	(567)	(53)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(10)	—
Proceeds from (fundings of) revolving loans, net	(565)	(97)
Fundings of investments	(94,529)	(16,995)
Proceeds from principal payments of portfolio investments	3,044	—
PIK interest	(15)	—
Changes in operating assets and liabilities:
Interest receivable	(124)	(91)
Other assets	41	(18)
Interest payable	161	7
Management and incentive fees payable	403	23
Accounts payable and accrued expenses	37	55
Accrued trustee fees	1	—
Net cash (used in) provided by operating activities	(89,510)	(17,076)
Cash flows from financing activities
Borrowings on debt	116,200	18,700
Repayments of debt	(103,200)	(4,800)
Proceeds from other short-term borrowings	7,598	—
Capitalized debt issuance costs	(4)	—
Proceeds from issuance of common shares	73,430	15,598
Distributions paid	(1,717)	(15)
Net cash (used in) provided by financing activities	92,307	29,483
Net change in cash, cash equivalents and foreign currencies	2,797	12,407
Cash, cash equivalents and foreign currencies, beginning of period	3,653	10
Cash, cash equivalents and foreign currencies, end of period	$6,450	$12,417
Supplemental information:
Cash paid during the period for interest	$605	$—
Distributions declared during the period	2,671	98
Supplemental disclosure of noncash financing activity:
Capital call receivable	$710	$250
Stock issued in connection with dividend reinvestment plan	1,535	25
Distributions payable	(979)	(58)

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of December 31,
	2018	2017
Cash and cash equivalents	$6,380	$12,417
Foreign currencies	70	—
Total cash, cash equivalents, and foreign currencies shown in the Consolidated Statements of Cash Flows	$6,450	$12,417

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Debt investments
Automobile
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.52%	11/2022	$478	$474	0.3%	$478
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.52%	11/2022	356	351	0.2	356
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.52%	11/2022	181	180	0.1	181
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.52%	11/2022	164	162	0.1	164
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)(c)	7.52%	11/2022	49	48	0.1	49
Grease Monkey International, LLC	Senior loan	L + 5.00%	(c)	7.47%	11/2022	19	17	—	19
Power Stop, LLC	Senior loan	L + 4.75%	(c)	7.55%	10/2025	680	677	0.4	677
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	9.02%	04/2023	1,707	1,689	1.0	1,707
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)(c)	8.98%	04/2023	725	718	0.4	725
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	9.02%	04/2023	485	480	0.3	485
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.98%	04/2023	40	39	0.1	40
Quick Quack Car Wash Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	04/2023	—	(13)	—	—
						4,884	4,822	3.0	4,881
Beverage, Food and Tobacco
Fintech Midco, LLC	One stop	L + 6.00%	(a)	8.53%	08/2024	4,972	4,925	3.1	4,972
Fintech Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2024	—	(1)	—	—
Fintech Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2024	—	(13)	—	—
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	7.56%	12/2023	444	439	0.3	444
Flavor Producers, LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(1)	—	—
Mendocino Farms, LLC(5)	One stop	L + 1.00%		N/A(6)	06/2023	—	(8)	—	—
Wood Fired Holding Corp.	One stop	L + 5.75%	(c)	8.65%	12/2023	3,202	3,170	1.9	3,170
Wood Fired Holding Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(1)	—	(1)
Wood Fired Holding Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(3)	—	(3)
						8,618	8,507	5.3	8,582
Buildings and Real Estate
MRI Software LLC	One stop	L + 5.50%	(c)	8.31%	06/2023	12,905	12,780	7.9	12,905
MRI Software LLC	One stop	L + 5.50%	(c)	8.31%	06/2023	6,877	6,815	4.2	6,877
						19,782	19,595	12.1	19,782
Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(c)	8.03%	07/2024	2,530	2,501	1.6	2,530
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(1)	—	—
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(8)	—	—
						2,530	2,492	1.6	2,530
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.61%	05/2025	1,981	1,949	1.2	1,981
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.82%	05/2025	61	42	—	61
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.76%	05/2023	43	41	0.1	43
Source Refrigeration and HVAC, Inc.	Senior loan	L + 4.75%	(c)	7.56%	04/2023	2,686	2,660	1.6	2,686
Source Refrigeration and HVAC, Inc.	Senior loan	L + 4.75%	(c)	7.56%	04/2023	534	528	0.3	534
Source Refrigeration and HVAC, Inc.	Senior loan	L + 4.75%	(c)	7.56%	04/2023	274	271	0.2	274
Source Refrigeration and HVAC, Inc.	Senior loan	P + 3.75%	(f)	9.25%	04/2023	43	42	0.1	43
Source Refrigeration and HVAC, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(9)	—	—
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.02%	03/2025	1,995	1,969	1.2	1,995
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.02%	03/2025	510	503	0.3	510

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.02%	03/2025	$482	$476	0.3%	$482
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.02%	03/2025	449	443	0.3	449
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.02%	03/2025	412	403	0.3	412
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.02%	03/2025	206	203	0.1	206
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.02%	03/2025	17	16	—	17
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.01%	03/2024	17	16	—	17
						9,710	9,553	6.0	9,710
Diversified/Conglomerate Service
AutoQuotes, LLC	One stop	L + 6.00%	(c)	8.69%	11/2024	2,326	2,303	1.4	2,303
AutoQuotes, LLC(5)	One stop	L + 6.00%		N/A(6)	11/2024	—	—	—	(1)
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)	8.27%	02/2024	7,209	7,118	4.4	7,137
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)(f)	8.27%	02/2024	50	46	0.1	48
Browz LLC	One stop	L + 9.50%	(b)(c)(f)	10.40% cash/1.50% PIK	03/2023	548	543	0.3	548
Browz LLC	One stop	L + 9.50%		N/A(6)	03/2023	—	—	—	—
Caliper Software, Inc.	One stop	L + 5.50%	(a)	8.02%	11/2025	3,112	3,086	1.9	3,088
Caliper Software, Inc.	One stop	L + 5.50%	(b)	8.04%	11/2023	4	4	—	4
Centrify Corporation	One stop	L + 6.25%	(c)	9.06%	08/2024	5,273	5,199	3.2	5,273
Centrify Corporation	One stop	P + 5.25%	(f)	10.75%	08/2024	50	48	—	50
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.85% cash/0.50% PIK	05/2023	839	819	0.5	839
Cloudbees, Inc.	One stop	L + 9.00%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 7.50%	(a)	9.94%	03/2024	2,550	2,522	1.6	2,550
Confluence Technologies, Inc.(5)	One stop	L + 7.50%		N/A(6)	03/2024	—	(1)	—	—
Connexin Software, Inc.	One stop	L + 8.50%	(a)	11.02%	02/2024	883	872	0.5	883
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Conservice, LLC	One stop	L + 5.25%	(a)	7.77%	12/2024	897	888	0.5	888
Conservice, LLC	One stop	P + 4.25%	(f)	9.75%	12/2024	1	1	—	1
Datto, Inc.	One stop	L + 8.00%	(a)	10.46%	12/2022	2,201	2,166	1.3	2,201
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(1)	—	—
Digital Guardian, Inc.	One stop	L + 9.00%	(c)	10.40% cash/1.00% PIK	06/2023	1,628	1,617	1.0	1,628
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	01/2019	82	82	0.1	120
Digital Guardian, Inc.(5)	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	(2)
Digital Guardian, Inc.(5)	One stop	L + 9.00%		N/A(6)	06/2023	—	(1)	—	—
E2open, LLC	One stop	L + 5.00%	(c)	7.68%	11/2024	13,876	13,671	8.4	13,737
E2open, LLC	One stop	L + 5.00%	(c)	7.68%	11/2024	560	509	0.3	511
E2open, LLC(5)	One stop	L + 5.00%		N/A(6)	11/2024	—	(4)	—	(2)
GS Acquisitionco, Inc.	One stop	L + 5.25%	(a)	7.78%	05/2024	4,999	4,952	3.1	4,999
GS Acquisitionco, Inc.	One stop	L + 5.25%	(a)	7.78%	05/2024	4,461	4,421	2.7	4,461
GS Acquisitionco, Inc.	One stop	L + 5.25%	(a)	7.78%	05/2024	1,077	1,067	0.7	1,077
GS Acquisitionco, Inc.(5)	One stop	L + 5.00%		N/A(6)	05/2024	—	(1)	—	—
GS Acquisitionco, Inc.(5)	One stop	L + 5.25%		N/A(6)	05/2024	—	(17)	—	—
ICIMS, Inc.	One stop	L + 6.50%	(a)	8.94%	09/2024	2,607	2,558	1.6	2,607
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
Imprivata, Inc.	Senior loan	L + 4.00%	(c)	6.80%	10/2023	2,095	2,074	1.3	2,095
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(2)	—	—
Infogix, Inc.	One stop	L + 6.00%	(c)	8.80%	04/2024	1,483	1,476	0.9	1,483
Infogix, Inc.	One stop	L + 6.00%	(c)	8.80%	04/2024	233	229	0.1	233
Infogix, Inc.	One stop	L + 6.00%		N/A(6)	04/2024	—	—	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Integral Ad Science, Inc.	One stop	L + 7.25%	(a)	8.53% cash/1.25% PIK	07/2024	$2,408	$2,364	1.5%	$2,408
Integral Ad Science, Inc.(5)	One stop	L + 7.25%		N/A(6)	07/2023	—	(1)	—	—
Integration Appliance, Inc.	One stop	L + 7.25%	(a)	9.60%	08/2023	9,879	9,794	6.1	9,879
Integration Appliance, Inc.	One stop	L + 7.25%		N/A(6)	08/2023	—	—	—	—
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	10.61%	11/2022	906	892	0.6	906
JAMF Holdings, Inc.(5)	One stop	L + 8.00%		N/A(6)	11/2022	—	(1)	—	—
Keais Records Service, LLC	One stop	L + 4.50%	(a)	7.02%	10/2024	4,159	4,129	2.5	4,138
Keais Records Service, LLC(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(1)	—	(1)
Keais Records Service, LLC(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(2)	—	(1)
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.52%	12/2022	226	225	0.1	226
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.52%	12/2022	129	129	0.1	129
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.52%	12/2022	90	88	0.1	90
Net Health Acquisition Corp.	One stop	L + 5.50%	(a)	8.02%	12/2023	759	753	0.5	759
Net Health Acquisition Corp.	One stop	L + 5.50%	(a)	8.02%	12/2023	113	112	0.1	113
Net Health Acquisition Corp.	One stop	L + 5.50%		N/A(6)	12/2023	—	—	—	—
Nextech Systems, LLC	One stop	L + 6.00%	(a)	8.52%	03/2024	3,755	3,743	2.3	3,755
Nextech Systems, LLC	One stop	L + 6.00%		N/A(6)	03/2024	—	—	—	—
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.78%	11/2023	599	593	0.4	599
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.80%	11/2023	216	215	0.1	216
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)	8.48%	11/2023	34	33	—	34
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(2)	—	—
Personify, Inc.	One stop	L + 5.75%	(c)	8.55%	09/2024	3,537	3,503	2.1	3,502
Personify, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2024	—	(1)	—	(1)
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.52%	01/2024	2,829	2,799	1.7	2,829
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.52%	01/2024	932	922	0.6	932
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.52%	01/2024	256	253	0.2	256
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	—
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(c)	6.72%	12/2024	1,239	1,227	0.8	1,230
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(1)	—	(1)
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(34)	—	(26)
Saba Software, Inc.	Senior loan	L + 4.50%	(a)	7.02%	05/2023	15,000	14,856	9.2	14,925
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	7.02%	12/2024	835	827	0.5	827
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	7.02%	12/2024	4	3	—	3
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.78%	06/2021	13,902	13,849	8.5	13,902
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.74%	06/2021	12	12	—	12
Trintech, Inc.	One stop	L + 6.00%	(c)	8.53%	12/2023	2,130	2,108	1.3	2,130
Trintech, Inc.	One stop	L + 6.00%	(c)	8.53%	12/2023	1,060	1,049	0.6	1,060
Trintech, Inc.	One stop	L + 6.00%	(c)	8.52%	12/2023	50	48	—	50
True Commerce, Inc.	One stop	L + 5.75%	(c)	8.55%	11/2023	1,115	1,103	0.7	1,115
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Upserve, Inc.	One stop	L + 5.50%	(a)	8.02%	07/2023	908	902	0.6	908
Upserve, Inc.	One stop	L + 5.50%		N/A(6)	07/2023	—	—	—	—
Upserve, Inc.(5)	One stop	L + 5.50%		N/A(6)	07/2023	—	(4)	—	—
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(c)	8.80%	12/2023	1,635	1,611	1.0	1,635
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
						127,761	126,335	78.1	127,297

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics
Diligent Corporation	One stop	L + 5.50%	(c)	8.03%	04/2022	$7,745	$7,642	4.7%	$7,745
Diligent Corporation	One stop	L + 5.50%	(c)	8.09%	04/2022	1,958	1,939	1.2	1,958
Diligent Corporation	One stop	L + 5.50%	(c)	8.28%	04/2022	328	311	0.2	328
Diligent Corporation	One stop	L + 5.50%	(d)	8.39%	04/2022	277	276	0.2	277
Diligent Corporation	One stop	L + 5.50%	(d)	8.03%	04/2022	98	95	0.1	98
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(50)	—	—
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(77)	—	—
Episerver, Inc.(7)(8)(9)	One stop	L + 6.00%	(a)	6.00%	10/2024	4,810	4,749	2.9	4,752
Episerver, Inc.(9)	One stop	L + 5.75%	(a)	8.27%	10/2024	2,788	2,753	1.7	2,761
Episerver, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(3)	—	(2)
						18,004	17,635	11.0	17,917
Healthcare, Education and Childcare
BIO18 Borrower, LLC	One stop	L + 5.50%	(b)	8.12%	11/2024	1,785	1,763	1.1	1,767
BIO18 Borrower, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2024	—	(1)	—	(1)
BIO18 Borrower, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2024	—	(25)	—	(20)
CRH Healthcare Purchaser, Inc.	Senior loan	L + 4.50%	(c)	7.30%	12/2024	2,565	2,540	1.6	2,540
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	(2)
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2020	—	(17)	—	(17)
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.77%	06/2023	749	739	0.5	749
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.77%	06/2023	587	579	0.4	587
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.77%	06/2023	563	555	0.3	563
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.77%	06/2023	43	42	0.1	43
Elite Dental Partners LLC(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(53)	—	—
ERG Buyer, LLC	One stop	L + 5.50%	(c)	8.30%	05/2024	2,331	2,299	1.4	2,237
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(2)	—	(6)
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(52)	(0.1)	(153)
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	9.05%	05/2023	1,133	1,128	0.7	1,110
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	9.05%	05/2023	362	293	0.2	354
MD Now Holdings, Inc.	One stop	L + 5.25%	(c)	8.05%	08/2024	2,949	2,922	1.8	2,949
MD Now Holdings, Inc.(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	—
MD Now Holdings, Inc.(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(8)	—	—
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	9.27%	11/2023	445	440	0.3	445
ONsite Mammography, LLC	One stop	L + 6.75%	(c)(d)	9.44%	11/2023	67	65	—	67
ONsite Mammography, LLC	One stop	L + 6.75%	(d)	9.62%	11/2023	4	3	—	4
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	7.46%	10/2023	1,310	1,295	0.8	1,310
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(b)(c)	7.44%	10/2023	65	63	—	65
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	7.50%	10/2023	64	59	—	64
Upstream Intermediate, LLC	Senior loan	L + 4.25%	(a)	6.77%	01/2024	632	629	0.4	632
						15,654	15,254	9.5	15,287
Insurance
Integrity Marketing Acquisition, LLC	Senior loan	L + 4.25%	(c)	6.96%	11/2025	674	671	0.4	671
Integrity Marketing Acquisition, LLC(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(1)	—	(1)
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%	(c)	7.38%	12/2024	821	813	0.5	813
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(4)	—	(4)
						1,495	1,479	0.9	1,479
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure, Amusement, Motion Pictures, Entertainment
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	7.27%	05/2024	$2,009	$1,973	1.2%	$2,009
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(14)	—	—
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.93%	09/2024	1,445	1,431	0.9	1,445
WBZ Investment LLC	One stop	L + 5.50%	(c)	8.31%	09/2024	20	19	—	20
WBZ Investment LLC(5)	One stop	L + 5.50%		N/A(6)	09/2024	—	(11)	—	—
						3,474	3,397	2.1	3,474
Oil and Gas
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%	(a)	6.77%	07/2025	6,406	6,324	3.9	6,406
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(2)	—	—
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(11)	—	—
						6,406	6,311	3.9	6,406
Personal, Food and Miscellaneous Services
Captain D's, LLC	Senior loan	L + 4.50%	(c)	7.30%	12/2023	1,272	1,256	0.8	1,272
Captain D's, LLC	Senior loan	P + 3.50%	(a)(f)	8.15%	12/2023	34	33	—	34
Clarkson Eyecare LLC	One stop	L + 6.25%	(a)	8.66%	04/2021	2,067	1,973	1.3	2,067
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)(c)	7.38%	08/2023	275	252	0.2	275
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	7.25%	08/2023	150	148	0.1	150
Imperial Optical Midco Inc.	One stop	L + 4.75%		N/A(6)	08/2023	—	—	—	—
PPV Intermediate Holdings II, LLC	One stop	P + 4.00%	(f)	9.50%	05/2023	32	31	—	32
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	7	7	—	7
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2020	—	(24)	—	—
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.98%	01/2023	59	59	—	59
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.03%	01/2023	21	17	—	21
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.13%	01/2023	5	5	—	5
						3,922	3,757	2.4	3,922
Printing and Publishing
Messenger, LLC	One stop	L + 6.00%	(a)(f)	8.51%	08/2023	1,638	1,623	1.0	1,638
Messenger, LLC	One stop	L + 6.00%		N/A(6)	08/2023	—	—	—	—
						1,638	1,623	1.0	1,638
Retail Stores
Jet Equipment & Tools Ltd.(7)(8)(10)	One stop	L + 5.75%	(a)	8.03%	11/2024	4,332	4,280	2.5	4,115
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.75%	(c)	8.55%	11/2024	1,050	1,039	0.6	1,039
Jet Equipment & Tools Ltd.(5)(7)(8)(10)	One stop	L + 5.75%		N/A(6)	11/2024	—	(2)	—	(2)
Pet Supplies Plus, LLC	Senior loan	L + 4.50%	(c)	7.28%	12/2024	3,367	3,333	2.0	3,333
Pet Supplies Plus, LLC	Senior loan	P + 3.50%	(f)	9.00%	12/2023	28	27	—	27
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.50%	(c)	8.03%	10/2024	941	932	0.6	932
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2024	—	—	—	(1)
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2024	—	—	—	(7)
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2024	—	(8)	—	(9)
						9,718	9,601	5.7	9,427
Total debt investments						$233,596	$230,361	142.6%	$232,332

Equity investments(11)(12)
Automobile
Grease Monkey International, LLC	LLC units	N/A		N/A	N/A	73	$73	0.1%	$118
Quick Quack Car Wash Holdings, LLC	LLC units	N/A		N/A	N/A	—	93	0.1	93
							166	0.2	211

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco
Mendocino Farms, LLC	Common stock	N/A	N/A	N/A	59	$257	0.1%	$249
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	103	103	0.1	103
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	103	—	—	—
						360	0.2	352
Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	34	—	34

Diversified/Conglomerate Service
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	1	596	0.4	622
Caliper Software, Inc.	Common stock	N/A	N/A	N/A	53	53	—	53
Centrify Corporation	LP interest	N/A	N/A	N/A	—	170	0.1	170
Centrify Corporation	LP interest	N/A	N/A	N/A	60	—	—	—
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	15	93	0.1	93
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	13	17	—	30
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	—	32	0.1	40
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	26	26	—	36
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	25	4	—	25
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	—	44	—	64
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	—	73	0.1	75
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	40	0.1	46
Personify, Inc.	LLC units	N/A	N/A	N/A	145	145	0.1	144
Pride Midco, Inc.	Preferred stock	N/A	N/A	N/A	1	556	0.3	578
Property Brands, Inc.	Preferred stock	N/A	N/A	N/A	11	106	0.1	121
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	—	70	—	70
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	1	—	—	—
						2,025	1.4	2,167
Electronics
Episerver, Inc.	Common stock	N/A	N/A	N/A	17	173	0.1	173

Healthcare, Education and Childcare
BIO18 Borrower, LLC	LLC interest	N/A	N/A	N/A	47	246	0.1	246
CRH Healthcare Purchaser, Inc.	LP interest	N/A	N/A	N/A	102	102	0.1	102
Elite Dental Partners LLC	Common stock	N/A	N/A	N/A	—	161	0.1	179
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	—	156	0.1	80
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	2	2	—	—
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	3	33	—	33
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	—	14	—	10
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	—	—	—	—
						714	0.4	650
Insurance
Orchid Underwriters Agency, LLC	LP interest	N/A	N/A	N/A	18	18	—	18

Leisure, Amusement, Motion Pictures, Entertainment
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	15	24	—	24
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	10	16	—	16
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	9	13	—	13
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	8	12	—	12
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	3	5	—	5
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	—	—	—	—
						70	—	70

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A	N/A	N/A	15	$15	—%	$12
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	60	60	—	68
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	6	61	0.1	73
						136	0.1	153
Retail Stores
Jet Equipment & Tools Ltd.(7)(8)(10)	LLC units	N/A	N/A	N/A	—	173	0.1	219
Pet Supplies Plus, LLC	LLC units	N/A	N/A	N/A	34	34	—	34
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A	N/A	N/A	1	88	0.1	88
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A	N/A	N/A	—	18	—	18
						313	0.2	359
Total equity investments						$4,009	2.6%	$4,187

Total investments					$233,596	$234,370	145.2%	$236,519

Cash, cash equivalents, and foreign currencies
Cash and foreign currencies						$1,959	1.6%	$1,959
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			2.27% (13)			4,491	2.3	4,491
Total cash, cash equivalents and foreign currencies						$6,450	3.9%	$6,450

Total investments and cash, cash equivalents, and foreign currencies						$240,820	149.1%	$242,969

(1)
The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’), Euro Interbank Offered Rate ("EURIBOR" or "E") or Prime (‘‘P’’) and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of December 31, 2018. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of December 31, 2018, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2018, as the loan may have priced or repriced based on an index rate prior to December 31, 2018.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 2.50% as of December 31, 2018.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.61% as of December 31, 2018.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.81% as of December 31, 2018.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.88% as of December 31, 2018.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 3.01% as of December 31, 2018.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.50% as of December 31, 2018.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.31% as of December 31, 2018.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2018.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of December 31, 2018. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2018, total non-qualifying assets at fair value represented 4.2% of the Company’s assets calculated in accordance with the 1940 Act.

(8)
Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Transactions.

(9)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing ("ASC Topic 860"), and therefore, the entire one stop loan asset remains in the Consolidated Schedule of Investments. See Note 7. Borrowings.

(10)	The headquarters of this portfolio company is located in Canada.

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2018
(In thousands)

(11)	Equity investments are non-income producing securities unless otherwise noted.

(12)	Ownership of certain equity investments may occur through a holding company or partnership.

(13)	The rate shown is the annualized seven-day yield as of December 31, 2018.

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Debt investments
Automobile
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.24%	11/2022	$480	$475	0.5%	$474
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.24%	11/2022	181	180	0.2	179
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.24%	11/2022	64	60	0.1	60
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.24%	11/2022	21	20	—	20
Grease Monkey International, LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2022	—	(4)	(0.1)	(4)
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.74%	04/2023	1,712	1,692	2.0	1,712
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.67%	04/2023	727	719	0.8	727
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.7%	04/2023	40	39	—	40
Quick Quack Car Wash Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	04/2023	—	(19)	—	—
						3,225	3,162	3.5	3,208
Beverage, Food and Tobacco
Fintech Midco, LLC	One stop	L + 6.00%	(a)	8.25%	08/2024	4,984	4,935	5.7	4,934
Fintech Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2024	—	(1)	(0.1)	(1)
Fintech Midco, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2024	—	(14)	—	(14)
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	7.13%	12/2023	425	420	0.5	425
Flavor Producers, LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(1)	—	—
Mendocino Farms, LLC(5)	One stop	L + 8.50%		N/A(6)	06/2023	—	(9)	—	—
						5,409	5,330	6.1	5,344
Buildings and Real Estate
MRI Software LLC	One stop	L + 5.50%	(c)	7.89%	06/2023	6,894	6,829	7.9	6,894

Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(b)	7.43%	07/2024	2,530	2,499	2.9	2,504
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(1)	—	(1)
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(8)	—	(8)
						2,530	2,490	2.9	2,495
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)	6.34%	05/2025	1,991	1,958	2.3	1,991
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)	6.38%	05/2025	61	42	0.1	61
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)	6.34%	05/2023	16	14	—	16
Source Refrigeration & HVAC, Inc.	Senior loan	L + 4.75%	(c)	7.14%	04/2023	2,693	2,665	3.1	2,693
Source Refrigeration & HVAC, Inc.	Senior loan	L + 4.75%	(c)	7.10%	04/2023	535	529	0.6	535
Source Refrigeration & HVAC, Inc.	Senior loan	L + 4.75%	(c)	7.09%	04/2023	275	272	0.3	275
Source Refrigeration & HVAC, Inc.	Senior loan	P + 3.75%	(f)	9.00%	04/2023	88	86	0.1	88
Source Refrigeration & HVAC, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	04/2023	—	(9)	—	—
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.74%	03/2025	2,000	1,973	2.3	1,980
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.74%	03/2025	483	477	0.6	479
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.74%	03/2025	450	444	0.5	446
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.74%	03/2025	206	203	0.2	204
Togetherwork Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	03/2024	—	(1)	—	(1)
Togetherwork Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	03/2025	—	(7)	(0.1)	(5)
Togetherwork Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	03/2025	—	(9)	—	(6)
						8,798	8,637	10.0	8,756

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service
Apttus Corporation	One stop	L + 7.85%	(e)	10.06%	01/2023	$1,517	$1,466	1.8%	$1,586
Bazaarvoice, Inc.	One stop	L + 8.00%	(a)	10.24%	02/2024	3,294	3,236	3.8	3,294
Bazaarvoice, Inc.	One stop	P + 7.00%	(f)	12.25%	02/2024	30	28	—	30
Browz LLC	One stop	L + 9.50%	(b)	10.17% cash/1.50% PIK	03/2023	546	540	0.6	546
Browz LLC(5)	One stop	L + 9.50%		N/A(6)	03/2023	—	—	—	—
Centrify Corporation	One stop	L + 6.25%	(c)	8.59%	08/2024	5,286	5,208	6.0	5,233
Centrify Corporation(5)	One stop	L + 6.25%		N/A(6)	08/2024	—	(2)	—	(2)
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.61% cash/0.50% PIK	05/2023	838	817	0.9	825
Cloudbees, Inc.(5)	One stop	L + 9.00%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 7.50%	(a)	9.65%	03/2024	2,556	2,527	2.9	2,556
Confluence Technologies, Inc.	One stop	P + 6.50%	(a)(f)	10.96%	03/2024	16	15	—	16
Connexin Software, Inc.	One stop	L + 8.50%	(a)	10.74%	02/2024	883	871	1.1	883
Connexin Software, Inc. (5)	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Datto, Inc.	One stop	L + 8.00%	(a)	10.15%	12/2022	2,201	2,164	2.5	2,201
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(1)	—	—
Digital Guardian, Inc.	One stop	L + 9.00%	(c)	10.33% cash/1.00% PIK	06/2023	1,623	1,612	1.9	1,623
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	01/2019	82	82	0.1	82
Digital Guardian, Inc.(5)	One stop	L + 6.00%		N/A(6)	06/2023	—	—	—	(2)
Digital Guardian, Inc.(5)	One stop	L + 9.00%		N/A(6)	06/2023	—	(1)	—	—
GS Acquisitionco, Inc.	One stop	L + 5.00%	(a)	7.25%	05/2024	5,011	4,962	5.7	4,961
GS Acquisitionco, Inc.	One stop	L + 5.00%	(a)	7.25%	05/2024	4,472	4,430	5.1	4,427
GS Acquisitionco, Inc.(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	(1)
GS Acquisitionco, Inc.(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(28)	—	(29)
ICIMS, Inc.	One stop	L + 6.50%	(c)	8.64%	09/2024	2,607	2,555	2.9	2,555
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	(1)
Imprivata, Inc.	Senior loan	L + 4.00%	(c)	6.39%	10/2023	2,599	2,571	3.0	2,599
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(2)	—	—
Infogix, Inc.	One stop	L + 6.00%	(c)	8.39%	04/2024	1,487	1,480	1.7	1,487
Infogix, Inc.	One stop	P + 5.00%	(f)	10.25%	04/2024	9	9	—	9
Integral Ad Science, Inc.	One stop	L + 7.25%	(a)	8.25% cash/1.25% PIK	07/2024	2,400	2,354	2.7	2,352
Integral Ad Science, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(1)	—	(1)
Integration Appliance, Inc.	One stop	L + 7.25%	(a)	9.36%	08/2023	9,879	9,789	11.2	9,780
Integration Appliance, Inc.(5)	One stop	L + 7.25%		N/A(6)	08/2023	—	—	—	—
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	10.32%	11/2022	906	891	1.0	906
JAMF Holdings, Inc.(5)	One stop	L + 8.00%		N/A(6)	11/2022	—	(1)	—	—
Jobvite, Inc.	One stop	L + 8.00%	(a)	10.15%	07/2023	527	504	0.6	507
Jobvite, Inc.(5)	One stop	L + 8.00%		N/A(6)	07/2023	—	—	—	—
Jobvite, Inc.(5)	One stop	L + 8.00%		N/A(6)	07/2023	—	(2)	—	(3)
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.24%	12/2022	227	225	0.3	227
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.24%	12/2022	130	129	0.1	130
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.24%	12/2022	45	44	0.1	45
Net Health Acquisition Corp.	One stop	L + 5.50%	(a)	7.74%	12/2023	761	754	0.9	761
Net Health Acquisition Corp.	One stop	L + 5.50%	(a)	7.74%	12/2023	113	112	0.1	113
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(1)	—	—
Nextech Systems, LLC	One stop	L + 6.00%	(a)	8.24%	03/2024	3,764	3,752	4.3	3,764
Nextech Systems, LLC(5)	One stop	L + 6.00%		N/A(6)	03/2024	—	—	—	—
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.33%	11/2023	601	594	0.7	601
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.39%	11/2023	216	215	0.2	216

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	$—	$(1)	—%	$—
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(2)	—	—
Personify, Inc.	One stop	L + 5.75%	(c)	8.14%	09/2024	2,576	2,551	2.9	2,551
Personify, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2024	—	(1)	—	(1)
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.24%	01/2024	2,836	2,805	3.3	2,836
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.24%	01/2024	934	924	1.1	934
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	—
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(4)	—	—
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.50%	06/2021	13,937	13,879	16.0	13,937
Transaction Data Systems, Inc.	One stop	L + 5.25%	(c)	7.64%	06/2021	3	3	—	3
Trintech, Inc.	One stop	L + 6.00%	(b)	8.20%	12/2023	2,136	2,113	2.4	2,136
Trintech, Inc.	One stop	L + 6.00%	(b)	8.20%	12/2023	1,062	1,051	1.2	1,062
Trintech, Inc.	One stop	L + 6.00%	(b)	8.20%	12/2023	30	28	—	30
True Commerce, Inc.	One stop	L + 5.75%	(c)	8.14%	11/2023	1,117	1,106	1.3	1,117
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Upserve, Inc.	One stop	L + 5.50%	(a)	7.65%	07/2023	908	902	1.0	901
Upserve, Inc.	One stop	L + 5.50%		N/A(6)	07/2023	—	—	—	—
Upserve, Inc.(5)	One stop	L + 5.50%		N/A(6)	07/2023	—	(4)	—	(4)
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(c)	8.39%	12/2023	1,639	1,614	1.9	1,639
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
						81,804	80,856	93.3	81,417
Electronics
Diligent Corporation	One stop	L + 5.50%	(c)	8.03%	04/2022	7,765	7,653	8.9	7,765
Diligent Corporation	One stop	L + 5.50%	(d)	8.09%	04/2022	1,963	1,942	2.3	1,963
Diligent Corporation	One stop	L + 5.50%	(c)	7.98%	04/2022	278	276	0.3	278
Diligent Corporation	One stop	L + 5.50%	(c)(d)	8.03%	04/2022	98	95	0.1	98
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(1)	—	—
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(54)	—	—
						10,104	9,911	11.6	10,104
Healthcare, Education and Childcare
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.49%	06/2023	751	741	0.9	751
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.49%	06/2023	589	516	0.7	589
Elite Dental Partners LLC(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(1)	—	—
ERG Buyer, LLC	One stop	L + 5.50%	(c)	7.89%	05/2024	2,336	2,303	2.7	2,336
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(2)	—	—
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(54)	—	—
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.59%	05/2023	1,136	1,131	1.3	1,136
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.64%	05/2023	363	289	0.4	363
MD Now Holdings, Inc.	One stop	L + 5.25%	(c)	7.64%	08/2024	2,957	2,928	3.4	2,927
MD Now Holdings, Inc.(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	(2)
MD Now Holdings, Inc.(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(8)	—	(8)
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	8.99%	11/2023	446	441	0.5	446
ONsite Mammography, LLC	One stop	L + 6.75%	(c)(d)	9.15%	11/2023	53	51	0.1	53
ONsite Mammography, LLC(5)	One stop	L + 6.75%		N/A(6)	11/2023	—	(1)	—	—
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	7.06%	10/2023	1,314	1,297	1.5	1,314
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	7.07%	10/2023	65	63	0.1	65
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	7.07%	10/2023	65	58	0.1	65
Upstream Intermediate, LLC	Senior loan	L + 4.25%	(c)(f)	6.64%	01/2024	634	631	0.7	634
						10,709	10,382	12.4	10,669
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure, Amusement, Motion Pictures, Entertainment
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	6.99%	05/2024	$2,015	$1,977	2.3%	$2,015
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(14)	—	—
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.64%	09/2020	1,448	1,434	1.6	1,434
WBZ Investment LLC(5)	One stop	L + 5.50%		N/A(6)	09/2024	—	(1)	—	(1)
WBZ Investment LLC(5)	One stop	L + 5.50%		N/A(6)	09/2024	—	(11)	—	(11)
						3,463	3,384	3.9	3,437
Oil and Gas
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%	(b)	6.54%	07/2025	5,888	5,812	6.7	5,858
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(2)	—	—
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(20)	—	(6)
						5,888	5,790	6.7	5,852
Personal, Food and Miscellaneous Services
Captain D's, LLC	Senior loan	L + 4.50%	(b)	6.71%	12/2023	1,275	1,258	1.5	1,275
Captain D's, LLC	Senior loan	P + 3.50%	(a)(f)	7.86%	12/2023	33	32	—	33
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	6.96%	08/2023	248	223	0.3	222
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	7.04%	08/2023	150	148	0.2	148
Imperial Optical Midco Inc.(5)	One stop	L + 4.75%		N/A(6)	08/2023	—	—	—	—
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	7	7	—	7
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2023	—	(1)	—	—
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2020	—	(29)	—	—
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.85%	01/2023	60	59	0.1	60
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.84%	01/2023	21	17	—	21
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	9.82%	01/2023	5	5	0.1	5
						1,799	1,719	2.2	1,771
Printing and Publishing
Messenger, LLC	One stop	L + 6.00%	(a)(f)	8.23%	08/2023	1,642	1,626	1.9	1,626
Messenger, LLC	One stop	P + 5.00%	(f)	10.25%	08/2023	3	3	—	3
						$1,645	$1,629	1.9	$1,629
Total debt investments						$142,268	$140,119	162.4%	$141,576

Equity investments(7)(8)
Automobile
Grease Monkey International, LLC	LLC units	N/A		N/A	N/A	73	$73	0.1%	$106
Quick Quack Car Wash Holdings, LLC	LLC units	N/A		N/A	N/A	—	93	0.1	93
							166	0.2	199
Beverage, Food and Tobacco
Mendocino Farms, LLC	Common stock	N/A		N/A	N/A	59	257	0.3	257

Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC	LLC units	N/A		N/A	N/A	—	34	—	34

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service
Apttus Corporation	Preferred stock	N/A	N/A	N/A	6	$97	0.1%	$130
Apttus Corporation	Warrant	N/A	N/A	N/A	13	71	0.1	68
Centrify Corporation	LP interest	N/A	N/A	N/A	—	170	0.2	170
Centrify Corporation	LP interest	N/A	N/A	N/A	60	—	—	—
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	15	93	0.1	93
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	13	17	—	17
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	—	32	—	37
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	26	26	—	34
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	25	4	—	4
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	—	44	0.1	57
Jobvite, Inc.	Warrant	N/A	N/A	N/A	32	21	—	21
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	—	73	0.1	81
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	29	—	33
Personify, Inc.	LLC units	N/A	N/A	N/A	145	145	0.2	145
Property Brands, Inc.	Preferred stock	N/A	N/A	N/A	11	106	0.1	115
						928	1.0	1,005
Healthcare, Education and Childcare
Elite Dental Partners LLC	Common stock	N/A	N/A	N/A	—	161	0.2	161
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	—	156	0.2	156
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	2	2	—	2
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	3	33	—	33
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	—	14	—	16
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	—	—	—	1
						366	0.4	369
Leisure, Amusement, Motion Pictures, Entertainment
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	15	24	—	24
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	10	16	—	16
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	9	13	—	13
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	8	12	—	12
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	3	5	—	5
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	—	1	—	1
						71	—	71
Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A	N/A	N/A	15	15	—	13
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	60	60	0.1	60
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	6	61	0.1	75
						136	0.2	148

Total equity investments						$1,958	2.1%	$2,083

Total investments					$142,268	$142,077	164.5%	$143,659

Cash and cash equivalents
Cash						$1,320	1.5%	$1,320
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			2.00% (9)			2,333	2.7	2,333
Total cash and cash equivalents						$3,653	4.2%	$3,653

Total investments and cash and cash equivalents						$145,730	168.7%	$147,312

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

(1)
The majority of the investments bear interest at a rate that may be determined by reference to the LIBOR or Prime and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 28, 2018, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2018, as the loan may have priced or repriced based on an index rate prior to September 28, 2018.

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 1.    Organization

Golub Capital BDC 3, Inc. (“GBDC 3” and, collectively with its subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that was formed on August 1, 2017 and elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on September 29, 2017. On October 2, 2017, the date of the commencement of operations, the Company entered into subscription agreements (collectively, the "Subscription Agreements") to sell shares of GBDC 3's common stock in private placements (the "Initial Closing"). In addition, for U.S. federal income tax purposes, beginning with its tax year ended September 30, 2018, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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
(In thousands, except shares and per share data)

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

(1)	cash and cash equivalents, fair value of investments, interest receivable, and other assets and liabilities—at the spot exchange rate on the last business day of the period; and

(2)	purchases and sales of investments, income and expenses—at the exchange rates prevailing on the respective dates of such transactions.
Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. Fluctuations arising from the translation of assets other than investments and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Foreign security and currency transactions may involve certain considerations and risks not typically associated with investing in U.S. companies. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2018 and 2017, interest income included $226 and $5 of accretion of discounts and origination fees, respectively. For the three months ended December 31, 2018 and 2017, the Company received loan origination fees of $1,335 and $283, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2018, and 2017, the Company recorded PIK income of $17 and $0, respectively, and received PIK payments in cash of $0 and $0, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three months ended December 31, 2018 and 2017, the Company recorded prepayment premium fee income of $61 and $0, respectively.

For the three months ended December 31, 2018 and 2017, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, of $3,993 and $31, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three months ended December 31, 2018 and 2017 the Company did not record dividend income or return of capital distributions.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Consolidated Statements of Operations.

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of each of

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

December 31, 2018 and September 30, 2018, the Company had no portfolio company investments on non-accrual status.

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company has made, and intends to continue to make, the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2018 and 2017, the Company incurred $0 and $0, respectively, for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2018. The Company's tax return for the 2017 tax year remains subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2018 and September 30, 2018, the Company had deferred debt issuance costs of $327 and $493, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three months ended December 31, 2018 and 2017 was $170 and $0, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Securities Exchange Commission (“SEC”) Disclosure Update and Simplification: In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”), amending certain disclosure requirements intended to facilitate the disclosure of information to investors and simplify compliance. The SEC Release is effective for all filings on or after November 5, 2018. The Company first adopted the SEC Release for the fiscal year ended September 30, 2018. The SEC Release required presentation changes to the Company's Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, distributable earnings on the Consolidated Statements of Financial Condition, as three components: 1) undistributed net investment income; 2) net unrealized appreciation (depreciation) on investments; and 3) net realized gain (loss) on investments and presented distributions from distributable earnings on the Consolidated Statements of Changes in Net Assets as two components: 1) distributions from net investment income; and 2) distributions from realized gain. In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to the Consolidated Statements of Changes in Net Assets for the period ended December 31, 2017.
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

As of December 31, 2018 and September 30, 2018, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2018		As of September 30, 2018
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$494,266	$160,063	$470,441	$85,923
Total	$494,266	$160,063	$470,441	$85,923

As of December 31, 2018 and September 30, 2018, the ratio of total contributed capital to total capital subscriptions was 32.4% and 18.3%, respectively, and the Company had uncalled capital commitments of $334,203 and $384,518, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the shares of GBDC 3 common stock issued and outstanding for the three months ended December 31, 2018 and 2017:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares outstanding, September 30, 2017		700.000	$15.00	$11
Issuance of shares	10/16/17	247,466.664	15.00	3,712
Issuance of shares	11/10/17	123,733.336	15.00	1,856
Issuance of shares	12/04/17	123,733.336	15.00	1,856
Issuance of shares	12/21/17	421,200.000	15.00	6,317
Issuance of shares	12/29/17	140,400.003	15.00	2,106
Shares issued for capital drawdowns		1,056,533.339	$15.00	$15,847

Issuance of shares (1)	12/28/17	1,663.021	15.00	25
Shares issued through DRIP		1,663.021	$15.00	$25
Shares outstanding, December 31, 2017		1,058,896.360	$15.00	$15,883

Shares outstanding, September 30, 2018		5,815,002.633	$15.00	$87,225
Issuance of shares	10/15/18	659,020.644	15.00	9,885
Issuance of shares	10/26/18	988,531.000	15.00	14,828
Issuance of shares	11/26/18	988,531.000	15.00	14,828
Issuance of shares	12/17/18	2,306,572.356	15.00	34,599
Shares issued for capital drawdowns		4,942,655.000	$15.00	$74,140

Issuance of shares (1)	11/27/18	49,178.285	15.00	738
Issuance of shares (1)	12/28/18	53,153.132	15.00	797
Shares issued through DRIP		102,331.417	$15.00	$1,535
Shares outstanding, December 31, 2018		10,859,989.050	$15.00	$162,900

(1)	Shares issued through the DRIP.

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

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) and is payable quarterly in arrears. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GBDC 3, the base

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods ending on or prior to the earlier of (1) the date of pricing of an initial public offering or listing on a national securities exchange of the shares of common stock of GBDC 3 or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement as described above. For the three months ended December 31, 2018 and 2017, the base management fees incurred by the Company were $646 and $21, respectively, and the base management fees irrevocably waived by the Investment Adviser were $176 and $6, respectively.

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

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before considering any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed ‘‘hurdle rate’’ of 1.5% quarterly. If market interest rates rise, the Company may be able to invest funds in debt instruments that provide for a higher return, which would increase the Company’s Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Income Incentive Fee. Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of the Company’s total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) used to calculate the base management fee.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

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

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the three months ended December 31, 2018 and 2017, the Income Incentive Fee incurred was $406 and $0, respectively.

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

For the three months ended December 31, 2018 and 2017, the Income Incentive Fee irrevocably waived by the Investment Adviser was $18 and $0, respectively.

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
(In thousands, except shares and per share data)

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

For the three months ended December 31, 2018 and 2017, the Capital Gain Incentive incurred was $148 and $11, respectively.

The Capital Gain Incentive fee is calculated on a cumulative basis from September 29, 2017 through the end of each calendar year or termination of the Investment Advisory Agreement. For periods ending on or prior to the date of the closing of a Liquidity Event, the Investment Adviser has agreed to irrevocably waive that portion of the Capital Gain Incentive Fee, calculated as described above, in excess of 15.0% of the Capital Gain Incentive Fee Base, provided that any amounts so waived shall be deemed paid to the Investment Adviser for purposes of determining the Capital Gain Incentive Fee payable after the closing of a public offering or listing.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of December 31, 2018 and September 30, 2018. For the three months ended December 31, 2018 and 2017, the Capital Gain Incentive Fee waived by the Investment Adviser was $37 and $3, respectively.

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

As of December 31, 2018 and September 30, 2018, included in management and incentive fees payable on the Consolidated Statements of Financial Condition was $275 and $163, respectively, for accruals for the Capital Gain Incentive Fee (net of waiver) under GAAP, none of which was payable pursuant to the Investment Advisory Agreement.

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
(In thousands, except shares and per share data)

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the three months ended December 31, 2018 and 2017, the Company deposited $95 and $0, respectively, into the Escrow Account. As of December 31, 2018, the Company has made deposits totaling $122 into the Escrow Account.

Administration Agreement: Pursuant to the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment and provides clerical, bookkeeping, and record-keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company's day-to-day operations. The Company reimburses the Administrator for the allocable portion (subject to the review and approval of the Board) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

As of December 31, 2018 and September 30, 2018, included in accounts payable and accrued expenses is $71 and $47, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Company agreed to reimburse the Investment Adviser for formation and costs associated with the initial closing of the Subscription Agreements incurred on its behalf up to an aggregate amount of $700. Any costs in excess of $700 will be borne by the Investment Adviser. Since our formation on August 1, 2017, formation and initial closing costs paid by the Investment Adviser on behalf of the Company and reimbursed by the Company totaled $199.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The Investment Adviser voluntarily agreed to irrevocably waive reimbursement of certain professional fees incurred by the Investment Adviser on the Company's behalf during the quarter ended December 31, 2017. For the three months ended December 31, 2017, the professional fee reimbursement irrevocably waived by the Investment Adviser was $112, which was reimbursed by the Investment Adviser in cash to the Company during the three months ended March 31, 2018.

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2018 and 2017 were $140 and $0, respectively. As of December 31, 2018 and September 30, 2018, included in accounts payable and accrued expenses were $173 and $140 for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. On October 1, 2018, GCOP LLC, entered into a Subscription Agreement for an aggregate purchase price of $10,000. As of December 31, 2018, the Company has issued 101,337.956 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $1,520.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate purchase price of $27,500. As of December 31, 2018, the Company has issued 733,333.333 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $11,000.

On October 2, 2017, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the “Revolver”) with a maximum credit limit of $40,000 and with an expiration date of October 2, 2020.

Note 5.    Investments

Investments as of December 31, 2018 and September 30, 2018 consisted of the following:

	As of December 31, 2018			As of September 30, 2018
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$44,849	$44,270	$44,631	$19,102	$18,804	$19,052
One stop	188,665	186,009	187,581	123,084	121,233	122,442
Subordinated debt	82	82	120	82	82	82
Equity	N/A	4,009	4,187	N/A	1,958	2,083
Total	$233,596	$234,370	$236,519	$142,268	$142,077	$143,659

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of December 31, 2018		As of September 30, 2018
Amortized Cost:
United States
Mid-Atlantic	$39,081	16.7%	$28,476	20.0%
Midwest	32,608	14.0	13,150	9.3
Northeast	9,240	3.9	9,732	6.8
Southeast	60,965	26.0	46,613	32.8
Southwest	42,059	17.9	14,912	10.5
West	44,927	19.2	29,194	20.6
Canada	5,490	2.3	—	—
Total	$234,370	100.0%	$142,077	100.0%

Fair Value:
United States
Mid-Atlantic	$39,665	16.8%	$28,841	20.1%
Midwest	33,095	14.0	13,368	9.3
Northeast	9,133	3.8	9,898	6.9
Southeast	61,483	26.0	46,878	32.6
Southwest	42,372	17.9	15,094	10.5
West	45,400	19.2	29,580	20.6
Canada	5,371	2.3	—	—
Total	$236,519	100.0%	$143,659	100.0%

The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2018 and September 30, 2018 were as follows:

	As of December 31, 2018		As of September 30, 2018
Amortized Cost:
Automobile	$4,988	2.1%	$3,328	2.3%
Beverage, Food and Tobacco	8,867	3.8	5,587	3.9
Buildings and Real Estate	19,595	8.3	6,829	4.8
Chemicals, Plastics and Rubber	2,526	1.1	2,524	1.8
Diversified/Conglomerate Manufacturing	9,553	4.1	8,637	6.1
Diversified/Conglomerate Service	128,360	54.8	81,784	57.6
Electronics	17,808	7.6	9,911	7.0
Healthcare, Education and Childcare	15,968	6.8	10,748	7.6
Insurance	1,497	0.6	—	—
Leisure, Amusement, Motion Pictures, Entertainment	3,467	1.5	3,455	2.4
Oil and Gas	6,311	2.7	5,790	4.1
Personal, Food and Miscellaneous Services	3,893	1.7	1,855	1.3
Printing and Publishing	1,623	0.7	1,629	1.1
Retail Stores	9,914	4.2	—	—
Total	$234,370	100.0%	$142,077	100.0%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of December 31, 2018		As of September 30, 2018
Fair Value:
Automobile	$5,092	2.2%	$3,407	2.4%
Beverage, Food and Tobacco	8,934	3.8	5,601	3.9
Buildings and Real Estate	19,782	8.4	6,894	4.8
Chemicals, Plastics and Rubber	2,564	1.1	2,529	1.8
Diversified/Conglomerate Manufacturing	9,710	4.1	8,756	6.1
Diversified/Conglomerate Service	129,464	54.8	82,422	57.4
Electronics	18,090	7.6	10,104	7.0
Healthcare, Education and Childcare	15,937	6.7	11,038	7.7
Insurance	1,497	0.6	—	—
Leisure, Amusement, Motion Pictures, Entertainment	3,544	1.5	3,508	2.4
Oil and Gas	6,406	2.7	5,852	4.1
Personal, Food and Miscellaneous Services	4,075	1.7	1,919	1.3
Printing and Publishing	1,638	0.7	1,629	1.1
Retail Stores	9,786	4.1	—	—
Total	$236,519	100.0%	$143,659	100.0%
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

As of December 31, 2018 and September 30, 2018, the Company and RGA had $109,375 and $15,625, respectively, of LLC equity interest subscriptions to GBDC 3 SLF, none of which were funded as of December 31, 2018 as GBDC 3 SLF has not yet commenced operations.

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
(In thousands, except shares and per share data)

fair value are based upon the best information available and may require significant management judgment or estimation.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2018 and 2017. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2018 and September 30, 2018, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

In addition, for certain debt investments, the Company may base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept. The Company generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

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
(In thousands, except shares and per share data)

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

The following table presents fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2018 and September 30, 2018:

As of December 31, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$232,332	$232,332
Equity investments(1)	—	—	4,187	4,187
Money market funds(1)(2)	4,491	—	—	4,491
Total assets, at fair value:	$4,491	$—	$236,519	$241,010

As of September 30, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$141,576	$141,576
Equity investments(1)	—	—	2,083	2,083
Money market funds(1)(2)	2,333	—	—	2,333
Total assets, at fair value:	$2,333	$—	$143,659	$145,992

(1) Refer to the Consolidated Schedule of Investments for further details.

(2)	Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2018 and 2017 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of December 31, 2018 and 2017 was $720 and $53, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2018 and 2017:

	For the three months ended December 31, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$141,576	$2,083	$143,659
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	515	52	567
Realized gain (loss) on investments	—	2	2
Funding of (proceeds from) revolving loans, net	565	—	565
Fundings of investments	92,268	2,261	94,529
PIK interest	15	—	15
Proceeds from principal payments and sales of portfolio investments	(2,833)	(211)	(3,044)
Accretion of discounts and origination fees	226	—	226
Fair value, end of period	$232,332	$4,187	$236,519

	For the three months ended December 31, 2017
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	53	—	53
Funding of (proceeds from) revolving loans, net	97	—	97
Fundings of investments	16,791	204	16,995
Accretion of discounts and origination fees	5	—	5
Fair value, end of period	$16,946	$204	$17,150

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2018 and September 30, 2018:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans(2)	$44,631	Market rate approach	Market interest rate	4.3% - 9.3% (7.4%)
		Market comparable companies	EBITDA multiples	7.4x - 22.7x (11.3x)
One stop loans(2)(3)	$187,581	Market rate approach	Market interest rate	2.0% - 12.0% (8.6%)
		Market comparable companies	EBITDA multiples	7.0x - 26.9x (15.0x)
			Revenue multiples	4.0x - 6.5x (4.7x)
Subordinated debt(2)	$120	Market rate approach	Market interest rate	8.0%
		Market comparable companies	Revenue multiples	4.0x
Equity(4)	$4,187	Market comparable companies	EBITDA multiples	7.4x - 26.9x (16.4x)
			Revenue multiples	4.0x - 5.5x (5.2x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of December 31, 2018 was determined using the market rate approach.

(3)	The Company valued $162,226 and $25,355 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)	The Company valued $3,385 and $802 of equity investments using EBITDA and revenue multiples, respectively.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans(2)	$19,052	Market rate approach	Market interest rate	4.3% - 9.0% (7.0%)
		Market comparable companies	EBITDA multiples	8.5x - 14.2x (12.0x)
One stop loans(2)(3)	$122,442	Market rate approach	Market interest rate	2.0% - 12.3% (8.7%)
		Market comparable companies	EBITDA multiples	7.0x - 26.0x (15.4x)
			Revenue multiples	4.0x - 10.2x (5.2x)
Subordinated debt(2)	$82	Market rate approach	Market interest rate	8.0%
		Market comparable companies	Revenue multiples	5.1x
Equity(4)	$2,083	Market comparable companies	EBITDA multiples	8.5x - 24.0x (16.0x)
			Revenue multiples	4.0x - 10.2x (6.8x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)
The fair value of this asset class was determined using the market rate approach as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2018 was determined using the market rate approach.

(3)	The Company valued $95,215 and $27,227 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)	The Company valued $1,678 and $405 of equity investments using EBITDA and revenue multiples, respectively.
The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

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

The following are the carrying values and fair values of the Company’s debt and other short-term borrowings as of December 31, 2018 and September 30, 2018. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of December 31, 2018		As of September 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$71,500	$71,500	$58,500	$58,500
Other short-term borrowings	7,588	7,588	—	—

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not sought or obtained either approval and, as a result, remains subject to the 200% asset coverage requirement under the 1940 Act. As of December 31, 2018, the Company’s asset coverage for borrowed amounts was 305.2%.

Revolver: On October 2, 2017, the Company entered into the Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of October 2, 2020. The Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2018 was 2.7%. As of December 31, 2018 and September 30, 2018, the Company had no outstanding debt under the Revolver. For the three months ended December 31, 2018 and 2017, the Company had borrowings on the Revolver of $0 and $18,700, respectively, and repayments on the Revolver of $0 and $4,800, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For the three months ended December 31, 2018 and 2017, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the three months ended December 31,
	2018	2017
Stated interest expense	$—	$7
Total interest expense	$—	$7
Cash paid for interest expense	—	—
Annualized average stated interest rate	N/A	1.3%
Average outstanding balance	$—	2,167

SMBC Revolver: On March 16, 2018, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation, (as amended, the “SMBC Revolver”), which as of December 31, 2018 allowed the Company to borrow up to $110,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of March 16, 2020.

The SMBC Revolver bore interest at a rate equal, at the Company's election, to either one-month LIBOR plus 1.50% per annum or Prime. In addition to the stated interest rate on the SMBC Revolver, the Company was required to pay a non-usage fee at a rate of 0.20% per annum on the unused portion of the SMBC Revolver.

The SMBC Revolver was secured by the unfunded capital commitments of certain stockholders of the Company. The Company has made customary representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the SMBC Revolver were subject to the asset coverage requirements contained in the 1940 Act.

As of December 31, 2018 and September 30, 2018, the Company had outstanding debt under the SMBC Revolver of $71,500 and $58,500, respectively. For the three months ended December 31, 2018, the Company had borrowings on the SMBC Revolver of $116,200 and repayments on the SMBC Revolver of $103,200.

For the three months ended December 31, 2018 and 2017, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the three months ended December 31,
	2018	2017
Stated interest expense	$748	$—
Facility fees	17	—
Amortization of debt issuance costs	170	—
Total interest and other debt financing expenses	$935	$—
Cash paid for interest expense	$605	—
Annualized average stated interest rate	3.9%	N/A
Average outstanding balance	$76,009	$—

Other Short-Term Borrowings:  Borrowings with original maturities of less than one year are classified as short-term.  The Company’s short-term borrowings as of December 31, 2018 are the result of an investment that was sold under a repurchase agreement.  Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860 and remains as an investment on the Consolidated Statements of Financial Condition.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of December 31, 2018, the Company had $7,588 of short-term borrowings and the fair value of the loans associated with the short-term borrowing was $7,684. For the three months ended December 31, 2018, the annualized effective interest rate on short-term borrowings was 4.9% and interest expense was $86.

The Company’s average total debt outstanding (including the debt under the Revolver, SMBC Revolver and other short-term borrowings) for the three months ended December 31, 2018 was $82,946. The Company’s average total debt outstanding (including the debt under the Revolver) for the three months ended December 31, 2017 was $2,167.

For the three months ended December 31, 2018 and 2017, the effective annualized average interest rate, which includes amortization of debt issuance costs and non-usage facility fees, if any, on the Company’s total debt outstanding was 4.9% and 1.3%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2018 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SMBC Revolver	$71,500	$—	$71,500	$—	$—
Other short-term borrowings	7,588	7,588	—	—	—
Total borrowings	$79,088	$7,588	$71,500	$—	$—

Note 8.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $76,719 and $51,432 under various undrawn revolvers and other credit facilities as of December 31, 2018 and September 30, 2018, respectively. As described in Note 5, the Company had commitments of up to $109,375 and $109,375 to GBDC 3 SLF as of December 31, 2018 and September 30, 2018, respectively, which may be contributed primarily for the purpose of funding new investments approved by the GBDC 3 investment committee. As of December 31, 2018, GBDC 3 SLF has not yet commenced operations.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of December 31, 2018 and September 30, 2018. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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
(In thousands, except shares and per share data)

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Three months ended December 31,
	2018		2017
Net asset value at beginning of period	$15.00		$15.00
Distributions declared:(2)
From net investment income	(0.31)		(0.17)
Net investment income	0.26		0.12
Net realized gain (loss) on investments and foreign currency transactions	0.00	(3)	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation(4)	0.05		0.05
Net asset value at end of period	$15.00		$15.00
Total return based on net asset value per share(5)	2.12%		1.11%
Number of common shares outstanding	10,859,989.050		1,058,896.360

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2018	2017
Ratio of net investment income to average net assets*	7.01%	3.21%
Ratio of total expenses to average net assets(6)*	7.04%	13.83%
Ratio of management fee waiver to average net assets *	(0.59)%	(0.40)%
Ratio of incentive fee waiver to average net assets	(0.05)%	(0.05)%
Ratio of professional fees waiver to average net assets	—%	(2.01)%
Ratio of net expenses to average net assets(7)*	6.40%	11.37%
Ratio of incentive fees to average net assets	0.47%	0.19%
Ratio of total expenses (without incentive fees) to average net assets*	6.57%	13.64%
Total return based on average net asset value(8)*	8.98%	7.00%
Net assets at end of period	$162,900	$15,883
Average debt outstanding	$82,946	$2,167
Average debt outstanding per share	$7.64	$2.05
Portfolio Turnover*	6.42%	0.00%
Asset coverage ratio(9)	305.20%	214.21%
Asset coverage ratio per unit(10)	$3,052	$2,142
Average market value per unit (11):
SMBC Revolver	N/A	N/A
Revolver	N/A	N/A
Other short-term borrowings	N/A	N/A

* Annualized for periods of less than one year.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

(3)	Represents an amount less than $0.01 per share.

(4)
Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of the dividend record date.

(5)	Total return based on net asset value per share assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(6)	For the three months ended December 31, 2018 and 2017, incentive fee is not annualized in the calculation.

(7)	For the three months ended December 31, 2018 and 2017, incentive fee waived and professional fees waived, if any, is not annualized in calculation.

(8)
Total return based on average net asset value is calculated as (a) the net increase in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

(9)
In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

(10)
Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(11)	Not applicable because such senior securities are not registered for public trading.
Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2018 and 2017:

	Three months ended December 31,
	2018	2017
	(In thousands, except share and per share data)
Earnings available to stockholders	$2,671	$98
Basic and diluted weighted average shares outstanding	7,877,554	370,424
Basic and diluted earnings per share	$0.34	$0.26

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2018 and 2017:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the three months ended December 31, 2018
8/7/2018	10/17/2018	12/28/2018	6,474,023.277	$0.1025	$664
11/27/2018	11/28/2018	12/28/2018	8,500,263.562	0.1212	1,030
11/27/2018	12/26/2018	2/27/2019	10,806,835.918	0.0904	977
Total dividends declared for the three months ended December 31, 2018					$2,671

For the three months ended December 31, 2017
08/02/2017	10/23/2017	12/28/2017	248,166.664	$0.0461	$11
12/06/2017	12/07/2017	12/28/2017	495,633.336	0.0583	29
12/06/2017	12/22/2017	02/26/2018	916,833.336	0.0629	58
Total dividends declared for the three months ended December 31, 2017					$98

The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2018 and 2017:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the three months ended December 31, 2018
November 27, 2018	49,178.285	$15.00	$738
December 28, 2018	53,153.132	15.00	797
	102,331.417	$15.00	$1,535

For the three months ended December 31, 2017
December 28, 2017	1,663.021	$15.00	$25
	1,663.021	$15.00	$25

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 13, 2019, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:
On November 27, 2018 and February 5, 2019, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 21, 2019	February 27, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2019 through January 31, 2019 per share
February 26, 2019	May 24, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2019 through February 28, 2019 per share
March 27, 2019	May 24, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2019 through March 31, 2019 per share
April 29, 2019	July 26, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2019 through April 30, 2019 per share

On January 1, 2019, the Company entered into Subscription Agreements with additional stockholders totaling
$14,825 in the aggregate.

On February 4, 2019, the Company entered into a revolving credit agreement (the “SB Revolver”) with Signature Bank (“SB”), as administrative agent and a lender, which allows the Company to borrow up to $175.0 million at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of February 4, 2021.

The SB Revolver bears interest at a rate, at the Company’s election, of either the one-, two- or three-month LIBOR plus 1.50% per annum or the prime rate minus 1.40%, as calculated under the SB Revolver. The revolving period under the SB Revolver commenced on February 4, 2019 and will continue through February 4, 2021. The SB Revolver is secured by the unfunded commitments of stockholders of the Company, collateral accounts and the proceeds of the foregoing.  In addition to the stated interest rate on the SB Revolver, the Company is required to pay a non-usage fee at a rate of 0.15% per annum on the unused portion of the SB Revolver.

On February 4, 2019, in connection with entry into the SB Revolver, all outstanding borrowings under the SMBC Revolver were repaid following which the SMBC Revolver was terminated. Obligations under the SMBC Revolver would have otherwise matured on March 16, 2020.

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
Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth elsewhere in this quarterly report on Form 10-Q and as "Risk Factors" in our annual report on Form 10-K for the year ended September 30, 2018.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This quarterly report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

Overview

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code. We were formed in August 2017 and commenced operations on October 2, 2017.

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of December 31, 2018, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, which was approved by our board of directors in August 2017 for a two-year term commencing September 29, 2017, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of December 31, 2018 and September 30, 2018, our portfolio at fair value was comprised of the following:

	As of December 31, 2018		As of September 30, 2018
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$44,631	18.8%	$19,052	13.3%
One stop	187,581	79.3	122,442	85.2
Subordinated debt	120	0.1	82	0.1
Equity	4,187	1.8	2,083	1.4
Total	$236,519	100.0%	$143,659	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2018 and September 30, 2018, one stop loans included $26.3 million and $27.7 million, respectively, of late stage lending loans at fair value.

As of December 31, 2018 and September 30, 2018, we had debt and equity investments in 72 and 54 portfolio companies, respectively. The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended December 31, 2018 and 2017 was as follows:

	For the three months ended December 31,
	2018	2017
Weighted average annualized income yield(1)	8.7%	7.2%
Weighted average annualized investment income yield(2)	9.1%	7.6%
Total return based on average net asset value(3)*	9.0%	7.0%
Total return based on net asset value per share(4)	2.1%	1.1%

*	Annualized for periods of less than one year

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
As of December 31, 2018, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 10.7% for stockholders taken as a whole. For the three months ended December 31, 2018 and 2017, GBDC 3 has earned a year-to-date IRR of 9.4% and 7.4%, respectively, for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Consolidated Statements of Operations.

Expenses: Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement and interest expense on our outstanding debt. We bear all out-of-pocket costs and expenses of our operations and transactions, including:

•	reimbursement to GC Advisors of organizational and offering expenses up to an aggregate amount of $700,000;

•	calculating our net asset value, or NAV (including the cost and expenses of any independent valuation firm);

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

Recent Developments

On November 27, 2018 and February 5, 2019, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 21, 2019	February 27, 2019
Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period January 1, 2019 through January 31, 2019 per share

February 26, 2019	May 24, 2019	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2019 through February 28, 2019 per share
March 27, 2019	May 24, 2019	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2019 through March 31, 2019 per share
April 29, 2019	July 26, 2019	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2019 through April 30, 2019 per share

On January 1, 2019, we entered into subscription agreements with additional stockholders totaling
$14.8 million in the aggregate.

On February 4, 2019, we entered into a revolving credit agreement, or the SB Revolver, with Signature Bank, as administrative agent and a lender, which allows us to borrow up to $175.0 million at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of February 4, 2021.

The SB Revolver bears interest at a rate at our election of either the one-, two- or three-month London Interbank Offered Rate plus 1.50% per annum or the prime rate minus 1.40%, as calculated under the SB Revolver. The revolving period under the SB Revolver commenced on February 4, 2019 and will continue through February 4, 2021. The SB Revolver is secured by the unfunded commitments of certain stockholders of GBDC 3, collateral accounts and the proceeds of the foregoing.  In addition to the stated interest rate on the SB Revolver, we are required to pay a non-usage fee at a rate of 0.15% per annum on the unused portion of the SB Revolver.

On February 4, 2019, in connection with entry into the SB Revolver, all outstanding borrowings under the revolving credit facility, as amended from time to time, previously entered into between us and Sumitomo Mitsui Banking Corporation, as administrative agent, sole lead arranger and sole manager, or the SMBC Revolver, were repaid on February 4, 2019, following which the SMBC Revolver was terminated. Obligations under the SMBC Revolver would have otherwise matured on March 16, 2020.

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2018 and 2017 are as follows:

	Three Months Ended December 31,		Variances
	2018	2017	2018 vs. 2017
	(In thousands)
Interest income	$4,069	$121	$3,948
Income from accretion of discounts and origination fees	226	5	221
Fee income	65	—	65
Total investment income	4,360	126	4,234
Net expenses	2,275	81	2,194
Net investment income	2,085	45	2,040
Net realized gain (loss) on investments and foreign currency transactions	9	—	9
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	577	53	524
Net increase in net assets resulting from operations	$2,671	$98	$2,573
Average earning portfolio company investments, at fair value	$187,983	$6,575	$181,408

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful. In addition, as we have continued to raise and deploy capital we have experienced significant growth in total assets, total liabilities and net assets from December 31, 2017 to December 31, 2018. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended December 31, 2017 to the three months ended December 31, 2018 by $4.2 million primarily as a result of an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $181.4 million.

The annualized income yield by debt security type for the three months ended December 31, 2018 and 2017 was as follows:

	Three months ended December 31,
	2018	2017
Senior secured	7.2%	6.3%
One stop	8.9%	8.5%
Subordinated debt (1)	8.0%	N/A

(1)	Represents one portfolio company investment for the three months ended December 31, 2018.
Annualized income yields on one stop and other senior secured loans have increased for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 primarily due to the rise in LIBOR.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2018 and 2017:

	Three months ended December 31,		Variances
	2018	2017	2018 vs. 2017
	(In thousands)
Interest expense	$851	$7	$844
Amortization of debt issuance costs	170	—	170
Base management fee, net of waiver	470	15	455
Income incentive fee, net of waiver	388	—	388
Capital gain incentive fee accrued under GAAP, net of waiver	111	8	103
Professional fees, net of waiver	188	24	164
Administrative service fee	70	4	66
General and administrative expenses	27	23	4
Net expenses	$2,275	$81	$2,194
Average debt outstanding	$82,946	$2,167	$80,779

Interest Expense

Interest and other debt financing expenses increased by $0.8 million from the three months ended December 31, 2017 to the three months ended December 31, 2018 primarily due to an increase in the weighted average of outstanding borrowings of $80.8 million and an increase in LIBOR, which is the index that determines the interest rate on the majority of our floating rate liabilities. The increase in our weighted average debt outstanding was driven by an increase in the weighted average debt outstanding balance under the SMBC Revolver. The effective annualized average interest rate on our outstanding debt increased to 4.9% for the three months ended December 31, 2018 from 1.3% for the three months ended December 31, 2017 primarily due to higher interest rates for borrowings under the SMBC Revolver, and an increase in amortization of debt issuance costs and an increase in LIBOR.

Management Fees

The base management fee increased as a result of a sequential increase in average assets from the three months ended December 31, 2017 to the three months ended December 31, 2018.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.4 million from the three months ended December 31, 2017 to the three months ended December 31, 2018 primarily as a result of the increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements). For the three months ended December 31, 2018, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 15.0%.

We recorded an accrual for the capital gain incentive fee under GAAP of $0.1 million and $0.0 million for the three months ended December 31, 2018 and 2017, respectively, which was primarily due to unrealized appreciation in the investment portfolio. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

As of December 31, 2018 and September 30, 2018, the cumulative capital gain incentive fee accrual in accordance with GAAP was $0.3 million and $0.2 million, respectively, of which $0 and $0, respectively, was payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.2 million from the three months ended December 31, 2017 to the three months ended December 31, 2018. These increases are associated with increased costs to service a growing portfolio and the professional fee reimbursement irrevocably waived by GC Advisors of $0.1 million for the three months ended December 31, 2017. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three months ended December 31, 2018 were $0.1 million. During the three months ended December 31, 2017, no expenses were reimbursed by us to the Administrator.

As of December 31, 2018 and September 30, 2018, included in accounts payable and accrued expenses were $0.2 million and $0.1 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2018 and 2017:

	For the three months ended December 31, 2018	For the three months ended December 31, 2017	Variances
	(In thousands)
Net realized gain (loss) on investments	$2	$—	$2
Net realized gain (loss) on foreign currency transactions	7	—	7
Net realized gain (loss) on investments and foreign currency transactions	9	—	9
Unrealized appreciation on investments	$1,426	$58	$1,368
Unrealized (depreciation) on investments	(859)	(5)	(854)
Unrealized appreciation on foreign currency translation	10	—	10
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	$586	$53	$533

For the three months ended December 31, 2018, we had a net realized gain on investments and foreign currency transactions of less than $0.1 million primarily due to realized gains on the sale of equity investments in two portfolio companies and realized gains on foreign currency transactions.

During the three months ended December 31, 2018 and 2017, we had $1.4 million and $0.1 million in unrealized appreciation on 41 and 10 portfolio company investments, respectively, which was partially offset by $0.9 million and less than $0.1 million in unrealized depreciation on 52 and 5 portfolio company investments, respectively. Unrealized appreciation during the three months ended December 31, 2018 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value of portfolio company investments during the three months ended December 31, 2018.

Liquidity and Capital Resources

For the three months ended December 31, 2018, we experienced a net increase in cash, cash equivalents and foreign currencies of $2.8 million. During the period we used $89.5 million in operating activities, primarily as a result of fundings of portfolio investments of $94.5 million. During the same period, cash provided by financing activities was $92.3 million, primarily driven by borrowings on debt of $116.2 million, proceeds from short-term borrowings of $7.6 million and proceeds from the issuance of common shares of $73.4 million that were offset by repayments of debt of $103.2 million and distributions paid of $1.7 million.

For the three months ended December 31, 2017, we experienced a net increase in cash and cash equivalents of $12.4 million. During the period we used $17.1 million in operating activities, primarily as a result of fundings of portfolio investments of $17.0 million. During the same period, cash provided by financing activities was $29.5 million, primarily driven by borrowings on debt of $18.7 million and proceeds from the issuance of common shares of $15.6 million that were partially offset by repayments of debt of $4.8 million.

As of December 31, 2018 and September 30, 2018, we had cash, cash equivalents and foreign currencies of $6.5 million and $3.7 million, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

As of December 31, 2018, we had investor capital subscriptions totaling $494.3 million of which $160.1 million had been called and contributed, leaving $334.2 million of uncalled investor capital subscriptions.

As of September 30, 2018, we had investor capital subscriptions totaling $470.4 million of which $85.9 million had been called and contributed, leaving $384.5 million of uncalled investor capital subscriptions.

As of December 31, 2018 and September 30, 2018, the SMBC Revolver, allowed us to borrow up to $110.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2018 and September 30, 2018, we had $71.5 million and $58.5 million, respectively, outstanding under the SMBC Revolver. As of December 31, 2018, subject to leverage and borrowing base restrictions, we had $38.5 million of remaining commitments and $38.5 million of availability under the SMBC Revolver. As of September 30, 2018, subject to leverage and borrowing base restrictions, we had $51.5 million of remaining commitments and $51.5 million of availability under the SMBC Revolver.

As of December 31, 2018 and September 30, 2018, we were permitted to borrow up to $40.0 million at any one time outstanding under the terms of our unsecured revolving credit facility, or Revolver, with GC Advisors. As of December 31, 2018 and September 30, 2018, we had no amounts outstanding under the Revolver.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act, or SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are still evaluating the merits of operating with a higher leverage ratio, and have not sought or obtained either approval and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of December 31, 2018, our asset coverage for borrowed amounts was 305.2%.

As of December 31, 2018 and September 30, 2018, we had outstanding commitments to fund investments totaling $76.7 million and $51.4 million, respectively. This amount may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2018 and September 30, 2018, respectively, subject to the terms of each loan’s respective credit agreement. As of December 31, 2018 and September 30, 2018, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our SMBC Revolver and Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2018 and September 30, 2018 we had investments in 72 and 54, respectively, portfolio companies with a total fair value $236.5 million and $143.7 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2018 and 2017:

	For the three months ended December 31,
	2018		2017
	(In thousands)
	New Commitments	Percentage of Commitments	New Commitments	Percentage of Commitments
Senior secured	$31,395	25.7%	$7,677	38.0%
One stop	88,468	72.4%	12,315	61.0
Equity	2,261	1.9%	204	1.0
Total new investment commitments	$122,124	100.0%	$20,196	100.0%
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2018(1)			As of September 30, 2018(1)
	(In thousands)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured:
Performing	$44,849	$44,270	$44,631	$19,102	$18,804	$19,052
Non-accrual(2)	—	—	—	—	—	—
One stop:
Performing	188,665	186,009	187,581	123,084	121,233	122,442
Non-accrual(2)	—	—	—	—	—	—
Subordinated debt:
Performing	82	82	120	82	82	82
Non-accrual(2)	—	—	—	—	—	—
Equity	N/A	4,009	4,187	N/A	1,958	2,083
Total	$233,596	$234,370	$236,519	$142,268	$142,077	143,659

(1)	Six of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of December 31, 2018 and September 30, 2018.

(2)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.” As of December 31, 2018 and September 30, 2018, there were no loans in our portfolio that were on non-accrual.

The income yield by debt security type for the three months ended December 31, 2018 and 2017 was as follows:

	For the three months ended December 31,
	2018	2017
Senior secured	7.2%	6.3%
One stop	8.9%	8.5%
Subordinated debt	8.0%	N/A

As of December 31, 2018 and September 30, 2018, the fair value of our debt investments as a percentage of the outstanding principal value was 99.5% and 99.6%, respectively.

The following table shows the weighted average rate, spread over LIBOR of new floating rate investments and fees on investments originated during the three months ended December 31, 2018 and 2017:

	For the three months ended December 31,
	2018	2017
Weighted average rate of new investment fundings	7.7%	7.4%
Weighted average spread over LIBOR of new floating rate investment fundings	5.2%	5.9%
Weighted average fees of new investment fundings	1.5%	1.4%
Weighted average annualized income yield	8.7%	7.2%

As of December 31, 2018 and September 30, 2018, 91.3% and 95.8%, respectively, of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2018 and September 30, 2018, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $24.5 million and $22.7 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2018 and September 30, 2018:

	As of December 31, 2018		As of September 30, 2018
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$—	—%	1,585	1.1%
4	232,897	98.5	142,074	98.9
3	3,622	1.5	—	—
2	—	—	—	—
1	—	—	—	—
Total	$236,519	100.0%	$143,659	100.0%

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of December 31, 2018 is as follows:

	Payments Due by Period
	(In thousands)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SMBC Revolver	$71,500	$—	$71,500	$—	$—
Other short-term borrowings	7,588	7,588	—	—	—
Unfunded commitments (1)	76,719	76,719	—	—	—
Total contractual obligations	$155,807	$84,307	$71,500	$—	$—

(1)
Unfunded commitments represent unfunded commitments to fund investments as of December 31, 2018. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2018, subject to the terms of each loan’s respective credit agreement.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2018 and September 30, 2018, we had outstanding commitments to fund investments totaling $76.7 million and $51.4 million.

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

•
Pursuant to a letter agreement to the Investment Advisory Agreement, GC Advisors voluntarily and irrevocably waived reimbursement to GC Advisors for professional fees incurred on our behalf during the quarter ended December 31, 2017. During the three months ended December 31, 2017, the professional fee reimbursement irrevocably waived by GC Advisors was $0.1 million.

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

GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., a publicly-traded business development company (Nasdaq: GBDC), and Golub Capital Investment Corporation, an unlisted business development company, each of which focuses on investing primarily in one stop and other senior secured loans of U.S. middle-market companies. In addition, our officers and directors serve in similar capacities for Golub Capital BDC, Inc. and Golub Capital Investment Corporation. GC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of these other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2018 and 2017. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2018 and September 30, 2018, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

In addition, for certain debt investments, we may base our valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. We generally use the midpoint of the bid/ask range as our best estimate of fair value of such investment.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of December 31, 2018 and September 30, 2018, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2018 and 2017, no amounts were incurred for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2018 and September 30, 2018, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01% and 0.96%. In addition, the SMBC Revolver had a floating interest rate provision based on the one-month LIBOR that reset monthly, and the Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have similar floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of December 31, 2018 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(4,503)	$(1,736)	$(2,767)
Up 50 basis points	9,005	3,472	5,533
Up 100 basis points	18,009	6,943	11,066
Up 150 basis points	27,014	10,415	16,599
Up 200 basis points	36,018	13,886	22,132

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2018, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SMBC Revolver, the Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of December 31, 2018 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

We, GC Advisors and Golub Capital LLC may, from time to time, be involved in legal and regulatory proceedings arising out of our respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and Golub Capital LLC do not believe it is currently subject to any material legal proceedings.

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2018 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1
Revolving Credit and Security Agreement, dated as of February 4, 2019, by and between Golub Capital BDC 3, Inc., as borrower, and Signature Bank, as administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on February 8, 2019).

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

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: February 13, 2019	By:	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2019	By:	/s/ Ross A. Teune
Ross. A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)