Form 10-Q
period 2019-03-31
Golub Capital BDC 3, Inc.
filed 2019-05-14
CIK 1715268

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

As of May 14, 2019, the Registrant had 15,335,222.467 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2019	September 30, 2018
	(unaudited)
Assets
Investments, at fair value (amortized cost of $295,644 and $142,077 respectively)	$298,309	$143,659
Cash and cash equivalents	29,652	3,653
Foreign currencies (cost of $72 and $0, respectively)	72	—
Interest receivable	1,114	492
Other assets	119	196
Total Assets	$329,266	$148,000
Liabilities
Debt	$136,818	$58,500
Less unamortized debt issuance costs	425	493
Debt less unamortized debt issuance costs	136,393	58,007
Interest payable	301	136
Distributions payable	2,225	1,560
Capital calls received in advance	4,374	—
Management and incentive fees payable	1,521	729
Accounts payable and accrued expenses	422	332
Accrued trustee fees	—	11
Total Liabilities	145,236	60,775
Commitments and Contingencies (Note 8)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2019 and September 30, 2018	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized,12,268,702.801 and 5,815,002.633 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	12	6
Paid in capital in excess of par	184,017	87,218
Distributable earnings	1	1
Total Net Assets	184,030	87,225
Total Liabilities and Total Net Assets	$329,266	$148,000
Number of common shares outstanding	12,268,702.801	5,815,002.633
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Investment income
Interest income	$6,033	$645	$10,328	$771
Fee income	18	1	83	1
Total investment income	6,051	646	10,411	772
Expenses
Interest and other debt financing expenses	1,511	64	2,532	71
Base management fee	927	97	1,573	118
Incentive fee	595	30	1,149	41
Professional fees	230	164	418	321
Administrative service fee	106	12	176	16
General and administrative expenses	29	2	56	4
Total expenses	3,398	369	5,904	571
Base management fee waived (Note 4)	(253)	(26)	(429)	(32)
Incentive fee waived (Note 4)	(24)	(6)	(79)	(9)
Professional fees waived (Note 4)	—	—	—	(112)
Net expenses	3,121	337	5,396	418
Net investment income	2,930	309	5,015	354
Excise tax	—	1	—	1
Net investment income - after excise tax	2,930	308	5,015	353
Net gain (loss) on investments and foreign currency
Net realized gain (loss) on investments and foreign currency transactions:
Investments	(1)	—	1	—
Foreign currency transactions	41	—	48	—
Net realized gain (loss) on investments and foreign currency transactions	40	—	49	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation:
Investments	516	349	1,083	402
Translation of assets and liabilities in foreign currencies	(10)	—	—	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	506	349	1,083	402
Net gain (loss) on investments and foreign currency	546	349	1,132	402
Net increase in net assets resulting from operations	$3,476	$657	$6,147	$755
Per Common Share Data
Basic and diluted earnings per common share	$0.31	$0.46	$0.65	$0.85
Basic and diluted weighted average common shares outstanding	11,092,733	1,425,525	9,467,478	892,177

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

				Distributable Earnings (1)
	Common Stock		Paid in Capital in Excess of Par		Total Net Assets
	Shares	Par Amount
Balance at September 30, 2017	700.000	$—	$10	$—	$10
Issuance of common stock (2)	2,210,033.335	2	33,148	—	33,150
Net investment income	—	—	—	353	353
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	402	402
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	8,638.489	—	130	—	130
Distributions from distributable earnings (1)	—	—	—	(220)	(220)
Distributions declared and payable	—	—	—	(535)	(535)
Total increase (decrease) for six months ended March 31, 2018	2,218,671.824	2	33,278	—	33,280
Balance at March 31, 2018	2,219,371.824	$2	$33,288	$—	$33,290
Balance at December 31, 2017	1,058,896.360	$1	$15,882	$—	$15,883
Issuance of common stock (2)	1,153,499.996	1	17,301	—	17,302
Net investment income	—	—	—	308	308
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	349	349
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	6,975.468	—	105		105
Distributions from distributable earnings	—	—	—	(180)	(180)
Distributions declared and payable	—	—	—	(477)	(477)
Total increase (decrease) for the three months ended March 31, 2018	1,160,475.464	1	17,406	—	17,407
Balance at March 31, 2018	2,219,371.824	$2	$33,288	$—	$33,290
Balance at September 30, 2018	5,815,002.633	$6	$87,218	$1	$87,225
Issuance of common stock (3)	6,286,896.361	6	94,297	—	94,303
Net investment income	—	—	—	5,015	5,015
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	49	49
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	1,083	1,083
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	166,803.807	—	2,502	—	2,502
Distributions from distributable earnings	—	—	—	(2,943)	(2,943)
Distributions declared and payable	—	—	—	(3,204)	(3,204)
Total increase (decrease) for the six months ended March 31, 2019	6,453,700.168	6	96,799	—	96,805
Balance at March 31, 2019	12,268,702.801	$12	$184,017	$1	$184,030
Balance at December 31, 2018	10,859,989.050	$11	$162,888	$1	$162,900
Issuance of common stock (3)	1,344,241.361	1	20,162	—	20,163
Net investment income	—	—	—	2,930	2,930
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	40	40
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	—	—	506	506
Distributions to stockholders:					—
Stock issued in connection with dividend reinvestment plan	64,472.390	—	967	—	967
Distributions from distributable earnings	—	—	—	(1,251)	(1,251)
Distributions declared and payable	—	—	—	(2,225)	(2,225)
Total increase (decrease) for the three months ended March 31, 2019	1,408,713.751	1	21,129	—	21,130
Balance at March 31, 2019	12,268,702.801	$12	$184,017	$1	$184,030

(1)	See Note 2. Significant Accounting Policies and Recent Accounting Updates.

(2)	Refer to Note 3 for a detailed listing of the common stock issuances for the three and six months ended March 31, 2018.

(3)	Refer to Note 3 for a detailed listing of the common stock issuances for the three and six months ended March 31, 2019.

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$6,147	$755
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of deferred debt issuance costs	532	5
Accretion of discounts and origination fees	(483)	(30)
Net realized (gain) loss on investments	(1)	—
Net realized (gain) loss on foreign currency transactions	(40)	—
Net change in unrealized (appreciation) depreciation on investments	(1,083)	(402)
Proceeds from (fundings of) revolving loans, net	(1,142)	(170)
Fundings of investments	(161,614)	(42,265)
Proceeds from principal payments and sales of portfolio investments	9,708	41
PIK interest	(35)	—
Changes in operating assets and liabilities:
Interest receivable	(622)	(266)
Other assets	77	(19)
Interest payable	165	25
Management and incentive fees payable	792	103
Accounts payable and accrued expenses	90	117
Accrued trustee fees	(11)	—
Net cash (used in) provided by operating activities	(147,520)	(42,106)
Cash flows from financing activities
Borrowings on debt	228,350	69,350
Repayments of debt	(150,032)	(45,350)
Proceeds from other short-term borrowings	7,598	—
Repayments on other short-term borrowings	(7,558)	—
Capitalized debt issuance costs	(464)	(234)
Capital calls received in advance	4,374	—
Proceeds from issuance of common shares	94,303	33,110
Distributions paid	(2,980)	(91)
Net cash (used in) provided by financing activities	173,591	56,785
Net change in cash, cash equivalents and foreign currencies	26,071	14,679
Cash, cash equivalents and foreign currencies, beginning of period	3,653	11
Cash, cash equivalents and foreign currencies, end of period	$29,724	$14,690
Supplemental information:
Cash paid during the period for interest	$1,747	$41
Taxes, including excise tax, paid during the period	—	1
Distributions declared during the period	6,147	755
Supplemental disclosure of noncash financing activity:
Capital call receivable	$—	$40
Stock issued in connection with dividend reinvestment plan	2,502	130
Distributions payable	2,225	535

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of March 31,
	2019	2018
Cash and cash equivalents	$29,652	$14,690
Foreign currencies	72	—
Total cash, cash equivalents, and foreign currencies shown in the Consolidated Statements of Cash Flows	$29,724	$14,690

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Debt investments
Automobile
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.50%	11/2022	$477	$473	0.3%	$477
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.50%	11/2022	355	350	0.2	355
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.50%	11/2022	180	179	0.1	180
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.50%	11/2022	164	162	0.1	164
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.50%	11/2022	43	42	—	43
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.50%	11/2022	19	17	—	19
Power Stop, LLC	Senior loan	L + 4.75%	(c)(f)	7.35%	10/2025	679	675	0.4	679
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	04/2023	1,703	1,686	0.9	1,703
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	04/2023	724	716	0.4	724
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	04/2023	484	479	0.3	484
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	04/2023	40	40	—	40
Quick Quack Car Wash Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	04/2023	—	(12)	—	—
						4,868	4,807	2.7	4,868
Beverage, Food and Tobacco
Fintech Midco, LLC	One stop	L + 5.25%	(a)	7.75%	08/2024	4,959	4,915	2.7	4,959
Fintech Midco, LLC	One stop	L + 5.25%	(a)	7.75%	08/2024	447	443	0.2	447
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	—
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(9)	—	—
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	7.35%	12/2023	443	438	0.2	443
Flavor Producers, LLC(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(1)	—	—
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	3.50% cash/7.50% PIK	06/2023	257	255	0.1	257
Mendocino Farms, LLC(5)	One stop	L + 1.00%		N/A(6)	06/2023	—	(6)	—	—
Wood Fired Holding Corp.	One stop	L + 5.75%	(c)	8.65%	12/2023	3,202	3,172	1.7	3,202
Wood Fired Holding Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(1)	—	—
Wood Fired Holding Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(3)	—	—
						9,308	9,202	4.9	9,308
Buildings and Real Estate
MRI Software LLC	One stop	L + 5.50%	(a)	8.00%	06/2023	12,905	12,787	7.0	12,905
MRI Software LLC	One stop	L + 5.50%	(a)	8.00%	06/2023	6,860	6,801	3.7	6,860
MRI Software LLC	One stop	L + 5.50%	(a)	8.00%	06/2023	318	315	0.2	318
						20,083	19,903	10.9	20,083
Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(c)	7.84%	07/2024	2,523	2,496	1.4	2,523
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(1)	—	—
Inhance Technologies Holdings LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(7)	—	—
						2,523	2,488	1.4	2,523
Diversified/Conglomerate Manufacturing
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.61%	05/2025	1,981	1,950	1.1	1,981
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.65%	05/2023	83	82	—	83
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.60%	05/2025	61	43	—	61
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	03/2025	1,990	1,965	1.1	1,990
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	03/2025	508	502	0.3	508
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	03/2025	481	475	0.3	481
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	03/2025	448	442	0.2	448

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	03/2025	$411	$405	0.2%	$411
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	03/2025	205	203	0.1	205
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	03/2025	185	183	0.1	185
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	8.99%	03/2024	73	71	—	73
Togetherwork Holdings, LLC	One stop	L + 6.50%	(a)	9.00%	03/2025	17	16	—	17
						6,443	6,337	3.4	6,443
Diversified/Conglomerate Service
Apptio, Inc.	One stop	L + 7.25%	(a)	9.74%	01/2025	11,366	11,147	6.1	11,138
Apptio, Inc. (5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(2)	—	(2)
AutoQuotes, LLC	One stop	L + 6.00%	(c)	8.63%	11/2024	2,326	2,304	1.3	2,326
AutoQuotes, LLC	One stop	L + 6.00%		N/A(6)	11/2024	—	—	—	—
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)	8.25%	02/2024	7,191	7,105	3.9	7,191
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)	8.25%	02/2024	50	47	—	50
Caliper Software, Inc.	One stop	L + 5.50%	(a)	8.00%	11/2025	3,104	3,079	1.7	3,104
Caliper Software, Inc.	One stop	L + 5.50%	(a)	8.00%	11/2023	9	8	—	9
Centrify Corporation	One stop	L + 6.25%	(c)	8.86%	08/2024	5,260	5,189	2.8	5,154
Centrify Corporation	One stop	P + 5.25%	(f)	10.75%	08/2024	150	148	0.1	147
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.99% cash/0.50% PIK	05/2023	840	821	0.5	840
Cloudbees, Inc.	One stop	L + 9.00%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 7.50%	(a)	9.99%	03/2024	2,544	2,517	1.4	2,544
Confluence Technologies, Inc.(5)	One stop	L + 7.50%		N/A(6)	03/2024	—	(1)	—	—
Connexin Software, Inc.	One stop	L + 8.50%	(a)	11.00%	02/2024	883	872	0.5	883
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Conservice, LLC	One stop	L + 5.25%	(a)	7.75%	12/2024	897	889	0.5	897
Conservice, LLC	One stop	L + 5.25%		N/A(6)	12/2024	—	—	—	—
Datto, Inc.	One stop	L + 8.00%	(c)	10.49%	12/2022	2,201	2,168	1.2	2,201
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(1)	—	—
Digital Guardian, Inc.	One stop	L + 9.00%	(c)	10.80% cash/1.00% PIK	06/2023	1,632	1,622	0.9	1,717
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	01/2020	86	86	—	89
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	04/2019	8	8	—	9
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	06/2023	2	—	—	2
Digital Guardian, Inc.(5)	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	(1)
Digital Guardian, Inc.(5)	One stop	L + 9.00%		N/A(6)	06/2023	—	(1)	—	8
E2open, LLC	One stop	L + 5.00%	(c)	7.63%	11/2024	13,841	13,645	7.5	13,841
E2open, LLC	One stop	L + 5.00%	(c)	7.66%	11/2024	4,980	4,909	2.7	4,980
E2open, LLC(5)	One stop	L + 5.00%		N/A(6)	11/2024	—	(3)	—	—
GS Acquisitionco, Inc.	One stop	L + 5.25%	(a)	7.75%	05/2024	4,986	4,941	2.7	4,986
GS Acquisitionco, Inc.	One stop	L + 5.25%	(a)	7.75%	05/2024	4,450	4,411	2.4	4,450
GS Acquisitionco, Inc.	One stop	L + 5.25%	(c)	7.86%	05/2024	1,164	1,148	0.6	1,164
GS Acquisitionco, Inc.	One stop	L + 5.25%	(a)	7.75%	05/2024	1,074	1,065	0.6	1,074
GS Acquisitionco, Inc.(5)	One stop	L + 5.00%		N/A(6)	05/2024	—	(1)	—	—
ICIMS, Inc.	One stop	L + 6.50%	(a)	8.99%	09/2024	2,607	2,560	1.4	2,607
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
Imprivata, Inc.	Senior loan	L + 4.00%	(c)	6.60%	10/2023	1,630	1,614	0.9	1,630
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(2)	—	—
Infogix, Inc.	One stop	L + 6.00%	(c)	8.60%	04/2024	1,479	1,473	0.8	1,479

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Infogix, Inc.	One stop	L + 6.00%	(c)	8.60%	04/2024	$232	$229	0.1%	$232
Infogix, Inc.	One stop	L + 6.00%		N/A(6)	04/2024	—	—	—	—
Integral Ad Science, Inc.	One stop	L + 7.25%	(a)	8.50% cash/1.25% PIK	07/2024	2,416	2,373	1.3	2,416
Integral Ad Science, Inc.(5)	One stop	L + 7.25%		N/A(6)	07/2023	—	(1)	—	(2)
Integration Appliance, Inc.	One stop	L + 7.25%	(a)	9.74%	08/2023	9,879	9,798	5.4	9,879
Integration Appliance, Inc.	One stop	L + 7.25%	(a)	9.74%	08/2023	2	2	—	2
Invoice Cloud, Inc.	One stop	L + 6.50%	(c)	5.95% cash/3.25% PIK	02/2024	1,060	1,049	0.6	1,049
Invoice Cloud, Inc.	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	—
Invoice Cloud, Inc.(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	(8)	—	(9)
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	10.69%	11/2022	1,058	1,042	0.6	1,058
JAMF Holdings, Inc.	One stop	L + 8.00%	(a)	10.50%	11/2022	34	34	—	34
Keais Records Service, LLC	One stop	L + 4.50%	(a)	7.00%	10/2024	4,149	4,120	2.3	4,149
Keais Records Service, LLC(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(1)	—	—
Keais Records Service, LLC(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(2)	—	—
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	7.11%	03/2025	768	757	0.4	757
Learn-it Systems, LLC	Senior loan	L + 4.50%	(a)(c)	7.05%	03/2025	10	10	—	10
Learn-it Systems, LLC(5)	Senior loan	L + 4.50%		N/A(6)	03/2025	—	(9)	—	(9)
Mindbody, Inc.	One stop	L + 7.00%	(a)	9.48%	02/2025	11,692	11,577	6.3	11,575
Mindbody, Inc.(5)	One stop	L + 7.00%		N/A(6)	02/2025	—	(1)	—	(1)
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.50%	12/2022	225	224	0.1	225
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.50%	12/2022	132	131	0.1	132
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.50%	12/2022	129	128	0.1	129
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	8.10%	12/2023	757	751	0.4	757
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	8.10%	12/2023	113	112	0.1	113
Net Health Acquisition Corp.	One stop	L + 5.50%		N/A(6)	12/2023	—	—	—	—
Nextech Systems, LLC	One stop	L + 6.00%	(a)	8.50%	03/2024	3,745	3,734	2.0	3,708
Nextech Systems, LLC	One stop	L + 6.00%	(a)	8.50%	03/2024	2,083	2,063	1.1	2,062
Nextech Systems, LLC(5)	One stop	L + 6.00%		N/A(6)	03/2024	—	—	—	(1)
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.59%	11/2023	598	592	0.3	598
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)(f)	8.60%	11/2023	297	294	0.2	297
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.60%	11/2023	215	214	0.1	215
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)(c)	8.54%	11/2023	41	40	—	41
Personify, Inc.	One stop	L + 5.75%	(c)	8.35%	09/2024	3,528	3,496	1.9	3,528
Personify, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2024	—	(1)	—	—
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.50%	01/2024	2,822	2,794	1.5	2,794
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.49%	01/2024	1,139	1,128	0.6	1,128
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.50%	01/2024	930	920	0.5	920
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.50%	01/2024	401	397	0.2	397
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.50%	01/2024	341	337	0.2	337
Property Brands, Inc.	One stop	L + 6.00%	(c)	8.49%	01/2024	141	140	0.1	140
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	(1)
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(15)	—	(16)
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)	6.74%	12/2024	1,236	1,224	0.7	1,236
RegEd Aquireco, LLC	Senior loan	P + 3.25%	(f)	8.75%	12/2024	3	2	—	3
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(33)	—	—
Saba Software, Inc.	Senior loan	L + 4.50%	(a)	7.00%	05/2023	14,327	14,197	7.8	14,327

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)(f)	7.00%	12/2024	$835	$827	0.5%	$835
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	7.00%	12/2024	4	3	—	4
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.75%	06/2021	13,867	13,820	7.5	13,867
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.75%	06/2021	11	11	—	11
Trintech, Inc.	One stop	L + 6.00%	(c)	8.75%	12/2023	2,125	2,104	1.2	2,125
Trintech, Inc.	One stop	L + 6.00%	(c)	8.75%	12/2023	1,057	1,047	0.6	1,057
Trintech, Inc.	One stop	L + 6.00%	(c)	8.68%	12/2023	60	59	—	60
True Commerce, Inc.	One stop	L + 5.75%	(c)	8.35%	11/2023	1,112	1,101	0.6	1,112
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Upserve, Inc.	One stop	L + 5.50%	(a)	8.00%	07/2023	908	902	0.5	908
Upserve, Inc.	One stop	L + 5.50%	(a)	8.00%	07/2023	565	562	0.3	565
Upserve, Inc.	One stop	L + 5.50%		N/A(6)	07/2023	—	—	—	—
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(c)	8.60%	12/2023	1,631	1,608	0.9	1,631
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
						161,438	159,643	87.6	160,901
Electronics
Diligent Corporation	One stop	L + 5.50%	(d)	8.19%	04/2022	7,726	7,631	4.2	7,726
Diligent Corporation	One stop	L + 5.50%	(d)	8.35%	04/2022	3,738	3,692	2.0	3,738
Diligent Corporation	One stop	L + 5.50%	(c)	8.10%	04/2022	1,953	1,935	1.1	1,953
Diligent Corporation	One stop	L + 5.50%	(d)	8.35%	04/2022	961	950	0.5	961
Diligent Corporation	One stop	L + 5.50%	(c)(d)	8.23%	04/2022	721	706	0.4	721
Diligent Corporation	One stop	L + 5.50%	(d)	8.39%	04/2022	276	275	0.1	276
Diligent Corporation	One stop	L + 5.50%	(d)	8.19%	04/2022	97	95	0.1	97
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(60)	—	—
Episerver, Inc.(7)(8)	One stop	L + 6.00%	(a)	6.00%	10/2024	4,798	4,739	2.5	4,684
Episerver, Inc.	One stop	L + 5.75%	(a)	8.25%	10/2024	2,782	2,748	1.5	2,782
Episerver, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	—
						23,052	22,709	12.4	22,938
Finance
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	7.10%	03/2026	6,477	6,413	3.5	6,445
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	7.10%	03/2024	8	6	—	6
						6,485	6,419	3.5	6,451
Healthcare, Education and Childcare
BIO18 Borrower, LLC	One stop	L + 5.50%	(c)	8.13%	11/2024	1,781	1,760	1.0	1,781
BIO18 Borrower, LLC	One stop	L + 5.50%	(b)	8.06%	11/2024	33	32	—	33
BIO18 Borrower, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2024	—	(24)	—	—
CRH Healthcare Purchaser, Inc.	Senior loan	L + 4.50%	(c)	7.10%	12/2024	2,559	2,535	1.4	2,559
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(16)	—	—
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.75%	06/2023	748	738	0.4	748
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.75%	06/2023	655	613	0.4	655
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.75%	06/2023	614	606	0.3	614
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.75%	06/2023	586	578	0.3	586
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.75%	06/2023	562	555	0.3	562
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.75%	06/2023	8	7	—	8
ERG Buyer, LLC	One stop	L + 5.50%	(c)	8.10%	05/2024	2,325	2,295	1.2	2,185
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(2)	—	(9)
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	$—	$(49)	(0.1)%	$(229)
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.85%	05/2023	1,130	1,126	0.6	1,108
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.85%	05/2023	361	296	0.2	353
MD Now Holdings, Inc.	One stop	L + 5.00%	(c)	7.60%	08/2024	2,942	2,916	1.6	2,942
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(8)	—	—
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	9.25%	11/2023	444	439	0.2	444
ONsite Mammography, LLC	One stop	L + 6.75%	(a)(d)	9.45%	11/2023	93	91	0.1	93
ONsite Mammography, LLC	One stop	L + 6.75%	(d)	9.62%	11/2023	8	7	—	8
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(d)	7.44%	10/2023	1,307	1,292	0.7	1,307
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)(d)	7.45%	10/2023	115	113	0.1	115
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(d)	7.43%	10/2023	64	59	—	64
Upstream Intermediate, LLC	Senior loan	L + 4.00%	(a)	6.50%	01/2024	630	628	0.3	630
						16,965	16,585	9.0	16,557
Insurance
Integrity Marketing Acquisition, LLC	Senior loan	L + 4.25%	(c)	6.85%	11/2025	674	671	0.4	674
Integrity Marketing Acquisition, LLC	Senior loan	L + 4.25%	(c)	7.05%	11/2025	87	86	—	87
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%	(c)	7.38%	12/2024	819	811	0.4	819
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(4)	—	—
						1,580	1,564	0.8	1,580
Leisure, Amusement, Motion Pictures, Entertainment
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(a)	7.25%	01/2025	1,764	1,747	1.0	1,764
EOS Fitness Opco Holdings, LLC	One stop	P + 3.75%	(f)	9.25%	01/2025	6	5	—	6
EOS Fitness Opco Holdings, LLC(5)	One stop	L + 4.75%		N/A(6)	01/2025	—	(7)	—	—
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	7.25%	05/2024	2,004	1,970	1.1	2,004
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	7.25%	05/2024	1,962	1,929	1.1	1,962
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Titan Fitness, LLC	One stop	L + 4.75%	(a)	7.24%	02/2025	6,740	6,674	3.6	6,673
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(14)	—	(14)
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(2)	—	(3)
WBZ Investment LLC	One stop	L + 5.50%	(a)	8.00%	09/2024	1,441	1,428	0.8	1,441
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.98%	09/2024	179	169	0.1	179
WBZ Investment LLC	One stop	L + 5.50%		N/A(6)	09/2024	—	—	—	—
						14,096	13,898	7.7	14,012
Oil and Gas
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%	(a)	6.75%	07/2025	7,001	6,913	3.8	7,001
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(2)	—	—
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%		N/A(6)	07/2025	—	—	—	—
						7,001	6,911	3.8	7,001
Personal and Non Durable Consumer Products (Mfg. Only)
WU Holdco, Inc.	One stop	L + 5.50%	(c)	8.11%	03/2026	940	931	0.5	940
WU Holdco, Inc.	One stop	L + 5.50%		N/A(6)	03/2025	—	—	—	—
WU Holdco, Inc. (5)	One stop	L + 5.50%		N/A(6)	03/2026	—	(1)	—	—
						940	930	0.5	940

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services
Captain D's, LLC	Senior loan	L + 4.50%	(a)	6.99%	12/2023	$1,248	$1,233	0.7%	$1,248
Captain D's, LLC	Senior loan	P + 3.50%	(a)(f)	8.18%	12/2023	34	33	—	34
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.96%	04/2021	3,136	3,110	1.7	3,136
Clarkson Eyecare LLC	One stop	L + 6.25%	(a)(c)	8.75%	04/2021	99	42	0.1	99
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	7.33%	08/2023	274	252	0.1	274
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	7.31%	08/2023	149	147	0.1	149
Imperial Optical Midco Inc.	One stop	L + 4.75%		N/A(6)	08/2023	—	—	—	—
PPV Intermediate Holdings II, LLC	One stop	P + 4.00%	(f)	9.50%	05/2023	32	31	—	32
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	7	7	—	7
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2020	—	(20)	—	—
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.19%	01/2023	106	103	0.1	106
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.27%	01/2023	59	59	—	59
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.18%	01/2023	5	5	—	5
						5,149	5,002	2.8	5,149
Printing and Publishing
Messenger, LLC	One stop	L + 6.00%	(a)(f)	8.52%	08/2023	1,634	1,620	0.9	1,634
Messenger, LLC	One stop	L + 6.00%		N/A(6)	08/2023	—	—	—	—
						1,634	1,620	0.9	1,634
Retail Stores
Jet Equipment & Tools Ltd.(7)(8)(9)	One stop	L + 5.75%	(a)	7.72%	11/2024	4,321	4,271	2.3	4,194
Jet Equipment & Tools Ltd.(7)(9)	One stop	L + 5.75%	(c)	8.38%	11/2024	3,407	3,373	1.8	3,372
Jet Equipment & Tools Ltd.(7)(9)	One stop	L + 5.75%	(a)	8.25%	11/2024	1,047	1,037	0.6	1,036
Jet Equipment & Tools Ltd.(5)(7)(8)(9)	One stop	L + 5.75%		N/A(6)	11/2024	—	(2)	—	(1)
Pet Supplies Plus, LLC	Senior loan	L + 4.50%	(c)	7.10%	12/2024	3,358	3,326	1.8	3,358
Pet Supplies Plus, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2023	—	(1)	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.50%	(c)	8.10%	10/2024	939	930	0.5	939
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.50%	(c)	8.10%	10/2024	681	674	0.4	681
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.50%	(a)	8.00%	10/2024	7	7	—	7
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2024	—	(8)	—	—
						13,760	13,607	7.4	13,586
Total debt investments						$295,325	$291,625	159.7%	$293,974

Equity investments(10)(11)
Automobile
Grease Monkey International, LLC	LLC units	N/A		N/A	N/A	73	$73	0.1%	$145
Quick Quack Car Wash Holdings, LLC	LLC units	N/A		N/A	N/A	—	93	0.1	93
							166	0.2	238
Beverage, Food and Tobacco
Mendocino Farms, LLC	Common stock	N/A		N/A	N/A	59	257	0.1	241
Wood Fired Holding Corp.	LLC units	N/A		N/A	N/A	103	103	0.1	103
Wood Fired Holding Corp.	LLC units	N/A		N/A	N/A	103	—	—	—
							360	0.2	344
Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC	LLC units	N/A		N/A	N/A	—	34	—	30

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	1	$596	0.4%	$651
Caliper Software, Inc.	Common stock	N/A	N/A	N/A	53	53	—	51
Centrify Corporation	LP interest	N/A	N/A	N/A	—	170	0.1	147
Centrify Corporation	LP interest	N/A	N/A	N/A	60	—	—	—
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	15	93	—	92
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	13	17	—	31
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	—	32	—	49
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	26	26	—	36
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	25	4	—	—
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	—	44	—	71
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	—	73	—	88
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	40	—	47
Personify, Inc.	LLC units	N/A	N/A	N/A	145	145	0.1	133
Pride Midco, Inc.	Preferred stock	N/A	N/A	N/A	1	556	0.3	594
Property Brands, Inc.	LLC units	N/A	N/A	N/A	11	106	0.1	128
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	—	70	—	70
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	1	—	—	—
						2,025	1.0	2,188
Electronics
Episerver, Inc.	Common stock	N/A	N/A	N/A	17	173	0.1	187

Healthcare, Education and Childcare
BIO18 Borrower, LLC	LLC interest	N/A	N/A	N/A	47	246	0.1	246
CRH Healthcare Purchaser, Inc.	LP interest	N/A	N/A	N/A	102	102	0.1	102
Elite Dental Partners LLC	Common stock	N/A	N/A	N/A	—	161	0.1	203
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	—	165	—	87
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	2	2	—	—
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	3	33	—	39
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	—	15	—	8
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	—	—	—	—
						724	0.3	685
Insurance
Orchid Underwriters Agency, LLC	LP interest	N/A	N/A	N/A	18	18	—	18

Leisure, Amusement, Motion Pictures, Entertainment
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	15	24	—	24
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	10	16	—	16
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	9	13	—	13
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	8	12	—	12
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	3	5	—	5
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	—	—	—	—
						70	—	70

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A	N/A	N/A	15	$15	—%	$9
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	60	60	—	54
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	6	61	—	77
						136	—	140
Retail Stores
Jet Equipment & Tools Ltd.(7)(8)(9)	LLC units	N/A	N/A	N/A	—	173	0.2	284
Pet Supplies Plus, LLC	LLC units	N/A	N/A	N/A	34	34	—	34
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A	N/A	N/A	1	88	0.1	97
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A	N/A	N/A	—	18	—	20
						313	0.3	435
Total equity investments						$4,019	2.1%	$4,335

Total investments					$295,325	$295,644	161.8%	$298,309

Cash, cash equivalents, and foreign currencies
Cash and foreign currencies						$24,713	13.4%	$24,713
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			2.27% (12)			5,011	2.7	5,011
Total cash, cash equivalents and foreign currencies						$29,724	16.1%	$29,724

Total investments and cash, cash equivalents, and foreign currencies						$325,368	177.9%	$328,033

(1)
The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’), Euro Interbank Offered Rate ("EURIBOR" or "E") or Prime (‘‘P’’) and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of March 31, 2019. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of March 29, 2019, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2019, as the loan may have priced or repriced based on an index rate prior to March 29, 2019.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 2.49% as of March 29, 2019.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.56% as of March 29, 2019.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.60% as of March 29, 2019.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.66% as of March 29, 2019.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.71% as of March 29, 2019.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.50% as of March 29, 2019.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.31% as of March 29, 2019.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2019.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 6. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of March 31, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2019, total non-qualifying assets at fair value represented 7.4% of the Company’s assets calculated in accordance with the 1940 Act.

(8)
Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation.

(9)	The headquarters of this portfolio company is located in Canada.

(10)	Equity investments are non-income producing securities unless otherwise noted.

(11)	Ownership of certain equity investments may occur through a holding company or partnership.

(12)	The rate shown is the annualized seven-day yield as of March 31, 2019.

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2018
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service
Apttus Corporation	One stop	L + 7.85%	(e)	10.06%	01/2023	$1,517	$1,466	1.8%	$1,586
Bazaarvoice, Inc.	One stop	L + 8.00%	(a)	10.24%	02/2024	3,294	3,236	3.8	3,294
Bazaarvoice, Inc.	One stop	P + 7.00%	(f)	12.25%	02/2024	30	28	—	30
Browz LLC	One stop	L + 9.50%	(b)	10.17% cash/1.50% PIK	03/2023	546	540	0.6	546
Browz LLC	One stop	L + 9.50%		N/A(6)	03/2023	—	—	—	—
Centrify Corporation	One stop	L + 6.25%	(c)	8.59%	08/2024	5,286	5,208	6.0	5,233
Centrify Corporation(5)	One stop	L + 6.25%		N/A(6)	08/2024	—	(2)	—	(2)
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.61% cash/0.50% PIK	05/2023	838	817	0.9	825
Cloudbees, Inc.	One stop	L + 9.00%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 7.50%	(a)	9.65%	03/2024	2,556	2,527	2.9	2,556
Confluence Technologies, Inc.	One stop	P + 6.50%	(a)(f)	10.96%	03/2024	16	15	—	16
Connexin Software, Inc.	One stop	L + 8.50%	(a)	10.74%	02/2024	883	871	1.1	883
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Datto, Inc.	One stop	L + 8.00%	(a)	10.15%	12/2022	2,201	2,164	2.5	2,201
Datto, Inc.(5)	One stop	L + 8.00%		N/A(6)	12/2022	—	(1)	—	—
Digital Guardian, Inc.	One stop	L + 9.00%	(c)	10.33% cash/1.00% PIK	06/2023	1,623	1,612	1.9	1,623
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	01/2019	82	82	0.1	82
Digital Guardian, Inc.(5)	One stop	L + 6.00%		N/A(6)	06/2023	—	—	—	(2)
Digital Guardian, Inc.(5)	One stop	L + 9.00%		N/A(6)	06/2023	—	(1)	—	—
GS Acquisitionco, Inc.	One stop	L + 5.00%	(a)	7.25%	05/2024	5,011	4,962	5.7	4,961
GS Acquisitionco, Inc.	One stop	L + 5.00%	(a)	7.25%	05/2024	4,472	4,430	5.1	4,427
GS Acquisitionco, Inc.(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	(1)
GS Acquisitionco, Inc.(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(28)	—	(29)
ICIMS, Inc.	One stop	L + 6.50%	(c)	8.64%	09/2024	2,607	2,555	2.9	2,555
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	(1)
Imprivata, Inc.	Senior loan	L + 4.00%	(c)	6.39%	10/2023	2,599	2,571	3.0	2,599
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(2)	—	—
Infogix, Inc.	One stop	L + 6.00%	(c)	8.39%	04/2024	1,487	1,480	1.7	1,487
Infogix, Inc.	One stop	P + 5.00%	(f)	10.25%	04/2024	9	9	—	9
Integral Ad Science, Inc.	One stop	L + 7.25%	(a)	8.25% cash/1.25% PIK	07/2024	2,400	2,354	2.7	2,352
Integral Ad Science, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(1)	—	(1)
Integration Appliance, Inc.	One stop	L + 7.25%	(a)	9.36%	08/2023	9,879	9,789	11.2	9,780
Integration Appliance, Inc.	One stop	L + 7.25%		N/A(6)	08/2023	—	—	—	—
JAMF Holdings, Inc.	One stop	L + 8.00%	(c)	10.32%	11/2022	906	891	1.0	906
JAMF Holdings, Inc.(5)	One stop	L + 8.00%		N/A(6)	11/2022	—	(1)	—	—
Jobvite, Inc.	One stop	L + 8.00%	(a)	10.15%	07/2023	527	504	0.6	507
Jobvite, Inc.	One stop	L + 8.00%		N/A(6)	07/2023	—	—	—	—
Jobvite, Inc.	One stop	L + 8.00%		N/A(6)	07/2023	—	(2)	—	(3)
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.24%	12/2022	227	225	0.3	227
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.24%	12/2022	130	129	0.1	130
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.24%	12/2022	45	44	0.1	45
Net Health Acquisition Corp.	One stop	L + 5.50%	(a)	7.74%	12/2023	761	754	0.9	761
Net Health Acquisition Corp.	One stop	L + 5.50%	(a)	7.74%	12/2023	113	112	0.1	113
Net Health Acquisition Corp.(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(1)	—	—
Nextech Systems, LLC	One stop	L + 6.00%	(a)	8.24%	03/2024	3,764	3,752	4.3	3,764
Nextech Systems, LLC	One stop	L + 6.00%		N/A(6)	03/2024	—	—	—	—
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.33%	11/2023	601	594	0.7	601
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.39%	11/2023	216	215	0.2	216
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 1.    Organization

Golub Capital BDC 3, Inc. (“GBDC 3” and, collectively with its subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that was formed on August 1, 2017 and elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on September 29, 2017. On October 2, 2017, the date of the commencement of operations, the Company entered into subscription agreements (collectively, the "Subscription Agreements") to sell shares of GBDC 3's common stock in private placements (the "Initial Closing"). In addition, for U.S. federal income tax purposes, beginning with its 2018 tax year, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2019, interest income included $257 and $483, respectively, of accretion of discounts. For the three and six months ended March 31, 2018, interest income included $25 and $30, respectively, of accretion of discounts. For the three and six months ended March 31, 2019, the Company received loan origination fees of $721 and $2,056, respectively. For the three and six months ended March 31, 2018, the Company received loan origination fees of $510 and $793, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2019, the Company recorded PIK income of $20 and $37, respectively, and received PIK payments in cash of $0 and $0, respectively. For each of the three and six months ended March 31, 2018, the Company recorded PIK income of $1, respectively, and did not receive PIK payments in cash, respectively.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and six months ended March 31, 2019, fee income included $17 and $78, respectively, of prepayment premiums, which fees are non-recurring. For each of the three and six months ended March 31, 2018, fee income did not include any prepayment premiums.

For the three and six months ended March 31, 2019, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $5,276 and $9,269, respectively. For the three and six months ended March 31, 2018, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $446 and $477, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and six months ended March 31, 2019 and 2018, the Company did not record dividend income or return of capital distributions.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of each of

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

March 31, 2019 and September 30, 2018, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and six months ended March 31, 2019, no amount was incurred for U.S. federal excise tax. For the three and six months ended March 31, 2018, $1 and $1, respectively, was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2019. The Company's tax return for the 2017 tax year remains subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2019 and September 30, 2018, the Company had deferred debt issuance costs of $425 and $493, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three and six months ended March 31, 2019, was $362 and $532, respectively. Amortization expense for the three and six months ended March 31, 2018, was $5 and $5, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Securities Exchange Commission (“SEC”) Disclosure Update and Simplification: In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”), amending certain disclosure requirements intended to facilitate the disclosure of information to investors and simplify compliance. The SEC Release is effective for all filings on or after November 5, 2018. The Company first adopted the SEC Release for the fiscal year ended September 30, 2018. The SEC Release required presentation changes to the Company's Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, distributable earnings on the Consolidated Statements of Financial Condition, as three components: 1) undistributed net investment income; 2) net unrealized appreciation (depreciation) on investments; and 3) net realized gain (loss) on investments and presented distributions from distributable earnings on the Consolidated Statements of Changes in Net Assets as two components: 1) distributions from net investment income; and 2) distributions from realized gain. In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to the Consolidated Statements of Changes in Net Assets for the six months ended March 31, 2018.

The following table provides the reconciliation of the components of distributable earnings to conform to the current period presentation for the six months ended March 31, 2018:

	Total increase (decrease) for the six months ended March 31, 2018
	Capital Distributions in Excess of Net Investment	Net Unrealized Appreciation (Depreciation) on Investments	Distributable Earnings
Net investment income	$353	$—	$353
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	402	402
Net increase in net assets from operations	$353	$402	$755

The following table provides the reconciliation of the components of distributions from distributable earnings to conform to the current period presentation for the six months ended March 31, 2018:

Total increase (decrease) for the six months ended March 31, 2018
Distributions to stockholders:
Distributions from net investment income	$(220)
Distributions from distributable earnings	$(220)

Note 3.    Stockholders’ Equity

GBDC 3 is authorized to issue 1,000,000 shares of preferred stock at a par value of $0.001 per share and 100,000,000 shares of common stock at a par value of $0.001 per share. Since the commencement of operations on October 2, 2017, the Company has entered into Subscription Agreements with several investors, including with affiliates of the Investment Adviser, providing for the private placement of GBDC 3’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase GBDC 3’s common stock at a price per share equal to the most recent NAV per share as determined by the Board (subject to adjustment to the extent required by Section 23 of the 1940 Act) up to the amount of their respective capital subscriptions on an as-needed basis as determined by GBDC 3 with a minimum of 10 calendar days prior notice.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of March 31, 2019 and September 30, 2018, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2019		As of September 30, 2018
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$504,091	$180,226	$470,441	$85,923
Total	$504,091	$180,226	$470,441	$85,923

As of March 31, 2019 and September 30, 2018, the ratio of total contributed capital to total capital subscriptions was 35.8% and 18.3%, respectively, and the Company had uncalled capital commitments of $323,865 and $384,518, respectively.

The following table summarizes the shares of GBDC 3 common stock issued and outstanding for the six months ended March 31, 2019 and 2018:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares outstanding, September 30, 2017		700.000	$15.00	$10
Issuance of shares	10/16/17	247,466.664	15.00	3,712
Issuance of shares	11/10/17	123,733.336	15.00	1,856
Issuance of shares	12/04/17	123,733.336	15.00	1,856
Issuance of shares	12/21/17	421,200.000	15.00	6,317
Issuance of shares	12/29/17	140,400.003	15.00	2,106
Issuance of shares	01/29/18	230,700.004	15.00	3,461
Issuance of shares	02/23/18	461,399.996	15.00	6,921
Issuance of shares	03/29/18	461,399.996	15.00	6,921
Shares issued for capital drawdowns		2,210,033.335	$15.00	$33,150
Issuance of shares (1)	12/28/17	1,663.021	15.00	25
Issuance of shares (1)	02/26/18	6,975.468	15.00	105
Shares issued through DRIP		8,638.489	$15.00	$130
Shares outstanding, March 31, 2018		2,219,371.824	$15.00	$33,290

Shares outstanding, September 30, 2018		5,815,002.633	$15.00	$87,225
Issuance of shares	10/15/18	659,020.644	15.00	9,885
Issuance of shares	10/26/18	988,531.000	15.00	14,828
Issuance of shares	11/26/18	988,531.000	15.00	14,828
Issuance of shares	12/17/18	2,306,572.356	15.00	34,599
Issuance of shares	03/18/19	1,344,241.361	15.00	20,163
Shares issued for capital drawdowns		6,286,896.361	$15.00	$94,303

Issuance of shares (1)	11/27/18	49,178.285	15.00	738
Issuance of shares (1)	12/28/18	53,153.132	15.00	797
Issuance of shares (1)	02/27/19	64,472.390	15.00	967
Shares issued through DRIP		166,803.807	$15.00	$2,502
Shares outstanding, March 31, 2019		12,268,702.801	$15.00	$184,030

(1)	Shares issued through the DRIP.

Note 4.    Related Party Transactions

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board reapproved the Investment Advisory Agreement in May 2019. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

For the three and six months ended March 31, 2019, the base management fees incurred by the Company were $927 and $1,573, respectively, and the base management fees irrevocably waived by the Investment Adviser were $253 and $429, respectively. For the three and six months ended March 31, 2018, the base management fees incurred by the Company were $97 and $118, respectively, and and the base management fees irrevocably waived by the Investment Adviser were $26 and $32, respectively.

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

•
50.0% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Investment Adviser pursuant to the Income Incentive Fee equal 20.0% of the Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate as if a hurdle rate did not apply. This portion of Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate is referred to as the ‘‘catch-up’’ provision; and

•	20.0% of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the three and six months ended March 31, 2019, the Income Incentive Fee incurred was $503 and $909, respectively. For the three and six months ended March 31, 2018, the Income Incentive Fee incurred was $6 and $6, respectively.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2019, the Income Incentive Fee irrevocably waived by the Investment Adviser was $0 and $19, respectively. For the three and six months ended March 31, 2018, the Income Incentive Fee irrevocably waived by the Investment Adviser was $0 and $0, respectively.

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

For the three and six months ended March 31, 2019, the Capital Gain Incentive Fee incurred was $92 and $240, respectively. For the three and six months ended March 31, 2018, the Capital Gain Incentive Fee incurred was $24 and $35, respectively.

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

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of March 31, 2019 and September 30, 2018. For the three and six months ended March 31, 2019, the Capital Gain Incentive Fee irrevocably waived by the Investment Adviser was $24 and $60, respectively. For the three and six months ended March 31, 2018, the Capital Gain Incentive Fee irrevocably waived by the Investment Adviser was $6 and $9, respectively.

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

As of March 31, 2019 and September 30, 2018, included in management and incentive fees payable on the Consolidated Statements of Financial Condition was $344 and $163, respectively, for accruals for the Capital Gain Incentive Fee (net of waiver) under GAAP, none of which was payable pursuant to the Investment Advisory Agreement.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the three and six months ended March 31, 2019, the Company deposited $129 and $224, respectively, into the escrow account. For the three and six months ended March 31, 2018, the Company deposited $0 and $0, respectively, into the escrow account. As of March 31, 2019 and September 30, 2018, the Company has made deposits totaling $251 and $27 into the Escrow Account, respectively.

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

As of March 31, 2019 and September 30, 2018, included in accounts payable and accrued expenses is $106 and $47, respectively, for accrued allocated shared services under the Administration Agreement.

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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2019, were $173 and $313, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2018, were $222 and $222, respectively. As of March 31, 2019 and September 30, 2018, included in accounts payable and accrued expenses were $41 and $140 for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. On October 1, 2018, GCOP LLC, entered into a Subscription Agreement for an aggregate purchase price of $10,000. As of March 31, 2019, the Company has issued 129,419.030 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $1,941.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate purchase price of $27,500. As of March 31, 2019, the Company has issued 806,666.666 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $12,100.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

On October 2, 2017, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the “Revolver”) with a maximum credit limit of $40,000 and with an expiration date of October 2, 2020. Refer to Note 7 for discussion of the Revolver.

Note 5.    Investments

Investments as of March 31, 2019 and September 30, 2018 consisted of the following:

	As of March 31, 2019			As of September 30, 2018
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$48,165	$47,578	$48,111	$19,102	$18,804	$19,052
One stop	247,064	243,953	245,763	123,084	121,233	122,442
Subordinated debt	96	94	100	82	82	82
Equity	N/A	4,019	4,335	N/A	1,958	2,083
Total	$295,325	$295,644	$298,309	$142,268	$142,077	$143,659

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of March 31, 2019		As of September 30, 2018
Amortized Cost:
United States
Mid-Atlantic	$51,601	17.5%	$28,476	20.0%
Midwest	36,447	12.4	13,150	9.3
Northeast	10,414	3.5	9,732	6.8
Southeast	74,939	25.3	46,613	32.8
Southwest	48,929	16.5	14,912	10.5
West	64,462	21.8	29,194	20.6
Canada	8,852	3.0	—	—
Total	$295,644	100.0%	$142,077	100.0%
Fair Value:
United States
Mid-Atlantic	$52,210	17.5%	$28,841	20.1%
Midwest	36,979	12.4	13,368	9.3
Northeast	10,202	3.4	9,898	6.9
Southeast	75,574	25.3	46,878	32.6
Southwest	49,600	16.6	15,094	10.5
West	64,859	21.8	29,580	20.6
Canada	8,885	3.0	—	—
Total	$298,309	100.0%	$143,659	100.0%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2019 and September 30, 2018 were as follows:

	As of March 31, 2019		As of September 30, 2018
Amortized Cost:
Automobile	$4,973	1.7%	$3,328	2.3%
Beverage, Food and Tobacco	9,562	3.2	5,587	3.9
Buildings and Real Estate	19,903	6.7	6,829	4.8
Chemicals, Plastics and Rubber	2,522	0.9	2,524	1.8
Diversified/Conglomerate Manufacturing	6,337	2.1	8,637	6.1
Diversified/Conglomerate Service	161,668	54.7	81,784	57.6
Electronics	22,882	7.8	9,911	7.0
Finance	6,419	2.2	—	—
Healthcare, Education and Childcare	17,309	5.9	10,748	7.6
Insurance	1,582	0.5	—	—
Leisure, Amusement, Motion Pictures, Entertainment	13,968	4.7	3,455	2.4
Oil and Gas	6,911	2.3	5,790	4.1
Personal and Non Durable Consumer Products (Mfg. Only)	930	0.3	—	—
Personal, Food and Miscellaneous Services	5,138	1.7	1,855	1.3
Printing and Publishing	1,620	0.6	1,629	1.1
Retail Stores	13,920	4.7	—	—
Total	$295,644	100.0%	$142,077	100.0%

	As of March 31, 2019		As of September 30, 2018
Fair Value:
Automobile	$5,106	1.7%	$3,407	2.4%
Beverage, Food and Tobacco	9,652	3.2	5,601	3.9
Buildings and Real Estate	20,083	6.7	6,894	4.8
Chemicals, Plastics and Rubber	2,553	0.9	2,529	1.8
Diversified/Conglomerate Manufacturing	6,443	2.2	8,756	6.1
Diversified/Conglomerate Service	163,089	54.7	82,422	57.4
Electronics	23,125	7.8	10,104	7.0
Finance	6,451	2.2	—	—
Healthcare, Education and Childcare	17,242	5.8	11,038	7.7
Insurance	1,598	0.5	—	—
Leisure, Amusement, Motion Pictures, Entertainment	14,082	4.7	3,508	2.4
Oil and Gas	7,001	2.3	5,852	4.1
Personal and Non Durable Consumer Products (Mfg. Only)	940	0.3	—	—
Personal, Food and Miscellaneous Services	5,289	1.8	1,919	1.3
Printing and Publishing	1,634	0.5	1,629	1.1
Retail Stores	14,021	4.7	—	—
Total	$298,309	100.0%	$143,659	100.0%
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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of March 31, 2019 and September 30, 2018, the Company and RGA had $109,375 and $15,625, respectively, of LLC equity interest subscriptions to GBDC 3 SLF, none of which were funded as of each March 31, 2019 and September 30, 2018 as GBDC 3 SLF has not yet commenced operations.

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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2019 and 2018. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2019 and September 30, 2018, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

The following table presents fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2019 and September 30, 2018:

As of March 31, 2019	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$293,974	$293,974
Equity investments(1)	—	—	4,335	4,335
Money market funds(1)(2)	5,011	—	—	5,011
Total assets, at fair value:	$5,011	$—	$298,309	$303,320

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$141,576	$141,576
Equity investments(1)	—	—	2,083	2,083
Money market funds(1)(2)	2,333	—	—	2,333
Total assets, at fair value:	$2,333	$—	$143,659	$145,992

(1) Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2019 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2019 was $582 and $1,299, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2018 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2018 was $349 and $402, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2019 and 2018:

	For the six months ended March 31, 2019
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$141,576	$2,083	$143,659
Net change in unrealized appreciation (depreciation) on investments	892	191	1,083
Realized gain (loss) on investments	—	1	1
Funding of (proceeds from) revolving loans, net	1,142	—	1,142
Fundings of investments	159,344	2,270	161,614
PIK interest	35	—	35
Proceeds from principal payments and sales of portfolio investments	(9,498)	(210)	(9,708)
Accretion of discounts and origination fees	483	—	483
Fair value, end of period	$293,974	$4,335	$298,309

	For the six months ended March 31, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation)	402	—	402
Funding of (proceeds from) revolving loans, net	170	—	170
Fundings of investments	41,668	597	42,265
Proceeds from principal payments of portfolio investments	(41)	—	(41)
Accretion of discounts and origination fees	30	—	30
Fair value, end of period	$42,229	$597	$42,826

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2019 and September 30, 2018:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans(2)	41,660	Market rate approach	Market interest rate	4.3% - 8.8% (7.0%)
		Market comparable companies	EBITDA multiples	7.4x - 22.7x (11.7x)
	6,451	Market comparable	Broker/ Dealer bids or quotes	N/A
One stop loans(2)(3)	245,763	Market rate approach	Market interest rate	5.5% - 11.8% (8.4%)
		Market comparable companies	EBITDA multiples	7.0x - 26.5x (14.8x)
			Revenue multiples	3.0x - 9.2x (6.2x)
Subordinated debt(2)	100	Market rate approach	Market interest rate	8.0%
		Market comparable companies	Revenue multiples	3.0x
Equity(4)	4,335	Market comparable companies	EBITDA multiples	7.4x - 26.5x (15.9x)
			Revenue multiples	3.0x - 6.0x (5.6x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)
The fair value of this asset class was determined using the market rate and market comparable approaches, as applicable, as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of March 31, 2019 was determined using the market rate and market comparable companies approaches, as applicable.

(3)	The Company valued $196,354 and $49,409 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)	The Company valued $3,533 and $802 of equity investments using EBITDA and revenue multiples, respectively.

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2018	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans(2)	$19,052	Market rate approach	Market interest rate	4.3% - 9.0% (7.0%)
		Market comparable companies	EBITDA multiples	8.5x - 14.2x (12.0x)
One stop loans(2)(3)	$122,442	Market rate approach	Market interest rate	2.0% - 12.3% (8.7%)
		Market comparable companies	EBITDA multiples	7.0x - 26.0x (15.4x)
			Revenue multiples	4.0x - 10.2x (5.2x)
Subordinated debt(2)	$82	Market rate approach	Market interest rate	8.0%
		Market comparable companies	Revenue multiples	5.1x
Equity(4)	$2,083	Market comparable companies	EBITDA multiples	8.5x - 24.0x (16.0x)
			Revenue multiples	4.0x - 10.2x (6.8x)

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)
The fair value of this asset class was determined using the market rate and market comparable approaches, as applicable, as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2018 was determined using the market rate and market comparable approaches, as applicable.

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

The following are the carrying values and fair values of the Company’s debt as of March 31, 2019 and September 30, 2018. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	As of March 31, 2019		As of September 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$136,818	$136,818	$58,500	$58,500

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 7.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not sought or obtained either approval and, as a result, remains subject to the 200% asset coverage requirement under the 1940 Act. As of March 31, 2019, the Company’s asset coverage for borrowed amounts was 234.2%.

Revolver: On October 2, 2017, the Company entered into the Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of October 2, 2020. The Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2019 was 2.5%. As of March 31, 2019 and September 30, 2018, the Company had no outstanding debt under the Revolver.

For each of the three and six months ended March 31, 2019, the Company had no borrowings on the Revolver and no repayments on the Revolver. For the three and six months ended March 31, 2018, the Company had borrowings on the Revolver of $12,050 and $30,750, respectively, and repayments on the Revolver of $25,950 and $30,750, respectively.

For the three and six months ended March 31, 2019 and 2018, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Stated interest expense	$—	$32	$—	$39
Cash paid for interest expense	—	39	—	39
Annualized average stated interest rate	N/A	1.7%	N/A	1.6%
Average outstanding balance	$—	$7,836	$—	$4,970

SMBC Revolver: On March 16, 2018, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation, which prior to its termination allowed the Company to borrow up to $110,000 at anytime outstanding, subject to leverage and borrowing base restrictions (as amended, the “SMBC Revolver”). On February 4, 2019, all outstanding borrowings under the SMBC Revolver were repaid, following which the SMBC Revolver was terminated. Obligations under the SMBC Revolver would have otherwise matured on March 16, 2020.

The SMBC Revolver bore interest at a rate equal, at the Company's election, to either one-month LIBOR plus 1.50% per annum or Prime. In addition to the stated interest rate on the SMBC Revolver, the Company was required to pay a non-usage fee at a rate of 0.20% per annum on the unused portion of the SMBC Revolver.

The SMBC Revolver was secured by the unfunded capital commitments of certain stockholders of the Company. The Company made customary representations and warranties and was required to comply with various

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

covenants, reporting requirements and other customary requirements for similar credit facilities. Borrowings under the SMBC Revolver were subject to the asset coverage requirements contained in the 1940 Act.

As of March 31, 2019 and September 30, 2018, the Company had outstanding debt under the SMBC Revolver of $0 and $58,500, respectively. For the three and six months ended March 31, 2019, the Company had borrowings on the SMBC Revolver of $32,500 and $74,500, respectively, and repayments on the SMBC Revolver of $104,000 and $133,000, respectively. For the three and six months ended March 31, 2018, the Company had borrowings on the SMBC Revolver of $38,600 and $38,600, respectively, and repayments on the SMBC Revolver of $14,600 and $14,600, respectively.

For the three and six months ended March 31, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Stated interest expense	$645	$25	$1,393	$25
Facility fees	4	2	21	2
Amortization of debt issuance costs	327	5	497	5
Total interest and other debt financing expenses	$976	$32	$1,911	$32
Cash paid for interest expense	944	2	1,549	2
Annualized average stated interest rate	7.5%	4.3%	5.0%	4.3%
Average outstanding balance	$35,034	$2,351	$55,747	$1,163

SB Revolver: On February 4, 2019, the Company entered into a revolving credit agreement (the “SB Revolver”) with Signature Bank (“SB”), as administrative agent and a lender, which as of March 31, 2019, allowed the Company to borrow up to $175,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of February 4, 2021.

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

As of March 31, 2019 and September 30, 2018, the Company had outstanding debt under the SB Revolver of $136,818 and $0, respectively. For the three and six months ended March 31, 2019, the Company had borrowings on the SB Revolver of $153,850 and $153,850, respectively, and repayments on the SB Revolver of $17,032 and $17,032, respectively. For the three and six months ended March 31, 2018, the SB Revolver was not outstanding and the Company had no borrowings and repayments on the SB Revolver.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2019 and 2018, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Stated interest expense	$487	$—	$487	$—
Facility fees	12	—	12	—
Amortization of debt issuance costs	35	—	35	—
Total interest expense	$534	$—	$534	$—
Cash paid for interest expense	198	—	198	—
Annualized average stated interest rate	2.6%	N/A	2.6%	N/A
Average outstanding balance	$77,313	$—	$38,232	—

Other Short-Term Borrowings:  Borrowings with original maturities of less than one year are classified as short-term. As of March 31, 2019 and September 30, 2018, the Company had no short-term borrowings.

For the three and six months ended March 31, 2019, the annualized effective interest rate on short-term borrowings was 3.5% and 4.9%, respectively, and interest expense was $2 and $88, respectively.

For the three and six months ended March 31, 2019, the average total debt outstanding (including the debt under the Revolver, SMBC Revolver and SB Revolver) was $112,546 and $97,588, respectively. For the three and six months ended March 31, 2018, the average total debt outstanding (including the debt under the Revolver and SMBC Revolver) was $10,187 and $6,133, respectively.

For the three and six months ended March 31, 2019, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 5.4% and 5.2%, respectively. For the three and six months ended March 31, 2018, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 2.6% and 2.3%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2019 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$136,818	$—	$136,818	$—	$—
Total borrowings	$136,818	$—	$136,818	$—	$—

Note 8.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $63,445 and $51,432 under various undrawn revolvers and other credit facilities as of March 31, 2019 and September 30, 2018, respectively. As described in Note 5, the Company had commitments of up to $109,375 and $109,375 to GBDC 3 SLF as of March 31, 2019 and September 30, 2018, respectively, which may be contributed primarily for the purpose of funding new investments approved by the GBDC 3 investment committee. As of March 31, 2019, GBDC 3 SLF has not yet commenced operations.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. There were no commitments outstanding for derivative contracts as of March 31, 2019 and September 30, 2018. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Note 9. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Six months ended March 31,
	2019	2018
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income	(0.62)	(0.59)
Net investment income	0.53	0.40
Net realized gain (loss) on investments and foreign currency transactions	0.01	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation(3)	0.08	0.19
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	4.24%	3.95%
Number of common shares outstanding	12,268,702.801	2,219,371.824

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2019	2018
Ratio of net investment income to average net assets*	7.09%	5.30%
Ratio of total expenses to average net assets(5)*	7.53%	8.22%
Ratio of management fee waiver to average net assets *	(0.61)%	(0.48)%
Ratio of incentive fee waiver to average net assets	(0.06)%	—%
Ratio of professional fees waiver to average net assets	—%	(0.84)%
Ratio of net expenses to average net assets(5)(6)*	6.86%	6.90%
Ratio of incentive fees to average net assets	0.81%	0.24%
Ratio of total expenses (without incentive fees) to average net assets*	6.72%	7.98%
Total return based on average net asset value(7)*	8.69%	11.33%
Net assets at end of period	$184,030	$33,291
Average debt outstanding	$97,588	$6,133
Average debt outstanding per share	$7.95	$2.76
Portfolio Turnover*	8.52%	0.38%
Asset coverage ratio(8)	234.21%	238.57%
Asset coverage ratio per unit(9)	$2,342	$2,390
Average market value per unit (10):
SMBC Revolver	N/A	N/A
SB Revolver	N/A	N/A
Revolver	N/A	N/A

* Annualized for periods of less than one year.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

(3)
Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of the dividend record date.

(4)	Total return based on net asset value per share assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)	Expenses, other than incentive fees, are annualized for a period less than one year.

(6)	For the six months ended March 31, 2019 and 2018, incentive fee waived and professional fees waived, if any, is not annualized in calculation.

(7)
Total return based on average net asset value is calculated as (a) the net increase in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

(8)
In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

(9)
Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(10)	Not applicable because such senior securities are not registered for public trading.
Note 10. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and six months ended March 31, 2019 and 2018:

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

	Three Months Ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Earnings available to stockholders	$3,476	$657	$6,147	$755
Basic and diluted weighted average shares outstanding	11,092,733	1,425,525	9,467,478	892,177
Basic and diluted earnings per share	$0.31	$0.46	$0.65	$0.85

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2019 and 2018:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the six months ended March 31, 2019
8/7/2018	10/17/2018	12/28/2018	6,474,023.277	$0.1025	$663
11/27/2018	11/28/2018	12/28/2018	8,500,263.562	0.1212	1,030
11/27/2018	12/26/2018	2/27/2019	10,806,835.918	0.0904	977
11/27/2018	01/21/2019	2/27/2019	10,859,989.050	0.1153	1,252
02/05/2019	02/26/2019	05/24/2019	10,859,989.050	0.0809	879
02/05/2019	03/27/2019	05/24/2019	12,268,702.801	0.1097	1,346
Total dividends declared for the six months ended March 31, 2019					$6,147

For the six months ended March 31, 2018
8/2/2017	10/23/2017	12/28/2017	248,166.664	$0.0461	$11
12/6/2017	12/7/2017	12/28/2017	495,633.336	0.0583	29
12/6/2017	12/22/2017	2/26/2018	916,833.336	0.0629	58
12/6/2017	1/23/2018	2/26/2018	1,058,896.360	0.1153	122
2/6/2018	2/23/2018	5/23/2018	1,750,996.360	0.0840	147
2/6/2018	3/23/2018	5/23/2018	1,757,971.828	0.2204	388
Total dividends declared for the six months ended March 31, 2018					$755

The following table summarizes the Company’s distributions reinvested during the for the six months ended March 31, 2019 and 2018:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the six months ended March 31, 2019
November 27, 2018	49,178.285	$15.00	$738
December 28, 2018	53,153.132	15.00	797
February 27, 2019	64,472.390	15.00	967
	166,803.807	$15.00	$2,502
For the six months ended March 31, 2018
December 28, 2017	1,663.021	$15.00	$25
February 26, 2018	6,975.468	15.00	105
	8,638.489	$15.00	$130

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 12. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 14, 2019, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On February 5, 2019 and May 7, 2019 the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 29, 2019	July 26, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2019 through April 30, 2019 per share
May 17, 2019	July 26, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2019 through May 31, 2019 per share
June 14, 2019	July 26, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2019 through June 30, 2019 per share
July 19, 2019	September 27, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2019 through July 31, 2019 per share

The Company issued two capital calls to stockholders that were due on April 1, 2019 and May 3, 2019, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of shares	4/1/2019	1,344,241.361	$15.00	$20,164
Issuance of shares	5/3/2019	1,722,278.305	$15.00	$25,834

On April 1, 2019, the Company entered into Subscription Agreements with additional stockholders totaling
$12,593 in the aggregate.

On April 8, 2019, the Company entered into an amendment (the “SB Revolver Amendment”) to the documents governing the revolving credit facility dated as of February 4, 2019 by and among the Company and Signature Bank, as administrative agent and a lender (as amended, the “SB Revolver”). The SB Revolver Amendment increased the borrowing capacity under the SB Revolver to $225,000 from $175,000. The SB Revolver Amendment was effective as of April 8, 2019.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of March 31, 2019, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, which was reapproved by our board of directors in May 2019, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2019 and September 30, 2018, our portfolio at fair value was comprised of the following:

	As of March 31, 2019		As of September 30, 2018
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$48,111	16.1%	$19,052	13.3%
One stop	245,763	82.4	122,442	85.2
Subordinated debt	100	0.0*	82	0.1
Equity	4,335	1.5	2,083	1.4
Total	$298,309	100.0%	$143,659	100.0%

*	Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2019 and September 30, 2018, one stop loans included $47.2 million and $27.7 million, respectively, of late stage lending loans at fair value.

As of March 31, 2019 and September 30, 2018, we had debt and equity investments in 78 and 54 portfolio companies, respectively. The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three and six months ended March 31, 2019 and 2018 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Weighted average annualized income yield(1)	8.6%	8.6%	8.6%	8.3%
Weighted average annualized investment income yield(2)	9.0%	8.9%	9.1%	8.6%
Total return based on average net asset value(3)*	8.5%	12.5%	8.7%	11.3%
Total return based on net asset value per share(4)	2.1%	2.8%	4.2%	4.0%

*	Annualized for periods of less than one year

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
As of March 31, 2019, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 10.0% for stockholders taken as a whole. For the six months ended March 31, 2019 and 2018, GBDC 3 earned a year-to-date IRR of 11.5% and 7.4%, respectively, for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

On February 5, 2019 and May 7, 2019 the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 29, 2019	July 26, 2019
Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period April 1, 2019 through April 30, 2019 per share

May 17, 2019	July 26, 2019	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2019 through May 31, 2019 per share
June 14, 2019	July 26, 2019	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2019 through June 30, 2019 per share
July 19, 2019	September 27, 2019	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2019 through July 31, 2019 per share

We issued two capital calls to stockholders that were due on April 1, 2019 and May 3, 2019, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
				(In Thousands)
Issuance of shares	4/1/2019	1,344,241.361	$15.00	$20,164
Issuance of shares	5/3/2019	1,722,278.305	15.00	25,834

On April 1, 2019, we entered into subscription agreements with additional stockholders totaling $12.6 million in the aggregate.

On April 8, 2019, we entered into an amendment, or, the SB Revolver Amendment, to the documents governing the revolving credit facility dated as of February 4, 2019 by and among us and Signature Bank, as administrative agent and a lender or, as amended, the SB Revolver. The SB Revolver Amendment increased the borrowing capacity under the SB Revolver to $225.0 million from $175.0 million. The SB Revolver Amendment was effective as of April 8, 2019.

Consolidated Results of Operations

Consolidated operating results for the three and six months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,		Variances	Six months ended March 31,		Variances
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In thousands)			(In thousands)
Interest income	$5,776	$620	$5,156	$9,845	$741	$9,104
Income from accretion of discounts and origination fees	257	25	232	483	30	453
Fee income	18	1	17	83	1	82
Total investment income	6,051	646	5,405	10,411	772	9,639
Net expenses	3,121	337	2,784	5,396	418	4,978
Net investment income	2,930	309	2,621	5,015	354	4,661
Excise tax	—	1	(1)	—	1	(1)
Net investment income - after excise tax	2,930	308	2,622	5,015	353	4,662
Net realized gain (loss) on investments and foreign currency transactions	40	—	40	49	—	49
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	506	349	157	1,083	402	681
Net increase in net assets resulting from operations	$3,476	$657	$2,818	$6,147	$755	$5,391
Average earning portfolio company investments, at fair value	$270,585	$29,166	$241,419	$229,112	$17,882	$211,230

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful. In addition, as we have continued to raise and deploy capital we have experienced significant growth in total assets, total liabilities and net assets from March 31, 2018 to March 31, 2019. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three and six months ended March 31, 2018 to the three and six months ended March 31, 2019 by $5.4 million and $9.6 million, respectively, primarily as a result of an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $241.4 million and $211.2 million, respectively and an increase in the London Interbank Offered Rate, or LIBOR, which is the index that determines the interest rate on the majority of our floating rate investments.

The annualized income yield by debt security type for the three and six months ended March 31, 2019 and 2018 was as follows:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Senior secured	7.4%	6.6%	7.3%	6.5%
One stop	8.9%	9.1%	8.9%	9.0%
Subordinated debt (1)	8.0%	N/A	8.0%	N/A

(1)Represents one portfolio company investment for the three and six months ended March 31, 2019.

Annualized income yields on senior secured loans have increased for the three and six months ended March 31, 2019 compared to the three and six months ended March 31, 2018 primarily due to the rise in LIBOR. Annualized income yields on one stop loans have decreased for the three and six months ended March 31, 2019 compared to the three and six months ended March 31, 2018 primarily due to lower spreads on originations during the three and six months ended March 31, 2019 which was offset by an increase in LIBOR. Due to the limited number of investments and significant growth in the portfolio from March 31, 2018 to March 31, 2019, changes in investment yields may not be indicative of market conditions.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three and six months ended March 31, 2019 and 2018:

	Three months ended March 31,		Variances	Six months ended March 31,		Variances
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In thousands)			(In thousands)
Interest and facility fee expenses	$1,149	$59	$1,090	$2,000	$66	$1,934
Amortization of debt issuance costs	362	5	357	532	5	527
Base management fee, net of waiver	674	71	603	1,144	86	1,058
Income incentive fee, net of waiver	503	6	497	890	6	884
Capital gain incentive fee accrued under GAAP, net of waiver	68	18	50	180	26	154
Professional fees, net of waiver	230	164	66	418	209	209
Administrative service fee	106	12	94	176	16	160
General and administrative expenses	29	2	27	56	4	52
Net expenses	3,121	337	2,784	5,396	418	4,978
Excise tax	—	1	(1)	—	1	(1)
Net expenses - after excise tax	$3,121	$338	$2,783	$5,396	$419	$4,977
Average debt outstanding	$112,546	$10,187	$102,359	$97,588	$6,133	$91,455

Interest Expense

Interest and facility fee expenses increased from the three months ended March 31, 2018 to the three months ended March 31, 2019 by $1.1 million primarily due to an increase in the weighted average of outstanding borrowings of $102.4 million and an increase in LIBOR, which is the index that determines the interest rate on the majority of our floating rate liabilities. Interest and facility fee expense increased by $1.9 million from the six months ended March 31, 2018 to the six months ended March 31, 2019 primarily due to an increase in the weighted average of outstanding borrowings of $91.5 million and an increase in LIBOR. The increase in our weighted average debt outstanding was driven by an increase in the weighted average debt outstanding balance under the SMBC Revolver and the SB Revolver during the six months ended March 31, 2019. For more information about our outstanding borrowings for the three and six months ended March 31, 2019 and 2018, including the terms thereof, see Note 7 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

Amortization of debt issuance costs increased from the three months ended March 31, 2018 to the three months ended March 31, 2019 by $0.4 million, primarily due to the acceleration of amortization of debt issuance costs related to the termination of the revolving credit facility, as amended from time to time, previously entered into between us and Sumitomo Mitsui Banking Corporation, as administrative agent, sole lead arranger and sole manager, or the SMBC Revolver, during the three months ended March 31, 2019.

The effective annualized average interest rate on our outstanding debt increased to 5.4% for the three months ended March 31, 2019 from 2.6% for the three months ended March 31, 2018 primarily due to higher interest rates for borrowings under the SMBC Revolver and SB Revolver, an increase in LIBOR, and an increase in amortization of debt issuance costs due to the termination of the SMBC Revolver. The effective annualized average interest rate on our outstanding debt increased to 5.2% for the six months ended March 31, 2019 from 2.3% for the six months ended March 31, 2018 primarily due to higher interest rates for borrowings under the SMBC Revolver and SB Revolver, an increase in LIBOR, and an increase in amortization of debt issuance costs due to the termination of the SMBC Revolver.

Management Fees

The base management fee increased as a result of a sequential increase in average assets from the three and six months ended March 31, 2018 to the three and six months ended March 31, 2019.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.5 and $0.9 million from the three and six months ended March 31, 2018 to the three and six months ended March 31, 2019, respectively, primarily as a result of the increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements). For the three and six months ended March 31, 2019, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 15.0%.

We recorded an accrual for the Capital Gain Incentive Fee under GAAP of $0.1 million and $0.2 million for the three and six months ended March 31, 2019, respectively, and recorded an accrual for the Capital Gain Incentive Fee under GAAP of less than $0.1 million for each of the three and six months ended March 31, 2018. The Capital Gain Incentive Fee accrual under GAAP was primarily due to unrealized appreciation in the investment portfolio. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

As of March 31, 2019 and September 30, 2018, the cumulative capital gain incentive fee accrual in accordance with GAAP was $0.3 million and $0.2 million, respectively, none of which was payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.2 million and $0.4 million from the three and six months ended March 31, 2018 to the three and six months ended March 31, 2019, respectively. These increases are associated with increased costs to service a growing portfolio and the professional fee reimbursement irrevocably waived by GC Advisors of approximately $0.1 million for the three months ended December 31, 2017. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2019 were $0.2 million and $0.3 million, respectively. During the three and six months ended March 31, 2018, total expenses reimbursed by us to the Administrator were $0.2 million and $0.2 million, respectively.

As of March 31, 2019 and September 30, 2018, included in accounts payable and accrued expenses were $0.1 million and less than $0.1 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended March 31, 2019 and 2018:

	Three months ended March 31,		Variances	Six months ended March 31,		Variances
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$(1)	$—	$(1)	$1	$—	$1
Net realized gain (loss) on foreign currency transactions	41	—	41	48	—	48
Net realized gain (loss) on investments and foreign currency transactions	40	—	40	49	—	49
Unrealized appreciation on investments	$1,299	$356	$943	$2,348	$409	$1,939
Unrealized (depreciation) on investments	(783)	(7)	(776)	(1,265)	(7)	(1,258)
Unrealized appreciation on foreign currency translation	(10)	—	(10)	—	—	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	$506	$349	$157	$1,083	$402	$681

For the three and six months ended March 31, 2019, we had a net realized gain (loss) on investments and foreign currency transactions of less than $0.1 million primarily due to realized gains on foreign currency transactions. For the three and six months ended March 31, 2018, we did not record any net realized gain (loss) on investments and foreign currency transactions.

During the three and six months ended March 31, 2019, we had $1.3 million and $2.3 million in unrealized appreciation on 45 and 58 portfolio company investments, respectively, which was partially offset by $0.8 million and $1.3 million in unrealized depreciation on 61 and 53 portfolio company investments, respectively. During the three and six months ended March 31, 2018, we had $0.4 million and $0.4 million in unrealized appreciation on 22 and 22 portfolio company investments, respectively, which was partially offset by less than $0.1 million and less than $0.1 million in unrealized depreciation on 7 and 7 portfolio company investments, respectively. Unrealized appreciation during the three and six months ended March 31, 2019 and 2018 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value of portfolio company investments during the three and six months ended March 31, 2019 and 2018.

Liquidity and Capital Resources

For the six months ended March 31, 2019, we experienced a net increase in cash, cash equivalents and foreign currencies of $26.1 million. During the period we used $147.5 million in operating activities, primarily as a result of fundings of portfolio investments of $161.6 million. During the same period, cash provided by financing activities was $173.6 million, primarily driven by borrowings on debt of $228.4 million, proceeds from short-term borrowings of $7.6 million and proceeds from the issuance of common shares of $94.3 million that were offset by repayments of debt of $150.0 million, repayments on short-term borrowings of $7.6 million and distributions paid of $3.0 million.

For the six months ended March 31, 2018, we experienced a net increase in cash and cash equivalents of $14.7 million. During the period we used $42.1 million in operating activities, primarily as a result of fundings of portfolio investments of $42.3 million. During the same period, cash provided by financing activities was $56.8 million, primarily driven by borrowings on debt of $69.3 million and proceeds from the issuance of common shares of $33.1 million that were partially offset by repayments of debt of $45.4 million.

As of March 31, 2019 and September 30, 2018, we had cash, cash equivalents and foreign currencies of $29.7 million and $3.7 million, respectively. Cash and cash equivalents are available to fund new investments, pay operating expenses and pay distributions.

As of March 31, 2019, the SMBC Revolver was no longer outstanding. As of September 30, 2018, the SMBC Revolver, allowed us to borrow up to $110.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2018, we had $58.5 million outstanding under the SMBC Revolver. As of September 30, 2018, subject to leverage and borrowing base restrictions, we had $51.5 million of remaining commitments and $51.5 million of availability under the SMBC Revolver.

On February 4, 2019, we entered into the SB Revolver. As of March 31, 2019, the SB Revolver allowed the us to borrow up to $175.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2019, we had $136.8 million outstanding under the SB Revolver. As of March 31, 2019, subject to leverage and borrowing base restrictions, we had approximately $38.2 million of remaining commitments and $38.2 million of availability on the SB Revolver. Effective April 8, 2019, we entered into the SB Revolver Amendment to increase the borrowing capacity under the SB Revolver to $225.0 million from $175.0 million.

As of March 31, 2019 and September 30, 2018, we had investor capital subscriptions totaling $504.1 million and $470.4 million, respectively, of which $180.2 million and $85.9 million, respectively, had been called and contributed, leaving $323.9 million and $384.5 million of uncalled investor capital subscriptions, respectively.

As of March 31, 2019 and September 30, 2018, we were permitted to borrow up to $40.0 million at any one time outstanding under the terms of our unsecured revolving credit facility, or Revolver, with GC Advisors. As of March 31, 2019 and September 30, 2018, we had no amounts outstanding under the Revolver.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act, or SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are still evaluating the merits of operating with a higher leverage ratio, and have not sought or obtained either approval and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of March 31, 2019, our asset coverage for borrowed amounts was 234.2%.

As of March 31, 2019 and September 30, 2018, we had outstanding commitments to fund investments totaling $63.4 million and $51.4 million, respectively. This amount may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2019 and September 30, 2018, respectively, subject to the terms of each loan’s respective credit agreement. As of March 31, 2019, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our SB Revolver and Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2019 and September 30, 2018 we had investments in 78 and 54 portfolio companies, respectively, with a total fair value of $298.3 million and $143.7 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and six months ended March 31, 2019 and 2018:

	For the three months ended March 31,				For the six months ended March 31,
	2019		2018		2019		2018
	(In thousands)				(In thousands)
	New Commitments	Percentage of Commitments	New Commitments	Percentage of Commitments	New Commitments	Percentage of Commitments	New Commitments	Percentage of Commitments
Senior secured	$8,210	14.8%	$639	1.4%	$39,605	22.3%	$8,316	12.4%
One stop	47,100	85.2	46,084	97.8	135,568	76.4	58,399	86.7
Subordinated debt	10	0.0*	—	—	10	0.0*	—	—
Equity	9	0.0*	393	0.8	2,270	1.3	597	0.9
Total new investment commitments	$55,329	100.0%	$47,116	100.0%	$177,453	100.0%	$67,312	100.0%

* Represents an amount less than 0.1%
For the three and six months ended March 31, 2019, we had approximately $6.7 million and $9.5 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and six months ended March 31, 2019, we had sales of securities in 0 and 2 portfolio companies, respectively, aggregating approximately $0.0 and $0.2 million, respectively, in net proceeds.

For each of the three and six months ended March 31, 2018, we had less than $0.1 million in proceeds from principal payments and return of capital distributions of portfolio companies. For each of the three and six months ended March 31, 2019, we had no sales of securities.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2019(1)			As of September 30, 2018(1)
	(In thousands)			(In thousands)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured:
Performing	$48,165	$47,578	$48,111	$19,102	$18,804	$19,052
Non-accrual(2)	—	—	—	—	—	—
One stop:
Performing	247,064	243,953	245,763	123,084	121,233	122,442
Non-accrual(2)	—	—	—	—	—	—
Subordinated debt:
Performing	96	94	100	82	82	82
Non-accrual(2)	—	—	—	—	—	—
Equity	N/A	4,019	4,335	N/A	1,958	2,083
Total	$295,325	$295,644	$298,309	$142,268	$142,077	143,659

(1)	Six of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of March 31, 2019 and September 30, 2018.

(2)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.” As of March 31, 2019 and September 30, 2018, there were no loans in our portfolio that were on non-accrual.

As of March 31, 2019 and September 30, 2018, the fair value of our debt investments as a percentage of the outstanding principal value was 99.5% and 99.6%, respectively.

The following table shows the weighted average rate, spread over LIBOR of new floating rate investments and fees on investments originated during the three and six months ended March 31, 2019 and 2018:

	For the three months ended March 31,		For the six months ended March 31,
	2019	2018	2019	2018
Weighted average rate of new investment fundings	8.6%	8.9%	7.9%	8.2%
Weighted average spread over LIBOR of new floating rate investment fundings	6.1%	6.9%	5.4%	6.5%
Weighted average fees of new investment fundings	1.4%	1.1%	1.4%	1.2%
Weighted average annualized income yield	8.6%	8.6%	8.6%	8.3%

As of March 31, 2019 and September 30, 2018, 90.4% and 95.8%, respectively, of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans.

As of March 31, 2019 and September 30, 2018, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $28.6 million and $22.7 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2019 and September 30, 2018:

	As of March 31, 2019		As of September 30, 2018
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$4,260	1.4%	$1,585	1.1%
4	290,545	97.4	142,074	98.9
3	3,504	1.2	—	—
2	—	—	—	—
1	—	—	—	—
Total	$298,309	100.0%	$143,659	100.0%

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of March 31, 2019 is as follows:

	Payments Due by Period
	(In thousands)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$136,818	$—	$136,818	$—	$—
Unfunded commitments (1)	63,445	63,445	—	—	—
Total contractual obligations	$200,263	$63,445	$136,818	$—	$—

(1)
Unfunded commitments represent unfunded commitments to fund investments as of March 31, 2019. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of March 31, 2019, subject to the terms of each loan’s respective credit agreement. The unfunded commitments amount does not include $109.4 million of commitments as of March 31, 2019 for GBDC 3 Senior Loan Fund LLC, which is described in Note 5 Investments in the notes to our consolidated financial statements.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2019 and September 30, 2018, we had outstanding commitments to fund investments totaling $63.4 million and $51.4 million.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2019 and 2018. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of March 31, 2019 and September 30, 2018, with the exception of money market funds included in cash and cash equivalents (Level 1 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of March 31, 2019 and September 30, 2018, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and six months ended March 31, 2019, no amounts were incurred for U.S. federal excise tax. For each of the three and six months ended March 31, 2018, less than $0.1 million was incurred for U.S federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2019 and September 30, 2018, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.00% and 0.96%. In addition, the SMBC Revolver had and the SB Revolver has a floating interest rate provision based on the one-month LIBOR that resets monthly, and the Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have similar floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of March 31, 2019 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(738)	$(342)	$(396)
Up 50 basis points	1,475	684	791
Up 100 basis points	2,950	1,368	1,582
Up 150 basis points	4,425	2,052	2,373
Up 200 basis points	5,900	2,736	3,164

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2019, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SB Revolver, the Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2019 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

There have been no material changes during the six months ended March 31, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018.

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

10.2
First Amendment to Revolving Credit and Security Agreement, dated as of April 8, 2019, by and between Golub Capital BDC 3, Inc., as borrower, and Signature Bank, as administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on April 9, 2019).

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

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: May 14, 2019	By:	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019	By:	/s/ Ross A. Teune
Ross. A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)