Form 10-Q
period 2019-06-30
Golub Capital BDC 3, Inc.
filed 2019-08-13
CIK 1715268

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 13, 2019, the Registrant had 20,040,521.316 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2019	September 30, 2018
	(unaudited)
Assets
Investments, at fair value (amortized cost of $472,334 and $142,077 respectively)	$476,300	$143,659
Cash and cash equivalents	36,209	3,653
Foreign currencies (cost of $126 and $0, respectively)	126	—
Cash collateral held at broker for forward currency contracts	450	—
Interest receivable	1,372	492
Other assets	137	196
Total Assets	$514,594	$148,000
Liabilities
Debt	$231,707	$58,500
Less unamortized debt issuance costs	526	493
Debt less unamortized debt issuance costs	231,181	58,007
Other short-term borrowings (proceeds of $1,901 and $0, respectively)	1,846	—
Unrealized depreciation on forward currency contracts	70	—
Interest payable	497	136
Distributions payable	5,853	1,560
Management and incentive fees payable	2,328	729
Accounts payable and accrued expenses	725	332
Accrued trustee fees	21	11
Total Liabilities	242,521	60,775
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2019 and September 30, 2018	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 18,138,176.915 and 5,815,002.633 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	18	6
Paid in capital in excess of par	272,054	87,218
Distributable earnings	1	1
Total Net Assets	272,073	87,225
Total Liabilities and Total Net Assets	$514,594	$148,000
Number of common shares outstanding	18,138,176.915	5,815,002.633
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Investment income
Interest income	$8,504	$1,317	$18,832	$2,088
Fee income	195	—	278	1
Total investment income	8,699	1,317	19,110	2,089
Expenses
Interest and other debt financing expenses	1,760	225	4,292	296
Base management fee	1,329	200	2,902	318
Incentive fee	1,291	166	2,440	207
Professional fees	217	181	635	502
Administrative service fee	156	25	332	41
General and administrative expenses	26	12	82	16
Total expenses	4,779	809	10,683	1,380
Base management fee waived (Note 4)	(362)	(55)	(791)	(87)
Incentive fee waived (Note 4)	(273)	(23)	(352)	(32)
Professional fees waived (Note 4)	—	—	—	(112)
Net expenses	4,144	731	9,540	1,149
Net investment income	4,555	586	9,570	940
Excise tax	—	—	—	1
Net investment income - after excise tax	4,555	586	9,570	939
Net gain (loss) on investments, foreign currency, and forward currency contracts
Net realized gain (loss) on investments and foreign currency transactions:
Investments	3	—	4	—
Foreign currency transactions	8	—	56	—
Net realized gain (loss) on investments and foreign currency transactions	11	—	60	—
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts:
Investments	1,302	611	2,385	1,013
Translation of assets and liabilities in foreign currencies	55	—	55	—
Forward currency contracts	(70)	—	(70)	—
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	1,287	611	2,370	1,013
Net gain (loss) on investments, foreign currency and forward currency contracts	1,298	611	2,430	1,013
Net increase in net assets resulting from operations	$5,853	$1,197	$12,000	$1,952
Per Common Share Data
Basic and diluted earnings per common share	$0.39	$0.46	$1.04	$1.34
Basic and diluted weighted average common shares outstanding	15,480,105	2,588,187	11,471,687	1,457,514

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

				Distributable Earnings (1)
	Common Stock		Paid in Capital in Excess of Par		Total Net Assets
	Shares	Par Amount
Balance at September 30, 2017	700.000	$—	$10	$—	$10
Issuance of common stock (2)	4,472,993.323	4	67,091	—	67,095
Net investment income	—	—	—	939	939
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	1,013	1,013
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	27,849.209	—	418	—	418
Distributions from distributable earnings (1)	—	—	—	(755)	(755)
Distributions declared and payable	—	—	—	(1,197)	(1,197)
Total increase (decrease) for nine months ended June 30, 2018	4,500,842.532	4	67,509	—	67,513
Balance at June 30, 2018	4,501,542.532	$4	$67,519	$—	$67,523
Balance at March 31, 2018	2,219,371.824	$2	$33,288	$—	$33,290
Issuance of common stock (2)	2,262,959.988	2	33,943	—	33,945
Net investment income	—	—	—	586	586
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	611	611
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	19,210.720	—	288		288
Distributions from distributable earnings	—	—	—	—	—
Distributions declared and payable	—	—	—	(1,197)	(1,197)
Total increase (decrease) for the three months ended June 30, 2018	2,282,170.708	2	34,231	—	34,233
Balance at June 30, 2018	4,501,542.532	$4	$67,519	$—	$67,523
Balance at September 30, 2018	5,815,002.633	$6	$87,218	$1	$87,225
Issuance of common stock (3)	12,091,728.084	12	181,364	—	181,376
Net investment income	—	—	—	9,570	9,570
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	60	60
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	2,370	2,370
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	231,446.198	—	3,472	—	3,472
Distributions from distributable earnings	—	—	—	(6,147)	(6,147)
Distributions declared and payable	—	—	—	(5,853)	(5,853)
Total increase (decrease) for the nine months ended June 30, 2019	12,323,174.282	12	184,836	—	184,848
Balance at June 30, 2019	18,138,176.915	$18	$272,054	$1	$272,073
Balance at March 31, 2019	12,268,702.801	$12	$184,017	$1	$184,030
Issuance of common stock (3)	5,804,831.723	6	87,067	—	87,073
Net investment income	—	—	—	4,555	4,555
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	11	11
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	1,287	1,287
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	64,642.391	—	970	—	970
Distributions from distributable earnings	—	—	—	—	—
Distributions declared and payable	—	—	—	(5,853)	(5,853)
Total increase (decrease) for the three months ended June 30, 2019	5,869,474.114	6	88,037	—	88,043
Balance at June 30, 2019	18,138,176.915	$18	$272,054	$1	$272,073

(1)	See Note 2. Significant Accounting Policies and Recent Accounting Updates.

(2)	Refer to Note 3 for a detailed listing of the common stock issuances for the three and nine months ended June 30, 2018.

(3)	Refer to Note 3 for a detailed listing of the common stock issuances for the three and nine months ended June 30, 2019.

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$12,000	$1,952
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of deferred debt issuance costs	600	36
Accretion of discounts and amortization of premiums	(854)	(81)
Net realized (gain) loss on investments	(4)	—
Net realized (gain) loss on foreign currency transactions	(40)	—
Net change in unrealized (appreciation) depreciation on investments	(2,385)	(1,013)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(55)	—
Net change in unrealized (appreciation) depreciation on forward currency contracts	70	—
Proceeds from (fundings of) revolving loans, net	(1,559)	(349)
Fundings of investments	(346,315)	(87,808)
Proceeds from principal payments and sales of portfolio investments	18,619	134
PIK interest	(143)	—
Changes in operating assets and liabilities:
Cash collateral held at broker for forward currency contracts	(450)	—
Interest receivable	(880)	(293)
Other assets	59	(83)
Interest payable	361	69
Management and incentive fees payable	1,599	314
Accounts payable and accrued expenses	393	264
Accrued trustee fees	10	3
Net cash (used in) provided by operating activities	(318,974)	(86,855)
Cash flows from financing activities
Borrowings on debt	405,629	127,550
Repayments of debt	(232,422)	(97,550)
Proceeds from other short-term borrowings	9,499	—
Repayments on other short-term borrowings	(7,558)	—
Capitalized debt issuance costs	(633)	(417)
Proceeds from issuance of common shares	181,376	67,025
Distributions paid	(4,235)	(337)
Net cash (used in) provided by financing activities	351,656	96,271
Net change in cash, cash equivalents and foreign currencies	32,682	9,416
Cash, cash equivalents, and foreign currencies, beginning of the period	3,653	10
Cash, cash equivalents, and foreign currencies, end of period	$36,335	$9,426
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,331	$191
Taxes, including excise tax, paid during the period	—	1
Distributions declared during the period	12,000	1,952
Supplemental disclosure of noncash financing activity:
Capital call receivable	$—	$70
Stock issued in connection with dividend reinvestment plan	3,472	418
Distributions payable	5,853	1,197

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents and foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of June 30,
	2019	2018
Cash and cash equivalents	$36,209	$9,426
Foreign currencies	126	—
Total cash, cash equivalents, and foreign currencies shown in the Consolidated Statements of Cash Flows	$36,335	$9,426

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Debt investments
Automobile
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.40%	11/2022	$476	$472	0.2%	$476
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.40%	11/2022	354	349	0.1	354
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.40%	11/2022	180	179	0.1	180
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.40%	11/2022	163	162	0.1	163
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.40%	11/2022	55	54	—	55
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.40%	11/2022	19	17	—	19
Power Stop, LLC	Senior loan	L + 4.75%	(c)(f)	7.08%	10/2025	677	674	0.2	677
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.90%	04/2023	1,699	1,683	0.6	1,699
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.90%	04/2023	722	715	0.3	722
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.90%	04/2023	482	478	0.2	482
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.90%	04/2023	242	231	0.1	242
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.90%	04/2023	40	40	—	40
						5,109	5,054	1.9	5,109
Beverage, Food and Tobacco
Fintech Midco, LLC	One stop	L + 5.25%	(a)	7.66%	08/2024	4,947	4,904	1.8	4,947
Fintech Midco, LLC	One stop	L + 5.25%	(a)	7.66%	08/2024	445	442	0.2	445
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	—
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(8)	—	—
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	7.06%	12/2023	442	437	0.2	429
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	7.24%	12/2022	6	5	—	4
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	3.40% cash/7.50% PIK	06/2023	262	260	0.1	262
Mendocino Farms, LLC(5)	One stop	L + 1.00%		N/A(6)	06/2023	—	(5)	—	—
Wood Fired Holding Corp.	One stop	L + 5.75%	(c)	8.35%	12/2023	3,194	3,165	1.2	3,194
Wood Fired Holding Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(1)	—	—
Wood Fired Holding Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(3)	—	—
						9,296	9,195	3.5	9,281
Buildings and Real Estate
MRI Software LLC	One stop	L + 5.75%	(a)	8.16%	06/2023	12,840	12,730	4.7	12,840
MRI Software LLC	One stop	L + 5.75%	(a)	8.16%	06/2023	6,842	6,788	2.5	6,842
MRI Software LLC	One stop	L + 5.75%	(a)	8.16%	06/2023	317	314	0.1	317
MRI Software LLC(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(16)	—	—
						19,999	19,816	7.3	19,999
Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(c)	7.65%	07/2024	2,517	2,491	0.9	2,517
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(b)	7.78%	07/2024	334	327	0.1	334
Inhance Technologies Holdings LLC	One stop	P + 4.25%	(f)	9.75%	07/2024	10	9	—	10
						2,861	2,827	1.0	2,861
Diversified/Conglomerate Manufacturing
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)	6.83%	04/2026	3,855	3,781	1.4	3,797
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)	6.83%	04/2026	252	227	0.1	233
Blackbird Purchaser, Inc.	Senior loan	P + 3.50%	(f)	9.00%	04/2024	14	12	—	13
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.34%	05/2025	1,976	1,947	0.7	1,976
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.33%	05/2025	342	325	0.1	342
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.38%	05/2023	99	97	—	99
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.65%	03/2025	1,985	1,961	0.7	1,985
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.65%	03/2025	507	501	0.2	507
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.65%	03/2025	480	474	0.2	480
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.65%	03/2025	447	441	0.2	447
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.65%	03/2025	410	404	0.2	410

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.65%	03/2025	$205	$202	0.1%	$205
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.65%	03/2025	185	182	0.1	185
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.65%	03/2024	73	71	—	73
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.65%	03/2025	17	16	—	17
Togetherwork Holdings, LLC	One stop	L + 6.25%		N/A(6)	03/2025	—	—	—	—
						10,847	10,641	4.0	10,769
Diversified/Conglomerate Service
3ES Innovation, Inc.(7)(10)	One stop	L + 5.75%	(c)	8.29%	05/2025	3,661	3,580	1.3	3,578
3ES Innovation, Inc.(5)(7)(10)	One stop	L + 5.75%		N/A(6)	05/2025	—	(2)	—	(2)
Apptio, Inc.	One stop	L + 7.25%	(a)	9.67%	01/2025	12,605	12,371	4.5	12,353
Apptio, Inc. (5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(2)	—	(2)
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%	(a)(c)	7.15%	04/2026	612	606	0.2	605
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	—
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	—
Astute Holdings, Inc.	One stop	L + 6.00%	(a)	8.42%	04/2025	2,820	2,793	1.0	2,792
Astute Holdings, Inc.	One stop	L + 6.00%	(a)	8.40%	04/2025	10	9	—	9
Astute Holdings, Inc. (5)	One stop	L + 6.00%		N/A(6)	04/2025	—	(11)	—	(12)
AutoQuotes, LLC	One stop	L + 6.00%	(c)	8.53%	11/2024	2,326	2,305	0.9	2,326
AutoQuotes, LLC	One stop	L + 6.00%		N/A(6)	11/2024	—	—	—	—
Axiom Merger Sub Inc.	One stop	L + 5.50%	(b)(c)	7.99%	04/2026	1,167	1,148	0.4	1,156
Axiom Merger Sub Inc.(7)(8)	One stop	E + 5.75%	(g)	5.75%	04/2026	486	478	0.2	484
Axiom Merger Sub Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(1)	—	—
Axiom Merger Sub Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(17)	—	(13)
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)	8.15%	02/2024	7,173	7,091	2.6	7,173
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)(c)	8.12%	02/2024	130	127	0.1	130
Calabrio, Inc.	One stop	L + 6.50%	(c)	8.83%	06/2025	22,076	21,857	8.0	21,855
Calabrio, Inc. (5)	One stop	L + 6.50%		N/A(6)	06/2025	—	(1)	—	(1)
Caliper Software, Inc.	One stop	L + 6.00%	(c)(f)	8.33%	11/2025	6,759	6,675	2.5	6,759
Caliper Software, Inc.	One stop	L + 6.00%	(c)	8.33%	11/2023	100	98	0.1	100
Centrify Corporation	One stop	L + 6.25%	(c)	8.58%	08/2024	5,246	5,179	1.9	5,141
Centrify Corporation	One stop	P + 5.25%	(f)	10.75%	08/2024	150	148	0.1	147
Cloudbees, Inc.	One stop	L + 9.00%	(a)	10.94% cash/0.50% PIK	05/2023	841	823	0.3	841
Cloudbees, Inc.	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 5.50%	(a)	7.91%	03/2024	2,537	2,512	0.9	2,537
Confluence Technologies, Inc.(5)	One stop	L + 5.50%		N/A(6)	03/2024	—	(1)	—	—
Connexin Software, Inc.	One stop	L + 8.50%	(c)	10.83%	02/2024	916	905	0.3	916
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Conservice, LLC	One stop	L + 5.25%	(c)	7.58%	12/2024	895	887	0.3	895
Conservice, LLC	One stop	L + 5.25%		N/A(6)	12/2024	—	—	—	—
Digital Guardian, Inc.	One stop	L + 9.50%	(c)	9.09% cash/3.00% PIK	06/2023	1,636	1,626	0.6	1,704
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	06/2023	2	—	—	2
Digital Guardian, Inc.	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	—
Digital Guardian, Inc.(5)	One stop	L + 6.50%		N/A(6)	06/2023	—	(1)	—	6
E2open, LLC	One stop	L + 5.00%	(c)	7.52%	11/2024	13,806	13,620	5.0	13,668
E2open, LLC	One stop	L + 5.00%	(c)	7.52%	11/2024	4,968	4,900	1.8	4,918
E2open, LLC(5)	One stop	L + 5.00%		N/A(6)	11/2024	—	(3)	—	(2)
GS Acquisitionco, Inc.	One stop	L + 5.25%	(a)	7.66%	05/2024	13,326	13,203	4.9	13,326
GS Acquisitionco, Inc.	One stop	L + 5.25%	(a)	7.66%	05/2024	4,438	4,402	1.6	4,438
GS Acquisitionco, Inc.	One stop	L + 5.25%	(a)	7.66%	05/2024	1,161	1,151	0.4	1,161
GS Acquisitionco, Inc.	One stop	L + 5.25%	(a)	7.66%	05/2024	1,071	1,062	0.4	1,071

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
GS Acquisitionco, Inc.(5)	One stop	L + 5.00%		N/A(6)	05/2024	$—	$(1)	—%	$—
GS Acquisitionco, Inc.(5)	One stop	L + 5.25%		N/A(6)	05/2024	—	(6)	—	—
ICIMS, Inc.	One stop	L + 6.50%	(a)	8.90%	09/2024	2,607	2,562	1.0	2,607
ICIMS, Inc.	One stop	L + 6.50%	(a)	8.91%	06/2025	1,065	1,054	0.4	1,065
ICIMS, Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
Imprivata, Inc.	Senior loan	L + 4.00%	(c)	6.33%	10/2023	1,623	1,609	0.6	1,623
Imprivata, Inc.(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(2)	—	—
Infogix, Inc.	One stop	L + 6.00%	(c)	8.33%	04/2024	1,475	1,470	0.5	1,475
Infogix, Inc.	One stop	L + 6.00%	(c)	8.33%	04/2024	232	229	0.1	232
Infogix, Inc.	One stop	L + 6.00%	(c)	8.15%	04/2024	14	13	—	14
Integral Ad Science, Inc.	One stop	L + 7.25%	(a)	8.41% cash/1.25% PIK	07/2024	2,423	2,383	0.9	2,423
Integral Ad Science, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(1)	—	(2)
Integration Appliance, Inc.	One stop	L + 7.25%	(a)	9.69%	08/2023	14,126	14,008	5.1	13,984
Integration Appliance, Inc.	One stop	L + 7.25%		N/A(6)	08/2023	—	—	—	—
Internet Truckstop Group LLC	One stop	L + 5.50%	(a)	7.91%	04/2025	8,138	7,943	3.0	8,138
Internet Truckstop Group LLC(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(3)	—	—
Invoice Cloud, Inc.	One stop	L + 6.50%	(c)	5.79% cash/3.25% PIK	02/2024	1,069	1,059	0.4	1,069
Invoice Cloud, Inc.	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	—
Invoice Cloud, Inc.(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	(8)	—	—
JAMF Holdings, Inc.	One stop	L + 7.00%	(c)	9.53%	11/2022	1,058	1,038	0.4	1,058
JAMF Holdings, Inc.	One stop	L + 7.00%	(a)	9.41%	11/2022	34	33	—	34
Kaseya Traverse Inc	One stop	L + 6.50%	(a)	7.94% cash/1.00% PIK	05/2025	13,022	12,769	4.7	12,762
Kaseya Traverse Inc(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(17)	—	(17)
Kaseya Traverse Inc(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(2)	—	(2)
Keais Records Service, LLC	One stop	L + 4.50%	(a)	6.90%	10/2024	4,138	4,111	1.5	4,138
Keais Records Service, LLC(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(1)	—	—
Keais Records Service, LLC(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(2)	—	—
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	6.90%	03/2025	766	755	0.3	766
Learn-it Systems, LLC	Senior loan	L + 4.50%	(a)(c)	6.90%	03/2025	10	10	—	10
Learn-it Systems, LLC(5)	Senior loan	L + 4.50%		N/A(6)	03/2025	—	(8)	—	—
Litera Bidco LLC	One stop	L + 5.75%	(d)	7.95%	05/2026	459	453	0.2	459
Litera Bidco LLC	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
Litera Bidco LLC(5)	One stop	L + 5.75%		N/A(6)	05/2026	—	(3)	—	—
Litera Bidco LLC	One stop	L + 5.75%		N/A(6)	05/2026	—	—	—	—
MetricStream, Inc.	One stop	L + 7.00%	(c)	9.34%	05/2024	2,010	1,935	0.7	1,950
MetricStream, Inc.	One stop	L + 7.00%		N/A(6)	05/2024	—	—	—	—
MetricStream, Inc.(5)	One stop	L + 7.00%		N/A(6)	04/2024	—	(4)	—	1
Mindbody, Inc.	One stop	L + 7.00%	(a)	9.39%	02/2025	11,692	11,582	4.3	11,692
Mindbody, Inc.(5)	One stop	L + 7.00%		N/A(6)	02/2025	—	(1)	—	—
Ministry Brands, LLC	Senior loan	L + 4.00%	(c)	6.33%	12/2022	225	224	0.1	225
Ministry Brands, LLC	Senior loan	L + 4.00%	(c)	6.33%	12/2022	132	131	0.1	132
Ministry Brands, LLC	Senior loan	L + 4.00%	(c)	6.33%	12/2022	129	128	0.1	129
Namely, Inc.	One stop	L + 7.50%	(c)	8.56% cash/1.25% PIK	06/2024	2,091	2,067	0.8	2,064
Namely, Inc.	One stop	L + 6.25%		N/A(6)	06/2024	—	—	—	—
Namely, Inc.(5)	One stop	L + 6.25%		N/A(6)	06/2024	—	(7)	—	(7)
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	7.83%	12/2023	755	749	0.3	755
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	7.83%	12/2023	112	112	0.1	112
Net Health Acquisition Corp.	One stop	L + 5.50%		N/A(6)	12/2023	—	—	—	—
Nextech Holdings, LLC	One stop	L + 5.50%	(c)	7.90%	06/2025	18,032	17,852	6.6	17,851
Nextech Holdings, LLC	One stop	L + 5.50%	(c)	7.90%	06/2025	50	47	—	47
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(9)	—	(9)

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Nexus Brands Group, Inc.	One stop	L + 6.00%	(i)	8.43%	11/2023	$596	$591	0.2%	$596
Nexus Brands Group, Inc.	One stop	L + 6.00%	(i)	8.33%	11/2023	297	295	0.1	297
Nexus Brands Group, Inc.	One stop	L + 6.00%	(i)	8.33%	11/2023	215	214	0.1	215
Nexus Brands Group, Inc.	One stop	L + 6.00%	(h)(i)	8.42%	11/2023	40	39	—	40
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(2)	—	—
Personify, Inc.	One stop	L + 5.75%	(c)	8.08%	09/2024	3,519	3,489	1.3	3,519
Personify, Inc.	One stop	L + 5.75%	(c)	8.06%	09/2024	20	19	—	20
PlanSource Holdings, Inc.	One stop	L + 6.25%	(d)	8.81%	04/2025	2,296	2,274	0.8	2,273
PlanSource Holdings, Inc. (5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	(1)
Project Power Buyer, LLC	One stop	L + 5.75%	(c)	8.28%	05/2026	2,866	2,831	1.0	2,838
Project Power Buyer, LLC(5)	One stop	L + 5.75%		N/A(6)	05/2025	—	(1)	—	(1)
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.40%	01/2024	2,815	2,788	1.0	2,815
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.40%	01/2024	1,136	1,126	0.4	1,136
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.40%	01/2024	927	919	0.3	927
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.40%	01/2024	400	396	0.1	400
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.40%	01/2024	340	337	0.1	340
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.40%	01/2024	338	335	0.1	338
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.40%	01/2024	141	140	0.1	141
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	—
Property Brands, Inc.(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(11)	—	—
Qgenda Intermediate Holdings, LLC	One stop	L + 4.75%	(a)	7.15%	06/2025	5,154	5,103	1.9	5,103
Qgenda Intermediate Holdings, LLC(5)	One stop	L + 4.75%		N/A(6)	06/2025	—	(1)	—	(1)
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)	6.65%	12/2024	1,233	1,222	0.5	1,233
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(1)	—	—
RegEd Aquireco, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(31)	—	—
Saba Software, Inc.	Senior loan	L + 4.50%	(c)	6.83%	05/2023	14,289	14,167	5.3	14,289
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)(f)	6.91%	12/2024	833	825	0.3	833
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	6.90%	12/2024	4	3	—	4
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.66%	06/2021	13,832	13,790	5.1	13,832
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.66%	06/2021	13	13	—	13
Trintech, Inc.	One stop	L + 6.50%	(c)	9.09%	12/2023	2,120	2,100	0.8	2,120
Trintech, Inc.	One stop	L + 6.50%	(c)	9.09%	12/2023	1,054	1,044	0.4	1,054
Trintech, Inc.	One stop	L + 6.50%	(c)	9.04%	12/2023	60	59	—	60
True Commerce, Inc.	One stop	L + 5.75%	(c)	8.08%	11/2023	1,315	1,302	0.5	1,315
True Commerce, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Upserve, Inc.	One stop	L + 5.50%	(a)	7.90%	07/2023	908	903	0.3	908
Upserve, Inc.	One stop	L + 5.50%	(a)	7.90%	07/2023	565	562	0.2	565
Upserve, Inc.	One stop	L + 5.50%		N/A(6)	07/2023	—	—	—	—
Vector CS Midco Limited & Cloudsense Ltd.(7)(8)(9)(12)	One stop	L + 7.25%	(i)	5.31% cash/2.75% PIK	05/2024	1,901	1,883	0.7	1,827
Vector CS Midco Limited & Cloudsense Ltd.(5)(7)(8)(9)	One stop	L + 4.50%		N/A(6)	05/2024	—	(1)	—	(1)
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(c)	8.33%	12/2023	1,627	1,605	0.6	1,627
Velocity Technology Solutions, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
						259,259	256,089	94.7	257,511
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics
Appriss Holdings, Inc.	One stop	L + 5.50%	(c)	7.83%	06/2026	$8,364	$8,199	3.0%	$8,281
Appriss Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(4)	—	(2)
Diligent Corporation	One stop	L + 5.50%	(d)	8.19%	04/2022	7,706	7,619	2.8	7,706
Diligent Corporation	One stop	L + 5.50%	(d)	8.35%	04/2022	3,729	3,687	1.4	3,729
Diligent Corporation	One stop	L + 5.50%	(c)	7.83%	04/2022	1,948	1,932	0.7	1,948
Diligent Corporation	One stop	L + 5.50%	(d)	8.35%	04/2022	959	949	0.4	959
Diligent Corporation	One stop	L + 5.50%	(c)(d)	8.14%	04/2022	721	707	0.3	721
Diligent Corporation	One stop	L + 5.50%	(c)	8.02%	04/2022	276	275	0.1	276
Diligent Corporation	One stop	L + 5.50%	(d)	8.19%	04/2022	97	95	—	97
Diligent Corporation(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(55)	—	—
Episerver, Inc.(7)(8)	One stop	L + 6.00%	(a)	6.00%	10/2024	4,786	4,730	1.7	4,737
Episerver, Inc.	One stop	L + 5.75%	(a)	8.15%	10/2024	2,775	2,742	1.0	2,775
Episerver, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	—
Silver Peak Systems, Inc.	One stop	L + 7.00%	(a)	9.39%	04/2024	957	944	0.4	962
Silver Peak Systems, Inc.	One stop	L + 7.00%		N/A(6)	04/2024	—	—	—	—
Sovos Compliance	One stop	L + 4.75%	(a)	7.15%	04/2024	7,513	7,368	2.7	7,362
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	3,284	3,206	1.2	3,202
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	427	416	0.2	422
Sovos Compliance	One stop	L + 4.75%	(a)	7.15%	04/2024	282	269	0.1	279
Sovos Compliance(5)	One stop	L + 4.75%		N/A(6)	04/2024	—	(2)	—	(2)
						43,824	43,075	16.0	43,452
Finance
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	6.83%	03/2026	6,461	6,399	2.4	6,412
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	6.83%	03/2024	30	28	—	27
						6,491	6,427	2.4	6,439
Healthcare, Education and Childcare
Aspen Medical Products, LLC	One stop	L + 5.25%	(c)	7.70%	06/2025	982	973	0.4	972
Aspen Medical Products, LLC	One stop	L + 5.25%		N/A(6)	06/2025	—	—	—	—
BIO18 Borrower, LLC	One stop	L + 5.25%	(b)	7.74%	11/2024	1,776	1,756	0.7	1,776
BIO18 Borrower, LLC	One stop	L + 5.25%	(b)	7.74%	11/2024	33	32	—	33
BIO18 Borrower, LLC(5)	One stop	L + 5.25%		N/A(6)	11/2024	—	(23)	—	—
CRH Healthcare Purchaser, Inc.	Senior loan	L + 4.50%	(c)	6.83%	12/2024	2,553	2,529	0.9	2,553
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(16)	—	—
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.65%	06/2023	746	737	0.3	746
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.65%	06/2023	653	646	0.2	653
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.65%	06/2023	613	605	0.2	613
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.65%	06/2023	584	577	0.2	584
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.65%	06/2023	560	554	0.2	560
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.65%	06/2023	100	99	—	100
Elite Dental Partners LLC(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(32)	—	—
ERG Buyer, LLC	One stop	L + 5.50%	(c)	7.83%	05/2024	2,319	2,290	0.8	2,249
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(2)	—	(5)
ERG Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(47)	—	(115)
eSolutions, Inc.	One stop	L + 6.50%	(a)	8.90%	03/2022	22,934	22,710	8.3	22,705
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.58%	05/2023	1,127	1,123	0.4	1,105
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	8.69%	05/2023	814	702	0.3	806
Krueger-Gilbert Health Physics, LLC	One stop	L + 4.75%	(a)	7.17%	05/2025	130	129	0.1	129
Krueger-Gilbert Health Physics, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2025	—	(17)	—	(17)
Krueger-Gilbert Health Physics, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2025	—	—	—	(1)
MD Now Holdings, Inc.	One stop	L + 5.00%	(c)	7.33%	08/2024	2,935	2,910	1.1	2,935
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(7)	—	—
ONsite Mammography, LLC	One stop	L + 6.75%	(a)	9.15%	11/2023	443	438	0.2	443

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
ONsite Mammography, LLC	One stop	L + 6.75%	(a)(d)	9.21%	11/2023	$128	$126	0.1%	$128
ONsite Mammography, LLC	One stop	L + 6.75%	(a)(d)	9.38%	11/2023	8	7	—	8
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(d)	7.44%	10/2023	1,304	1,290	0.5	1,304
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)(d)	7.39%	10/2023	140	138	0.1	140
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(d)	7.43%	10/2023	64	59	—	64
Upstream Intermediate, LLC	Senior loan	L + 4.00%	(a)	6.40%	01/2024	629	626	0.2	629
						41,575	40,910	15.2	41,097
Insurance
Integrity Marketing Acquisition, LLC	Senior loan	L + 4.25%	(c)(f)	6.58%	11/2025	673	669	0.2	673
Integrity Marketing Acquisition, LLC	Senior loan	L + 4.25%	(c)(f)	6.58%	11/2025	161	160	0.1	161
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%	(c)	6.70%	12/2024	817	810	0.3	817
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(4)	—	—
RSC Acquisition, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(145)	—	—
						1,651	1,490	0.6	1,651
Leisure, Amusement, Motion Pictures, Entertainment
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	7.08%	01/2025	1,760	1,743	0.6	1,760
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	7.06%	01/2025	68	62	—	68
EOS Fitness Opco Holdings, LLC	One stop	P + 3.75%	(f)	9.25%	01/2025	6	5	—	6
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	7.15%	05/2024	1,999	1,967	0.7	1,999
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	7.15%	05/2024	1,957	1,926	0.7	1,957
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Titan Fitness, LLC	One stop	L + 4.75%	(a)	7.19%	02/2025	6,740	6,677	2.5	6,740
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(13)	—	—
Titan Fitness, LLC(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(2)	—	—
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.9%	09/2024	1,438	1,425	0.5	1,438
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.94%	09/2024	331	328	0.1	331
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.90%	09/2024	178	171	0.1	178
WBZ Investment LLC	One stop	L + 5.50%		N/A(6)	09/2024	—	—	—	—
						14,477	14,288	5.2	14,477
Oil and Gas
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%	(a)	6.65%	07/2025	6,982	6,898	2.6	6,947
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(2)	—	(1)
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%		N/A(6)	07/2025	—	—	—	—
						6,982	6,896	2.6	6,946
Personal and Non Durable Products (Mfg. Only)
WU Holdco, Inc.	One stop	L + 5.50%	(c)	7.83%	03/2026	938	929	0.3	938
WU Holdco, Inc.	One stop	L + 5.50%		N/A(6)	03/2025	—	—	—	—
WU Holdco, Inc. (5)	One stop	L + 5.50%		N/A(6)	03/2026	—	(1)	—	—
						938	928	0.3	938
Personal, Food and Miscellaneous Services
Captain D's, LLC	Senior loan	L + 4.50%	(a)	6.89%	12/2023	1,245	1,231	0.4	1,220
Captain D's, LLC	Senior loan	L + 4.50%	(a)(f)	7.36%	12/2023	30	29	—	29
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.58%	04/2021	6,665	6,605	2.4	6,599
Clarkson Eyecare LLC	One stop	L + 6.25%	(a)(b)(c)	8.62%	04/2021	3,637	3,587	1.3	3,569
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.65%	04/2021	3,128	3,105	1.1	3,097
Clarkson Eyecare LLC(5)	One stop	L + 6.25%		N/A(6)	04/2021	—	(76)	—	(83)
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)(c)	7.15%	08/2023	755	746	0.3	746
Imperial Optical Midco Inc.	One stop	L + 4.75%	(c)	7.16%	08/2023	492	486	0.2	486
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)(c)	7.10%	08/2023	283	277	0.1	277
Imperial Optical Midco Inc.	One stop	L + 4.75%	(b)	7.23%	08/2023	149	147	0.1	147
Imperial Optical Midco Inc.	One stop	L + 4.75%		N/A(6)	08/2023	—	—	—	—
Imperial Optical Midco Inc.(5)	One stop	L + 4.75%		N/A(6)	08/2023	—	(22)	—	(18)
PPV Intermediate Holdings II, LLC	One stop	L + 5.00%	(c)	7.56%	05/2020	800	785	0.3	800

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	$8	$8	—%	$8
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.00%		N/A(6)	05/2023	—	(1)	—	—
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.04%	01/2023	128	124	0.1	128
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.08%	01/2023	59	59	—	59
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	10.02%	01/2023	5	5	—	5
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	6.65%	04/2025	17,139	16,975	6.3	17,139
Veterinary Specialists of North America, LLC(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(5)	—	—
Veterinary Specialists of North America, LLC(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(67)	—	—
						34,523	33,998	12.6	34,208
Printing and Publishing
Messenger, LLC	One stop	L + 6.00%	(a)(f)	8.41%	08/2023	1,634	1,621	0.6	1,634
Messenger, LLC	One stop	P + 5.00%	(f)	10.50%	08/2023	20	20	—	20
						1,654	1,641	0.6	1,654
Retail Stores
Jet Equipment & Tools Ltd.(7)(8)(10)	One stop	L + 5.75%	(a)	7.71%	11/2024	4,311	4,263	1.6	4,308
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.75%	(a)	8.15%	11/2024	3,398	3,366	1.2	3,398
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.75%	(a)	8.15%	11/2024	1,044	1,035	0.4	1,044
Jet Equipment & Tools Ltd.(7)(10)	One stop	P + 4.75%	(f)	10.25%	11/2024	15	15	—	15
Jet Equipment & Tools Ltd.(5)(7)(8)(10)	One stop	L + 5.75%		N/A(6)	11/2024	—	(1)	—	—
Pet Supplies Plus, LLC	Senior loan	L + 4.50%	(a)	6.91%	12/2024	3,350	3,319	1.2	3,350
Pet Supplies Plus, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2023	—	(1)	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(c)	7.58%	10/2024	936	928	0.3	936
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(c)	7.58%	10/2024	679	673	0.2	679
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%		N/A(6)	10/2024	—	—	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC(5)(6)	One stop	L + 5.25%		N/A(6)	10/2024	—	(7)	—	—
Vermont Aus Pty Ltd(7)(8)(11)	One stop	L + 5.75%	(j)	7.00%	12/2024	439	431	0.2	436
Vermont Aus Pty Ltd(5)(7)(8)(11)	One stop	L + 5.75%		N/A(6)	12/2024	—	(3)	—	(3)
						14,172	14,018	5.1	14,163
Total debt investments						$473,658	$467,293	$173.0%	$470,555

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(13)(14)
Automobile
Grease Monkey International, LLC	LLC units	N/A	N/A	N/A	73	$73	0.1%	$144
Quick Quack Car Wash Holdings, LLC	LLC units	N/A	N/A	N/A	—	93	—	93
						166	0.1	237
Beverage, Food and Tobacco
Mendocino Farms, LLC	Common stock	N/A	N/A	N/A	59	257	0.1	248
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	103	103	0.1	106
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	103	—	—	—
						360	0.2	354
Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	34	—	30

Diversified/Conglomerate Service
Astute Holdings, Inc.	LP interest	N/A	N/A	N/A	—	83	—	83
Calabrio, Inc.	Common stock	N/A	N/A	N/A	58	444	0.2	443
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	1	596	0.2	667
Caliper Software, Inc.	Common stock	N/A	N/A	N/A	53	53	—	82
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	—	8	—	9
Centrify Corporation	LP interest	N/A	N/A	N/A	—	170	0.1	154
Centrify Corporation	LP interest	N/A	N/A	N/A	60	—	—	—
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	15	93	0.1	100
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	13	17	—	41
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	—	32	—	53
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	26	26	—	39
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	725	87	—	82
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	248	43	—	50
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	150	27	—	31
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	25	4	—	6
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	—	44	0.1	172
Internet Truckstop Group LLC	LP interest	N/A	N/A	N/A	146	146	0.1	146
MetricStream, Inc.	Warrant	N/A	N/A	N/A	44	67	—	67
Namely, Inc.	Warrant	N/A	N/A	N/A	8	14	—	13
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	—	73	—	99
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	40	—	44
Personify, Inc.	LLC units	N/A	N/A	N/A	145	145	0.1	205
Pride Midco, Inc.	Preferred stock	N/A	N/A	N/A	1	556	0.2	612
Property Brands, Inc.	LLC units	N/A	N/A	N/A	11	106	0.1	141
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	—	70	—	74
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	1	—	—	1
						2,944	1.2	3,414
Electronics
Appriss Holdings, Inc.	Preferred stock	N/A	N/A	N/A	—	43	—	43
Episerver, Inc.	Common stock	N/A	N/A	N/A	17	173	0.1	190
Silver Peak Systems, Inc.	Warrant	N/A	N/A	N/A	11	4	—	4
						220	0.1	237
Healthcare, Education and Childcare
Aspen Medical Products, LLC	Common stock	N/A	N/A	N/A	—	17	—	17
BIO18 Borrower, LLC	LLC interest	N/A	N/A	N/A	47	246	0.1	265
CRH Healthcare Purchaser, Inc.	LP interest	N/A	N/A	N/A	102	102	0.1	108
Elite Dental Partners LLC	Common stock	N/A	N/A	N/A	—	161	0.1	202
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	—	165	—	87
ERG Buyer, LLC	LLC units	N/A	N/A	N/A	2	2	—	—
Krueger-Gilbert Health Physics, LLC	LLC units	N/A	N/A	N/A	40	40	—	40
MD Now Holdings, Inc.	LLC units	N/A	N/A	N/A	3	33	—	36

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	—	$14	—%	$7
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	—	—	—	—
						780	0.3	762
Insurance
Orchid Underwriters Agency, LLC	LP interest	N/A	N/A	N/A	18	18	—	21

Leisure, Amusement, Motion Pictures, Entertainment
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	15	24	—	24
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	10	16	—	17
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	9	13	—	14
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	8	12	—	12
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	3	5	—	5
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	—	—	—	—
						70	—	72
Personal, Food and Miscellaneous Services
Captain D's, LLC	LLC interest	N/A	N/A	N/A	15	15	—	10
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	60	60	—	58
Ruby Slipper Cafe LLC, The	LLC units	N/A	N/A	N/A	6	61	—	78
						136	—	146
Retail Stores
Jet Equipment & Tools Ltd.(7)(8)(9)	LLC units	N/A	N/A	N/A	—	173	0.1	273
Pet Supplies Plus, LLC	LLC units	N/A	N/A	N/A	34	34	—	47
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A	N/A	N/A	1	88	0.1	126
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC units	N/A	N/A	N/A	—	18	—	26
						313	0.2	472

Total equity investments					$2,469	$5,041	2.1%	$5,745

Total investments					$476,127	$472,334	175.1%	$476,300

Cash, cash equivalents, and foreign currencies
Cash and foreign currencies						$1,613	0.6%	$1,613
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			2.25% (15)			34,772	12.8	34,722
Total cash, cash equivalents and foreign currencies						$36,385	13.4%	$36,335

Total investments and cash, cash equivalents, and foreign currencies						$508,719	188.5%	$512,635

(1)
The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’), Euro Interbank Offered Rate ("EURIBOR" or "E") or Prime (‘‘P’’) and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of June 30, 2019. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of June 28, 2019, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2019, as the loan may have priced or repriced based on an index rate prior to June 28, 2019.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 2.39% as of June 28, 2019.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.33% as of June 28, 2019.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.32% as of June 28, 2019.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.20% as of June 28, 2019.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.18% as of June 28, 2019.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.50% as of June 28, 2019.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.39% as of June 28, 2019.
(h) Denotes that all or a portion of the loan was indexed to the 30-day GBP LIBOR, which was 0.72% as of June 28, 2019.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.77% as of June 28, 2019.
(j) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 1.25% as of June 28, 2019

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2019
(In thousands)

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2019.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 7. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of June 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2019, total non-qualifying assets at fair value represented 3.9% of the Company’s assets calculated in accordance with the 1940 Act.

(8)
Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation.

(9)	The headquarters of this portfolio company is located in the United Kingdom.

(10)	The headquarters of this portfolio company is located in Canada.

(11)	The headquarters of this portfolio company is located in Australia.

(12)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing ("ASC Topic 860"), and therefore, the asset remains in the Consolidated Schedule of Investments. See Note 8. Borrowings.

(13)	Equity investments are non-income producing securities unless otherwise noted.

(14)	Ownership of certain equity investments may occur through a holding company or partnership.

(15)	The rate shown is the annualized seven-day yield as of June 30, 2019.

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
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.60% as of September 28, 2018.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.92% as of September 28, 2018.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.25% as of September 28, 2018.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2018.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 7. Fair Value Measurements.

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

The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements.

In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2018, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Any changes to the valuation methodology are reviewed by management and the Company’s board of directors (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 7.

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

Cash, cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

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

Forward currency contracts: A forward foreign currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward foreign currency contracts does not eliminate fluctuations in the price of the underlying

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains (losses) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded on the Consolidated Statements of Financial Condition by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable.

The primary risks associated with forward foreign currency contracts include failure of the counterparty to meet the terms of the contract and the value of the foreign currency changing unfavorably. These risks may be in excess of the amounts reflected in the Consolidated Statements of Financial Condition.

Refer to Note 6 for more information regarding the forward currency contracts.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2019, interest income included $371 and $854, respectively, of accretion of discounts. For the three and nine months ended June 30, 2018, interest income included $51 and $81, respectively, of accretion of discounts. For the three and nine months ended June 30, 2019, the Company received loan origination fees of $3,030 and $5,086, respectively. For the three and nine months ended June 30, 2018, the Company received loan origination fees of $715 and $1,508, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2019, the Company recorded PIK income of $134 and $171, respectively, and did not receive any PIK payments in cash. For each of the three and nine months ended June 30, 2018, the Company recorded PIK income of $3 and $4, respectively, and did not receive any PIK payments in cash.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and nine months ended June 30, 2019, fee income included $44 and $122, respectively, of prepayment premiums, which fees are non-recurring. For each of the three and nine months ended June 30, 2018, fee income did not include any prepayment premiums.

For the three and nine months ended June 30, 2019, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $7,936 and $17,205, respectively. For the three and nine months ended June 30, 2018, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $1,239 and $1,716, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and nine months ended June 30, 2019 and 2018, the Company did not record dividend income or return of capital distributions.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of each of June 30, 2019 and September 30, 2018, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and nine months ended June 30, 2019, no U.S. federal excise tax was incurred. For the three and nine months ended June 30, 2018, $0 and $1, respectively, was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2019. The Company's tax return for the 2017 and 2018 tax years remains subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2019 and September 30, 2018, the Company had deferred debt issuance costs of $526 and $493, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three and nine months ended June 30, 2019 was $68 and $600, respectively. Amortization expense for the three and nine months ended June 30, 2018 was $31 and $36, respectively.

SEC Disclosure Update and Simplification: In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”), amending certain disclosure requirements intended to facilitate the disclosure of information to investors and simplify compliance. The SEC Release is effective for all filings on or after November 5, 2018. The Company first adopted the SEC Release for the fiscal year ended September 30, 2018. The SEC Release required presentation changes to the Company's Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets. Prior to adoption, the Company presented, in accordance with previous SEC rules, distributable earnings on the Consolidated Statements of Financial Condition, as three components: 1) undistributed net investment income; 2) net unrealized appreciation (depreciation) on investments; and 3) net realized gain (loss) on investments and presented distributions from distributable earnings on the Consolidated Statements of Changes in Net Assets as two components: 1) distributions from net investment income; and 2) distributions from realized gain. In accordance with the SEC Release, distributable earnings and distributions from distributable earnings are shown in total on the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Net Assets, respectively. The changes in presentation have been retrospectively applied to the Consolidated Statements of Changes in Net Assets for the nine months ended June 30, 2018.

The following table provides the reconciliation of the components of distributable earnings to conform to the current period presentation for the nine months ended June 30, 2018:

	Total increase (decrease) for the nine months ended June 30, 2018
	Capital Distributions in Excess of Net Investment	Net Unrealized Appreciation (Depreciation) on Investments	Distributable Earnings
Net investment income	$939	$—	$939
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	—	1,013	1,013
Net increase in net assets from operations	$939	$1,013	$1,952

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table provides the reconciliation of the components of distributions from distributable earnings to conform to the current period presentation for the nine months ended June 30, 2018:

Total increase (decrease) for the nine months ended June 30, 2018
Distributions to stockholders:
Distributions from net investment income	$(755)
Distributions from distributable earnings	$(755)

Note 3.    Stockholders’ Equity

GBDC 3 is authorized to issue 1,000,000 shares of preferred stock at a par value of $0.001 per share and 100,000,000 shares of common stock at a par value of $0.001 per share. Since the commencement of operations on October 2, 2017, GBDC 3 has entered into Subscription Agreements with several investors, including with affiliates of the Investment Adviser, providing for the private placement of GBDC 3’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase GBDC 3’s common stock at a price per share equal to the most recent NAV per share as determined by the Board (subject to adjustment to the extent required by Section 23 of the 1940 Act) up to the amount of their respective capital subscriptions on an as-needed basis as determined by GBDC 3 with a minimum of 10 calendar days prior notice.

As of June 30, 2019 and September 30, 2018, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2019		As of September 30, 2018
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$514,909	$267,299	$470,441	$85,923
Total	$514,909	$267,299	$470,441	$85,923

As of June 30, 2019 and September 30, 2018, the ratio of total contributed capital to total capital subscriptions was 51.9% and 18.3%, respectively, and the Company had uncalled capital commitments of $247,610 and $384,518, respectively. For the the nine months ended June 30, 2019, the Company reached agreements to cancel undrawn subscriptions totaling $6,775 in the aggregate.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the shares of GBDC 3 common stock issued and outstanding for the nine months ended June 30, 2019 and 2018:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares outstanding, September 30, 2017		700.000	$15.00	$10
Issuance of shares	10/16/17	247,466.664	15.00	3,712
Issuance of shares	11/10/17	123,733.336	15.00	1,856
Issuance of shares	12/04/17	123,733.336	15.00	1,856
Issuance of shares	12/21/17	421,200.000	15.00	6,317
Issuance of shares	12/29/17	140,400.003	15.00	2,106
Issuance of shares	01/29/18	230,700.004	15.00	3,461
Issuance of shares	02/23/18	461,399.996	15.00	6,921
Issuance of shares	03/29/18	461,399.996	15.00	6,921
Issuance of shares	05/25/18	565,739.988	15.00	8,486
Issuance of shares	06/22/18	565,739.988	15.00	8,486
Issuance of shares	06/25/18	1,131,480.012	15.00	16,973
Shares issued for capital drawdowns		4,472,993.323	$15.00	$67,095
Issuance of shares (1)	12/28/17	1,663.021	15.00	25
Issuance of shares (1)	02/26/18	6,975.468	15.00	105
Issuance of shares (1)	05/23/18	19,210.720	15.00	288
Shares issued through DRIP		27,849.209	$15.00	$418
Shares outstanding, June 30, 2018		4,501,542.532	$15.00	$67,523

Shares outstanding, September 30, 2018		5,815,002.633	$15.00	$87,225
Issuance of shares	10/15/18	659,020.644	15.00	9,885
Issuance of shares	10/26/18	988,531.000	15.00	14,828
Issuance of shares	11/26/18	988,531.000	15.00	14,828
Issuance of shares	12/17/18	2,306,572.356	15.00	34,599
Issuance of shares	03/18/19	1,344,241.361	15.00	20,163
Issuance of shares	04/01/19	1,344,241.361	15.00	20,164
Issuance of shares	05/03/19	1,722,278.305	15.00	25,834
Issuance of shares	05/31/19	1,377,822.695	15.00	20,667
Issuance of shares	06/14/19	1,360,489.362	15.00	20,408
Shares issued for capital drawdowns		12,091,728.084	$15.00	$181,376

Issuance of shares (1)	11/27/18	49,178.285	15.00	738
Issuance of shares (1)	12/28/18	53,153.132	15.00	797
Issuance of shares (1)	02/27/19	64,472.390	15.00	967
Issuance of shares (1)	05/24/19	64,642.391	15.00	970
Shares issued through DRIP		231,446.198	$15.00	$3,472
Shares outstanding, June 30, 2019		18,138,176.915	$15.00	$272,073

(1)	Shares issued through the DRIP.

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

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents and foreign currencies but including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) and is payable quarterly in arrears. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GBDC 3, the base management fee shall be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods ending on or prior to the earlier of (1) the date of pricing of an initial public offering or listing on a national securities exchange of the shares of common stock of GBDC 3 or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement as described above.

For the three and nine months ended June 30, 2019, the base management fees incurred by the Company were $1,329 and $2,902, respectively, and the base management fees irrevocably waived by the Investment Adviser were $362 and $791, respectively. For the three and nine months ended June 30, 2018, the base management fees incurred by the Company were $200 and $318, respectively, and the base management fees irrevocably waived by the Investment Adviser were $55 and $87, respectively.

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

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the three and nine months ended June 30, 2019, the Income Incentive Fee incurred was $1,049 and $1,958, respectively. For the three and nine months ended June 30, 2018, the Income Incentive Fee incurred was $74 and $80, respectively.

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

For the three and nine months ended June 30, 2019, the Income Incentive Fee irrevocably waived by the Investment Adviser was $212 and $231, respectively. For the three and nine months ended June 30, 2018, the Income Incentive Fee irrevocably waived by the Investment Adviser was $0 and $0, respectively.

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

For the three and nine months ended June 30, 2019, the Capital Gain Incentive Fee incurred was $242 and $482, respectively. For the three and nine months ended June 30, 2018, the Capital Gain Incentive Fee incurred was $92 and $127, respectively.

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

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of June 30, 2019 and September 30, 2018. For the three and nine months ended June 30, 2019, the accrual for the Capital Gain Incentive Fee waiver was $61 and $121, respectively. For the three and nine months ended June 30, 2018, the accrual for the Capital Gain Incentive Fee waiver was $23 and $32, respectively.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of June 30, 2019 and September 30, 2018, included in management and incentive fees payable on the Consolidated Statements of Financial Condition was $525 and $163, respectively, for accruals for the Capital Gain Incentive Fee (net of waiver) under GAAP, none of which was payable pursuant to the Investment Advisory Agreement.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the three and nine months ended June 30, 2019, the Company deposited $167 and $391, respectively, into the Escrow Account. For the three and nine months ended June 30, 2018, the Company deposited $2 and $2, respectively, into the Escrow Account. As of June 30, 2019 and September 30, 2018, the Company has made deposits totaling $418 and $27 into the Escrow Account, respectively.

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

As of June 30, 2019 and September 30, 2018, included in accounts payable and accrued expenses is $156 and $47, respectively, for accrued allocated shared services under the Administration Agreement.

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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2019 were $41 and $354, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2018 were $103 and $325, respectively. As of June 30, 2019 and September 30, 2018, included in accounts payable and accrued expenses were $353 and $140 for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. On October 1, 2018, GCOP LLC, entered into a Subscription Agreement for an aggregate purchase price of $10,000. As of June 30, 2019, the Company has issued 244,364.690 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $3,665.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate purchase price of $27,500. As of June 30, 2019, the Company has issued 1,118,333.332 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $16,775.

On October 2, 2017, the Company entered into an unsecured revolving credit facility with the Investment Adviser (the “Revolver”) with a maximum credit limit of $40,000 and with an expiration date of October 2, 2020. On June 28, 2019, the Company and the Investment Adviser amended the Revolver to increase the borrowing capacity from $40,000 to $100,000. Refer to Note 8 for discussion of the Revolver.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.    Investments

Investments as of June 30, 2019 and September 30, 2018 consisted of the following:

	As of June 30, 2019			As of September 30, 2018
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$70,344	$69,295	$70,130	$19,102	$18,804	$19,052
One stop	399,601	394,376	396,799	123,084	121,233	122,442
Second lien	3,711	3,622	3,624	—	—	—
Subordinated debt	2	—	2	82	82	82
Equity	N/A	5,041	5,745	N/A	1,958	2,083
Total	$473,658	$472,334	$476,300	$142,268	$142,077	$143,659
The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of June 30, 2019		As of September 30, 2018
Amortized Cost:
United States
Mid-Atlantic	$85,168	18.0%	$28,476	20.0%
Midwest	100,868	21.4	13,150	9.3
Northeast	21,182	4.5	9,732	6.8
Southeast	111,167	23.5	46,613	32.8
Southwest	55,951	11.9	14,912	10.5
West	83,259	17.6	29,194	20.6
Canada	12,429	2.6	—	—
United Kingdom	1,882	0.4	—	—
Australia	428	0.1	—	—
Total	$472,334	100.0%	$142,077	100.0%
Fair Value:
United States
Mid-Atlantic	$86,192	18.1%	$28,841	20.1%
Midwest	101,433	21.3	13,368	9.3
Northeast	21,152	4.4	9,898	6.9
Southeast	112,251	23.6	46,878	32.6
Southwest	56,488	11.9	15,094	10.5
West	83,911	17.6	29,580	20.6
Canada	12,614	2.6	—	—
United Kingdom	1,826	0.4	—	—
Australia	433	0.1	—	—
Total	$476,300	100.0%	$143,659	100.0%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2019 and September 30, 2018 were as follows:

	As of June 30, 2019		As of September 30, 2018
Amortized Cost:
Automobile	$5,220	1.1%	$3,328	2.3%
Beverage, Food and Tobacco	9,555	2.0	5,587	3.9
Buildings and Real Estate	19,816	4.2	6,829	4.8
Chemicals, Plastics and Rubber	2,861	0.6	2,524	1.8
Diversified/Conglomerate Manufacturing	10,641	2.3	8,637	6.1
Diversified/Conglomerate Service	259,033	54.8	81,784	57.6
Electronics	43,295	9.2	9,911	7.0
Finance	6,427	1.4	—	—
Healthcare, Education and Childcare	41,690	8.8	10,748	7.6
Insurance	1,508	0.3	—	—
Leisure, Amusement, Motion Pictures, Entertainment	14,358	3.0	3,455	2.4
Oil and Gas	6,896	1.5	5,790	4.1
Personal and Non Durable Consumer Products (Mfg. Only)	928	0.2	—	—
Personal, Food and Miscellaneous Services	34,134	7.2	1,855	1.3
Printing and Publishing	1,641	0.4	1,629	1.1
Retail Stores	14,331	3.0	—	—
Total	$472,334	100.0%	$142,077	100.0%

	As of June 30, 2019		As of September 30, 2018
Fair Value:
Automobile	$5,346	1.1%	$3,407	2.4%
Beverage, Food and Tobacco	9,635	2.0	5,601	3.9
Buildings and Real Estate	19,999	4.2	6,894	4.8
Chemicals, Plastics and Rubber	2,891	0.6	2,529	1.8
Diversified/Conglomerate Manufacturing	10,769	2.3	8,756	6.1
Diversified/Conglomerate Service	260,925	54.8	82,422	57.4
Electronics	43,689	9.2	10,104	7.0
Finance	6,439	1.3	—	—
Healthcare, Education and Childcare	41,859	8.8	11,038	7.7
Insurance	1,672	0.4	—	—
Leisure, Amusement, Motion Pictures, Entertainment	14,549	3.0	3,508	2.4
Oil and Gas	6,946	1.5	5,852	4.1
Personal and Non Durable Consumer Products (Mfg. Only)	938	0.2	—	—
Personal, Food and Miscellaneous Services	34,354	7.2	1,919	1.3
Printing and Publishing	1,654	0.3	1,629	1.1
Retail Stores	14,635	3.1	—	—
Total	$476,300	100.0%	$143,659	100.0%
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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of June 30, 2019 and September 30, 2018, the Company and RGA had $109,375 and $15,625, respectively, of LLC equity interest subscriptions to GBDC 3 SLF, none of which were funded as of each June 30, 2019 and September 30, 2018 as GBDC 3 SLF has not yet commenced operations.

Note 6.    Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies.

As of September 30, 2018, the Company had no forward foreign currency exchange contracts outstanding. The outstanding forward currency contracts as of June 30, 2019 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited		€4,606	EUR	$5,656	USD	12/12/2022	$—	$(14)
Macquarie Bank Limited	C$	5,654	CAD	$4,284	USD	12/12/2022	—	(56)
							$—	$(70)

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) or a similar agreement with its derivative counterparty, Macquarie Bank Limited. An ISDA Master Agreement is a bilateral agreement between the Company and the counterparty that governs over the counter, or OTC, derivatives, including foreign currency forward contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from the counterparty, if any, is included in the Consolidated Statements of Financial Condition as cash collateral held at broker for forward currency contracts or cash collateral received from broker for forward currency contracts. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the forward foreign currency exchange contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statement of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2019.

Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(70)	$(70)	$70	$—

(1)	In some instances, the actual collateral pledged may be more than the amount shown due to overcollateralization.

(2)	Represents the net amount due from/(to) counterparties in the event of default.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The impact of derivative transactions for the three and nine months ended June 30, 2019 on the Consolidated Statement of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
Foreign exchange	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
Foreign exchange	$(70)	$(70)

The following table is a summary of the average outstanding volume for forward currency contracts for the three and nine months ended June 30, 2019:

	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
	Average notional outstanding (1)	Average notional outstanding (1)
Forward currency contracts	$9,940	$9,940

(1)	Based on ending daily U.S. Dollar notional exposure outstanding for the period from June 10, 2019 to June 30, 2019. The Company did not hold any derivative instruments prior to June 10, 2019.

Note 7.    Fair Value Measurements

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2019 and 2018. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2019 and September 30, 2018, with the exception of money market funds included in cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

The following table presents fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2019 and September 30, 2018:

As of June 30, 2019	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$470,555	$470,555
Equity investments(1)	—	—	5,745	5,745
Money market funds(1)(2)	34,722	—	—	34,722
Total assets, at fair value:	$34,722	$—	$476,300	$511,022
Liabilities, at fair value:
Forward currency contracts	$—	$(70)	$—	$—
Total liabilities, at fair value:	$—	$(70)	$—	$—

As of September 30, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$141,576	$141,576
Equity investments(1)	—	—	2,083	2,083
Money market funds(1)(2)	2,333	—	—	2,333
Total assets, at fair value:	$2,333	$—	$143,659	$145,992

(1) Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2019 reported within the net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2019 was $1,312 and $2,652, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2018 reported within the net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2018 was $611 and $1,012, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2019 and 2018:

	For the nine months ended June 30, 2019
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$141,576	$2,083	$143,659
Net change in unrealized appreciation (depreciation) on investments	1,805	580	2,385
Realized gain (loss) on investments	2	2	4
Funding of (proceeds from) revolving loans, net	1,559	—	1,559
Fundings of investments	343,023	3,292	346,315
PIK interest	143	—	143
Proceeds from principal payments and sales of portfolio investments	(18,407)	(212)	(18,619)
Accretion of discounts and origination fees	854	—	854
Fair value, end of period	$470,555	$5,745	$476,300

	For the nine months ended June 30, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	979	34	1,013
Funding of (proceeds from) revolving loans, net	349	—	349
Fundings of investments	86,324	1,484	87,808
Proceeds from principal payments of portfolio investments	(134)	—	(134)
Accretion of discounts and origination fees	81	—	81
Fair value, end of period	$87,599	$1,518	$89,117

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2019 and September 30, 2018:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans(2)	63,691	Market rate approach	Market interest rate	4.3% - 7.8% (6.8%)
		Market comparable companies	EBITDA multiples	7.5x - 24.0x (14.1x)
	6,439	Market comparable	Broker/ Dealer bids or quotes	N/A
One stop loans(2)(3)	396,799	Market rate approach	Market interest rate	2.0% - 11.4% (8.4%)
		Market comparable companies	EBITDA multiples	7.0x - 30.0x (16.6x)
			Revenue multiples	3.0x - 14.2x (6.2x)
Subordinated debt and second lien loans(2)(4)	3,626	Market rate approach	Market interest rate	8.0% - 24.3% (22.8%)
		Market comparable companies	EBITDA multiples	17.5x
			Revenue multiples	3.0x
Equity(5)	5,745	Market comparable companies	EBITDA multiples	7.5x - 30.0x (16.7x)
			Revenue multiples	3.0x - 6.0x (5.1x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)
The fair value of this asset class was determined using the market rate and market comparable approaches, as applicable, as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of June 30, 2019 was determined using the market rate and market comparable companies approaches, as applicable.

(3)	The Company valued $296,811 and $99,988 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)
The Company valued $3,624 and $2 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(5)	The Company valued $4,257 and $1,488 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt and other short-term borrowings as of June 30, 2019 and September 30, 2018. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of June 30, 2019		As of September 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$231,707	$231,707	$58,500	$58,500
Other short-term borrowings	1,846	1,846	—	—

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not sought or obtained either approval and, as a result, remains subject to the 200% asset coverage requirement under the 1940 Act. As of June 30, 2019, the Company’s asset coverage for borrowed amounts was 216.3%.

Revolver: On October 2, 2017, the Company entered into the Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of October 2, 2020. On June 28, 2019, the Company and the Investment Adviser amended the Revolver to increase the borrowing capacity from $40,000 to $100,000. Other material terms of the Revolver were unchanged. The Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of June 30, 2019 was 2.4%. As of June 30, 2019 and September 30, 2018, the Company had $46,000 and $0, respectively, outstanding debt under the Revolver.

For each of the three and nine months ended June 30, 2019, the Company had borrowings on the Revolver of $61,000 and repayments on the Revolver of $15,000. For the three and nine months ended June 30, 2018, the Company had borrowings on the Revolver of $7,000 and $37,750, respectively, and repayments on the Revolver of $7,000 and $37,750, respectively.

For the three and nine months ended June 30, 2019 and 2018, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the Revolver were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Stated interest expense	$24	$3	$24	$42
Cash paid for interest expense	$—	$—	$—	$39
Annualized average stated interest rate	2.4%	2.3%	2.4%	1.6%
Average outstanding balance	$4,170	$538	$1,390	$3,493

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

As of June 30, 2019 and September 30, 2018, the Company had outstanding debt under the SMBC Revolver of $0 and $58,500, respectively. For the three and nine months ended June 30, 2019, the Company had borrowings on the SMBC Revolver of $0 and $74,500, respectively, and repayments on the SMBC Revolver of $0 and $133,000, respectively. For the three and nine months ended June 30, 2018, the Company had borrowings on the SMBC Revolver of $51,200 and $89,800, respectively, and repayments on the SMBC Revolver of $45,200 and $59,800, respectively.

For the three and nine months ended June 30, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Stated interest expense	$—	$184	$1,393	$210
Facility fees	—	6	21	8
Amortization of debt issuance costs	—	31	497	36
Total interest and other debt financing expenses	$—	$221	$1,911	$254
Cash paid for interest expense	$—	$150	$1,549	$151
Annualized average stated interest rate	N/A	3.6%	5.0%	3.7%
Average outstanding balance	$—	$20,542	$37,164	$7,622

SB Revolver: On February 4, 2019, the Company entered into a revolving credit agreement (the “SB Revolver”) with Signature Bank (“SB”), as administrative agent and a lender, which allowed the Company to borrow up to $175,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of February 4, 2021. On May 31, 2019, the Company amended the SB Revolver to permit borrowings in foreign currencies. On April 8, 2019, the Company entered into an amendment to the SB Revolver with SB which increased the borrowing capacity under the SB Revolver to $225,000 from $175,000. Other material terms of the SB Revolver were unchanged.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

As of June 30, 2019 and September 30, 2018, the Company had outstanding debt under the SB Revolver of $185,707 and $0, respectively. For the three and nine months ended June 30, 2019, the Company had borrowings on the SB Revolver of $116,279 and $270,129, respectively, and repayments on the SB Revolver of $67,389 and $84,422, respectively. For the three and nine months ended June 30, 2018, the Company had no borrowings or repayments on the SB Revolver.

For the three and nine months ended June 30, 2019 and 2018, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the SB Revolver were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Stated interest expense	$1,632	$—	$2,119	$—
Facility fees	21	—	33	—
Amortization of debt issuance costs	68	—	103	—
Total interest expense	$1,721	$—	$2,255	$—
Cash paid for interest expense	$1,497	$—	$1,695	$—
Annualized average stated interest rate	4.0%	N/A	3.5%	N/A
Average outstanding balance	$163,009	$—	$79,824	$—

Other Short-Term Borrowings:  Borrowings with original maturities of less than one year are classified as short-term. The Company's short-term borrowings are the result of investments that were sold under repurchase agreements. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860 and remains as an investments on the Consolidated Statements of Financial Condition.

As of June 30, 2019 and September 30, 2018, the Company had $1,846 of short-term borrowings and the fair value of the loans associated with the short-term borrowings was $1,827. As of September 30, 2018, the Company had no short-term borrowings outstanding. For the three and nine months ended June 30, 2019, the annualized effective interest rate on short-term borrowings was 4.8% and 4.8%, respectively and interest expense was $14 and $102, respectively. The net change in unrealized appreciation (depreciation) for each of the three and nine months ended June 30, 2019, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $55.

For the three and nine months ended June 30, 2019, the average total debt outstanding (including the debt under the Revolver, SMBC Revolver, SB Revolver, and other short-term borrowings) was $168,328 and $121,181, respectively. For the three and nine months ended June 30, 2018, the average total debt outstanding (including the debt under the Revolver and SMBC Revolver) was $21,080 and $11,115, respectively.

For the three and nine months ended June 30, 2019, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 4.2% and 4.7%, respectively. For the three and nine months ended June 30, 2018, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 4.3% and 3.6%, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

A summary of the Company’s maturity requirements for borrowings as of June 30, 2019 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$185,707	$—	$185,707	$—	$—
Revolver	46,000	—	46,000	—	—
Other short-term borrowings	1,846	1,846	—	—	—
Total borrowings	$233,553	$1,846	$231,707	$—	$—

Note 9.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $103,199 and $51,432 under various undrawn revolvers and other credit facilities as of June 30, 2019 and September 30, 2018, respectively. As described in Note 5, the Company had commitments of up to $109,375 and $109,375 to GBDC 3 SLF as of June 30, 2019 and September 30, 2018, respectively, which may be contributed primarily for the purpose of funding new investments approved by the GBDC 3 investment committee. As of June 30, 2019, GBDC 3 SLF has not yet commenced operations.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of June 30, 2019. As of September 30, 2018, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Nine months ended June 30,
	2019	2018
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income	(0.99)	(1.08)
Net investment income	0.83	0.64
Net realized gain (loss) on investments and foreign currency transactions	0.00 **	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation(3)	0.16	0.44
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	6.82%	7.43%
Number of common shares outstanding	18,138,176.915	4,501,542.532

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2019	2018
Ratio of net investment income to average net assets*	7.45%	5.76%
Ratio of total expenses to average net assets(5)*	7.84%	8.14%
Ratio of management fee waiver to average net assets *	(0.62)%	(0.53)%
Ratio of incentive fee waiver to average net assets	(0.20)%	(0.14)%
Ratio of professional fees waiver to average net assets	—%	(0.51)%
Ratio of net expenses to average net assets(5)(6)*	7.02%	6.96%
Ratio of incentive fees to average net assets	1.42%	0.94%
Ratio of total expenses (without incentive fees) to average net assets*	6.42%	7.20%
Total return based on average net asset value(7)*	9.34%	11.97%
Net assets at end of period	$272,073	$67,523
Average debt outstanding	$121,181	$11,115
Average debt outstanding per share	$6.68	$2.47
Portfolio Turnover*	8.65%	0.49%
Asset coverage ratio(8)	216.25%	324.56%
Asset coverage ratio per unit(9)	$2,162	$3,250
Average market value per unit (10):
SMBC Revolver	N/A	N/A
SB Revolver	N/A	N/A
Revolver	N/A	N/A
Other short-term borrowings	N/A	N/A

* Annualized for periods of less than one year.
** Represents less than $0.01 per share.

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

(3)
Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of the dividend record date.

(4)	Total return based on net asset value per share assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)	Expenses, other than incentive fees, are annualized for a period less than one year.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

(6)	For the nine months ended June 30, 2019 and 2018, incentive fee waived and professional fees waived, if any, is not annualized in calculation.

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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three and nine months ended June 30, 2019 and 2018:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Earnings available to stockholders	$5,853	$1,197	$12,000	$1,952
Basic and diluted weighted average shares outstanding	15,480,105	2,588,187	11,471,687	1,457,514
Basic and diluted earnings per share	$0.39	$0.46	$1.04	$1.34

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2019 and 2018:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the nine months ended June 30, 2019
8/7/2018	10/17/2018	12/28/2018	6,474,023.277	$0.1025	$663
11/27/2018	11/28/2018	12/28/2018	8,500,263.562	0.1212	1,030
11/27/2018	12/26/2018	2/27/2019	10,806,835.918	0.0904	977
11/27/2018	1/21/2019	2/27/2019	10,859,989.050	0.1153	1,252
02/05/2019	2/26/2019	5/24/2019	10,859,989.050	0.0809	879
02/05/2019	3/27/2019	5/24/2019	12,268,702.801	0.1097	1,346
02/05/2019	4/29/2019	7/26/2019	13,612,944.162	0.0906	1,234
05/07/2019	5/17/2019	7/26/2019	15,335,222.467	0.1558	2,389
05/07/2019	6/14/2019	7/26/2019	18,138,176.915	0.1229	2,230
Total dividends declared for the nine months ended June 30, 2019					$12,000

For the nine months ended June 30, 2018
8/2/2017	10/23/2017	12/28/2017	248,166.664	$0.0461	$11
12/6/2017	12/7/2017	12/28/2017	495,633.336	0.0583	29
12/6/2017	12/22/2017	2/26/2018	916,833.336	0.0629	58
12/6/2017	1/23/2018	2/26/2018	1,058,896.360	0.1153	122
2/6/2018	2/23/2018	5/23/2018	1,750,996.360	0.0840	147
2/6/2018	3/23/2018	5/23/2018	1,757,971.828	0.2204	388
2/6/2018	4/27/2018	7/24/2018	2,219,371.824	0.1270	282
5/4/2018	5/22/2018	7/24/2018	2,219,371.824	0.1894	420
5/4/2018	6/21/2018	7/24/2018	2,804,322.532	0.1766	495
Total dividends declared for the nine months ended June 30, 2018					$1,952

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the Company’s distributions reinvested during the nine months ended June 30, 2019 and 2018:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the nine months ended June 30, 2019
November 27, 2018	49,178.285	$15.00	$738
December 28, 2018	53,153.132	15.00	797
February 27, 2019	64,472.390	15.00	967
May 31, 2019	64,642.391	15.00	970
	231,446.198	$15.00	$3,472
For the nine months ended June 30, 2018
December 28, 2017	1,663.021	$15.00	$25
February 26, 2018	6,975.468	15.00	105
May 23, 2018	19,210.720	15.00	288
	27,849.209	$15.00	$418

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 13, 2019, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On May 7, 2019 and August 6, 2019, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 19, 2019	September 27, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2019 through July 31, 2019 per share
August 30, 2019	November 26, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2019 through August 31, 2019 per share
September 20, 2019	November 26, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2019 through September 30, 2019 per share
October 18, 2019	December 27, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2019 through October 31, 2019 per share

On July 1, 2019, the Company entered into Subscription Agreements with additional stockholders totaling
$14,950 in the aggregate.

The Company issued capital calls to stockholders that were due on July 12, 2019 and August 19, 2019, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of shares	7/12/2019	1,733,778.300	$15.00	$26,007
Issuance of shares	8/19/2019	1,387,022.700	$15.00	$20,805

On July 26, 2019, the Company issued 168,566.101 shares of common stock through the DRIP.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of June 30, 2019, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2019 and September 30, 2018, our portfolio at fair value was comprised of the following:

	As of June 30, 2019		As of September 30, 2018
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$70,130	14.7%	$19,052	13.3%
One stop	396,799	83.3	122,442	85.2
Second lien	3,624	0.8	—	—
Subordinated debt	2	0.0 *	82	0.1
Equity	5,745	1.2	2,083	1.4
Total	$476,300	100.0%	$143,659	100.0%

*	Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2019 and September 30, 2018, one stop loans included $100.0 million and $27.7 million, respectively, of late stage lending loans at fair value.

As of June 30, 2019 and September 30, 2018, we had debt and equity investments in 101 and 54 portfolio companies, respectively. The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three and nine months ended June 30, 2019 and 2018 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Weighted average annualized income yield(1)	8.6%	9.1%	8.6%	8.7%
Weighted average annualized investment income yield(2)	9.0%	9.4%	9.0%	9.1%
Total return based on average net asset value(3)*	10.1%	12.4%	9.3%	12.0%
Total return based on net asset value per share(4)	2.1%	3.3%	6.8%	7.4%

*	Annualized for periods of less than one year

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
As of June 30, 2019, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 10.2% for stockholders taken as a whole. For the nine months ended June 30, 2019 and 2018, GBDC 3 earned a year-to-date IRR of 11.0% and 12.6%, respectively, for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments, foreign currency translation, and forward currency contracts in the Consolidated Statements of Operations.

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

Recent Developments

On May 7, 2019 and August 6, 2019 our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 19, 2019	September 27, 2019
Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP for the period July 1, 2019 through July 31, 2019 per share

August 30, 2019	November 26, 2019	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2019 through August 31, 2019 per share
September 20, 2019	November 26, 2019	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2019 through September 30, 2019 per share
October 18, 2019	December 27, 2019	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2019 through October 31, 2019 per share

On July 1, 2019, we entered into subscription agreements with additional stockholders totaling $15.0 million in the aggregate.

We issued capital calls to stockholders that were due on July 12, 2019 and August 19, 2019, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
				(in thousands)
Issuance of shares	7/12/2019	1,733,778.300	$15.00	$26,007
Issuance of shares	8/19/2019	1,387,022.700	$15.00	$20,805

On July 26, 2019, we issued 168,566.101 shares of common stock through the DRIP.

Consolidated Results of Operations

Consolidated operating results for the three and nine months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,		Variances	Nine months ended June 30,		Variances
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In thousands)			(In thousands)
Interest income	$8,133	$1,266	$6,867	$17,978	$2,008	$15,970
Income from accretion of discounts and origination fees	371	51	320	854	80	774
Fee income	195	—	195	278	1	277
Total investment income	8,699	1,317	7,382	19,110	2,089	17,021
Net expenses	4,144	731	3,413	9,540	1,149	8,391
Net investment income	4,555	586	3,969	9,570	940	8,630
Excise tax	—	—	—	—	1	(1)
Net investment income - after excise tax	4,555	586	3,969	9,570	939	8,631
Net realized gain (loss) on investments and foreign currency transactions	11	—	11	60	—	60
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	1,287	611	676	2,370	1,013	1,357
Net increase in net assets resulting from operations	$5,853	$1,197	$4,656	$12,000	$1,952	$10,047
Average earning portfolio company investments, at fair value	$385,092	$55,670	$329,422	$281,325	$30,598	$250,727

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from June 30, 2018 to June 30, 2019. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three and nine months ended June 30, 2018 to the three and nine months ended June 30, 2019 by $7.4 million and $17.0 million, respectively, primarily as a result of an increase in the average earning investment balance, which is the annual average balance of accruing loans in our investment portfolio, of $329.4 million and $250.7 million, respectively and an increase in the London Interbank Offered Rate, or LIBOR, which is the index that determines the interest rate on the majority of our floating rate investments.

The annualized income yield by debt security type for the three and nine months ended June 30, 2019 and 2018 was as follows:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Senior secured	7.9%	7.1%	7.6%	6.8%
One stop	8.8%	9.5%	8.8%	9.3%
Second lien	12.2%	N/A	12.2%	N/A
Subordinated debt	7.6%	8.1%	7.6%	8.1%

Annualized income yields on senior secured loans have increased for the three and nine months ended June 30, 2019 compared to the three and nine months ended June 30, 2018 primarily due to the rise in LIBOR. Annualized income yields on one stop loans have decreased for the three and nine months ended June 30, 2019 compared to the three and nine months ended June 30, 2018 primarily due to flat or lower spreads on originations during the three and nine months ended June 30, 2019 which was offset by an increase in LIBOR. As of June 30, 2019, we have two second lien investments and one subordinated debt investment as shown in the Consolidated Schedule of Investments. Due to the limited number of investments and significant growth in the portfolio from June 30, 2018 to June 30, 2019, changes in investment yields may not be indicative of market conditions.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three and nine months ended June 30, 2019 and 2018:

	Three months ended June 30,		Variances	Nine months ended June 30,		Variances
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In thousands)			(In thousands)
Interest and facility fee expenses	$1,692	$194	$1,499	$3,692	$260	$3,432
Amortization of debt issuance costs	68	31	37	600	36	564
Base management fee, net of waiver	967	145	821	2,111	231	1,880
Income incentive fee, net of waiver	837	74	763	1,727	80	1,647
Capital gain incentive fee accrued under GAAP, net of waiver	181	69	112	361	95	266
Professional fees, net of waiver	217	181	36	635	390	245
Administrative service fee	156	25	131	332	41	291
General and administrative expenses	26	12	14	82	16	66
Net expenses	4,144	731	3,413	9,540	1,149	8,391
Excise tax	—	—	—	—	1	(1)
Net expenses - after excise tax	$4,144	$731	$3,413	$9,540	$1,150	$8,390
Average debt outstanding	$168,328	$21,080	$168,307	$121,181	$11,115	$110,066

Interest Expense

Interest and facility fee expenses increased from the three months ended June 30, 2018 to the three months ended June 30, 2019 by $1.5 million primarily due to an increase in the weighted average of outstanding borrowings of $168.3 million and an increase in LIBOR. Interest and facility fee expense increased by $3.4 million from the nine months ended June 30, 2018 to the nine months ended June 30, 2019 primarily due to an increase in the weighted average of outstanding borrowings of $110.1 million, higher interest rates for floating rate borrowings, and an increase in LIBOR. The increase in our weighted average debt outstanding was driven by an increase in the weighted average debt outstanding balance under the revolving credit agreement with Signature Bank, or the SB Revolver, during the nine months ended June 30, 2019. For more information about our outstanding borrowings for the three and nine months ended June 30, 2019 and 2018, including the terms thereof, see Note 8 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

Amortization of debt issuance costs increased from the nine months ended June 30, 2018 to the nine months ended June 30, 2019 by $0.6 million, primarily due to the acceleration of amortization of debt issuance costs related to the termination of the revolving credit facility with Sumitomo Mitsui Banking Corporation, or the SMBC Revolver, on February 4, 2019.

The effective annualized average interest rate on our outstanding debt decreased to 4.2% for the three months ended June 30, 2019 from 4.3% for the three months ended June 30, 2018 primarily due to lower interest rates associated with our unsecured revolving credit facility with GC Advisors, or the Revolver, which is partially offset by an increase in LIBOR. The effective annualized average interest rate on our outstanding debt increased to 4.7% for the nine months ended June 30, 2019 from 3.6% for the nine months ended June 30, 2018 primarily due to higher interest rates for borrowings under the SMBC Revolver, an increase in LIBOR, and an increase in amortization of debt issuance costs due to the termination of the SMBC Revolver.

Management Fees

The base management fee increased as a result of a sequential increase in average assets from the three and nine months ended June 30, 2018 to the three and nine months ended June 30, 2019.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.8 million and $1.6 million from the three and nine months ended June 30, 2018 to the three and nine months ended June 30, 2019, respectively, primarily as a result of the increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements). For the three and nine months ended June 30, 2019, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 15.0%.

We recorded an accrual for the Capital Gain Incentive Fee under GAAP of $0.2 million and $0.4 million for the three and nine months ended June 30, 2019, respectively, and recorded an accrual for the Capital Gain Incentive Fee under GAAP of less than $0.1 million for each of the three and nine months ended June 30, 2018. The Capital Gain Incentive Fee accrual under GAAP was primarily due to unrealized appreciation in the investment portfolio. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

As of June 30, 2019 and September 30, 2018, the cumulative capital gain incentive fee accrual in accordance with GAAP was $0.5 million and $0.2 million, respectively, none of which was payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.2 million and $0.6 million from the three and nine months ended June 30, 2018 to the three and nine months ended June 30, 2019, respectively. These increases are associated with increased costs to service a growing portfolio and the professional fee reimbursement irrevocably waived by GC Advisors of approximately $0.1 million for the three months ended December 31, 2017. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2019 were less than $0.1 million and $0.4 million, respectively. During the three and nine months ended June 30, 2018, total expenses reimbursed by us to the Administrator were $0.1 million and $0.1 million, respectively.

As of June 30, 2019 and September 30, 2018, included in accounts payable and accrued expenses were $0.2 million and $0.1 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended June 30, 2019 and 2018:

	Three months ended June 30,		Variances	Nine months ended June 30,		Variances
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In thousands)			(In thousands)
Net realized gain (loss) on investments	$3	$—	$3	$4	$—	$4
Net realized gain (loss) on foreign currency transactions	8	—	8	56	—	56
Net realized gain (loss) on investments and foreign currency transactions	11	—	11	60	—	60
Unrealized appreciation on investments	$2,184	$643	$1,541	$3,496	$1,030	$2,466
Unrealized (depreciation) on investments	(882)	(32)	(850)	(1,111)	(17)	(1,094)
Unrealized (depreciation) on forward currency contracts	(70)	—	(70)	(70)	—	(70)
Unrealized appreciation on foreign currency translation	55	—	55	55	—	55
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	$1,287	$611	$676	$2,370	$1,013	$1,357

For the three and nine months ended June 30, 2019, we had a net realized gain on investments and foreign currency transactions of less than $0.1 million primarily due to realized gains on foreign currency transactions. For the three and nine months ended June 30, 2018, we did not record any net realized gain (loss) on investments and foreign currency transactions.

During the three and nine months ended June 30, 2019, we had $2.2 million and $3.5 million in unrealized appreciation on 56 and 75 portfolio company investments, respectively, which was partially offset by $0.9 million and $1.1 million in unrealized depreciation on 85 and 63 portfolio company investments, respectively. During the three and nine months ended June 30, 2018, we had $0.6 million and $1.0 million in unrealized appreciation on 26 and 35 portfolio company investments, respectively, which was partially offset by less than $0.1 million and less than $0.1 million in unrealized depreciation on 23 and 10 portfolio company investments, respectively. Unrealized appreciation during the three and nine months ended June 30, 2019 and 2018 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value of portfolio company investments during the three and nine months ended June 30, 2019 and 2018.

During the three and nine months ended June 30, 2019, we recognized unrealized depreciation on forward currency contracts of $0.1 million, which was comprised of unfavorable movements in currency rates for two open forward currency contracts. See Note 6 in the notes to the consolidated financial statements for details of open positions on forward currency contracts.

Liquidity and Capital Resources

For the nine months ended June 30, 2019, we experienced a net increase in cash, cash equivalents and foreign currencies of $32.7 million. During the period we used $319.0 million in operating activities, primarily as a result of fundings of portfolio investments of $346.3 million. During the same period, cash provided by financing activities was $351.7 million, primarily driven by borrowings on debt of $405.6 million, proceeds from short-term borrowings of $9.5 million and proceeds from the issuance of common shares of $181.4 million that were partially offset by repayments of debt of $232.4 million, repayments on short-term borrowings of $7.6 million and distributions paid of $4.2 million.

For the nine months ended June 30, 2018, we experienced a net increase in cash and cash equivalents of $9.4 million. During the period we used $86.8 million in operating activities, primarily as a result of fundings of portfolio investments of $87.8 million. During the same period, cash provided by financing activities was $96.3 million, primarily driven by borrowings on debt of $127.6 million and proceeds from the issuance of common shares of $67.0 million that were partially offset by repayments of debt of $97.6 million.

As of June 30, 2019 and September 30, 2018, we had cash, cash equivalents and foreign currencies of $36.3 million and $3.7 million, respectively. Cash, cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions.

As of June 30, 2019, the SMBC Revolver was no longer outstanding. As of September 30, 2018, the SMBC Revolver, allowed us to borrow up to $110.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2018, we had $58.5 million outstanding under the SMBC Revolver. As of September 30, 2018, subject to leverage and borrowing base restrictions, we had $51.5 million of remaining commitments and $51.5 million of availability under the SMBC Revolver.

On February 4, 2019, we entered into the SB Revolver. As of June 30, 2019, the SB Revolver allowed us to borrow up to $175.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. On April 8, 2019, we entered into an amendment with SB which increased the borrowing capacity under the SB Revolver to $225.0 million. As of June 30, 2019, we had $185.7 million outstanding under the SB Revolver. As of June 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $39.3 million of remaining commitments and $0.0 of availability on the SB Revolver.

As of June 30, 2019 and September 30, 2018, we had investor capital subscriptions totaling $514.9 million and $470.4 million, respectively, of which $267.3 million and $85.9 million, respectively, had been called and contributed, leaving $247.6 million and $384.5 million of uncalled investor capital subscriptions, respectively.

As of June 30, 2019 and September 30, 2018, we were permitted to borrow up to $100.0 million and $40.0 million, respectively, at any one time outstanding under the Revolver. On June 28, 2019, we amended the Revolver to increase the borrowing capacity to $100.0 million from $40.0 million. As of June 30, 2019 and September 30, 2018, we had $46.0 million and $0, respectively, outstanding under the Revolver.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act, or SBCAA, which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are still evaluating the merits of operating with a higher leverage ratio, and have not sought or obtained either approval and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of June 30, 2019, our asset coverage for borrowed amounts was 216.3%.

As of June 30, 2019 and September 30, 2018, we had outstanding commitments to fund investments totaling $103.2 million and $51.4 million, respectively. This amount may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2019 and September 30, 2018, respectively, subject to the terms of each loan’s respective credit agreement. As of June 30, 2019, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our SB Revolver and Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2019 and September 30, 2018 we had investments in 101 and 54 portfolio companies, respectively, with a total fair value of $476.3 million and $143.7 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and nine months ended June 30, 2019 and 2018:

	For the three months ended June 30,				For the nine months ended June 30,
	2019		2018		2019		2018
	(In thousands)				(In thousands)
	New Commitments	Percentage of Commitments	New Commitments	Percentage of Commitments	New Commitments	Percentage of Commitments	New Commitments	Percentage of Commitments
Senior secured	$45,371	19.9%	$8,535	12.7%	$84,976	21.0%	$16,851	12.5%
One stop	177,975	78.0	57,460	85.8	313,543	77.3	115,859	86.3
Second lien	3,712	1.7	—	—	3,712	0.9	—	—
Subordinated debt	—	—	82	0.1	10	0.0*	82	0.1
Equity	1,022	0.4	887	1.4	3,292	0.8	1,484	1.1
	$228,080	100.0%	$66,964	100.0%	$405,533	100.0%	$134,276	100.0%

* Represents an amount less than 0.1%
For the three and nine months ended June 30, 2019, we had approximately $8.9 million and $18.6 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the three and nine months ended June 30, 2019, we had sales of securities in 1 and 3 portfolio companies, respectively, aggregating less than $0.1 and approximately $0.2 million, respectively, in net proceeds.

For each of the three and nine months ended June 30, 2018, we had approximately $0.1 million and $0.1 million in proceeds from principal payments and return of capital distributions of portfolio companies. For each of the three and nine months ended June 30, 2019, we had no sales of securities.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2019(1)			As of September 30, 2018(1)
	(In thousands)			(In thousands)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured:
Performing	$70,344	$69,295	$70,130	$19,102	$18,804	$19,052
Non-accrual(2)	—	—	—	—	—	—
One stop:
Performing	399,601	394,376	396,799	123,084	121,233	122,442
Non-accrual(2)	—	—	—	—	—	—
Second lien:
Performing	3,711	3,622	3,624	—	—	—
Non-accrual(2)	—	—	—	—	—	—
Subordinated debt:
Performing	2	—	2	82	82	82
Non-accrual(2)	—	—	—	—	—	—
Equity	N/A	5,041	5,745	N/A	1,958	2,083
Total	$473,658	$472,334	$476,300	$142,268	$142,077	143,659

(1)	12 and 6 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of June 30, 2019 and September 30, 2018, respectively.

(2)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.” As of June 30, 2019 and September 30, 2018, there were no loans in our portfolio that were on non-accrual.

As of June 30, 2019 and September 30, 2018, the fair value of our debt investments as a percentage of the outstanding principal value was 99.3% and 99.6%, respectively.

The following table shows the weighted average rate and spread over LIBOR on investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and nine months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the nine months ended June 30,
	2019	2018	2019	2018
Weighted average rate of new investment fundings	8.3%	7.9%	8.1%	8.0%
Weighted average spread over LIBOR of new floating rate investment fundings	5.7%	5.6%	5.6%	6.0%
Weighted average rate of sales and payoffs of portfolio investments	8.9%	8.3%	8.4%	8.0%
Weighted average annualized income yield (1)	8.6%	9.1%	8.6%	8.7%

(1)
Represents income from interest and fees, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning debt investments, and does not represent a return to any investor in us.

As of June 30, 2019, 79.5% of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2018, 90.4% and 95.8%, respectively, of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2019 and September 30, 2018, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $26.8 million and $22.7 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2019 and September 30, 2018:

	As of June 30, 2019		As of September 30, 2018
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$20,487	4.3%	$1,585	1.1%
4	451,669	94.8	142,074	98.9
3	4,144	0.9	—	—
2	—	—	—	—
1	—	—	—	—
Total	$476,300	100.0%	$143,659	100.0%

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of June 30, 2019 is as follows:

	Payments Due by Period
	(In thousands)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$185,707	$—	$185,707	$—	$—
Revolver	46,000	—	46,000	—	—
Other short-term borrowings	1,846	1,846	—	—	—
Unfunded commitments (1)	103,199	103,199	—	—	—
Total contractual obligations	$336,752	$105,045	$231,707	$—	$—

(1)
Unfunded commitments represent unfunded commitments to fund investments as of June 30, 2019. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of June 30, 2019, subject to the terms of each loan’s respective credit agreement. The unfunded commitments amount does not include $109.4 million of commitments as of June 30, 2019 for GBDC 3 Senior Loan Fund LLC, which is described in Note 5 Investments in the notes to our consolidated financial statements.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2019 and September 30, 2018, we had outstanding commitments to fund investments totaling $103.2 million and $51.4 million.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2019 and 2018. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of June 30, 2019 and September 30, 2018, with the exception of money market funds included in cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of June 30, 2019 and September 30, 2018, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and nine months ended June 30, 2019, no amounts were incurred for U.S. federal excise tax. For the three and nine months ended June 30, 2018, $0 and less than $0.1 million was incurred for U.S federal excise tax, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2019 and September 30, 2018, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01% and 0.96%. In addition, the SMBC Revolver had and the SB Revolver has a floating interest rate provision based on the one-month LIBOR that resets monthly, and the Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of June 30, 2019 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(1,166)	$(579)	$(587)
Up 50 basis points	2,331	1,159	1,172
Up 100 basis points	4,662	2,317	2,345
Up 150 basis points	6,993	3,476	3,517
Up 200 basis points	9,324	4,634	4,690

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2019, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SB Revolver, the Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2019 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A: Risk Factors.

There have been no material changes during the nine months ended June 30, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2018.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1
Second Amendment to Revolving Credit and Security Agreement, dated as of May 31, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender.*

10.2
First Amendment to Revolving Loan Agreement, dated as of June 28, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on July 2, 2019).

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

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: August 13, 2019	By:	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Ross A. Teune
Ross. A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)