Form 10-K
period 2019-09-30
Golub Capital BDC 3, Inc.
filed 2019-12-05
CIK 1715268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
As of March 31, 2019 and September 30, 2019, there was no established public market for the Registrant's common stock.
The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of December 5, 2019 is 26,881,637.700.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2019.

PART I
In this annual report, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “GBDC 3” refer to Golub Capital BDC 3, Inc., a Maryland corporation, and its consolidated subsidiaries;

•	“GBDC 3 Holdings” refers to GBDC 3 Holdings LLC, a Delaware limited liability company, or LLC, our direct subsidiary;

•	“GBDC 3 Funding” refers to GBDC 3 Funding LLC, a Delaware LLC, our direct subsidiary;

•	“GBDC 3 Funding II” refers to GBDC 3 Funding II LLC, a Delaware LLC, our direct subsidiary;

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

•	“GC Advisors” refers to GC Advisors LLC, a Delaware LLC, our investment adviser;

•	“Administrator” refers to Golub Capital LLC, a Delaware LLC, an affiliate of GC Advisors and our administrator;

•
“Adviser Revolver” refers to the line of credit, as amended, with GC Advisors, which as of September 30, 2019 allowed for borrowing up to $125.0 million and which was amended on October 28, 2019 to allow for borrowing up to $40.0 million;

•
"SMBC Revolver" refers to the revolving credit facility, as amended, that GBDC 3 originally entered into on March 16, 2018 with Sumitomo Mitsui Banking Corporation as administrative agent, sole lead arranger and sole manager, and terminated on February 4, 2019, that, as of the date of termination, allowed for borrowing up to $110.0 million and bore interest at a rate of either one-month London Interbank Offered Rate, or "LIBOR", or Prime and that would have matured on March 16, 2020;

•
“DB Credit Facility” refers to the senior secured revolving credit facility that GBDC 3 Funding entered into on September 10, 2019, with GBDC 3, as equityholder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian, that as of September 30, 2019, allowed for borrowing up to $250.0 million and that bears interest at a rate of the applicable base rate plus 2.00% per annum through the reinvestment period, which continues through September 10, 2022 and is scheduled to mature on December 31, 2024. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month Euro Interbank Offered Rate or “EURIBOR,” with respect to any advances denominated in Euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR, with respect to any other advances;

•
“SB Revolver” refers to the revolving credit facility, as amended, that we originally entered into on February 4, 2019, with Signature Bank, as administrative agent and a lender, which as of September 30, 2019, allowed for borrowing up to $225.0 million that bears at a rate of the applicable base rate plus 1.50% per annum, which continues through February 4, 2021;

•	“Investment Advisory Agreement” refers to the advisory agreement by and between us and GC Advisors, dated as of September 29, 2017; and

•
“Golub Capital” refers, collectively, to the activities and operations of Golub Capital LLC (formerly Golub Capital Management LLC), which entity employs all of Golub Capital’s investment professionals, GC Advisors and associated investment funds and their respective affiliates.

Item 1. Business
GENERAL

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

We were formed in August 2017 to make investments and generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans) and other senior secured loans of middle-market companies that are, in most cases, sponsored by private equity firms. GC Advisors structures our one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of the portfolio company. In many cases, we are the sole lender, or we together with our affiliates are the sole lenders, of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.

In this annual report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than $100.0 million annually.

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, primarily U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $30.0 billion of capital under management as of September 30, 2019, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

We were formed in August 2017, and we commenced operations on October 2, 2017. We have sold and continue to offer and sell shares of our common stock in private placement transactions pursuant to certain exemptions of Securities Act of 1933, as amended, or the Securities Act and the laws of the states and jurisdictions where any offering is made.

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

Information Available

Our address is 666 Fifth Avenue, 18th Floor, New York, NY 10103 and our phone number is (212) 750-6060.

The U.S. Securities and Exchange Commission, or SEC, maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov.

Our Adviser

Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our Investment Advisory Agreement, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business - Management Agreements - Management Fee” for a discussion of the base management fee and incentive fee, including the cumulative incentive fee cap and the income and capital gains incentive fee payable by us to GC Advisors. Unlike most closed-end funds whose fees are based on assets net of leverage, our base management fee is based on our average-adjusted gross assets (including leverage but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets), and, therefore, GC Advisors benefits when we incur debt or use leverage. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase. Additionally, under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because it determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. See “Business - Management Agreements - Board Approval of the Investment Advisory Agreement.”

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

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of September 30, 2019, Golub Capital had over $30.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over 260 middle-market sponsors and repeat transactions with over 180 sponsors.

Golub Capital’s middle-market lending group is managed by a four-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman and Gregory W. Cashman. As of September 30, 2019, Golub Capital’s more than 100 investment professionals had an average of over 12 years of investment experience and were supported by more than 250 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$1,949	0.3%	$1,586	1.1%
4	605,050	98.1	142,073	98.9
3	9,990	1.6	—	—
2	—	—	—	—
1	—	—	—	—
Total	$616,989	100.0%	$143,659	100.0%

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

Senior Loan Fund.  Effective as of October 2, 2017, we entered into an agreement to co-invest with RGA through GBDC 3 SLF. The portfolio of GBDC 3 SLF is expected to be comprised of loans to borrowers in industries similar to the companies in our portfolio. GBDC 3 SLF is expected to invest primarily in one stop and other senior secured loans of middle market companies, which debt securities are expected to be secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility, in generally the same manner as our senior secured and one stop loans. GBDC 3 SLF may also invest in more liquid first lien senior secured loans. As of September 30, 2019, GBDC 3 SLF has not yet commenced operations.

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

Investments

We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2019, as well as the top ten industries in which we were invested as of September 30, 2019, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Fair Value of Investments (In Thousands)	Percentage of Total Investments
MRI Software LLC	$24,893	4.0%
E2open, LLC	22,942	3.7
eSolutions, Inc.	22,875	3.7
Calabrio, Inc.	22,590	3.7
Clarkson Eyecare LLC	21,145	3.4
GS Acquisitionco, Inc.	20,468	3.3
BJH Holdings III Corp.	19,282	3.1
Nextech Holdings, LLC	18,082	2.9
Veterinary Specialists of North America, LLC	17,722	2.9
J.S. Held Holdings, LLC	17,598	2.9
	$207,597	33.6%

Industry	Fair Value of Investments (In Thousands)	Percentage of Total Investments
Diversified/Conglomerate Service	$288,996	46.8%
Healthcare, Education and Childcare	58,595	9.5
Personal, Food and Miscellaneous Services	50,176	8.1
Electronics	46,896	7.6
Leisure, Amusement, Motion Pictures, Entertainment	32,043	5.2
Beverage, Food and Tobacco	29,102	4.7
Insurance	26,661	4.3
Buildings and Real Estate	24,893	4.0
Retail Stores	16,072	2.6
Diversified/Conglomerate Manufacturing	11,624	1.9
	$585,058	94.7%

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

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by GC Advisors. We have a chief executive officer, chief financial officer, chief compliance officer, managing directors and director of corporate strategy, and to the extent necessary, our board of directors may elect to hire additional personnel going forward. Our officers are officers and/or employees of Golub Capital LLC, an affiliate of GC Advisors, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the administration agreement, or the Administration Agreement, with the Administrator. See “Business - Management Agreements - Administration Agreement.”

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

Incentive Fee

We pay GC Advisors an incentive fee. The Incentive Fee is calculated in arrears and consists of three parts: (1) the income component, or the Income Incentive Fee, (2) the capital gains component, or the Capital Gain Incentive Fee, and (3) the subordinated liquidation incentive component, or the Subordinated Liquidation Incentive Fee, and are collectively referred to as the Incentive Fee.

Incentive Fee Cap

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

There was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the years ended September 30, 2019 and 2018. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for a capital gain incentive fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 15.0% of such amount prior to the closing of a Liquidity Event (20.0% following the closing of a Liquidity Event), less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2019, we have not made any Capital Gain Incentive Fee payments. For the years ended September 30, 2019 and 2018, we accrued a capital gain incentive fee, net of waiver, under GAAP of $0.5 million and $0.2 million, respectively. The cumulative accrual for capital gain incentive fee, net of waiver, under GAAP was $0.7 million and $0.2 million as of September 30, 2019 and 2018, respectively.

Subordinated Liquidation Incentive Fee

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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, may also terminate the Investment Advisory Agreement without penalty. See “Risk Factors - Risks Relating to our Business and Structure - We are dependent upon GC Advisors for our future success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.”

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

Board Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in May 2019, our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, extent and quality of services provided to us by GC Advisors;

•	the relative investment performance of us since April 1, 2018 and since inception;

•
the relative investment performance of Golub Capital BDC, Inc., or GBDC and Golub Capital Investment Corporation, or GCIC, each of which are business development companies advised by GC Advisors, with GCIC merging with and into GBDC in September 2019;

•	the fees paid by other comparable business development companies; and

•	various other matters.

Based on the information reviewed and the considerations detailed above, our board of directors, including all of the directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Investment Advisory Agreement for a one-year term.

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2019, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The board of directors, including the independent directors reviews the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement to determine that such expenses are reasonable and comparable to administrative services charged by unaffiliated asset managers. The

Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies, or any of our other policies, is fundamental and each may be changed without stockholder approval. To the extent we adopt any fundamental policies; no person from whom we borrow will have, in his or her capacity as lender or debt holder, either a veto power or a vote in approving or changing any of our fundamental policies.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. The Small Business Credit Availability Act, or SBCAA, which was signed into law in March , 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. We are still evaluating the merits of operating with a higher leverage ratio, and have not sought or obtained approval, and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a) of the 1940 Act. As of September 30, 2019, our asset coverage for borrowed amounts was 219.3%.

In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. We consolidate our financial results with all of our wholly-owned subsidiaries, including GBDC 3 Funding, GBDC 3 Funding II, and GBDC 3 Holdings, for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors - Risks Relating to our Business and Structure - Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.”

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

Proxy Voting Records

You may obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2019 by making a written request for proxy voting information to: Golub Capital BDC 3, Inc., Attention: Investor Relations, 666 Fifth Avenue, 18th Floor, New York, NY 10103, or by calling Golub Capital BDC 3, Inc. collect at (212) 750-6060.

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

On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates may afford us additional investment opportunities and the ability to achieve greater diversification. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.

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

Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be subject to U.S. corporate income tax as well as state and local tax on their earnings, which ultimately will reduce our return on such income and fees.

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

To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to any decreases from current levels to the level of the interest rate floors on certain investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the majority of amounts we have borrowed are floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor above current levels will not increase until interest rates exceed the applicable floor. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. In periods of decreasing interest rates, while our cost of funds will decrease because the interest rates on the majority of amounts we have borrowed are floating, because a significant portion of the loans in our portfolio also have floating interest rates, our net investment income may also decrease considering that the interest rate floors on our loans may not have been reached. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to risks associated with the discontinuation of LIBOR
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the phase out of the use of LIBOR by the end of 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates

Committee or ARRC, a U.S. based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. Similarly, financial regulators in the UK, the European Union, Japan, and Switzerland formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. The ARRC is comprised of a diverse set of private-sector entities and a wide array of official-sector entities, banking regulators, and other financial sector regulators. The ARRC has identified the Secured Overnight Financing Rate or SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the U.S.
The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2021 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. We may experience a negative impact on the cost of borrowings that are linked to LIBOR. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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

The members of GC Advisors’ investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, our officers and directors also serve as officers and directors of GBDC (NASDAQ: GBDC), a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act and whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Similarly, GC Advisors or its affiliates currently manage and may have other clients with similar or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, Lawrence E. Golub and David B. Golub have management responsibilities for other accounts managed or sponsored by GC Advisors or its affiliates, including GBDC. Our investment objective may overlap with the investment objectives of such affiliated accounts. For example, GC Advisors currently manages GBDC and several private funds, some of which may seek additional capital from time to time, that are pursuing an investment strategy similar to ours, and we may compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors. Certain of these accounts may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

In the course of our investing activities, we pay management and incentive fees to GC Advisors. The management fee is based on our average adjusted gross assets and the incentive fee is computed and paid on income, both of which include leverage. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our average adjusted gross assets, GC Advisors benefits when we incur debt or use leverage. Under certain circumstances, the use of leverage may increase the likelihood of default, which would negatively impact our security holders.
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

On September 16, 2019, GCIC, a closed-end, non-diversified management company, managed by GC Advisors, completed a liquidity event by merging with GBDC. We cannot assure you that we will be able to replicate such liquidity event or that completion of that liquidity event increases our prospects for a Liquidity Event. Moreover, we cannot assure you that we will be able to complete a Liquidity Event on similar terms, or at all or that returns to our investors in a Liquidity Event will be equivalent to any returns that were achieved by investors in GCIC in any liquidity event that may be completed.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% upon receipt of certain approvals and subject to certain disclosure requirements) of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2019, we had $270.6 million in outstanding borrowings.

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

We intend to finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage accelerates and increases the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will depend on GC Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. We may issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.
The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2019, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(21.87)%	(12.56)%	(3.24)%	6.08%	15.39%

(1)
Assumes $639.9 million in total assets, $270.6 million in debt outstanding and $343.4 million in net assets as of September 30, 2019 and an effective annual interest rate of 4.11% as of September 30, 2019.

Based on our outstanding indebtedness of $270.6 million as of September 30, 2019 and the effective annual interest rate of 4.11% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.74% to cover annual interest payments on the outstanding debt.

New legislation may permit us to incur additional leverage.
Business development companies are generally able to issue senior securities such that their asset coverage, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. In March 2018, the SBCAA amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals and, in the case of an unlisted business development company, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the date after such stockholder approval. If we were to receive either form of approval and comply with the applicable repurchase offer and disclosure requirements, we would be able to incur additional indebtedness, which may increase our risks related to leverage. In addition, our management fee is based on our average adjusted gross assets, which includes leverage and, as a result, if we were to incur additional leverage, management fees paid to GC Advisors would increase. We are still evaluating the merits of operating with a higher leverage ratio, and have not sought or obtained approval, and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a) of the 1940 Act.
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

We are subject to risks associated with the SB Revolver.

GBDC 3 has entered into the SB Revolver and as a result, we are subject to certain risks. The SB Revolver is secured by the unfunded commitments of certain of our stockholders. We made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In the event of a default under the SB Revolver documents, Signature Bank, in its capacity as administrative agent under the SB Revolver documents, would have the right to call the capital commitments of our stockholders collateralizing the SB Revolver in order to repay amounts outstanding under the SB Revolver, which would reduce the amount of capital commitments available to us for investment purposes.

We are subject to risks associated with the DB Credit Facility.

GBDC 3 Funding has entered into the DB Credit Facility and as a result, we are subject to a variety of risks, including those set forth below.

Our interests in GBDC 3 Funding are subordinated and we may not receive cash on our equity interests from GBDC 3 Funding.

We own 100% of the equity interests in GBDC 3 Funding. We consolidate the financial statements of GBDC 3 Funding in our consolidated financial statements and treat the indebtedness of GBDC 3 Funding as our leverage. Our interests in GBDC 3 Funding are subordinated in priority of payment to every other obligation of GBDC 3 Funding and are subject to certain payment restrictions set forth in the DB Credit Facility. We will receive cash distributions on our equity interests in GBDC 3 Funding only if GBDC 3 Funding has made all required cash interest payments to the lenders and no default exists under the DB Credit Facility. We cannot assure you that distributions on the assets held by GBDC 3 Funding will be sufficient to make any distributions to us or that such distributions will meet our expectations.

We will receive cash from GBDC 3 Funding only to the extent that we receive distributions on our equity interests in GBDC 3 Funding. GBDC 3 Funding may make distributions on its equity interests only to the extent permitted by the payment priority provisions of the DB Credit Facility. We expect that the DB Credit Facility will generally provide that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if GBDC 3 Funding does not meet the borrowing base test set forth in the DB Credit Facility documents, a default would occur. In the event of a default under the DB Credit Facility documents, cash would be diverted from us to pay the lender and other secured parties until they are paid in full. In the event that we fail to receive cash from GBDC 3 Funding, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.

Our equity interests in GBDC 3 Funding will rank behind all of the secured and unsecured creditors, known or unknown, of GBDC 3 Funding, including the lenders in the DB Credit Facility. Consequently, to the extent that the value of GBDC 3 Funding's portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in GBDC 3 Funding could be reduced. Accordingly, our investment in GBDC 3 Funding may be subject to up to a complete loss.

Our ability to sell investments held by GBDC 3 Funding is limited.

The DB Credit facility places significant restrictions on our ability, as servicer, to sell investments. As a result, there may be times or circumstances during which we are unable to sell investments or take other actions that might be in our best interests.

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

We may enter into repurchase agreements, which are another form of leverage.

We may, and have, entered into repurchase agreements as part of our management of our temporary investment portfolio. Under a repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.
Our use of repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the repurchase agreement may decline below the price of the securities that we have pledged but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us may decline. If a buyer of securities under a repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Also, in entering into repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with repurchase agreements, our net asset value would decline, and, in some cases, we may be worse off than if we had not used such agreements.

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

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business -Regulation - Qualifying Assets.”

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on borrowings and the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.

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

In particular the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several years. The effects of Dodd-Frank on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Trump and certain members of Congress have indicated that they will seek to amend or repeal portions of Dodd-Frank and to overhaul the Code, among other federal laws, which may create regulatory uncertainty in the near term, and in March 2018 the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. While the impact of Dodd-Frank and any federal tax reform legislation on us and our portfolio companies may not be known for an extended period of time, Dodd-Frank and any tax reform enacted as law, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
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
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. income tax rules applicable to both individuals and entities, including corporations. The Tax Cuts and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate from 35 percent to 21 percent, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income, repeal the corporate alternative minimum tax and make extensive changes to the U.S. international tax system. The Tax Cuts and Jobs Act is complex and far-reaching, and we cannot predict the long-term impact its enactment will have on us, our subsidiaries, our portfolio companies and the holders of our securities.

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

We are highly dependent on information systems and systems failures or cyberattacks could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends and other distributions.
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

Under the Investment Advisory Agreement, GC Advisors does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement, GC Advisors, its officers, members, personnel, and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement , except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement . In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement . These protections may lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.
Our investment strategy contemplates potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Although we expect most of our investments will be U.S. dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2019, we invested in securities of four non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we may invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act.

We may expose ourselves to risks if we engage in hedging transactions.
We have and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

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

Holders

As of December 5, 2019, we had 374 stockholders of record.

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

The following table reflects the cash distributions, including dividends and returns of capital, per share that we have paid on our common stock since October 2, 2017:

		Distributions Declared
Record Dates	Payment Dates	Per Share	Amount (In Thousands)
Fiscal year ended September 30, 2019
October 17, 2018	December 28, 2018	$0.1025	$663
November 28, 2018	December 28, 2018	0.1212	1,030
December 26, 2018	February 27, 2019	0.0904	977
January 21, 2019	February 27, 2019	0.1153	1,252
February 26, 2019	May 24, 2019	0.0809	879
March 27, 2019	May 24, 2019	0.1097	1,346
April 29, 2019	July 26, 2019	0.0906	1,234
May 17, 2019	July 26, 2019	0.1558	2,389
June 14, 2019	July 26, 2019	0.1229	2,230
July 19, 2019	September 27, 2019	0.1408	2,797
August 13, 2019	November 26, 2019	0.1532	3,283
September 20, 2019	November 26, 2019	0.1384	3,158
Total		$1.4217	$21,238

Fiscal year ended September 30, 2018
October 23, 2017	December 28, 2017	$0.0461	$11
December 7, 2017	December 28, 2017	0.0583	29
December 22, 2017	February 26, 2018	0.0629	58
January 23, 2018	February 26, 2018	0.1153	122
February 23, 2018	May 23, 2018	0.0840	147
March 23, 2018	May 23, 2018	0.2204	388
April 27, 2018	July 24, 2018	0.1270	282
May 22, 2018	July 24, 2018	0.1894	420
June 21, 2018	July 24, 2018	0.1766	495
July 19, 2018	September 28, 2018	0.1235	556
August 31, 2018	November 27, 2018	0.1577	915
September 21, 2018	November 27, 2018	0.1113	645
Total		$1.4725	$4,068

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

We are party to subscription agreements with several investors, including affiliates of GC Advisors, providing for the private placement of our common stock, or the Subscription Agreements. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common stock, at a price per share equal to the most recent net asset value per share as determined by our board of directors (subject to adjustment to the extent required by Section 23 of the 1940 Act), up to the amount of their respective capital subscriptions on an as-needed basis as determined by us with a minimum of 10 calendar days prior notice.

As of September 30, 2019, our stockholders have subscribed to contribute capital to us of $527.5 million pursuant to the Subscription Agreements of which $334.9 million was called and contributed through September 30, 2019.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data of Golub Capital BDC 3, Inc. as of September 30, 2019 and 2018 and for the years ended September 30, 2019 and 2018 is derived from the consolidated financial statements that have been audited by Ernst & Young LLP, independent registered public accounting firm. As we commenced operations on October 2, 2017, no Statement of Operations data has been prepared for any period prior to the year ended September 30, 2018. The financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Golub Capital BDC 3, Inc.
	As of and for the years ended September 30,
	2019	2018
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$31,562	$4,999
Base management fee	4,861	704
Incentive fee	4,261	663
Interest and other debt financing expenses	6,703	762
All other expenses	1,476	821
Base management fee waiver	(1,326)	(192)
Incentive fee waiver	(806)	(134)
Professional fees waiver	—	(112)
Net investment income - after excise tax	16,393	2,486
Net realized gain (loss) on investment transactions	201	—
Net change in unrealized appreciation (depreciation) on investment transactions	4,644	1,582
Net increase/(decrease) in net assets resulting from operations	21,238	4,068

Per share data:
Net asset value	$15.00	$15.00
Net investment income	1.19	1.04
Net realized gain (loss) on investment transactions	0.01	—
Net change in unrealized appreciation (depreciation) on investment transactions	0.22	0.43
Net increase/(decrease) in net assets resulting from operations	1.42	1.47
Per share distributions declared (1)	1.42	1.47
From net investment income	1.42	1.47
Dollar amount of distributions declared (1)	21,238	4,068
From distributable earnings	14,797	2,508
Distributions declared and payable	6,441	1,560

	Golub Capital BDC 3, Inc.
	As of and for the years ended September 30,
	2019	2018
	(In thousands, except other data)
Balance Sheet data at period end:
Investments, at fair value	$616,989	$143,659
Cash and cash equivalents, foreign currencies, and restricted cash and cash equivalents	19,917	3,653
Other assets	3,034	688
Total assets	639,940	148,000
Total debt less unamortized debt issuance costs	268,874	58,007
Total liabilities	296,520	60,775
Total net assets	343,420	87,225
Other data:
Weighted average yield on income producing investments at fair value	8.5%	9.0%
Number of portfolio companies at period end	118	54

(1)	The per share data and dollar amount for distributions declared reflect the amount of distributions paid or payable with a record date during the applicable period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K. In this report, "we," "us," "our" and "GBDC 3" refer to Golub Capital BDC 3, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make and the competition for those investments;

•	our contractual arrangements and relationships with third parties;

•	completion of a public offering of our securities or other liquidity event;

•	actual and potential conflicts of interest with GC Advisors, and other affiliates of Golub Capital

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	general economic and political trends and other external factors;

•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;

•	general price and volume fluctuations in the stock markets;

•	the impact on our business of Dodd-Frank and the rules and regulations issued thereunder and any actions toward repeal thereof; and

•	the effect of changes to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as "Risk Factors" in this annual report on Form 10-K.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of September 30, 2019, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under the Investment Advisory Agreement, which was reapproved by our board of directors in May 2019, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of September 30, 2019 and 2018, our portfolio at fair value was comprised of the following:

	As of September 30, 2019		As of September 30, 2018
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$96,765	15.7%	$19,051	13.3%
One stop	509,530	82.6	122,443	85.2
Second lien	3,898	0.6	—	—
Subordinated debt	2	0.0*	82	0.1
Equity	6,794	1.1	2,083	1.4
Total	$616,989	100.0%	$143,659	100.0%

*	Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we may adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2019 and 2018, one stop loans included $110.0 million and $27.7 million, respectively, of late stage lending loans at fair value.

As of September 30, 2019 and 2018, we had debt and equity investments in 118 and 54 portfolio companies, respectively. The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the years ended September 30, 2019 and 2018 was as follows:

	Year ended September 30,
	2019	2018
Weighted average income yield(1)	8.5%	9.0%
Weighted average investment income yield(2)	8.9%	9.6%
Total return based on average net asset value(3)	10.3%	11.3%
Total return based on net asset value per share(4)	9.9%	10.3%

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
As of September 30, 2019, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 10.8% for stockholders taken as a whole. For the years ended September 30, 2019 and 2018, GBDC 3 earned a year-to-date IRR of 10.6% and 11.8%, respectively, for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders’ net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statements of Operations.

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

Recent Developments

On August 6, 2019 and November 22, 2019, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 18, 2019	December 27, 2019	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2019 through October 31, 2019 per share
November 28, 2019	December 27, 2019	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period November 1, 2019 through November 30, 2019 per share
December 20, 2019	February 26, 2020	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period December 1, 2019 through December 31, 2019 per share
January 21, 2020	February 26, 2020	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2020 through January 31, 2020 per share

On October 1, 2019, we entered into subscription agreements with additional stockholders totaling $50.1 million in the aggregate.

On October 28, 2019, we entered into an amendment to the Adviser Revolver to decrease the maximum borrowing capacity from $125.0 million to $40.0 million.

We issued capital calls to stockholders that were due on October 14, 2019 and November 18, 2019, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
				(in thousands)
Issuance of shares	10/14/2019	1,900,611.629	$15.00	$28,509
Issuance of shares	11/18/2019	1,900,611.629	$15.00	$28,509

On November 26, 2019, we issued 185,789.675 shares of common stock through the DRIP.

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

Market Environment: We believe that as part of the path of economic recovery following the credit crisis, there has been increased competition for new middle-market investments due to some new non-bank finance companies that have entered the market and due to improving financial performance of middle-market companies. Increased competition for direct lending to middle market businesses may result in less favorable pricing terms for our investments. If we match our competitor's pricing, terms and structure, we may experience decreased net interest income, lower yields, and increased risk of credit loss. However, we believe that our scale and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

Consolidated Results of Operations

Consolidated operating results for the years ended September 30, 2019 and 2018 are as follows:

	Year ended September 30,		Variances
	2019	2018	2019 vs. 2018
	(In thousands)
Interest income	$29,765	$4,549	$25,216
Income from accretion of discounts and origination fees	1,348	318	1,030
Dividend income	102	—	102
Fee income	347	132	215
Total investment income	31,562	4,999	26,563
Net expenses	15,169	2,512	12,657
Net investment income	16,393	2,487	13,906
Excise tax	—	1	(1)
Net investment income - after excise tax	16,393	2,486	13,907
Net realized gain (loss) on investment transactions	201	—	201
Net change in unrealized appreciation (depreciation) on investment transactions	4,644	1,582	3,062
Net increase in net assets resulting from operations	$21,238	$4,068	$17,170
Average earning portfolio company investments, at fair value	$352,301	$51,537	$300,764

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net income may not be meaningful. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from September 30, 2018 to September 30, 2019. As a result, annual comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the year ended September 30, 2018 to the year ended September 30, 2019 by $26.6 million primarily as a result of an increase in the average earning debt investments balance, which is the annual average balance of accruing loans in our investment portfolio, of $300.8 million.

The annualized income yield by debt security type for the years ended September 30, 2019 and 2018 was as follows:

	Year ended September 30,
	2019	2018
Senior secured	7.4%	6.9%
One stop	8.7%	9.5%
Second lien	12.2%	N/A
Subordinated debt	7.6%	8.0%

Due to the significant growth in the portfolio from September 30, 2018 to September 30, 2019, changes in investment yields may not be indicative of market conditions and as a result, annual comparisons may not be meaningful.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the years ended September 30, 2019 and 2018:

	Year ended September 30,		Variances
	2019	2018	2019 vs. 2018
	(In thousands)
Interest and facility fee expenses	$5,991	$667	$5,324
Amortization of debt issuance costs	712	95	617
Base management fee, net of waiver	3,535	512	3,023
Income incentive fee, net of waiver	2,955	365	2,590
Capital gain incentive fee accrued under GAAP, net of waiver	500	164	336
Professional fees, net of waiver	823	578	245
Administrative service fee	551	87	464
General and administrative expenses	102	44	58
Net expenses	15,169	2,512	12,657
Excise tax	—	1	(1)
Net expenses - after excise tax	$15,169	$2,513	$12,656
Average debt outstanding	$156,352	$18,946	$137,406

Interest Expense

Interest and facility fee expense increased by $5.3 million from the year ended September 30, 2018 to the year ended September 30, 2019 primarily due to an increase in the weighted average of outstanding borrowings of $137.4 million. For more information about our outstanding borrowings for the years ended September 2019 and 2018, including the terms thereof, see Note 8 in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

Amortization of debt issuance costs increased from the year ended September 30, 2018 to the year ended September 30, 2019 by $0.6 million, primarily due to the acceleration of amortization of debt issuance costs related to the termination of the SMBC Revolver on February 4, 2019. In addition, we deferred and are amortizing debt issuance costs on the DB Credit Facility and SB Revolver.

The effective annualized average interest rate on our outstanding debt increased to 4.3% for the year ended September 30, 2019 from 3.4% for the year ended September 30, 2018 primarily due to a higher average LIBOR during the year ended September 30, 2019 as compared to the year ended September 30, 2018, and an increase in amortization of debt issuance costs due to the termination of the SMBC Revolver and additional deferred debt issuance costs related to the DB Credit Facility and SB Revolver.

Management Fees

The base management fee increased as a result of a sequential increase in average assets from the year ended September 30, 2018 to the year ended September 30, 2019.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the Income Incentive Fee and (2) the Capital Gain Incentive Fee. The Income Incentive Fee increased by $2.6 million from the year ended September 30, 2018 to the year ended September 30, 2019, primarily as a result of the increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income. For the year ended September 30, 2019, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 15.0%.

There was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement for each of the years ended September 30, 2019 and 2018. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. The cumulative capital gain incentive fee accrual calculated in accordance with GAAP as of September 30, 2019 was $0.7 million.

For the years ended September 30, 2019 and 2018, we recorded a capital gain incentive fee accrual in accordance with GAAP of $0.5 million and $0.2 million, respectively. The capital gain incentive fee accrual under GAAP was primarily due to unrealized appreciation in the investment portfolio. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.8 million from the year ended September 30, 2018 to the year ended September 30, 2019. These increases are associated with increased costs to service a growing portfolio and the professional fee reimbursement irrevocably waived by GC Advisors of approximately $0.1 million for the year ended September 30, 2018. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the year ended September 30, 2019 and the year ended September 30, 2018, were $0.7 million and $0.6 million, respectively.

As of September 30, 2019 and 2018, included in accounts payable and accrued expenses were $0.2 million and $0.1 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Excise Tax Expense

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our stockholders dividends for U.S.

federal income tax purposes of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code, and determined without regard to any deduction for dividends paid for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders that will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2019 and 2018, we incurred no U.S. federal excise tax and less than $0.1 million of U.S. federal excise tax, respectively.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended September 30, 2019 and 2018:

	Year ended September 30,		Variances
	2019	2018	2019 vs. 2018
	(In thousands)
Net realized gain (loss) from investments	$4	$—	$4
Net realized gain (loss) from foreign currency transactions	197	—	197
Net realized gain (loss) on investment transactions	201	—	201
Unrealized appreciation from investments	$6,371	$1,610	$4,761
Unrealized (depreciation) from investments	(1,967)	(28)	(1,939)
Unrealized appreciation from forward currency contracts	240	—	240
Net change in unrealized appreciation (depreciation) on investment transactions	$4,644	$1,582	$3,062

During the year ended September 30, 2019, we had a net realized gain on investment transactions of $0.2 million primarily due to realized gains on foreign currency transactions. For the year ended September 30, 2018, we did not record any net realized gain (loss) on investment transactions.

For the year ended September 30, 2019, we had $6.4 million in unrealized appreciation on 101 portfolio company investments, which was partially offset by $2.0 million in unrealized depreciation on 66 portfolio company investments. Unrealized appreciation during the year ended September 30, 2019 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value of portfolio company investments during the year ended September 30, 2019.

For the year ended September 30, 2018, we had $1.6 million in unrealized appreciation on 44 portfolio company investments, which was partially offset by less than $0.1 million unrealized depreciation on 17 portfolio company investments. Unrealized appreciation during the year ended September 30, 2018 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value of portfolio company investments during the year ended September 30, 2018.

During the year ended September 30, 2019, we recognized unrealized appreciation on forward currency contracts of $0.2 million, which was comprised of favorable movements in currency rates for two open forward currency contracts. See Note 6 in the notes to the consolidated financial statements for details of open positions on forward currency contracts.

Liquidity and Capital Resources

For the year ended September 30, 2019, we experienced a net increase in cash and cash equivalents and foreign currencies of $16.3 million. During the period we used $450.3 million in operating activities, primarily as a result of fundings of portfolio investments of $486.4 million. During the same period, cash provided by financing activities was $466.5 million, primarily driven by borrowings on debt of $856.5 million, proceeds from short-term borrowings of $27.6 million and proceeds from the issuance of common stock of $249.0 million that were partially offset by repayments of debt of $644.4 million, repayments on short-term borrowings of $11.1 million and distributions paid of $9.2 million.

As of September 30, 2019 and September 30, 2018, we had cash and cash equivalents of $2.4 million and $3.7 million, respectively. In addition, we had foreign currencies of $0.1 million and $0 as of September 30, 2019 and September 30, 2018, respectively, and restricted cash and cash equivalents of $17.4 million and $0, respectively.

Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. As of September 30, 2019, $17.4 million of our restricted cash and cash equivalents could be used to fund new investments that meet the guidelines under the DB Credit Facility, as well as for the payment of interest expense and revolving debt of the DB Credit Facility.

As of September 30, 2019 and 2018, we had investor capital subscriptions totaling $527.5 million and $470.4 million, respectively, of which $334.9 million and $85.9 million, respectively, had been called and contributed, leaving $192.6 million and $384.5 million of uncalled investor capital subscriptions, respectively.

As of September 30, 2019, the SMBC Revolver was no longer outstanding. As of September 30, 2018, the SMBC Revolver, allowed us to borrow up to $110.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2018, we had $58.5 million outstanding under the SMBC Revolver. As of September 30, 2018, subject to leverage and borrowing base restrictions, we had $51.5 million of remaining commitments and $51.5 million of availability under the SMBC Revolver.

On February 4, 2019, we entered into the SB Revolver which initially allowed us to borrow up to $175.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. On April 8, 2019, we entered into an amendment which increased the borrowing capacity under the SB Revolver to $225.0 million. As of September 30, 2019, we had $144.4 million outstanding under the SB Revolver. As of September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $80.6 million of remaining commitments and $0 of availability on the SB Revolver.

On September 10, 2019, we entered into the DB Credit Facility. As of September 30, 2019, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $250.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2019, we had $122.7 million outstanding under the DB Credit Facility. As of September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $127.3 million of remaining commitments and less than $1.0 million of availability on the DB Credit Facility.

As of September 30, 2019 and 2018, we were permitted to borrow up to $125.0 million and $40.0 million, respectively, at any one time outstanding under the Adviser Revolver. As of September 30, 2019 and 2018, we had $3.5 million and $0, respectively, outstanding under the Adviser Revolver. On October 28, 2019, we entered into an amendment to the Adviser Revolver, which decreased the borrowing capacity from $125.0 million to $40.0 million.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We are still evaluating the merits of operating with a higher leverage ratio, as permitted by and subject to the requirements enacted by the SBCAA and have not sought or obtained approval to reduce our asset coverage ratio and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of September 30, 2019, our asset coverage for borrowed amounts was 219.3%.

As of September 30, 2019 and 2018, we had outstanding commitments to fund investments totaling $107.2 million and $51.4 million, respectively. This amount may or may not be funded to the borrowing party now or in the future.

The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2019 and 2018, respectively, subject to the terms of each loan’s respective credit agreement. As of September 30, 2019, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our SB Revolver, DB Credit Facility and Adviser Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2019 and September 30, 2018, we had investments in 118 and 54 portfolio companies, respectively, with a total fair value of $617.0 million and $143.7 million, respectively.

The following table shows the asset mix of our new investment commitments for the years ended September 30, 2019 and 2018:

	Year ended September 30,
	2019		2018
	Commitments (In thousands)	Percentage of Commitments	Commitments (In thousands)	Percentage of Commitments
Senior secured	$110,442	20.0%	$24,401	11.7%
One stop	433,358	78.5	182,661	87.4
Second lien	3,712	0.7	—	—
Subordinated debt	10	0.0*	82	0.0*
Equity	4,366	0.8	1,958	0.9
Total new investment commitments	$551,888	100.0%	$209,102	100.0%

* Represents an amount less than 0.1%
For the years ended September 30, 2019 and 2018, we had approximately $20.6 million and $8.6 million, respectively, in proceeds from principal payments and return of capital distributions of portfolio companies. For the years ended September 30, 2019 and 2018, we had sales of securities in 4 and 0 portfolio companies, respectively, aggregating $0.5 million and $0, respectively, in net proceeds.

The following table summarizes portfolio composition and investment activity as of and for the years ended September 30, 2019 and 2018:

	As of and for the years ended September 30,
	2019	2018
	(Dollars in thousands)
Investments, at fair value	$616,989	$143,659
Number of portfolio companies (at period end)	118	54
New investment fundings	$551,888	$209,102
Principal payments and sales of portfolio investments	$21,115	$8,582

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2019(1)			As of September 30, 2018(1)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$97,133	$95,943	$96,765	$19,102	$18,804	$19,051
Non-accrual(2)	—	—	—	—	—	—
One stop:
Performing	511,850	505,134	509,530	123,084	121,233	122,443
Non-accrual(2)	—	—	—	—	—	—
Second lien:
Performing	3,898	3,811	3,898	—	—	—
Non-accrual(2)	—	—	—	—	—	—
Subordinated debt:
Performing	2	0*	2	82	82	82
Non-accrual(2)	—	—	—	—	—	—
Equity	N/A	6,115	6,794	N/A	1,958	2,083
Total	$612,883	$611,003	$616,989	$142,268	$142,077	143,659

* Represents less than $1,000.

(1)	18 and 6 of our loans included a feature permitting a portion of the interest due on such loan to be PIK interest as of September 30, 2019 and September 30, 2018, respectively.

(2)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.” As of September 30, 2019 and September 30, 2018, there were no loans in our portfolio that were on non-accrual.

As of September 30, 2019 and September 30, 2018, the fair value of our debt investments as a percentage of the outstanding principal value was 99.6% and 99.6%, respectively.

The following table shows the weighted average rate and spread over LIBOR on investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2019 and 2018:

	Year ended September 30,
	2019	2018
Weighted average rate of new investment fundings	7.8%	8.1%
Weighted average spread over LIBOR of new floating rate investment fundings	5.6%	6.0%
Weighted average fees of new investment fundings	1.5%	1.2%
Weighted average income yield (1)	8.5%	8.7%

(1)
Represents income from interest and fees, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning debt investments, and does not represent a return to any investor in us.

As of September 30, 2019, 81.7% of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2018, 95.8% of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2019 and 2018, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $29.4 million and $22.7 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2019 and September 30, 2018:

	As of September 30, 2019		As of September 30, 2018
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$1,949	0.3%	$1,585	1.1%
4	605,050	98.1	142,074	98.9
3	9,990	1.6	—	—
2	—	—	—	—
1	—	—	—	—
Total	$616,989	100.0%	$143,659	100.0%

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of September 30, 2019 is as follows:

	Payments Due by Period (In Thousands)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$144,444	$—	$144,444	$—	$—
Adviser Revolver	3,500	—	3,500	—	—
DB Credit Facility	122,700	—	122,700	—	—
Other short-term borrowings	16,366	16,366	—	—	—
Unfunded commitments (1)	107,199	107,199	—	—	—
Total contractual obligations	$394,209	$123,565	$270,644	$—	$—

(1)
Unfunded commitments represent unfunded commitments to fund investments as of September 30, 2019. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of September 30, 2019, subject to the terms of each loan’s respective credit agreement. The unfunded commitments amount does not include $109.4 million of commitments as of September 30, 2019 for GBDC 3 Senior Loan Fund LLC, which is described in Note 5 in the notes to our consolidated financial statements.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2019, we had outstanding commitments to fund investments totaling $107.2 million.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We entered into the Investment Advisory Agreement with GC Advisors. Each of Mr. Lawrence Golub, our chairman, and Mr. David Golub, our president and chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors

•
Pursuant to a letter agreement to the Investment Advisory Agreement, GC Advisors voluntarily and irrevocably waived reimbursement to GC Advisors for professional fees incurred on our behalf during the quarter ended December 31, 2017. During the three months ended December 31, 2017, the professional fee reimbursement irrevocably waived by GC Advisors was $0.1 million.

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

•	We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.
GC Advisors also sponsors or manages, and may in the future sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., a publicly-traded business development company (Nasdaq: GBDC) which focuses on investing primarily in one stop and other senior secured loans of U.S. middle-market companies. In addition, our officers and directors serve in similar capacities for Golub Capital BDC, Inc. GC Advisors and its affiliates may determine that an investment is appropriate for us and for other such accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

Our quarterly valuation process begins with each portfolio company investment being initially valued by the investment professionals of GC Advisors responsible for credit monitoring. Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors. The audit committee of our board of directors reviews these preliminary valuations. At least once annually, the valuation for each portfolio investment, subject to a de minimus threshold, is reviewed by an independent valuation firm. The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2019 and 2018. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2019 and 2018, with the exception of money market funds included in cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in our Consolidated Statements of Operations.

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of September 30, 2019 and September 30, 2018, we had no portfolio company investments on non-accrual status.

Income taxes: See "Consolidated Results of Operations - Expenses - Excise Tax Expense."

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also generally subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2019 and 2018, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01% and 0.96%, respectively. In addition, the SB Revolver has a floating interest rate provision based on the one-month, two-month, or three-month LIBOR, the DB Credit Facility has a floating interest rate provision equal to three-month LIBOR and the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2019 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(1,509)	$(677)	$(832)
Up 50 basis points	3,031	1,353	1,678
Up 100 basis points	6,063	2,706	3,357
Up 150 basis points	9,094	4,060	5,034
Up 200 basis points	12,126	5,413	6,713

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2019, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SB Revolver, DB Credit Facility, the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC 3, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital BDC
3, Inc. and Subsidiaries (the Company), including the consolidated schedules of investments as of
September 30, 2019 and 2018, the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended September 30, 2019, and the related notes
(collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at
September 30, 2019 and 2018, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30,
2019 and 2018, by correspondence with the trustees. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Chicago, Illinois
December 5, 2019

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2019	September 30, 2018
Assets
Investments, at fair value (amortized cost of $611,003 and $142,077, respectively)	$616,989	$143,659
Cash and cash equivalents	2,413	3,653
Foreign currencies (cost of $130 and $0, respectively)	130	—
Restricted cash and cash equivalents	17,374	—
Cash collateral held at broker for forward currency contracts	450	—
Unrealized net appreciation on forward currency contracts	240	—
Interest receivable	2,226	492
Capital call receivable	16	—
Other assets	102	196
Total Assets	$639,940	$148,000
Liabilities
Debt	$270,644	$58,500
Less unamortized debt issuance costs	1,770	493
Debt less unamortized debt issuance costs	268,874	58,007
Other short-term borrowings (proceeds of $16,366 and $0, respectively)	16,366	—
Interest payable	881	136
Distributions payable	6,441	1,560
Management and incentive fees payable	3,316	729
Accounts payable and accrued expenses	630	332
Accrued trustee fees	12	11
Total Liabilities	296,520	60,775
Commitments and Contingencies (Note 10)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2019 and September 30, 2018	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 22,894,689.911 and 5,815,002.633 shares issued and outstanding as of September 30, 2019 and September 30, 2018, respectively	23	6
Paid in capital in excess of par	343,396	87,218
Distributable earnings	1	1
Total Net Assets	343,420	87,225
Total Liabilities and Total Net Assets	$639,940	$148,000
Number of common shares outstanding	22,894,689.911	5,815,002.633
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Operations
(In thousands, except share and per share data)

	Years ended September 30,
	2019	2018
Investment income
Interest income	$31,113	$4,867
Dividend income	102	—
Fee income	347	132
Total investment income	31,562	4,999
Expenses
Interest and other debt financing expenses	6,703	762
Base management fee	4,861	704
Incentive fee	4,261	663
Professional fees	823	690
Administrative service fee	551	87
General and administrative expenses	102	44
Total expenses	17,301	2,950
Base management fee waived (Note 4)	(1,326)	(192)
Incentive fee waived (Note 4)	(806)	(134)
Professional fees waived (Note 4)	—	(112)
Net expenses	15,169	2,512
Net investment income	16,393	2,487
Excise tax	—	1
Net investment income - after excise tax	16,393	2,486
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	4	—
Foreign currency transactions	197	—
Net realized gain (loss) on investment transactions	201	—
Net change in unrealized appreciation (depreciation) from:
Investments	4,404	1,582
Forward currency contracts	240	—
Net change in unrealized appreciation (depreciation) on investment transactions	4,644	1,582
Net gain (loss) on investment transactions	4,845	1,582
Net increase in net assets resulting from operations	$21,238	$4,068
Per Common Share Data
Basic and diluted earnings per common share	$1.54	$1.69
Basic and diluted weighted average common shares outstanding	13,815,588	2,401,151

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2017	700.000	$—	$10	$—	$10
Issuance of common stock (1)	5,727,473.338	6	85,906	—	85,912
Net increase in net assets resulting from operations:
Net investment income	—	—	—	2,486	2,486
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,582	1,582
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	86,829.295	—	1,303	—	1,303
Distributions from distributable earnings	—	—	—	(2,508)	(2,508)
Distributions declared and payable	—	—	—	(1,560)	(1,560)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(1)	1	—
Total increase (decrease) for the period ended September 30, 2018	5,814,302.633	6	87,208	1	87,215
Balance at September 30, 2018	5,815,002.633	$6	$87,218	$1	$87,225
Issuance of common stock (1)	16,599,551.784	17	248,977	—	248,994
Net increase in net assets resulting from operations:
Net investment income	—	—	—	16,393	16,393
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	201	201
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	4,644	4,644
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	480,135.494	—	7,201	—	7,201
Distributions from distributable earnings	—	—	—	(14,797)	(14,797)
Distributions declared and payable	—	—	—	(6,441)	(6,441)
Total increase (decrease) for the period ended September 30, 2019	17,079,687.278	17	256,178	—	256,195
Balance at September 30, 2019	22,894,689.911	$23	$343,396	$1	$343,420

(1) Refer to Note 3 for a detailed listing of the common stock issuances for the years ended September 30, 2018 and September 30, 2019.

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended September 30,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$21,238	$4,068
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of deferred debt issuance costs	712	95
Accretion of discounts and amortization of premiums	(1,348)	(318)
Net realized (gain) loss on investments	(4)	—
Net realized (gain) loss on other short-term borrowings	(188)	—
Net change in unrealized (appreciation) depreciation on investments	(4,404)	(1,582)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(240)	—
Proceeds from (fundings of) revolving loans, net	(1,968)	(309)
Fundings of investments	(486,387)	(150,025)
Proceeds from principal payments and sales of portfolio investments	21,115	8,582
PIK interest	(334)	(7)
Changes in operating assets and liabilities:
Cash collateral held at broker for forward currency contracts	(450)	—
Interest receivable	(1,734)	(492)
Other assets	94	(41)
Interest payable	745	136
Management and incentive fees payable	2,587	729
Accounts payable and accrued expenses	298	177
Accrued trustee fees	1	11
Net cash (used in) provided by operating activities	(450,267)	(138,976)
Cash flows from financing activities
Borrowings on debt	856,533	214,500
Repayments of debt	(644,389)	(156,000)
Proceeds from other short-term borrowings	27,619	—
Repayments on other short-term borrowings	(11,065)	—
Capitalized debt issuance costs	(1,989)	(588)
Proceeds from issuance of common shares	248,978	85,912
Distributions paid	(9,156)	(1,205)
Net cash provided by (used in) financing activities	466,531	142,619
Net change in cash and cash equivalents, foreign currencies, and restricted cash and cash equivalents	16,264	3,643
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	3,653	10
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$19,917	$3,653
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,246	$531
Taxes, including excise tax, paid during the period	—	1
Distributions declared during the period	21,238	4,068
Supplemental disclosure of non-cash operating and financing activity:
Capital call receivable	$16	$—
Stock issued in connection with dividend reinvestment plan	7,201	1,303
Distributions payable	6,441	1,560

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of September 30,
	2019	2018
Cash and cash equivalents	$2,413	$3,653
Foreign currencies	130	—
Restricted cash and cash equivalents	17,374	—
Total cash and cash equivalents, foreign currencies, and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$19,917	$3,653

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Debt investments
Automobile
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.04%	11/2022	$475	$471	0.1%	$475
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(a)	7.04%	11/2022	353	349	0.1	353
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(a)	7.04%	11/2022	179	179	0.1	179
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(a)	7.04%	11/2022	163	162	0.1	163
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(a)	7.04%	11/2022	55	54	—	55
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(a)	7.04%	11/2022	19	17	—	19
JHCC Holdings LLC	One stop	L + 5.50%	(c)	7.60%	09/2025	3,035	3,005	0.9	3,004
JHCC Holdings LLC#	One stop	L + 5.50%	(a)	7.54%	09/2025	10	9	—	9
JHCC Holdings LLC#(5)	One stop	L + 5.50%		N/A(6)	09/2025	—	(50)	—	(51)
Power Stop, LLC	Senior loan	L + 4.75%	(c)	6.85%	10/2025	675	672	0.2	675
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.54%	04/2023	1,695	1,680	0.5	1,695
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	8.54%	04/2023	720	714	0.2	720
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	8.55%	04/2023	630	619	0.2	630
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	8.54%	04/2023	481	477	0.1	481
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	8.55%	04/2023	40	40	—	40
						8,530	8,398	2.5	8,447
Beverage, Food and Tobacco
BJH Holdings III Corp.(12)	One stop	L + 5.75%	(a)	7.79%	08/2025	19,400	19,079	5.6	19,206
BJH Holdings III Corp.#	One stop	L + 5.75%	(a)	7.79%	08/2025	80	72	—	76
Fintech Midco, LLC	One stop	L + 5.25%	(a)	7.30%	08/2024	4,934	4,894	1.4	4,934
Fintech Midco, LLC#	One stop	L + 5.25%	(a)	7.30%	08/2024	444	441	0.1	444
Fintech Midco, LLC#(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	—
Fintech Midco, LLC#(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(8)	—	—
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	6.85%	12/2023	441	436	0.1	405
Flavor Producers, LLC#(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(1)	—	(5)
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	3.04% cash/7.50% PIK	06/2023	267	265	0.1	267
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	3.04% cash/7.50% PIK	06/2023	210	208	0.1	210
Mendocino Farms, LLC#(5)	One stop	L + 1.00%		N/A(6)	06/2023	—	(3)	—	—
Wood Fired Holding Corp.	One stop	L + 5.75%	(c)	8.06%	12/2023	3,186	3,159	0.9	3,186
Wood Fired Holding Corp.#	One stop	L + 5.75%	(c)	7.85%	12/2023	20	19	—	20
Wood Fired Holding Corp.#(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(2)	—	—
						28,982	28,558	8.3	28,743
Buildings and Real Estate
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	12,808	12,705	3.7	12,808
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	6,825	6,774	2.0	6,825
MRI Software LLC#	One stop	L + 5.75%	(a)	7.80%	06/2023	2,516	2,504	0.7	2,516
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	2,428	2,404	0.7	2,428
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	316	314	0.1	316
MRI Software LLC#(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(16)	—	—
						24,893	24,685	7.2	24,893
Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(c)	7.57%	07/2024	2,511	2,486	0.7	2,511
Inhance Technologies Holdings LLC#	One stop	L + 5.25%	(c)	7.57%	07/2024	333	326	0.1	333
Inhance Technologies Holdings LLC#	One stop	P + 4.25%	(f)	9.25%	07/2024	50	49	—	50
						2,894	2,861	0.8	2,894
Diversified/Conglomerate Manufacturing
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)(f)	6.60%	04/2026	3,846	3,774	1.1	3,846
Blackbird Purchaser, Inc.#	Senior loan	L + 4.50%	(c)(f)	6.60%	04/2026	251	228	0.1	251
Blackbird Purchaser, Inc.#	Senior loan	L + 4.50%	(c)	6.60%	04/2024	35	33	—	35
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.10%	05/2025	1,966	1,938	0.6	1,966

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Chase Industries, Inc.#	Senior loan	L + 4.00%	(c)	6.10%	05/2025	$340	$324	0.1%	$340
Chase Industries, Inc.#	Senior loan	L + 4.00%	(c)(f)	6.10%	05/2023	153	152	0.1	153
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	03/2025	1,980	1,952	0.6	1,980
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	506	499	0.2	506
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	483	476	0.1	483
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	479	472	0.1	479
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	446	439	0.1	446
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	409	403	0.1	409
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	03/2025	307	302	0.1	307
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	03/2025	204	201	0.1	204
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	184	182	0.1	184
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	18	18	—	18
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	17	16	—	17
Togetherwork Holdings, LLC#(5)	One stop	L + 6.25%		N/A(6)	03/2024	—	(2)	—	—
						11,624	11,407	3.5	11,624
Diversified/Conglomerate Service
3ES Innovation, Inc.(7)(10)	One stop	L + 5.75%	(d)	7.81%	05/2025	3,774	3,695	1.1	3,774
3ES Innovation, Inc.#(5)(7)(10)	One stop	L + 5.75%		N/A(6)	05/2025	—	(2)	—	—
Apptio, Inc.	One stop	L + 7.25%	(c)	9.56%	01/2025	12,605	12,382	3.7	12,605
Apptio, Inc.#(5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(2)	—	—
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%	(a)(f)	6.79%	04/2026	986	980	0.3	986
Arch Global CCT Holdings Corp.#	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	—
Arch Global CCT Holdings Corp.#	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	—
Astute Holdings, Inc.	One stop	L + 6.00%	(a)	8.04%	04/2025	2,813	2,787	0.8	2,813
Astute Holdings, Inc.#	One stop	L + 6.00%	(a)	8.04%	04/2025	20	19	—	20
Astute Holdings, Inc.#(5)	One stop	L + 6.00%		N/A(6)	04/2025	—	(11)	—	—
AutoQuotes, LLC	One stop	L + 5.75%	(c)	7.88%	11/2024	2,326	2,306	0.7	2,326
AutoQuotes, LLC#	One stop	L + 5.75%		N/A(6)	11/2024	—	—	—	—
Axiom Merger Sub Inc.#	One stop	L + 5.50%	(b)(c)	7.85%	04/2026	1,164	1,145	0.3	1,164
Axiom Merger Sub Inc.#(7)(8)	One stop	E + 5.75%	(g)	5.75%	04/2026	485	477	0.1	469
Axiom Merger Sub Inc.#(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(1)	—	—
Axiom Merger Sub Inc.#(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(17)	—	—
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)	7.79%	02/2024	8,418	8,311	2.5	8,418
Bazaarvoice, Inc.#(5)	One stop	L + 5.75%		N/A(6)	02/2024	—	(3)	—	—
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	6.35%	07/2026	584	577	0.2	578
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	6.35%	07/2026	155	153	0.1	153
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(c)	6.35%	07/2026	65	63	—	63
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Bullhorn, Inc.	One stop	L + 6.75%	(b)	8.91%	11/2022	2,562	2,569	0.8	2,588
Bullhorn, Inc.	One stop	L + 6.75%	(b)	8.91%	11/2022	614	615	0.2	620
Calabrio, Inc.	One stop	L + 6.50%	(c)	8.60%	06/2025	22,076	21,867	6.4	22,076
Calabrio, Inc.#	One stop	L + 6.50%	(a)	8.54%	06/2025	70	69	—	70
Caliper Software, Inc.	One stop	L + 6.00%	(c)(f)	8.10%	11/2025	6,742	6,662	2.0	6,742
Caliper Software, Inc.#	One stop	L + 6.00%	(c)	8.10%	11/2023	142	140	—	142
Centrify Corporation	One stop	L + 6.25%	(c)	8.36%	08/2024	5,233	5,169	1.5	5,076
Centrify Corporation#	One stop	P + 5.25%	(f)	10.25%	08/2024	150	148	0.1	146
Cloudbees, Inc.#	One stop	L + 9.00%	(a)	10.60% cash/0.50% PIK	05/2023	842	826	0.3	838
Cloudbees, Inc.#	One stop	L + 9.00%	(a)	10.54% cash/0.50% PIK	08/2021	494	490	0.1	480
Cloudbees, Inc.#	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.#	One stop	L + 5.50%	(a)	7.55%	03/2024	2,531	2,507	0.7	2,531
Confluence Technologies, Inc.#(5)	One stop	L + 5.50%		N/A(6)	03/2024	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Connexin Software, Inc.	One stop	L + 8.50%	(a)	10.54%	02/2024	$1,261	$1,248	0.4%	$1,249
Connexin Software, Inc.#	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Conservice, LLC	One stop	L + 5.25%	(a)	7.29%	12/2024	893	885	0.3	893
Conservice, LLC#	One stop	L + 5.25%		N/A(6)	12/2024	—	—	—	—
Digital Guardian, Inc.#	One stop	L + 9.50%	(c)	8.82% cash/3.00% PIK	06/2023	1,647	1,637	0.5	1,729
Digital Guardian, Inc.#	Subordinated debt	N/A		8.00% PIK	06/2023	2	—	—	2
Digital Guardian, Inc.#	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	—
Digital Guardian, Inc.#(5)	One stop	L + 6.50%		N/A(6)	06/2023	—	(1)	—	7
E2open, LLC	One stop	L + 5.75%	(c)	7.87%	11/2024	22,942	22,596	6.7	22,942
E2open, LLC#(5)	One stop	L + 5.75%		N/A(6)	11/2024	—	(4)	—	—
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.80%	05/2024	13,304	13,155	3.8	13,138
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.80%	05/2024	4,427	4,382	1.3	4,372
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.80%	05/2024	1,158	1,146	0.3	1,144
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.80%	05/2024	1,069	1,058	0.3	1,055
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.80%	05/2024	669	662	0.2	661
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.80%	05/2024	25	24	—	23
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(c)	7.87%	08/2026	969	957	0.3	959
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%		N/A(6)	09/2025	—	—	—	—
HSI Halo Acquisition, Inc.#(5)	One stop	L + 5.75%		N/A(6)	08/2026	—	(3)	—	(3)
ICIMS, Inc.	One stop	L + 6.50%	(a)	8.56%	09/2024	3,240	3,189	0.9	3,240
ICIMS, Inc.	One stop	L + 6.50%	(a)	8.56%	09/2024	1,065	1,054	0.3	1,065
ICIMS, Inc.#(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
Imprivata, Inc.	Senior loan	L + 4.00%	(c)	6.10%	10/2023	1,159	1,149	0.3	1,159
Imprivata, Inc.#(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(1)	—	—
Infogix, Inc.	One stop	L + 6.50%	(c)	8.60%	04/2024	1,472	1,466	0.4	1,442
Infogix, Inc.	One stop	L + 6.50%	(c)	8.60%	04/2024	231	228	0.1	226
Infogix, Inc.#	One stop	L + 6.50%	(c)	8.60%	04/2024	13	13	—	12
Integral Ad Science, Inc.	One stop	L + 7.25%	(a)	8.05% cash/1.25% PIK	07/2024	3,307	3,258	1.0	3,307
Integral Ad Science, Inc.#(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(1)	—	(2)
Integration Appliance, Inc.	One stop	L + 7.25%	(c)	9.43%	08/2023	14,125	14,015	4.1	14,125
Integration Appliance, Inc.#	One stop	L + 7.25%	(a)	9.29%	08/2023	1	1	—	1
Internet Truckstop Group LLC	One stop	L + 5.50%	(c)	7.61%	04/2025	8,118	7,932	2.4	8,118
Internet Truckstop Group LLC#(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(3)	—	—
Invoice Cloud, Inc.#	One stop	L + 6.50%	(c)	5.43% cash/3.25% PIK	02/2024	1,077	1,068	0.3	1,077
Invoice Cloud, Inc.#	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	—
Invoice Cloud, Inc.#(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	(8)	—	—
JAMF Holdings, Inc.	One stop	L + 7.00%	(c)	9.18%	11/2022	1,205	1,186	0.4	1,205
JAMF Holdings, Inc.#	One stop	L + 7.00%	(a)	9.05%	11/2022	18	17	—	18
Kaseya Traverse Inc#	One stop	L + 6.50%	(d)	7.72% cash/1.00% PIK	05/2025	13,033	12,791	3.8	13,033
Kaseya Traverse Inc#	One stop	L + 6.50%	(d)	7.69% cash/1.00% PIK	05/2025	223	205	0.1	223
Kaseya Traverse Inc#	One stop	L + 6.50%	(c)	8.60%	05/2025	30	28	—	30
Keais Records Service, LLC	One stop	L + 4.50%	(a)	6.54%	10/2024	4,128	4,102	1.2	4,128
Keais Records Service, LLC#(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(1)	—	—
Keais Records Service, LLC#(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(2)	—	—
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	6.65%	03/2025	764	754	0.2	764
Learn-it Systems, LLC#	Senior loan	L + 4.50%	(c)	6.61%	03/2025	14	6	—	14
Learn-it Systems, LLC#	Senior loan	L + 4.50%	(a)(c)(f)	7.04%	03/2025	13	13	—	13
Litera Bidco LLC	One stop	L + 5.75%	(d)	7.95%	05/2026	534	528	0.2	534
Litera Bidco LLC#	One stop	L + 5.75%	(d)	7.96%	05/2026	278	275	0.1	278
Litera Bidco LLC#	One stop	L + 5.75%	(d)	7.96%	05/2026	278	278	0.1	278
Litera Bidco LLC#	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
MetricStream, Inc.#	One stop	L + 7.00%	(a)	9.04%	05/2024	2,010	1,939	0.6	2,023

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
MetricStream, Inc.#	One stop	L + 7.00%		N/A(6)	05/2024	$—	$—	—%	$1
MetricStream, Inc.#(5)	One stop	L + 7.00%		N/A(6)	04/2024	—	(4)	—	6
Mindbody, Inc.#	One stop	L + 7.00%	(a)	9.06%	02/2025	11,692	11,587	3.4	11,692
Mindbody, Inc.#(5)	One stop	L + 7.00%		N/A(6)	02/2025	—	(1)	—	—
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.04%	12/2022	224	223	0.1	224
Ministry Brands, LLC#	Senior loan	L + 4.00%	(a)	6.04%	12/2022	132	131	—	132
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.04%	12/2022	128	128	—	128
Namely, Inc.	One stop	L + 7.50%	(a)	8.29% cash/1.25% PIK	06/2024	2,098	2,075	0.6	2,098
Namely, Inc.#	One stop	L + 6.25%		N/A(6)	06/2024	—	—	—	—
Namely, Inc.#(5)	One stop	L + 6.25%		N/A(6)	06/2024	—	(6)	—	—
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	7.60%	12/2023	875	867	0.3	866
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	7.60%	12/2023	753	746	0.2	746
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	7.60%	12/2023	112	111	—	111
Net Health Acquisition Corp.#(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(1)	—	(1)
Nextech Holdings, LLC	One stop	L + 5.50%	(a)	7.54%	06/2025	18,032	17,860	5.3	18,032
Nextech Holdings, LLC#	One stop	L + 5.50%	(a)	7.54%	06/2025	50	47	—	50
Nextech Holdings, LLC#(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(8)	—	—
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.12%	11/2023	595	590	0.2	595
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	8.10%	11/2023	296	295	0.1	296
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	8.10%	11/2023	214	213	0.1	214
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(a)(c)	8.13%	11/2023	80	79	—	80
Nexus Brands Group, Inc.#(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(2)	—	—
Personify, Inc.	One stop	L + 5.75%	(c)	7.85%	09/2024	3,510	3,481	1.0	3,510
Personify, Inc.#	One stop	L + 5.75%	(c)	7.85%	09/2024	20	19	—	20
PlanSource Holdings, Inc.	One stop	L + 6.25%	(c)	8.81%	04/2025	2,296	2,275	0.7	2,296
PlanSource Holdings, Inc.#(5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
Project Power Buyer, LLC	One stop	L + 5.75%	(c)	7.86%	05/2026	2,859	2,825	0.8	2,859
Project Power Buyer, LLC#(5)	One stop	L + 5.75%		N/A(6)	05/2025	—	(1)	—	—
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	2,808	2,783	0.8	2,808
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	1,134	1,124	0.3	1,134
Property Brands, Inc.#	One stop	L + 6.00%	(a)	8.04%	01/2024	925	917	0.3	925
Property Brands, Inc.#	One stop	L + 6.00%	(a)	8.04%	01/2024	399	395	0.1	399
Property Brands, Inc.#	One stop	L + 6.00%	(a)	8.04%	01/2024	339	336	0.1	339
Property Brands, Inc.#	One stop	L + 6.00%	(a)	8.04%	01/2024	338	335	0.1	338
Property Brands, Inc.#	One stop	L + 6.00%	(a)	8.04%	01/2024	140	139	—	140
Property Brands, Inc.#(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	—
Property Brands, Inc.#(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(11)	—	—
Qgenda Intermediate Holdings, LLC	One stop	L + 4.75%	(a)	6.79%	06/2025	5,141	5,092	1.5	5,141
Qgenda Intermediate Holdings, LLC#(5)	One stop	L + 4.75%		N/A(6)	06/2025	—	(1)	—	—
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)	6.29%	12/2024	1,230	1,219	0.4	1,230
RegEd Aquireco, LLC#	Senior loan	P + 3.25%	(f)	8.25%	12/2024	29	28	—	29
RegEd Aquireco, LLC#(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(30)	—	—
Saba Software, Inc.	Senior loan	L + 4.50%	(b)	6.59%	05/2023	14,252	14,138	4.2	14,252
SnapLogic, Inc.(5)	One stop	L + 8.75%	(a)	5.29% cash/5.50% PIK	09/2024	3	(4)	—	3
SnapLogic, Inc.#(5)	One stop	L + 3.25%		N/A(6)	09/2024	—	(7)	—	(7)
SnapLogic, Inc.#	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	—
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	6.54%	12/2024	829	821	0.2	829
TI Intermediate Holdings, LLC#	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Transact Holdings, Inc.	Senior loan	L + 4.75%	(c)	7.01%	04/2026	$765	$754	0.2%	$761
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.30%	06/2021	13,797	13,761	4.0	13,797
Transaction Data Systems, Inc.#	One stop	L + 5.25%	(a)	7.30%	06/2021	12	12	—	12
Trintech, Inc.	One stop	L + 6.50%	(c)	8.76%	12/2023	2,114	2,096	0.6	2,114
Trintech, Inc.	One stop	L + 6.50%	(c)	8.76%	12/2023	1,052	1,042	0.3	1,052
Trintech, Inc.#	One stop	L + 6.50%	(c)	8.69%	12/2023	60	59	—	60
True Commerce, Inc.	One stop	L + 5.75%	(c)	7.85%	11/2023	1,311	1,300	0.4	1,311
True Commerce, Inc.#(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Upserve, Inc.#	One stop	L + 5.50%	(a)	7.54%	07/2023	908	903	0.3	908
Upserve, Inc.#	One stop	L + 5.50%	(a)	7.54%	07/2023	565	562	0.2	565
Upserve, Inc.#	One stop	L + 5.50%		N/A(6)	07/2023	—	—	—	—
Vector CS Midco Limited & Cloudsense Ltd.#(7)(8)(9)	One stop	L + 7.25%	(i)	4.50% cash/2.75% PIK	05/2024	1,916	1,898	0.5	1,802
Vector CS Midco Limited & Cloudsense Ltd.#(5)(7)(8)(9)	One stop	L + 4.50%		N/A(6)	05/2024	—	(1)	—	—
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(c)	8.10%	12/2023	1,622	1,603	0.5	1,622
Velocity Technology Solutions, Inc.#(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Workforce Software, LLC	One stop	L + 6.50%	(c)	7.76% cash/1.00% PIK	07/2025	10,900	10,689	3.1	10,791
Workforce Software, LLC#(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(2)	—	(1)
						286,108	282,615	83.4	285,469
Electronics
Appriss Holdings, Inc.	One stop	L + 5.50%	(c)	7.60%	06/2026	8,649	8,487	2.5	8,649
Appriss Holdings, Inc.#(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(4)	—	—
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	7,687	7,608	2.2	7,687
Diligent Corporation#	One stop	L + 5.50%	(c)	7.81%	04/2022	3,720	3,682	1.1	3,720
Diligent Corporation	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	1,943	1,928	0.6	1,943
Diligent Corporation#	One stop	L + 5.50%	(d)	7.73%	04/2022	1,365	1,314	0.4	1,365
Diligent Corporation#	One stop	L + 5.50%	(c)	7.81%	04/2022	957	947	0.3	957
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	7.64%	04/2022	721	708	0.2	721
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	275	274	0.1	275
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	97	95	—	97
Episerver, Inc.#(7)(8)	One stop	L + 6.00%	(a)	6.00%	10/2024	4,774	4,721	1.3	4,528
Episerver, Inc.#	One stop	L + 5.75%	(a)	7.79%	10/2024	2,768	2,737	0.8	2,768
Episerver, Inc.#(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	—
Silver Peak Systems, Inc.	One stop	L + 7.00%	(a)	9.03%	04/2024	1,461	1,442	0.4	1,462
Silver Peak Systems, Inc.#	One stop	L + 7.00%		N/A(6)	04/2024	—	—	—	—
Sovos Compliance	One stop	L + 4.75%	(a)	6.79%	04/2024	7,513	7,375	2.2	7,513
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	3,387	3,312	1.0	3,387
Sovos Compliance#	One stop	L + 4.75%	(a)	6.79%	04/2024	735	728	0.2	735
Sovos Compliance#	Second lien	N/A		12.00% PIK	04/2025	511	499	0.1	511
Sovos Compliance#	One stop	L + 4.75%	(a)	6.79%	04/2024	328	315	0.1	328
Sovos Compliance#(5)	One stop	L + 4.75%		N/A(6)	04/2024	—	(2)	—	—
						46,891	46,164	13.5	46,646
Finance
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	6.60%	03/2026	6,445	6,385	1.9	6,380
Institutional Shareholder Services#	Senior loan	L + 4.50%	(c)	6.60%	03/2024	57	56	—	53
						6,502	6,441	1.9	6,433
Healthcare, Education and Childcare
Aspen Medical Products, LLC	One stop	L + 5.25%	(a)	7.30%	06/2025	980	971	0.3	980
Aspen Medical Products, LLC#	One stop	L + 5.25%		N/A(6)	06/2025	—	—	—	—
BIO18 Borrower, LLC	One stop	L + 5.25%	(a)	7.30%	11/2024	1,772	1,753	0.5	1,772
BIO18 Borrower, LLC#	One stop	L + 5.25%	(a)	7.30%	11/2024	33	32	—	33
BIO18 Borrower, LLC#(5)	One stop	L + 5.25%		N/A(6)	11/2024	—	(22)	—	—
Blades Buyer, Inc.	Senior loan	L + 4.50%	(b)	6.75%	08/2025	495	491	0.1	491

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Blades Buyer, Inc.#	Senior loan	L + 4.50%		N/A(6)	08/2025	$—	$—	—%	$—
Blades Buyer, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	08/2025	—	(3)	—	(3)
CMI Parent Inc.	Senior loan	L + 4.25%	(a)	6.29%	08/2025	14,650	14,508	4.2	14,504
CMI Parent Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(1)	—	(2)
CRH Healthcare Purchaser, Inc.	Senior loan	L + 4.50%	(c)	6.60%	12/2024	2,546	2,524	0.7	2,546
CRH Healthcare Purchaser, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
CRH Healthcare Purchaser, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(15)	—	—
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.29%	06/2023	744	736	0.2	707
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.29%	06/2023	652	645	0.2	619
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.29%	06/2023	611	604	0.2	581
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.29%	06/2023	583	576	0.2	554
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.29%	06/2023	559	553	0.2	531
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.29%	06/2023	100	99	—	95
Elite Dental Partners LLC#(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(30)	—	—
ERG Buyer, LLC	One stop	L + 5.50%	(c)	7.60%	05/2024	2,313	2,286	0.7	2,244
ERG Buyer, LLC#	One stop	P + 4.50%	(f)	9.50%	05/2024	10	8	—	6
ERG Buyer, LLC#(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(44)	—	—
eSolutions, Inc.	One stop	L + 6.50%	(a)	8.54%	03/2022	22,875	22,672	6.7	22,875
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.55%	05/2023	1,494	1,383	0.4	1,464
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.35%	05/2023	1,125	1,121	0.3	1,102
Silver Peak Systems, Inc.#	One stop	L + 4.75%	(b)	7.02%	05/2025	481	476	0.1	481
Krueger-Gilbert Health Physics, LLC	One stop	L + 4.75%	(c)	6.85%	05/2025	130	128	—	130
Krueger-Gilbert Health Physics, LLC#(5)	One stop	L + 4.75%		N/A(6)	05/2025	—	(12)	—	—
Krueger-Gilbert Health Physics, LLC#	One stop	L + 4.75%		N/A(6)	05/2025	—	—	—	—
MD Now Holdings, Inc.	One stop	L + 5.00%	(c)	7.10%	08/2024	2,927	2,904	0.9	2,927
MD Now Holdings, Inc.#(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MD Now Holdings, Inc.#(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(7)	—	—
ONsite Mammography, LLC#	One stop	L + 6.75%	(a)	8.79%	11/2023	442	437	0.1	442
ONsite Mammography, LLC#	One stop	L + 6.75%	(a)	8.79%	11/2023	152	151	—	152
ONsite Mammography, LLC#	One stop	L + 6.75%	(a)	8.79%	11/2023	50	50	—	50
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.87%	10/2023	1,300	1,287	0.4	1,235
Summit Behavioral Healthcare, LLC#	Senior loan	L + 4.75%	(c)	6.87%	10/2023	140	138	—	133
Summit Behavioral Healthcare, LLC#	Senior loan	L + 4.75%	(c)	6.87%	10/2023	64	59	—	61
Upstream Intermediate, LLC	Senior loan	L + 4.00%	(a)	6.04%	01/2024	626	624	0.2	626
						57,854	57,080	16.6	57,336
Hotels, Motels, Inns, and Gaming
Davidson Hotel Company, LLC	One stop	L + 5.25%	(a)	7.29%	07/2024	2,116	2,096	0.6	2,095
Davidson Hotel Company, LLC#(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(1)
Davidson Hotel Company, LLC#(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(4)
Davidson Hotel Company, LLC#(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(5)	—	(11)
						2,116	2,091	0.6	2,079
Insurance
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	7.88%	08/2025	366	361	0.1	360
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.75%		N/A(6)	08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC#(5)	Senior loan	L + 5.75%		N/A(6)	08/2025	—	(2)	—	(5)
Integrity Marketing Acquisition, LLC#(5)	Senior loan	L + 5.75%		N/A(6)	08/2025	—	(1)	—	(3)
J.S. Held Holdings, LLC	One stop	L + 6.00%	(c)	8.10%	07/2025	17,584	17,165	5.1	17,584
J.S. Held Holdings, LLC#	One stop	P + 5.00%	(f)	10.00%	07/2025	14	9	—	14
J.S. Held Holdings, LLC#(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(20)	—	—
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%	(c)	6.70%	12/2024	815	808	0.2	815
Orchid Underwriters Agency, LLC#	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(4)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance - (continued)
RSC Acquisition, Inc.#	Senior loan	L + 4.25%	(a)(b)(c)(f)	6.40%	11/2022	$7,873	$7,801	2.3%	$7,873
RSC Acquisition, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(62)	—	—
						26,652	26,055	7.7	26,638
Leisure, Amusement, Motion Pictures, Entertainment
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(a)	6.29%	07/2025	319	316	0.1	319
CR Fitness Holdings, LLC#	Senior loan	L + 4.25%	(c)	6.55%	07/2025	26	23	—	26
CR Fitness Holdings, LLC#	Senior loan	L + 4.25%		N/A(6)	07/2025	—	—	—	—
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	6.85%	01/2025	1,755	1,740	0.5	1,755
EOS Fitness Opco Holdings, LLC#	One stop	L + 4.75%	(c)	6.86%	01/2025	136	130	—	136
EOS Fitness Opco Holdings, LLC#	One stop	P + 3.75%	(f)	8.75%	01/2025	6	5	—	6
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	7.35%	07/2025	13,423	13,342	3.9	13,423
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	7.46%	07/2025	3,664	3,619	1.1	3,664
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	7.35%	07/2025	15	14	—	15
Planet Fit Indy 10 LLC#(5)	One stop	L + 5.25%		N/A(6)	07/2025	—	(12)	—	—
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	6.79%	05/2024	1,994	1,963	0.6	1,994
Sunshine Sub, LLC#	One stop	L + 4.75%	(a)	6.79%	05/2024	1,952	1,923	0.6	1,952
Sunshine Sub, LLC#(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Titan Fitness, LLC	One stop	L + 4.75%	(a)	6.88%	02/2025	6,723	6,663	2.0	6,723
Titan Fitness, LLC#(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(13)	—	—
Titan Fitness, LLC#(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(2)	—	—
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.54%	09/2024	1,434	1,422	0.4	1,434
WBZ Investment LLC#	One stop	L + 5.50%	(a)	7.54%	09/2024	331	328	0.1	331
WBZ Investment LLC#	One stop	L + 5.50%	(a)	7.54%	09/2024	178	171	0.1	178
WBZ Investment LLC#	One stop	P + 4.50%	(f)	9.50%	09/2024	5	5	—	5
						31,961	31,636	9.4	31,961
Oil and Gas
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%	(a)	6.29%	07/2025	8,781	8,688	2.6	8,781
Drilling Info Holdings, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(1)	—	—
Drilling Info Holdings, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(10)	—	—
						8,781	8,677	2.6	8,781
Personal and Non Durable Products (Mfg. Only)
WU Holdco, Inc.	One stop	L + 5.50%	(c)	7.60%	03/2026	936	927	0.3	936
WU Holdco, Inc.#	One stop	L + 5.50%	(c)	7.62%	03/2026	24	24	—	24
WU Holdco, Inc.#	One stop	L + 5.50%		N/A(6)	03/2025	—	—	—	—
						960	951	0.3	960
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC	One stop	L + 5.00%	(c)(d)	7.04%	07/2026	4,610	4,565	1.3	4,564
Blue River Pet Care, LLC#(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(51)	—	(52)
Blue River Pet Care, LLC#(5)	One stop	L + 5.00%		N/A(6)	08/2025	—	(2)	—	(2)
Captain D's, LLC	Senior loan	L + 4.50%	(a)	6.54%	12/2023	1,242	1,229	0.4	1,242
Captain D's, LLC#	Senior loan	L + 4.50%	(a)(f)	7.48%	12/2023	45	44	—	45
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.35%	04/2021	6,649	6,597	1.9	6,515
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	8.35%	04/2021	3,628	3,605	1.0	3,555
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)(f)	8.38%	04/2021	3,160	3,140	0.9	3,097
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	8.35%	04/2021	3,121	3,101	0.9	3,058
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	8.38%	04/2021	3,068	3,004	0.8	2,903
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.37%	04/2021	2,058	2,019	0.6	2,017
Imperial Optical Midco Inc.#	One stop	L + 4.75%	(b)(c)	6.87%	08/2023	1,459	1,439	0.4	1,445
Imperial Optical Midco Inc.#	One stop	L + 4.75%	(b)	6.86%	08/2023	753	745	0.2	746
Imperial Optical Midco Inc.#	One stop	L + 4.75%	(b)	6.84%	08/2023	577	543	0.2	542
Imperial Optical Midco Inc.#	One stop	L + 4.75%	(b)	6.84%	08/2023	490	485	0.1	486
Imperial Optical Midco Inc.#	One stop	L + 4.75%	(b)	6.90%	08/2023	446	441	0.1	442

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
Imperial Optical Midco Inc.#	One stop	L + 4.75%	(b)	6.84%	08/2023	$148	$147	—%	$147
Imperial Optical Midco Inc.#	One stop	L + 4.75%		N/A(6)	08/2023	—	—	—	—
Midwest Veterinary Partners, LLC	One stop	L + 4.75%	(a)	6.79%	07/2025	250	247	0.1	248
Midwest Veterinary Partners, LLC#	One stop	L + 4.75%	(a)(b)	6.81%	07/2025	68	66	—	66
Midwest Veterinary Partners, LLC#(5)	One stop	L + 4.75%		N/A(6)	07/2025	—	(38)	—	(40)
PPV Intermediate Holdings II, LLC#	One stop	L + 5.00%	(c)	7.56%	05/2020	798	787	0.2	798
PPV Intermediate Holdings II, LLC#	One stop	P + 4.00%	(f)	9.00%	05/2023	9	8	—	9
PPV Intermediate Holdings II, LLC#	One stop	N/A		7.90% PIK	05/2023	8	8	—	8
Ruby Slipper Cafe LLC, The#	One stop	L + 7.50%	(c)	9.60%	01/2023	170	167	—	170
Ruby Slipper Cafe LLC, The#	One stop	L + 7.50%	(c)	9.60%	01/2023	59	59	—	59
Ruby Slipper Cafe LLC, The#	One stop	L + 7.50%	(c)	9.60%	01/2023	5	5	—	5
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	6.29%	04/2025	17,096	16,939	5.0	17,096
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.25%	(a)	6.29%	04/2025	626	620	0.2	626
Veterinary Specialists of North America, LLC#(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(5)	—	—
Veterinary Specialists of North America, LLC#(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(58)	—	—
						50,543	49,856	14.3	49,795
Printing and Publishing
Messenger, LLC	One stop	L + 6.00%	(a)(f)	8.05%	08/2023	2,051	2,035	0.6	2,031
Messenger, LLC#	One stop	P + 5.00%	(f)	10.00%	08/2023	18	18	—	18
Messenger, LLC#(5)	One stop	L + 6.00%		N/A(6)	08/2023	—	(1)	—	(1)
						2,069	2,052	0.6	2,048
Retail Stores
2nd Ave. LLC	One stop	L + 5.50%	(c)	7.65%	09/2025	1,390	1,377	0.4	1,377
2nd Ave. LLC#(5)	One stop	L + 5.50%		N/A(6)	09/2025	—	—	—	(1)
Jet Equipment & Tools Ltd.#(7)(8)(10)	One stop	L + 5.75%	(a)	7.70%	11/2024	4,300	4,254	1.2	4,250
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.75%	(a)	7.79%	11/2024	3,390	3,359	1.0	3,390
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.75%	(a)	7.79%	11/2024	1,042	1,033	0.3	1,042
Jet Equipment & Tools Ltd.#(5)(7)(8)(10)	One stop	L + 5.75%		N/A(6)	11/2024	—	(1)	—	—
Pet Supplies Plus, LLC	Senior loan	L + 4.50%	(a)	6.54%	12/2024	3,341	3,312	1.0	3,341
Pet Supplies Plus, LLC#(5)	Senior loan	L + 4.50%		N/A(6)	12/2023	—	(1)	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(c)	7.35%	10/2024	934	926	0.3	934
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.25%	(c)	7.35%	10/2024	677	671	0.2	677
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.25%		N/A(6)	10/2024	—	—	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC#(5)	One stop	L + 5.25%		N/A(6)	10/2024	—	(7)	—	—
Vermont Aus Pty Ltd#(7)(8)(11)	One stop	L + 5.75%	(j)	6.75%	12/2024	439	431	0.1	428
Vermont Aus Pty Ltd#(7)(8)(11)	One stop	L + 5.75%	(j)	6.75%	12/2024	10	7	—	10
						15,523	15,361	4.5	15,448
Total debt investments						$612,883	$604,888	177.7%	$610,195

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(13)(14)
Automobile
Grease Monkey International, LLC#	LLC units	N/A	N/A	N/A	73	$73	0.1%	$159
Quick Quack Car Wash Holdings, LLC#	LLC units	N/A	N/A	N/A	—	93	—	108
						166	0.1	267
Beverage, Food and Tobacco
Mendocino Farms, LLC#	Common stock	N/A	N/A	N/A	59	257	0.1	257
Wood Fired Holding Corp.#	LLC units	N/A	N/A	N/A	103	103	—	102
Wood Fired Holding Corp.#	LLC units	N/A	N/A	N/A	103	—	—	—
						360	0.1	359
Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC#	LLC units	N/A	N/A	N/A	—	34	—	22

Diversified/Conglomerate Service
Astute Holdings, Inc.#	LP interest	N/A	N/A	N/A	—	83	—	102
Calabrio, Inc.#	Common stock	N/A	N/A	N/A	58	444	0.1	444
Caliper Software, Inc.#	Preferred stock	N/A	N/A	N/A	1	596	0.2	683
Caliper Software, Inc.#	Common stock	N/A	N/A	N/A	53	53	—	77
Caliper Software, Inc.#	Preferred stock	N/A	N/A	N/A	—	8	—	9
Centrify Corporation#	LP interest	N/A	N/A	N/A	—	170	0.1	139
Centrify Corporation#	LP interest	N/A	N/A	N/A	60	—	—	—
Cloudbees, Inc.#	Preferred stock	N/A	N/A	N/A	15	93	—	93
Cloudbees, Inc.#	Warrant	N/A	N/A	N/A	19	27	—	49
Confluence Technologies, Inc.#	LLC interest	N/A	N/A	N/A	—	32	—	58
Connexin Software, Inc.#	LLC interest	N/A	N/A	N/A	26	26	—	37
Digital Guardian, Inc.#	Preferred stock	N/A	N/A	N/A	725	87	—	85
Digital Guardian, Inc.#	Warrant	N/A	N/A	N/A	248	43	—	46
Digital Guardian, Inc.#	Preferred stock	N/A	N/A	N/A	150	27	—	29
Digital Guardian, Inc.#	Warrant	N/A	N/A	N/A	25	4	—	8
GS Acquisitionco, Inc.#(14)	LP interest	N/A	N/A	N/A	—	44	—	75
Internet Truckstop Group LLC#	LP interest	N/A	N/A	N/A	146	146	0.1	157
MetricStream, Inc.#	Warrant	N/A	N/A	N/A	44	67	—	67
Namely, Inc.#	Warrant	N/A	N/A	N/A	8	14	—	13
Net Health Acquisition Corp.#	LP interest	N/A	N/A	N/A	—	126	0.1	133
Nexus Brands Group, Inc.#	LP interest	N/A	N/A	N/A	—	40	—	41
Personify, Inc.#	LLC units	N/A	N/A	N/A	145	145	0.1	216
Pride Midco, Inc.#	Preferred stock	N/A	N/A	N/A	1	556	0.2	629
Property Brands, Inc.#	LLC units	N/A	N/A	N/A	11	106	0.1	142
RegEd Aquireco, LLC#	LP interest	N/A	N/A	N/A	—	70	—	75
RegEd Aquireco, LLC#	LP interest	N/A	N/A	N/A	1	—	—	6
SnapLogic, Inc.#	Preferred stock	N/A	N/A	N/A	43	108	—	108
SnapLogic, Inc.#	Warrant	N/A	N/A	N/A	16	6	—	6
						3,121	1.0	3,527
Electronics
Appriss Holdings, Inc.#	Preferred stock	N/A	N/A	N/A	—	52	—	59
Episerver, Inc.#	Common stock	N/A	N/A	N/A	17	173	0.1	185
Silver Peak Systems, Inc.#	Warrant	N/A	N/A	N/A	17	6	—	6
						231	0.1	250
Healthcare, Education and Childcare
Aspen Medical Products, LLC#	Common stock	N/A	N/A	N/A	—	17	—	17
BIO18 Borrower, LLC#	LLC units	N/A	N/A	N/A	141	246	0.1	304
CMI Parent Inc.#	LLC units	N/A	N/A	N/A	—	492	0.1	492
CMI Parent Inc.#	LLC units	N/A	N/A	N/A	5	5	—	5
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
CRH Healthcare Purchaser, Inc.#	LP interest	N/A	N/A	N/A	$102	$102	—%	$115
Elite Dental Partners LLC#	Common stock	N/A	N/A	N/A	—	161	0.1	136
ERG Buyer, LLC#	LLC units	N/A	N/A	N/A	—	165	—	104
ERG Buyer, LLC#	LLC units	N/A	N/A	N/A	2	2	—	—
Krueger-Gilbert Health Physics, LLC#	LLC interest	N/A	N/A	N/A	40	40	—	46
MD Now Holdings, Inc.#	LLC units	N/A	N/A	N/A	3	33	—	35
Summit Behavioral Healthcare, LLC#(14)	LLC interest	N/A	N/A	N/A	—	14	—	5
Summit Behavioral Healthcare, LLC#	LLC interest	N/A	N/A	N/A	—	—	—	—
						1,277	0.3	1,259
Insurance
Orchid Underwriters Agency, LLC#	LP interest	N/A	N/A	N/A	18	18	—	23

Leisure, Amusement, Motion Pictures, Entertainment
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	15	24	—	28
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	10	16	—	19
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	9	13	—	15
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	8	12	—	13
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	3	5	—	6
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	—	—	—	1
						70	—	82
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC#	LLC units	N/A	N/A	N/A	—	207	0.1	207
Captain D's, LLC#	LLC interest	N/A	N/A	N/A	15	15	—	13
Midwest Veterinary Partners, LLC#	LLC units	N/A	N/A	N/A	—	13	—	13
Midwest Veterinary Partners, LLC#	LLC units	N/A	N/A	N/A	3	—	—	—
PPV Intermediate Holdings II, LLC#	LLC interest	N/A	N/A	N/A	72	72	—	69
Ruby Slipper Cafe LLC, The#	LLC units	N/A	N/A	N/A	6	61	—	79
						368	0.1	381
Retail Stores
2nd Ave. LLC#	LP interest	N/A	N/A	N/A	157	157	0.1	157
Jet Equipment & Tools Ltd.#(7)(8)(10)	LLC units	N/A	N/A	N/A	—	173	0.1	263
Pet Supplies Plus, LLC#	LLC units	N/A	N/A	N/A	34	34	—	49
Sola Franchise, LLC and Sola Salon Studios, LLC#	LLC units	N/A	N/A	N/A	1	88	0.1	129
Sola Franchise, LLC and Sola Salon Studios, LLC#	LLC units	N/A	N/A	N/A	—	18	—	26
						470	0.3	624

Total equity investments						$6,115	2.0%	$6,794

Total investments					$612,883	$611,003	179.7%	$616,989

Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents
Cash, foreign currencies and restricted cash						$16,992	0.7%	$16,992
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			1.81% (15)			2,925	0.9	2,925
Total cash and cash equivalents, foreign currencies and restricted cash and cash equivalents						$19,917	1.6%	$19,917

Total investments and cash, cash equivalents, and foreign currencies						$630,920	181.3%	$636,906

#	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 8).

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

(1)
The majority of the investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars or U.K. pound sterling ("GBP"), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’ ) or Prime (‘‘P’’) and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2019. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 30, 2019, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2019, as the loan may have priced or repriced based on an index rate prior to September 30, 2019.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 2.02% as of September 30, 2019.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 2.07% as of September 30, 2019.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.09% as of September 30, 2019.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.06% as of September 30, 2019.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.03% as of September 30, 2019.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 5.00% as of September 30, 2019.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.44% as of September 30, 2019.
(h) Denotes that all or a portion of the loan was indexed to the 30-day GBP LIBOR, which was 0.72% as of September 30, 2019.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.76% as of September 30, 2019.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2019.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 7. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of September 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2019, total non-qualifying assets at fair value represented 3.9% of the Company’s assets calculated in accordance with the 1940 Act.

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

(13)	Equity investments are non-income producing securities unless otherwise noted.

(14)	Ownership of certain equity investments may occur through a holding company or partnership.

(15)	The rate shown is the annualized seven-day yield as of September 30, 2019.

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
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 1.    Organization

Golub Capital BDC 3, Inc. (“GBDC 3” and, collectively with its subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that was formed on August 1, 2017 and elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on September 29, 2017. On October 2, 2017, the date of the commencement of operations, the Company entered into subscription agreements (collectively, the "Subscription Agreements") to sell shares of GBDC 3's common stock in private placements. In addition, for U.S. federal income tax purposes, beginning with its 2018 tax year ending September 30, 2018, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s investment strategy is to invest primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. The Company may also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, primarily U.S. middle-market companies. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

Note 2.    Significant Accounting Policies and Recent Accounting Updates

Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under Accounting Standards Codification (“ASC”) Topic 946 - Financial Services - Investment Companies (“ASC Topic 946”).

The accompanying consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for financial information and pursuant to the requirements for reporting on Form 10-K and Regulation S-X.

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

Any changes to the valuation methodology are reviewed by management and the Company’s board of directors (the “Board”) to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies. See further description of fair value methodology in Note 7, Fair Value Measurements.

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

Consolidation: As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GBDC 3 Holdings LLC (“GBDC 3 Holdings”), GBDC 3 Funding LLC (“GBDC 3 Funding”) and GBDC 3 Funding II LLC, in its consolidated financial statements.

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including GBDC 3 Holdings and GBDC 3 Funding, that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

Cash and cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Restricted cash and cash equivalents:  Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.

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
(In thousands, except shares and per share data)

future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Forward currency contracts: A forward currency contract is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilized forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as unrealized appreciation (depreciation) until the contracts are closed. When the contracts are closed, realized gains (losses) are recorded. Realized gains (losses) and unrealized appreciation (depreciation) on the contracts are included in the Consolidated Statements of Operations. Unrealized appreciation (depreciation) on forward currency contracts is recorded on the Consolidated Statements of Financial Condition by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable.

The primary risks associated with forward currency contracts include failure of the counterparty to meet the terms of the contract and the value of the foreign currency changing unfavorably. These risks may be in excess of the amounts reflected in the Consolidated Statements of Financial Condition.

Refer to Note 6 for more information regarding the forward currency contracts.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the years ended September 30, 2019 and 2018, interest income included $1,348 and $318, respectively, of accretion of discounts. For the years ended September 30, 2019 and 2018, the Company received loan origination fees of $7,180 and $1,838, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2019 and 2018, the Company recorded PIK income of $402 and $16 respectively, and received no PIK payments in cash.

In addition, the Company may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the years ended September 30, 2019 and 2018, fee income included $122 and $131, respectively, of prepayment premiums, which fees are non-recurring.

For the years ended September 30, 2019 and 2018, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $27,976, and $4,173, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the years ended September 30, 2019 and 2018, the Company recorded dividend income of $102 and $0, respectively, and no return of capital distributions.

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

Non-accrual loans: A loan may be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of each of September 30, 2019 and September 30, 2018, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2019 and 2018, $0 and $1, respectively, was incurred for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2019. The Company's tax return for the 2018 tax year remains subject to examination by U.S. federal and most state tax authorities.

Distributions: Distributions to common stockholders are recorded on the record date. Subject to the discretion of and as determined by the Board, the Company intends to authorize and declare ordinary cash distributions based on

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2019 and 2018, the Company had deferred debt issuance costs of $1,770 and $493, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs, for the years ended September 30, 2019 and 2018, was $712 and $95, respectively.

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

As of September 30, 2019 and 2018, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of September 30, 2019		As of September 30, 2018
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$527,509	$334,916	$470,441	$85,923
Total	$527,509	$334,916	$470,441	$85,923

As of September 30, 2019 and 2018, the ratio of total contributed capital to total capital subscriptions was 63.5% and 18.3%, respectively, and the Company had uncalled capital commitments of $192,593 and $384,518, respectively. During the year ended September 30, 2019, the Company reached agreements to cancel undrawn subscriptions totaling $9,125 in the aggregate.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the shares of GBDC 3 common stock issued and outstanding for the years ended September 30, 2019 and 2018:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares outstanding, September 30, 2017		700.000	$15.00	$10
Issuance of shares	10/16/17	247,466.664	15.00	3,712
Issuance of shares	11/10/17	123,733.336	15.00	1,856
Issuance of shares	12/04/17	123,733.336	15.00	1,856
Issuance of shares	12/21/17	421,200.000	15.00	6,317
Issuance of shares	12/29/17	140,400.003	15.00	2,106
Issuance of shares	01/29/18	230,700.004	15.00	3,461
Issuance of shares	02/23/18	461,399.996	15.00	6,921
Issuance of shares	03/29/18	461,399.996	15.00	6,921
Issuance of shares	05/25/18	565,739.988	15.00	8,486
Issuance of shares	06/22/18	565,739.988	15.00	8,486
Issuance of shares	06/25/18	1,131,480.012	15.00	16,973
Issuance of shares	08/13/18	1,254,480.015	15.00	18,817
Shares issued for capital drawdowns		5,727,473.338	$15.00	$85,912
Issuance of shares (1)	12/28/17	1,663.021	15.00	25
Issuance of shares (1)	02/26/18	6,975.468	15.00	105
Issuance of shares (1)	05/23/18	19,210.720	15.00	288
Issuance of shares (1)	07/24/18	41,371.360	15.00	621
Issuance of shares (1)	09/28/18	17,608.726	15.00	264
Shares issued through DRIP		86,829.295	$15.00	$1,303
Shares outstanding, September 30, 2018		5,815,002.633	$15.00	$87,225

Shares outstanding, September 30, 2018		5,815,002.633	$15.00	$87,225
Issuance of shares	10/15/18	659,020.644	15.00	9,885
Issuance of shares	10/26/18	988,531.000	15.00	14,828
Issuance of shares	11/26/18	988,531.000	15.00	14,828
Issuance of shares	12/17/18	2,306,572.356	15.00	34,599
Issuance of shares	03/18/19	1,344,241.361	15.00	20,163
Issuance of shares	04/01/19	1,344,241.361	15.00	20,164
Issuance of shares	05/03/19	1,722,278.305	15.00	25,834
Issuance of shares	05/31/19	1,377,822.695	15.00	20,667
Issuance of shares	06/14/19	1,360,489.362	15.00	20,408
Issuance of shares	07/12/19	1,733,778.300	15.00	26,008
Issuance of shares	08/19/19	1,387,022.700	15.00	20,805
Issuance of shares	09/09/19	1,387,022.700	15.00	20,805
Shares issued for capital drawdowns		16,599,551.784	$15.00	$248,994

Issuance of shares (1)	11/27/18	49,178.285	15.00	738
Issuance of shares (1)	12/28/18	53,153.132	15.00	797
Issuance of shares (1)	02/27/19	64,472.390	15.00	967
Issuance of shares (1)	05/24/19	64,642.391	15.00	970
Issuance of shares (1)	07/26/19	168,566.100	15.00	2,528
Issuance of shares (1)	09/27/19	80,123.196	15.00	1,201
Shares issued through DRIP		480,135.494	$15.00	$7,201
Shares outstanding, September 30, 2019		22,894,689.911	$15.00	343,420

(1)	Shares issued through the DRIP.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

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

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents and foreign currencies but including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GBDC 3, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods ending on or prior to the earlier of (1) the date of pricing of an initial public offering or listing on a national securities exchange of the shares of common stock of GBDC 3 or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement as described above.

For the years ended September 30, 2019 and 2018, the base management fees incurred by the Company were $4,861 and $704, respectively, and the base management fees irrevocably waived by the Investment Adviser were $1,326 and $192, respectively.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

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

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the years ended September 30, 2019 and 2018, the Income Incentive Fee incurred was $3,595 and $445, respectively.

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
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the years ended September 30, 2019 and 2018, the Income Incentive Fee irrevocably waived by the Investment Adviser was $640 and $80, respectively.

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

The Capital Gain Incentive Fee is calculated on a cumulative basis from September 29, 2017 through the end of each calendar year or termination of the Investment Advisory Agreement. For periods ending on or prior to the date of the closing of a Liquidity Event, the Investment Adviser has agreed to irrevocably waive that portion of the Capital Gain Incentive Fee, calculated as described above, in excess of 15.0% of the Capital Gain Incentive Fee Base, provided that any amounts so waived shall be deemed paid to the Investment Adviser for purposes of determining the Capital Gain Incentive Fee payable after the closing of a public offering or listing. For the years ended September 30, 2019 and 2018, the accrual for the Capital Gain Incentive Fee waiver was $166 and $54, respectively.

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

For the years ended September 30, 2019 and 2018, the capital gain incentive fee incurred in accordance with GAAP was $666 and $218, respectively.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of September 30, 2019 and September 30, 2018.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2019 and September 30, 2018, included in management and incentive fees payable on the Consolidated Statements of Financial Condition was $663 and $164, respectively, for accruals for the capital gain incentive fee (net of waiver) under GAAP, none of which was payable pursuant to the Investment Advisory Agreement.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the years ended September 30, 2019 and 2018, the Company deposited $670 and $27, respectively, into the Escrow Account.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

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

As of September 30, 2019 and 2018, included in accounts payable and accrued expenses is $219 and $47, respectively, for accrued allocated shared services under the Administration Agreement.

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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2019 and 2018, were $707 and $621, respectively. As of September 30, 2019 and 2018, included in accounts payable and accrued expenses were $173 and $140 for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. On October 1, 2018, GCOP LLC, entered into a Subscription Agreement for an aggregate commitment of $10,000. As of September 30, 2019, the Company has issued 338,642.077 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $5,080.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of September 30, 2019, the Company has issued 1,356,666.665 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $20,350.

On October 2, 2017, the Company entered into an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) with a maximum credit limit of $40,000 and with an expiration date of October 2, 2020. On June 28, 2019, the Company and the Investment Adviser amended the Adviser Revolver to increase the borrowing capacity from $40,000 to $100,000. On August 15, 2019, the Company and the Investment Adviser entered into a second amendment to the Adviser Revolver to increase the borrowing capacity from $100,000 to $125,000. On October 28, 2019, the Company amended the Adviser Revolver to decrease the borrowing capacity from $125,000 to $40,000. Refer to Note 8 for discussion of the Adviser Revolver.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 5.    Investments

Investments as of September 30, 2019 and 2018 consisted of the following:

	As of September 30, 2019			As of September 30, 2018
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$97,133	$95,943	$96,765	$19,102	$18,804	$19,051
One stop	511,850	505,134	509,530	123,084	121,233	122,443
Second lien	3,898	3,811	3,898	—	—	—
Subordinated debt	2	—	2	82	82	82
Equity	N/A	6,115	6,794	N/A	1,958	2,083
Total	$612,883	$611,003	$616,989	$142,268	$142,077	$143,659

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	As of September 30, 2019		As of September 30, 2018
Amortized Cost:
United States
Mid-Atlantic	$144,732	23.7%	$28,476	20.0%
Midwest	158,842	26.0	13,150	9.3
Northeast	24,902	4.1	9,732	6.8
Southeast	117,930	19.3	46,613	32.8
Southwest	63,330	10.4	14,912	10.5
West	86,421	14.1	29,194	20.6
Canada	12,511	2.0	—	—
United Kingdom	1,897	0.3	—	—
Australia	438	0.1	—	—
Total	$611,003	100.0%	$142,077	100.0%
Fair Value:
United States
Mid-Atlantic	$146,386	23.7%	$28,841	20.1%
Midwest	159,689	25.9	13,368	9.3
Northeast	25,284	4.1	9,898	6.9
Southeast	118,977	19.3	46,878	32.6
Southwest	64,246	10.4	15,094	10.5
West	87,448	14.1	29,580	20.6
Canada	12,719	2.1	—	—
United Kingdom	1,802	0.3	—	—
Australia	438	0.1	—	—
Total	$616,989	100.0%	$143,659	100.0%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2019 and 2018 were as follows:

	As of September 30, 2019		As of September 30, 2018
Amortized Cost:
Automobile	$8,564	1.4%	$3,328	2.3%
Beverage, Food and Tobacco	28,918	4.7	5,587	3.9
Buildings and Real Estate	24,685	4.0	6,829	4.8
Chemicals, Plastics and Rubber	2,895	0.5	2,524	1.8
Diversified/Conglomerate Manufacturing	11,407	1.9	8,637	6.1
Diversified/Conglomerate Service	285,736	46.8	81,784	57.6
Electronics	46,395	7.6	9,911	7.0
Finance	6,441	1.1	—	—
Healthcare, Education and Childcare	58,357	9.5	10,748	7.6
Hotels, Motels, Inns, and Gaming	2,091	0.3	—	—
Insurance	26,073	4.3	—	—
Leisure, Amusement, Motion Pictures, Entertainment	31,706	5.2	3,455	2.4
Oil and Gas	8,677	1.4	5790	4.1
Personal and Non Durable Consumer Products (Mfg. Only)	951	0.2	—	—
Personal, Food and Miscellaneous Services	50,224	8.2	1,855	1.3
Printing and Publishing	2,052	0.3	1,629	1.1
Retail Stores	15,831	2.6	—	—
Total	$611,003	100.0%	$142,077	100.0%

	As of September 30, 2019		As of September 30, 2018
Fair Value:
Automobile	$8,714	1.4%	$3,407	2.4%
Beverage, Food and Tobacco	29,102	4.7	5,601	3.9
Buildings and Real Estate	24,893	4.0	6,894	4.8
Chemicals, Plastics and Rubber	2,916	0.5	2,529	1.8
Diversified/Conglomerate Manufacturing	11,624	1.9	8,756	6.1
Diversified/Conglomerate Service	288,996	46.9	82,422	57.4
Electronics	46,896	7.6	10,104	7.0
Finance	6,433	1.0	—	—
Healthcare, Education and Childcare	58,595	9.5	11,038	7.7
Hotels, Motels, Inns, and Gaming	2,079	0.4	—	—
Insurance	26,661	4.3	—	—
Leisure, Amusement, Motion Pictures, Entertainment	32,043	5.2	3,508	2.4
Oil and Gas	8,781	1.4	5,852	4.1
Personal and Non Durable Consumer Products (Mfg. Only)	960	0.2	—	—
Personal, Food and Miscellaneous Services	50,176	8.1	1,919	1.3
Printing and Publishing	2,048	0.3	1,629	1.1
Retail Stores	16,072	2.6
Total	$616,989	100.0%	$143,659	100.0%
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
(In thousands, except shares and per share data)

each of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA).

As of September 30, 2019 and 2018, the Company and RGA had $109,375 and $15,625, respectively, of LLC equity interest subscriptions to GBDC 3 SLF, none of which were funded as of each September 30, 2019 and 2018 as GBDC 3 SLF has not yet commenced operations.

Note 6.    Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies.

As of September 30, 2018, the Company had no forward currency contracts outstanding. The outstanding forward currency contracts as of September 30, 2019 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited		€4,606	EUR	$5,656	USD	12/12/2022	$251	$—
Macquarie Bank Limited	C$	5,654	CAD	$4,284	USD	12/12/2022	23	—
Macquarie Bank Limited		£1,550	GBP	$1,933	USD	2/21/2023	—	(34)
							$274	$(34)

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with its derivative counterparty, Macquarie Bank Limited (“Macquarie”). The ISDA Master Agreement is a bilateral agreement between the Company and Macquarie that governs over the counter (“OTC”) derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.

For financial reporting purposes, cash collateral that has been pledged to cover obligations of the Company and cash collateral received from Macquarie, if any, is included in the Consolidated Statements of Financial Condition as cash collateral held at broker for forward currency contracts or cash collateral received from broker for forward currency contracts. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

The following table is intended to provide additional information about the effect of the forward foreign currency exchange contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statement of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of September 30, 2019.

Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$274	$(34)	$240	$—	$240

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

(1)	In some instances, the actual collateral pledged may be more than the amount shown due to overcollateralization.

(2)	Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the year ended September 30, 2019 on the Consolidated Statement of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	For the year ended September 30, 2019
Foreign exchange	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	For the year ended September 30, 2019
Foreign exchange	$240

The following table is a summary of the average outstanding volume for forward currency contracts for the year ended September 30, 2019:

Year ended September 30, 2019
Average notional outstanding (1)
Forward currency contracts	$10,676

(1)	Based on ending daily U.S. Dollar notional exposure outstanding for the period from June 10, 2019 to September 30, 2019. The Company did not hold any derivative instruments prior to June 10, 2019.

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
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2019 and 2018. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2019 and 2018, with the exception of money market funds included in cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs of the fair value hierarchy.

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
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

The following table presents fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2019 and 2018:

As of September 30, 2019	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$610,195	$610,195
Equity investments(1)	—	—	6,794	6,794
Money market funds(1)(2)	2,925	—	—	2,925
Forward currency contracts	—	274	—	274
Total assets, at fair value:	$2,925	$274	$616,989	$620,188
Liabilities, at fair value:
Forward currency contracts	$—	$(34)	$—	$(34)
Total liabilities, at fair value:	$—	$(34)	$—	$(34)

As of September 30, 2018	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$141,576	$141,576
Equity investments(1)	—	—	2,083	2,083
Money market funds(1)(2)	2,333	—	—	2,333
Total assets, at fair value:	$2,333	$—	$143,659	$145,992

(1) Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the year ended September 30, 2019 and the year ended September 30, 2018 reported within the net change in unrealized appreciation (depreciation) on investment transactions in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of September 30, 2019 and September 30, 2018 was $4,686 and $1,582, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2019 and 2018:

	For the year ended September 30, 2019
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$141,576	$2,083	$143,659
Net change in unrealized appreciation (depreciation) on investments	3,850	554	4,404
Realized gain (loss) on investments	1	3	4
Funding of (proceeds from) revolving loans, net	1,968	—	1,968
Fundings of investments	481,775	4,612	486,387
PIK interest	334	—	334
Proceeds from principal payments and sales of portfolio investments	(20,657)	(458)	(21,115)
Accretion of discounts and amortization of premium	1,348	—	1,348
Fair value, end of period	$610,195	$6,794	$616,989

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	For the year ended September 30, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	1,457	125	1,582
Funding of (proceeds from) revolving loans, net	309	—	309
Fundings of investments	148,067	1,958	150,025
PIK interest	7	—	7
Proceeds from principal payments of portfolio investments	(8,582)	—	(8,582)
Accretion of discounts and amortization of premium	318	—	318
Fair value, end of period	$141,576	$2,083	$143,659

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2019 and 2018:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans(2)	$96,004	Market rate approach	Market interest rate	4.3% - 9.5% (6.3%)
		Market comparable companies	EBITDA multiples	7.5x - 24.0x (14.6x)
	$761	Market comparable	Broker/ Dealer bids or quotes	N/A
One stop loans(2)(3)	$509,530	Market rate approach	Market interest rate	5.3% - 11.5% (8.0%)
		Market comparable companies	EBITDA multiples	7.0x - 28.0x (15.7x)
			Revenue multiples	3.0x - 11.0x (6.0x)
Subordinated debt and second lien loans(2)(4)	$3,900	Market rate approach	Market interest rate	8.0% - 12.0% (12.0%)
		Market comparable companies	EBITDA multiples	17.5x
			Revenue multiples	3.0x
Equity(5)	$6,794	Market comparable companies	EBITDA multiples	7.5x - 27.0x (16.3x)
			Revenue multiples	3.0x - 6.5x (5.2x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)
The fair value of this asset class was determined using the market rate and market comparable approaches, as applicable, as the investments in this asset class were determined not to be credit impaired using the market comparable companies approach. The unobservable inputs for both valuation techniques have been presented, but the fair value as of September 30, 2019 was determined using the market rate and market comparable companies approaches, as applicable.

(3)	The Company valued $399,514 and $110,016 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)
The Company valued $3,898 and $2 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(5)	The Company valued $5,174 and $1,620 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

The following are the carrying values and fair values of the Company’s debt and other short-term borrowings as of September 30, 2019 and 2018. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2019		As of September 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$270,644	$270,644	$58,500	$58,500
Other short-term borrowings	16,366	16,366	—	—

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Small Business Credit Availability Act (“SBCAA”), which was signed into law on March 23, 2018, among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements, obtains certain approvals and, in the case of unlisted business development companies, makes an offer to repurchase the shares of its stockholders. The reduced asset coverage requirement would permit a business development company to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. Effectiveness of the reduced asset coverage requirement to a business development company requires approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of such business development company’s board of directors with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. The Company has not sought or obtained either approval and, as a result, remains subject to the 200% asset coverage requirement under the 1940 Act. As of September 30, 2019, the Company’s asset coverage for borrowed amounts was 219.3%.

Adviser Revolver: On October 2, 2017, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of October 2, 2020. On June 28, 2019, the Company and the Investment Adviser amended the Adviser Revolver to increase the borrowing capacity from $40,000 to $100,000. Other material terms of the Adviser Revolver were unchanged. On August 15, 2019, the Company and the Investment Adviser entered into a second amendment to the Adviser Revolver to increase the borrowing capacity from $100,000 to $125,000. Other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of September 30, 2019 was 1.8%. As of September 30, 2019 and 2018, the Company had $3,500 and $0, respectively, of outstanding debt under the Adviser Revolver.

For the years ended September 30, 2019 and 2018, the Company had borrowings on the Adviser Revolver of $147,500 and $38,250, respectively, and repayments on the Adviser Revolver of $144,000 and $38,250, respectively.

For the years ended September 30, 2019 and 2018, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the Adviser Revolver were as follows:

	For the years ended September 30,
	2019	2018
Stated interest expense	$373	$42
Cash paid for interest expense	$119	$42
Annualized average stated interest rate	2.0%	1.6%
Average outstanding balance	$18,810	$2,614

SMBC Revolver: On March 16, 2018, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation, which prior to its termination allowed the Company to borrow up to $110,000 at

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

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

As of September 30, 2019 and 2018, the Company had outstanding debt under the SMBC Revolver of $0 and $58,500, respectively. For the years ended September 30, 2019 and 2018, the Company had borrowings on the SMBC Revolver of $172,900 and $176,200, respectively, and repayments on the SMBC Revolver of $231,400 and $117,700, respectively.

For the years ended September 30, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the years ended September 30,
	2019	2018
Stated interest expense	$1,393	$602
Facility fees	21	23
Amortization of debt issuance costs	497	95
Total interest and other debt financing expenses	$1,911	$720
Cash paid for interest expense	$1,549	$489
Annualized average stated interest rate	5.0%	3.7%
Average outstanding balance	$27,797	$16,332

SB Revolver: On February 4, 2019, the Company entered into a revolving credit agreement (as amended, the “SB Revolver”) with Signature Bank (“SB”), as administrative agent and a lender, which allowed the Company to borrow up to $175,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of February 4, 2021. On May 31, 2019, the Company amended the SB Revolver to permit borrowings in foreign currencies. On April 8, 2019, the Company entered into an amendment to the SB Revolver with SB which increased the borrowing capacity under the SB Revolver to $225,000 from $175,000. Other material terms of the SB Revolver were unchanged.

The SB Revolver bears interest at a rate, at the Company’s election, of either the one-, two- or three-month LIBOR plus 1.50% per annum or the prime rate minus 1.40%, as calculated under the SB Revolver. The revolving period under the SB Revolver will continue through February 4, 2021. The SB Revolver is secured by the unfunded commitments of stockholders of the Company, collateral accounts and the proceeds of the foregoing.  In addition to the stated interest rate on the SB Revolver, the Company is required to pay a non-usage fee at a rate of 0.15% per annum on the unused portion of the SB Revolver.

As of September 30, 2019 and 2018, the Company had outstanding debt under the SB Revolver of $144,444 and $0, respectively. For the years ended September 30, 2019 and 2018, the Company had borrowings on the SB Revolver of $413,433 and $0, respectively, and repayments on the SB Revolver of $268,989 and $0, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the years ended September 30, 2019 and 2018, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the SB Revolver were as follows:

	For the years ended September 30,
	2019	2018
Stated interest expense	$3,707	$—
Facility fees	57	—
Amortization of debt issuance costs	190	—
Total interest expense	$3,954	$—
Cash paid for interest expense	$3,466	$—
Annualized average stated interest rate	3.7%	N/A
Average outstanding balance	$101,405	$—

DB Credit Facility: On September 10, 2019 (the “Effective Date”), the Company and GBDC 3 Funding, entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equityholder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. As of September 30, 2019, allowed GBDC 3 Funding to borrow up to $250,000, subject to leverage and borrowing base restrictions. The period during which GBDC 3 Funding may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through September 10, 2022 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default.

As of September 30, 2019, the DB Credit Facility bears interest at the applicable base rate plus 2.00% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

The DB Credit Facility is secured by all of the assets held by GBDC 3 Funding. GBDC 3 Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the DB Credit Facility, are subject to the leverage restrictions contained in the Investment Company Act of 1940, as amended.

The Company may transfer certain loans and debt securities it has originated or acquired from time to time to GBDC 3 Funding through a purchase and sale agreement and may cause GBDC 3 Funding to originate or acquire loans in the future, consistent with the Company's investment objectives.

As of September 30, 2019, the Company had outstanding debt under the DB Credit Facility of $122,700. For the year ended September 30, 2019, the Company had borrowings on the DB Credit Facility of $122,700, and

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

repayments on the DB Credit Facility of $0. The DB Credit Facility was not outstanding during the year ended September 30, 2018.

For the years ended September 30, 2019 and 2018, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	For the years ended September 30,
	2019	2018
Stated interest expense	$169	$—
Facility fees	63	—
Amortization of debt issuance costs	25	—
Total interest expense	$257	$—
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	4.2%	N/A
Average outstanding balance	$4,057	$—

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

As of September 30, 2019, the Company had $16,366 of short-term borrowings and the fair value of the loan associated with the short-term borrowings was $16,202. For the year ended September 30, 2019, the annualized interest rate on short-term borrowings was 4.8% and interest expense was $208. The net change in unrealized appreciation (depreciation) for the year ended September 30, 2019, reported within the net change in unrealized appreciation (depreciation) on investment transactions was $0. The Company did not have any short-term borrowings during the year ended September 30, 2018.

For the years ended September 30, 2019 and 2018, the average total debt outstanding (including the debt under the Revolver, SMBC Revolver, SB Revolver, DB Credit Facility and other short-term borrowings) was $156,352 and $18,946, respectively.

For the years ended September 30, 2019 and 2018, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 4.3% and 3.4%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2019 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$144,444	$—	$144,444	$—	$—
DB Credit Facility	122,700	—	122,700	—	—
Adviser Revolver	3,500	—	3,500	—	—
Other short-term borrowings	16,366	16,366	—	—	—
Total borrowings	$287,010	$16,366	$270,644	$—	$—

Note 9. Federal Income Tax Matters

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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

The following permanent differences were reclassified among the components of net assets for the years ended September 30, 2019 and 2018:

	Years ended September 30,
	2019	2018
Increase/(decrease) in Paid in Capital in Excess of Par	$— *	$(1)
Increase/(decrease) in Capital Distributions in Excess of and Undistributed Net Investment Income	254	1
Increase/(decrease) in Net Realized Gain (Loss) on Investments	(254)	—	*

*Represents an amount less than $1.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized appreciation (depreciation) on investment transactions as investment gains and losses are not included in taxable income until they are realized.

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2019, the Company estimates that it will not have a capital loss carryforward available for use in subsequent tax years. Because of loss limitation rules of the Code, some of the tax basis capital losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations.

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2019 and 2018:

	Years ended September 30,
	2019	2018
Net increase in net assets resulting from operations	$21,238	$4,068
Net change in unrealized (appreciation) depreciation on investment transactions	(4,644)	(1,582)
Other income not currently taxable	(137)	—
Expenses not currently deductible	554	215
Other income for tax but not book	—	3
Other deductions/losses for tax not book	(16)	—
Other realized gain/loss differences	111	—	*
Capital loss carryforward	— *	—	*
Taxable income before deductions for distributions	$17,106	$2,704
*Represents an amount less than $1

.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The tax character of distributions paid during the years ended September 30, 2019 and 2018 were as follows:

	Years ended September 30,
	2019	2018
Ordinary Income	$16,357	$2,508

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2019 and 2018 were as follows:

	Years ended September 30,
	2019	2018
Undistributed ordinary income – tax basis	$917	$190
Undistributed realized gains – tax basis	22	—
Net unrealized appreciation on investments	6,271	1,585
Other temporary differences	(7,209)	(1,774)
Total accumulated earnings – book basis	$1	$1

For the tax year ended September 30, 2019, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders during the following twelve month period. The amount carried forward to 2020 is estimated to be approximately $939, although this amount will not be finalized until the 2019 tax returns are filed in 2020.

As of September 30, 2019 the Federal tax cost of investments was $610,959 resulting in estimated gross unrealized gains and losses of $7,399 and $1,369, respectively.

Note 10.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $107,199 and $51,432 under various undrawn revolvers and other credit facilities as of September 30, 2019 and 2018, respectively. As described in Note 5, the Company had commitments of up to $109,375 to GBDC 3 SLF as of each of September 30, 2019 and 2018 which may be contributed primarily for the purpose of funding new investments approved by the GBDC 3 SLF investment committee. As of September 30, 2019, GBDC 3 SLF has not yet commenced operations.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of September 30, 2019. As of September 30, 2018, there were no commitments outstanding for derivative contracts. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company has engaged, and in the future, in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

Legal proceedings: In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s consolidated financial statements.

Note 11. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Years ended September 30,
	2019	2018
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income	(1.42)	(1.47)
Net investment income	1.19	1.04
Net realized gain (loss) on investment transactions	0.01	—
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.22	0.43
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	9.85%	10.26%
Number of common shares outstanding	22,894,689.911	5,815,002.633

	Years ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2019	2018
Ratio of net investment income to average net assets	7.93%	6.92%
Ratio of total expenses to average net assets	8.37%	8.21%
Ratio of management fee waiver to average net assets	(0.64)%	(0.53)%
Ratio of incentive fee waiver to average net assets	(0.39)%	(0.37)%
Ratio of professional fees waiver to average net assets	—%	(0.31)%
Ratio of net expenses to average net assets	7.34%	7.00%
Ratio of incentive fees to average net assets	2.06%	1.84%
Ratio of total expenses (without incentive fees) to average net assets	6.31%	6.37%
Total return based on average net asset value(5)	10.27%	11.32%
Net assets at end of period	$343,420	$87,225
Average debt outstanding	$156,352	$18,946
Average debt outstanding per share	$6.83	$3.26
Portfolio Turnover	5.84%	14.67%
Asset coverage ratio(6)	219.29%	248.76%
Asset coverage ratio per unit(7)	$2,193	$2,488
Average market value per unit (8):
SMBC Revolver	N/A	N/A
SB Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A
Other short-term borrowings	N/A	N/A

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

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

Note 12. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the years ended September 30, 2019 and 2018:

	Years ended September 30,
	2019	2018
Earnings available to stockholders	$21,238	$4,068
Basic and diluted weighted average shares outstanding	13,815,588	2,401,151
Basic and diluted earnings per share	$1.54	$1.69

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 13. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the years ended September 30, 2019 and 2018:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the year ended September 30, 2019
8/7/2018	10/17/2018	12/28/2018	6,474,023.277	$0.1025	$663
11/27/2018	11/28/2018	12/28/2018	8,500,263.562	0.1212	1,030
11/27/2018	12/26/2018	2/27/2019	10,806,835.918	0.0904	977
11/27/2018	1/21/2019	2/27/2019	10,859,989.050	0.1153	1,252
02/05/2019	2/26/2019	5/24/2019	10,859,989.050	0.0809	879
02/05/2019	3/27/2019	5/24/2019	12,268,702.801	0.1097	1,346
02/05/2019	4/29/2019	7/26/2019	13,612,944.162	0.0906	1,234
05/07/2019	5/17/2019	7/26/2019	15,335,222.467	0.1558	2,389
05/07/2019	6/14/2019	7/26/2019	18,138,176.915	0.1229	2,230
05/07/2019	7/19/2019	9/27/2019	19,871,955.215	0.1408	2,797
08/06/2019	8/13/2019	11/26/2019	21,427,544.016	0.1532	3,283
08/06/2019	9/20/2019	11/26/2019	22,814,566.716	0.1384	3,158
Total dividends declared for the year ended September 30, 2019					$21,238

For the year ended September 30, 2018
8/2/2017	10/23/2017	12/28/2017	248,166.664	$0.0461	$11
12/6/2017	12/7/2017	12/28/2017	495,633.336	0.0583	29
12/6/2017	12/22/2017	2/26/2018	916,833.336	0.0629	58
12/6/2017	1/23/2018	2/26/2018	1,058,896.360	0.1153	122
2/6/2018	2/23/2018	5/23/2018	1,750,996.360	0.0840	147
2/6/2018	3/23/2018	5/23/2018	1,757,971.828	0.2204	388
2/6/2018	4/27/2018	7/24/2018	2,219,371.824	0.1270	282
5/4/2018	5/22/2018	7/24/2018	2,219,371.824	0.1894	420
5/4/2018	6/21/2018	7/24/2018	2,804,322.532	0.1766	495
5/4/2018	7/19/2018	9/28/2018	4,501,542.532	0.1235	556
8/7/2018	8/31/2018	11/27/2018	5,797,393.892	0.1577	915
8/7/2018	9/21/2018	11/27/2018	5,820,752.441	0.1113	645
Total dividends declared for the year ended September 30, 2018					$4,068

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the Company’s distributions reinvested for the years ended September 30, 2019 and 2018:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the year ended September 30, 2019
November 27, 2018	49,178.285	$15.00	$738
December 28, 2018	53,153.132	15.00	797
February 27, 2019	64,472.390	15.00	967
May 24, 2019	64,642.391	15.00	970
July 26, 2019	168,566.100	15.00	2,528
September 27, 2019	80,123.196	15.00	1,201
	480,135.494	$15.00	$7,201
For the year ended September 30, 2018
December 28, 2017	1,663.021	15.00	25
February 26, 2018	6,975.468	15.00	105
May 23, 2018	19,210.720	15.00	288
July 24, 2018	41,371.360	15.00	621
September 28, 2018	17,608.726	15.00	264
	86,829.295	$15.00	$1,303

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 14. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through December 5, 2019, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:

On August 6, 2019 and November 22, 2019 the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 18, 2019	December 27, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2019 through October 31, 2019 per share
November 28, 2019	December 27, 2019	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period November 1, 2019 through November 30, 2019 per share
December 20, 2019	February 26, 2020	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period December 1, 2019 through December 31, 2019 per share
January 21, 2020	February 26, 2020	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2020 through January 31, 2020 per share

On October 1, 2019, the Company entered into Subscription Agreements with additional stockholders totaling
$50,050 in the aggregate.

The Company issued capital two calls to stockholders that were due on October 14, 2019 and November 18, 2019, which are summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of shares	10/14/2019	1,900,611.629	$15.00	$28,509
Issuance of shares	11/18/2019	1,900,611.629	$15.00	$28,509

On November 26, 2019, the Company issued 185,724.531 shares of common stock through the DRIP.

On October 28, 2019, the Company entered into an amendment to the Adviser Revolver, which amended the Adviser Revolver to decrease the borrowing capacity from $125,000 to $40,000.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 15. Selected Quarterly Financial Data (Unaudited)

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Total investment income	$12,452	$8,699	$6,051	$4,360
Net investment income	6,823	4,555	2,930	2,085
Net gain (loss) on investments on investment transactions	2,415	1,298	546	586
Net increase in net assets resulting from operations	9,238	5,853	3,476	2,671
Earnings per share (1)	0.43	0.39	0.31	0.34
Net asset value per common share at period end	$15.00	$15.00	$15.00	$15.00

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Total investment income	$2,909	$1,317	$646	$126
Net investment income	1,546	587	308	45
Net gain (loss) on investment transactions	570	610	349	53
Net increase in net assets resulting from operations	2,116	1,197	657	98
Earnings per share (1)	0.41	0.46	0.46	0.26
Net asset value per common share at period end	$15.00	$15.00	$15.00	$15.00

(1)	Per share data calculated over weighted average shares outstanding during the period.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a). Evaluation of Controls and Procedures

As of September 30, 2019 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b) Management's Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 83
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
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

10.12
Revolving and Security Agreement, dated February 4, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on February 8, 2019).

10.13
First Amendment to Revolving Credit and Security Agreement, dated as of April 8, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 814-01244), filed on April 9, 2019).

10.14
Second Amendment to Revolving Credit and Security Agreement, dated as of May 31, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01244), filed on August 13, 2019).

10.15
First Amendment to Revolving Loan Agreement, dated as of June 28, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on July 3, 2019).

10.16
Second Amendment to Revolving Loan Agreement, dated as of August 15, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on August 16, 2019).

10.17
Third Amendment to Revolving Loan Agreement, dated as of October 28, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on October 30, 2019).

10.18
Loan Financing and Servicing Agreement, dated as of September 10, 2019, by and among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on September 12, 2019).

10.19
Sale and Contribution Agreement, dated as of September 10, 2019, between Golub Capital BDC 3, Inc., as seller, and GBDC 3 Funding LLC, as purchaser (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on September 12, 2019).

14.1
Joint Code of Ethics of Golub Capital BDC, Inc., the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 14.1 to the Golub Capital BDC Inc.'s Annual Report on Form 10-K (File No. 814-00794), filed on November 25, 2019).

14.2	Code of Ethics of GC Advisors LLC (Filed as Exhibit 14.2 to Golub Capital BDC Inc.’s Quarterly Report on Form 10-Q (File No. 814-00794), filed on February 5, 2016).
21.1	List of subsidiaries.*
24.1	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Privacy Policy of the Registrant.*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: December 05, 2019	By:	/s/ David B. Golub
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

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Director	December 5, 2019
David B. Golub	(Principal Executive Officer)
/s/ Ross A. Teune	Chief Financial Officer	December 5, 2019
Ross A. Teune	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	December 5, 2019
Lawrence E. Golub
/s/ John T. Baily	Director	December 5, 2019
John T. Baily
/s/ Kenneth F. Bernstein	Director	December 5, 2019
Kenneth F. Bernstein
/s/ Anita R. Rosenberg	Director	December 5, 2019
Anita R. Rosenberg
/s/ William M. Webster IV	Director	December 5, 2019
William M. Webster IV