Form 10-Q
period 2019-12-31
Golub Capital BDC 3, Inc.
filed 2020-02-14
CIK 1715268

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-01244

Golub Capital BDC 3, Inc.
(Exact name of registrant as specified in its charter)

Maryland	82-2375481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, 25th Floor
New York, NY 10166
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

As of February 14, 2020, the Registrant had 29,715,740.183 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2019	September 30, 2019
	(unaudited)
Assets
Investments, at fair value (amortized cost of $789,136 and $611,003, respectively)	$797,693	$616,989
Cash and cash equivalents	3,452	2,413
Foreign currencies (cost of $205 and $130, respectively)	206	130
Restricted cash and cash equivalents	17,520	17,374
Cash collateral held at broker for forward currency contracts	450	450
Unrealized net appreciation on forward currency contracts	—	240
Interest receivable	2,102	2,226
Capital call receivable	—	16
Other assets	72	102
Total Assets	$821,495	$639,940
Liabilities
Debt	$364,284	$270,644
Less unamortized debt issuance costs	1,610	1,770
Debt less unamortized debt issuance costs	362,674	268,874
Other short-term borrowings (proceeds of $2,435 and $16,366, respectively)	2,624	16,366
Unrealized net depreciation on forward currency contracts	58	—
Interest payable	2,349	881
Distributions payable	3,188	6,441
Management and incentive fees payable	4,131	3,316
Accounts payable and accrued expenses	735	630
Accrued trustee fees	—	12
Total Liabilities	375,759	296,520
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2019 and September 30, 2019	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 29,715,740.183 and 22,894,689.911 shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	30	23
Paid in capital in excess of par	445,705	343,396
Distributable earnings	1	1
Total Net Assets	445,736	343,420
Total Liabilities and Total Net Assets	$821,495	$639,940
Number of common shares outstanding	29,715,740.183	22,894,689.911
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2019	2018
Investment income
Interest income	$14,511	$4,295
Dividend income	2	—
Fee income	49	65
Total investment income	14,562	4,360
Expenses
Interest and other debt financing expenses	3,502	1,021
Base management fee	2,397	646
Incentive fee	2,022	554
Professional fees	249	188
Administrative service fee	275	70
General and administrative expenses	15	27
Total expenses	8,460	2,506
Base management fee waived (Note 4)	(654)	(176)
Incentive fee waived (Note 4)	(297)	(55)
Net expenses	7,509	2,275
Net investment income	7,053	2,085
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	1	2
Foreign currency transactions	(12)	7
Net realized gain (loss) on investment transactions	(11)	9
Net change in unrealized appreciation (depreciation) from:
Investments	2,571	567
Forward currency contracts	(299)	—
Translation of assets and liabilities in foreign currencies	(189)	10
Net change in unrealized appreciation (depreciation) on investment transactions	2,083	577
Net gain (loss) on investment transactions	2,072	586
Net increase in net assets resulting from operations	$9,125	$2,671
Per Common Share Data
Basic and diluted earnings per common share	$0.35	$0.34
Basic and diluted weighted average common shares outstanding	25,893,806	7,877,554

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2018	5,815,002.633	$6	$87,218	$1	$87,225
Issuance of common stock	4,942,655.000	5	74,135	—	74,140
Net increase in net assets resulting from operations:
Net investment income	—	—	—	2,085	2,085
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	9	9
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	577	577
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	102,331.417	—	1,535	—	1,535
Distributions from distributable earnings	—	—	—	(1,692)	(1,692)
Distributions declared and payable	—	—	—	(979)	(979)
Total increase (decrease) for the period ended December 31, 2018	5,044,986.417	5	75,670	—	75,675
Balance at December 31, 2018	10,859,989.050	$11	$162,888	$1	$162,900
Balance at September 30, 2019	22,894,689.911	$23	$343,396	$1	$343,420
Issuance of common stock	6,462,079.629	6	96,925	—	96,931
Net increase in net assets resulting from operations:
Net investment income	—	—	—	7,053	7,053
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(11)	(11)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	2,083	2,083
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	358,970.643	1	5,384	—	5,385
Distributions from distributable earnings	—	—	—	(5,937)	(5,937)
Distributions declared and payable	—	—	—	(3,188)	(3,188)
Total increase (decrease) for the period ended December 31, 2019	6,821,050.272	7	102,309	—	102,316
Balance at December 31, 2019	29,715,740.183	$30	$445,705	$1	$445,736

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$9,125	$2,671
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of deferred debt issuance costs	205	170
Accretion of discounts and amortization of premiums	(700)	(226)
Net realized (gain) loss on investments	(1)	(2)
Net change in unrealized (appreciation) depreciation on investments	(2,571)	(567)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	189	(10)
Net change in unrealized (appreciation) depreciation on forward currency contracts	299	—
Proceeds from (fundings of) revolving loans, net	(660)	(565)
Fundings of investments	(198,166)	(94,529)
Proceeds from principal payments and sales of portfolio investments	21,641	3,044
PIK interest	(247)	(15)
Changes in operating assets and liabilities:
Interest receivable	124	(124)
Other assets	30	41
Interest payable	1,468	161
Management and incentive fees payable	815	403
Accounts payable and accrued expenses	105	37
Accrued trustee fees	(12)	1
Net cash (used in) provided by operating activities	(168,356)	(89,510)
Cash flows from financing activities
Borrowings on debt	183,143	116,200
Repayments of debt	(89,503)	(103,200)
Proceeds from other short-term borrowings	18,800	7,598
Repayments on other short-term borrowings	(32,731)	—
Capitalized debt issuance costs	(45)	(4)
Proceeds from issuance of common shares	96,947	73,430
Distributions paid	(6,994)	(1,717)
Net cash provided by (used in) financing activities	169,617	92,307
Net change in cash and cash equivalents, foreign currencies, and restricted cash and cash equivalents	1,261	2,797
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, beginning of period	19,917	3,653
Cash and cash equivalents, foreign currencies and restricted cash and cash equivalents, end of period	$21,178	$6,450
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,829	$605
Distributions declared during the period	9,125	2,671
Supplemental disclosure of non-cash operating and financing activity:
Capital call receivable	$—	$710
Stock issued in connection with dividend reinvestment plan	5,385	1,535
Distributions payable	3,188	979

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, and restricted cash and cash equivalents reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of December 31,
	2019	2018
Cash and cash equivalents	$3,452	$6,380
Foreign currencies	206	70
Restricted cash and cash equivalents	17,520	—
Total cash and cash equivalents, foreign currencies, and restricted cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$21,178	$6,450

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Debt Investments
Automobile
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	6.80%	11/2022	$474	$470	0.1%	$469
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(a)	6.80%	11/2022	352	348	0.1	349
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(a)	6.80%	11/2022	179	178	—	177
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(a)	6.80%	11/2022	163	161	—	161
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(a)	6.80%	11/2022	101	100	—	100
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(a)	6.80%	11/2022	55	54	—	54
JHCC Holdings LLC	One stop	L + 5.50%	(a)	7.21%	09/2025	3,027	2,999	0.7	3,027
JHCC Holdings LLC#	One stop	P + 4.50%	(f)	9.25%	09/2025	36	35	—	36
JHCC Holdings LLC#(5)	One stop	L + 5.50%		N/A(6)	09/2025	—	(48)	—	—
Power Stop, LLC	Senior loan	L + 4.50%	(c)	6.44%	10/2025	673	671	0.2	673
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.30%	04/2023	1,690	1,676	0.4	1,690
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	8.25%	04/2023	822	815	0.2	822
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	8.30%	04/2023	718	712	0.2	718
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	8.30%	04/2023	480	476	0.1	480
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	8.19%	04/2023	97	94	—	97
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	8.30%	04/2023	40	40	—	40
						8,907	8,781	2.0	8,893
Beverage, Food and Tobacco
BJH Holdings III Corp.	One stop	L + 5.75%	(a)	7.55%	08/2025	19,352	19,045	4.3	19,352
BJH Holdings III Corp.#	One stop	L + 5.75%	(a)	7.55%	08/2025	180	172	—	180
Fintech Midco, LLC	One stop	L + 5.00%	(a)	6.80%	08/2024	4,922	4,884	1.1	4,922
Fintech Midco, LLC#	One stop	L + 5.00%	(a)	6.80%	08/2024	443	440	0.1	443
Fintech Midco, LLC#(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
Fintech Midco, LLC#(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(7)	—	—
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	6.71%	12/2023	440	435	0.1	405
Flavor Producers, LLC#	Senior loan	L + 4.75%	(c)	6.68%	12/2022	15	15	—	10
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.80% cash/7.50% PIK	06/2023	271	269	0.1	269
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.80% cash/7.50% PIK	06/2023	213	211	—	211
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.80% cash/7.50% PIK	06/2023	209	208	—	207
Mendocino Farms, LLC#	One stop	L + 1.00%	(a)	2.79% cash/7.50% PIK	06/2023	103	102	—	102
Mendocino Farms, LLC#(5)	One stop	L + 1.00%		N/A(6)	06/2023	—	(1)	—	(2)
Mendocino Farms, LLC#(5)	One stop	L + 1.00%		N/A(6)	06/2023	—	(20)	—	(21)
SSRG Holdings, LLC	One stop	L + 5.25%	(a)	7.05%	11/2025	6,465	6,401	1.4	6,400
SSRG Holdings, LLC#	One stop	L + 5.25%	(a)	7.05%	11/2025	35	34	—	34
Wood Fired Holding Corp.	One stop	L + 5.75%	(c)	7.67%	12/2023	3,170	3,145	0.7	3,170
Wood Fired Holding Corp.#(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(1)	—	—
Wood Fired Holding Corp.#(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(2)	—	—
						35,818	35,329	7.8	35,682
Buildings and Real Estate
MRI Software LLC	One stop	L + 5.75%	(a)	7.55%	06/2023	12,776	12,680	2.9	12,776
MRI Software LLC	One stop	L + 5.75%	(a)	7.55%	06/2023	6,808	6,760	1.5	6,808
MRI Software LLC#	One stop	L + 5.75%	(a)	7.55%	06/2023	2,509	2,499	0.6	2,509
MRI Software LLC	One stop	L + 5.75%	(a)	7.55%	06/2023	2,422	2,398	0.5	2,422
MRI Software LLC	One stop	L + 5.75%	(a)	7.55%	06/2023	2,402	2,378	0.5	2,402
MRI Software LLC#	One stop	L + 5.75%	(a)	7.55%	06/2023	816	802	0.2	816

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Buildings and Real Estate - (continued)
MRI Software LLC	One stop	L + 5.75%	(a)	7.55%	06/2023	$316	$313	0.1%	$316
MRI Software LLC#(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(8)	—	—
						28,049	27,822	6.3	28,049
Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC	One stop	L + 5.50%	(c)	7.60%	07/2024	2,504	2,481	0.6	2,504
Inhance Technologies Holdings LLC#	One stop	L + 5.50%	(c)	7.60%	07/2024	332	326	0.1	332
Inhance Technologies Holdings LLC#	One stop	P + 4.50%	(f)	9.25%	07/2024	70	69	—	70
						2,906	2,876	0.7	2,906
Containers, Packaging and Glass
AmerCareRoyal, LLC/JHMCRN Holdings, Inc.	Senior loan	L + 5.00%	(a)	6.80%	11/2025	2,905	2,877	0.6	2,876
AmerCareRoyal, LLC/JHMCRN Holdings, Inc.	Senior loan	L + 5.00%	(a)	6.80%	11/2025	525	520	0.1	520
						3,430	3,397	0.7	3,396
Diversified/Conglomerate Manufacturing
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)(f)	6.44%	04/2026	3,836	3,767	0.9	3,836
Blackbird Purchaser, Inc. #	Senior loan	L + 4.50%	(c)(f)	6.44%	04/2026	251	228	0.1	251
Blackbird Purchaser, Inc. #	Senior loan	L + 4.50%	(c)	6.44%	04/2024	44	42	—	44
Chase Industries, Inc.	Senior loan	L + 5.50%	(c)	5.94% cash/1.50% PIK	05/2025	1,963	1,936	0.4	1,884
Chase Industries, Inc.#	Senior loan	L + 5.50%	(c)	5.94% cash/1.50% PIK	05/2025	340	335	0.1	326
Chase Industries, Inc.#	Senior loan	L + 5.50%	(c)	5.94% cash/1.50% PIK	05/2023	113	111	—	107
Protective Industrial Products, Inc.	Senior loan	L + 4.50%	(a)	6.30%	01/2024	2,810	2,782	0.6	2,782
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.05%	03/2025	1,975	1,949	0.4	1,975
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.05%	03/2025	505	498	0.1	505
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.05%	03/2025	482	476	0.1	482
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.05%	03/2025	477	471	0.1	477
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.05%	03/2025	444	438	0.1	444
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.05%	03/2025	408	402	0.1	408
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.05%	03/2025	306	302	0.1	306
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.05%	03/2025	204	201	0.1	204
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.05%	03/2025	184	181	—	184
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	7.95%	03/2024	30	28	—	30
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.05%	03/2025	18	18	—	18
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.05%	03/2025	17	16	—	17
						14,407	14,181	3.2	14,280
Diversified/Conglomerate Service
3ES Innovation, Inc.(7)(10)	One stop	L + 5.75%	(d)	7.81%	05/2025	3,765	3,689	0.9	3,765
3ES Innovation, Inc.#(5)(7)(10)	One stop	L + 5.75%		N/A(6)	05/2025	—	(2)	—	—
Acquia, Inc.	One stop	L + 7.00%	(c)	8.91%	10/2025	1,804	1,787	0.4	1,786
Acquia, Inc.#(5)	One stop	L + 7.00%		N/A(6)	10/2025	—	(1)	—	(1)
Apptio, Inc.	One stop	L + 7.25%	(a)	8.96%	01/2025	12,605	12,392	2.8	12,605
Apptio, Inc. #(5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(2)	—	—
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%	(a)(f)	6.55%	04/2026	1,186	1,179	0.3	1,186
Arch Global CCT Holdings Corp.#	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	—
Arch Global CCT Holdings Corp.#	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	—
Astute Holdings, Inc.	One stop	L + 6.00%	(a)	7.80%	04/2025	2,806	2,782	0.6	2,806
Astute Holdings, Inc.#	One stop	L + 6.00%	(a)	7.80%	04/2025	43	42	—	43

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Astute Holdings, Inc.#(5)	One stop	L + 6.00%		N/A(6)	04/2025	$—	$(10)	—%	$—
Aurora Lux Finco S.A R.L.(7)(12)	One stop	L + 6.00%	(c)	7.93%	12/2026	7,839	7,643	1.7	7,643
AutoQuotes, LLC	One stop	L + 5.75%	(c)	7.66%	11/2024	2,326	2,307	0.5	2,326
AutoQuotes, LLC#	One stop	L + 5.75%		N/A(6)	11/2024	—	—	—	—
Axiom Merger Sub Inc.#	One stop	L + 5.25%	(c)	7.26%	04/2026	1,162	1,143	0.3	1,162
Axiom Merger Sub Inc.#(7)(8)	One stop	E + 5.50%	(g)	5.50%	04/2026	484	477	0.1	481
Axiom Merger Sub Inc.#(5)	One stop	L + 5.25%		N/A(6)	04/2026	—	(1)	—	—
Axiom Merger Sub Inc.#(5)	One stop	L + 5.25%		N/A(6)	04/2026	—	(16)	—	—
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)	7.55%	02/2024	8,397	8,297	1.9	8,397
Bazaarvoice, Inc.#(5)	One stop	L + 0.00%		N/A(6)	02/2024	—	(3)	—	—
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	6.19%	07/2026	583	576	0.1	583
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	6.19%	07/2026	154	153	—	154
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(c)	6.19%	07/2026	65	63	—	65
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Bullhorn, Inc.	One stop	L + 5.50%	(c)	7.44%	10/2025	13,648	13,451	3.1	13,648
Bullhorn, Inc. #(7)(8)(13)	One stop	L + 6.00%	(c)	6.79%	10/2025	2,435	2,400	0.6	2,624
Bullhorn, Inc. #(7)(8)	One stop	E + 5.75%	(c)	5.75%	10/2025	977	963	0.2	1,002
Bullhorn, Inc.#	One stop	L + 7.46%	(c)	7.46%	10/2025	534	496	0.1	534
Bullhorn, Inc. #(5)	One stop	L + 5.50%		N/A(6)	10/2025	—	(3)	—	—
Calabrio, Inc.	One stop	L + 6.50%	(c)	8.44%	06/2025	22,076	21,876	5.0	22,076
Calabrio, Inc. #	One stop	L + 6.50%	(a)	8.28%	06/2025	100	99	—	100
Caliper Software, Inc.	One stop	L + 6.00%	(c)	7.94%	11/2025	6,725	6,648	1.5	6,725
Caliper Software, Inc.#	One stop	L + 6.00%	(c)	7.95%	11/2023	159	157	—	159
Centrify Corporation	One stop	L + 6.25%	(c)	8.20%	08/2024	5,220	5,160	1.1	5,063
Centrify Corporation#	One stop	P + 5.25%	(f)	10.00%	08/2024	150	148	—	145
Cloudbees, Inc.#	One stop	L + 9.00%	(a)	10.19% cash/0.50% PIK	05/2023	843	828	0.2	843
Cloudbees, Inc.#	One stop	L + 9.00%	(a)	10.19% cash/0.50% PIK	08/2021	495	490	0.1	495
Cloudbees, Inc.#	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 5.75%	(a)	7.55%	03/2024	8,480	8,423	1.9	8,395
Confluence Technologies, Inc.#(5)	One stop	L + 5.75%		N/A(6)	03/2024	—	(1)	—	(2)
Connexin Software, Inc.	One stop	L + 8.50%	(a)	10.30%	02/2024	1,261	1,249	0.3	1,261
Connexin Software, Inc. #	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
Conservice, LLC	One stop	L + 5.25%	(a)	7.05%	12/2024	890	883	0.2	890
Conservice, LLC#	One stop	L + 5.25%		N/A(6)	12/2024	—	—	—	—
Convercent, Inc.	One stop	L + 9.00%	(c)	8.25% cash/2.75% PIK	12/2024	696	677	0.2	686
Convercent, Inc.#	Subordinated debt	N/A		4.00%	11/2020	35	35	—	35
Convercent, Inc.#	One stop	L + 6.25%		N/A(6)	12/2024	—	—	—	—
Convercent, Inc.#(5)	One stop	L + 6.25%		N/A(6)	12/2024	—	(1)	—	(1)
Digital Guardian, Inc.#	One stop	L + 9.50%	(c)	8.60% cash/3.00% PIK	06/2023	1,659	1,650	0.4	1,738
Digital Guardian, Inc.#	Subordinated debt	N/A		8.00% PIK	06/2023	2	—	—	2
Digital Guardian, Inc.#	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	—
Digital Guardian, Inc.#(5)	One stop	L + 6.50%		N/A(6)	06/2023	—	(1)	—	8
E2open, LLC	One stop	L + 5.75%	(c)	7.66%	11/2024	22,884	22,557	5.1	22,884
E2open, LLC#(5)	One stop	L + 5.75%		N/A(6)	11/2024	—	(4)	—	—
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.55%	05/2024	13,271	13,130	3.0	13,271

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.55%	05/2024	$4,416	$4,373	1.0%	$4,416
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.55%	05/2024	1,155	1,144	0.3	1,155
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.55%	05/2024	1,066	1,056	0.2	1,066
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.55%	05/2024	669	663	0.2	669
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.55%	05/2024	80	79	—	80
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(a)	7.55%	08/2026	966	955	0.2	966
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%	(a)	7.54%	08/2026	123	121	—	123
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%		N/A(6)	09/2025	—	—	—	—
ICIMS, Inc.	One stop	L + 6.50%	(a)	8.29%	09/2024	3,240	3,192	0.7	3,240
ICIMS, Inc.	One stop	L + 6.50%	(a)	8.29%	09/2024	1,065	1,055	0.2	1,065
ICIMS, Inc.#(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
Imprivata, Inc.	Senior loan	L + 4.00%	(c)	5.94%	10/2023	825	818	0.2	825
Imprivata, Inc.#(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(1)	—	—
Infinisource, Inc.	One stop	L + 4.75%	(c)	6.69%	10/2026	10,833	10,728	2.4	10,725
Infinisource, Inc.#(5)	One stop	L + 4.75%		N/A(6)	10/2026	—	(2)	—	(2)
Infinisource, Inc.#(5)	One stop	L + 4.75%		N/A(6)	10/2026	—	(67)	—	(69)
Infogix, Inc.	One stop	L + 6.50%	(c)	8.44%	04/2024	1,468	1,463	0.3	1,439
Infogix, Inc.	One stop	L + 6.50%	(c)	8.44%	04/2024	230	228	0.1	226
Infogix, Inc.#	One stop	L + 6.50%	(c)	8.60%	04/2024	17	17	—	17
Integral Ad Science, Inc.	One stop	L + 7.25%	(a)	7.80% cash/1.25% PIK	07/2024	3,318	3,272	0.7	3,318
Integral Ad Science, Inc.	One stop	L + 7.25%	(a)(c)	7.80% cash/1.25% PIK	07/2024	211	207	0.1	211
Integral Ad Science, Inc.#(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(1)	—	(2)
Integration Appliance, Inc.	One stop	L + 7.25%	(c)	9.43%	08/2023	14,125	14,022	3.2	14,125
Integration Appliance, Inc.#	One stop	L + 7.25%		N/A(6)	08/2023	—	—	—	—
Internet Truckstop Group LLC	One stop	L + 5.00%	(c)	6.95%	04/2025	8,098	7,920	1.8	8,098
Internet Truckstop Group LLC#(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(3)	—	—
Invoice Cloud, Inc.#	One stop	L + 6.50%	(c)	5.15% cash/3.25% PIK	02/2024	1,086	1,078	0.2	1,086
Invoice Cloud, Inc.#	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	—
Invoice Cloud, Inc.#(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	(7)	—	—
JAMF Holdings, Inc.	One stop	L + 7.00%	(c)	8.91%	11/2022	1,205	1,187	0.3	1,205
JAMF Holdings, Inc.#	One stop	L + 7.00%	(a)	8.80%	11/2022	6	5	—	6
Kaseya Traverse Inc#	One stop	L + 6.50%	(d)	7.72% cash/1.00% PIK	05/2025	13,066	12,835	2.9	13,066
Kaseya Traverse Inc#	One stop	L + 6.50%	(c)(d)	7.69% cash/1.00% PIK	05/2025	224	206	0.1	224
Kaseya Traverse Inc#	One stop	L + 6.50%	(a)(c)	8.45%	05/2025	60	58	—	60
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	6.40%	03/2025	762	752	0.2	762
Learn-it Systems, LLC#	Senior loan	L + 4.50%	(c)	6.45%	03/2025	70	62	—	70
Learn-it Systems, LLC#	Senior loan	L + 4.50%	(a)(c)(f)	7.09%	03/2025	16	16	—	16
Litera Bidco LLC	One stop	L + 5.75%	(c)	7.70%	05/2026	534	528	0.1	534
Litera Bidco LLC#	One stop	L + 5.75%	(c)	7.70%	05/2026	278	275	0.1	278
Litera Bidco LLC#	One stop	L + 5.75%	(c)	7.70%	05/2026	278	278	0.1	278
Litera Bidco LLC#	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
MetricStream, Inc.#	One stop	L + 7.00%	(c)	9.00%	05/2024	2,010	1,942	0.5	2,024
MetricStream, Inc.#	One stop	L + 7.00%		N/A(6)	05/2024	—	—	—	1
MetricStream, Inc.#(5)	One stop	L + 7.00%		N/A(6)	04/2024	—	(4)	—	6
Mindbody, Inc.#	One stop	L + 7.00%	(a)	8.79%	02/2025	11,692	11,592	2.6	11,692
Mindbody, Inc.#(5)	One stop	L + 7.00%		N/A(6)	02/2025	—	(1)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Ministry Brands, LLC	Senior loan	L + 4.00%	(b)	5.85%	12/2022	$224	$223	$0.1%	$224
Ministry Brands, LLC#	Senior loan	L + 4.00%	(b)	5.85%	12/2022	131	131	—	131
Ministry Brands, LLC	Senior loan	L + 4.00%	(b)	5.85%	12/2022	128	128	—	128
Namely, Inc.	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	2,098	2,076	0.5	2,098
Namely, Inc.#	One stop	L + 6.25%	(c)	8.25%	06/2024	793	787	0.2	793
Namely, Inc.#	One stop	L + 6.25%		N/A(6)	06/2024	—	—	—	—
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	7.44%	12/2023	873	865	0.2	873
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	7.44%	12/2023	751	745	0.2	751
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	7.44%	12/2023	112	111	—	112
Net Health Acquisition Corp.#(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(1)	—	—
Nextech Holdings, LLC	One stop	L + 5.50%	(a)	7.30%	06/2025	17,987	17,822	4.0	17,987
Nextech Holdings, LLC#(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(3)	—	—
Nextech Holdings, LLC#(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(8)	—	—
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	7.83%	11/2023	593	588	0.1	587
Nexus Brands Group, Inc.	One stop	L + 6.00%	(b)	7.84%	11/2023	516	511	0.1	511
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(a)	7.80%	11/2023	295	294	0.1	292
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(a)	7.80%	11/2023	214	213	0.1	211
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(a)(c)	7.79%	11/2023	15	14	—	14
Nexus Brands Group, Inc.#(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	(1)
Nexus Brands Group, Inc.#(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	—	—	(1)
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	P + 6.75%	(f)	9.75% cash/1.75% PIK	10/2024	130	123	—	134
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH#	One stop	L + 6.00%		N/A(6)	10/2024	—	—	—	1
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH#(5)	One stop	L + 7.75%		N/A(6)	10/2024	—	(8)	—	54
Personify, Inc.	One stop	L + 5.75%	(c)	7.69%	09/2024	3,502	3,474	0.8	3,502
Personify, Inc.#	One stop	L + 5.75%	(c)	7.69%	09/2024	20	19	—	20
PlanSource Holdings, Inc.	One stop	L + 6.25%	(c)	8.15%	04/2025	2,818	2,790	0.6	2,818
PlanSource Holdings, Inc. #(5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
Project Power Buyer, LLC	One stop	L + 5.75%	(c)	7.70%	05/2026	2,852	2,820	0.6	2,852
Project Power Buyer, LLC#(5)	One stop	L + 5.75%		N/A(6)	05/2025	—	(1)	—	—
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.80%	01/2024	2,801	2,777	0.6	2,801
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.80%	01/2024	1,131	1,122	0.3	1,131
Property Brands, Inc.#	One stop	L + 6.00%	(a)	7.80%	01/2024	923	915	0.2	923
Property Brands, Inc.#	One stop	L + 6.00%	(a)	7.80%	01/2024	398	395	0.1	398
Property Brands, Inc.#	One stop	L + 6.00%	(a)	7.80%	01/2024	338	335	0.1	338
Property Brands, Inc.#	One stop	L + 6.00%	(a)	7.80%	01/2024	337	334	0.1	337
Property Brands, Inc.#	One stop	L + 6.00%	(a)	7.80%	01/2024	140	139	—	140
Property Brands, Inc.#(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	—
Property Brands, Inc.#(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(10)	—	—
PT Intermediate Holdings III, LLC	One stop	L + 5.50%	(c)	7.44%	10/2025	23,404	23,044	5.3	23,404
Qgenda Intermediate Holdings, LLC	One stop	L + 5.00%	(a)	6.80%	06/2025	5,128	5,081	1.1	5,077
Qgenda Intermediate Holdings, LLC	One stop	L + 5.00%	(a)	6.80%	06/2025	2,481	2,457	0.6	2,456
Qgenda Intermediate Holdings, LLC#(5)	One stop	L + 5.00%		N/A(6)	06/2025	—	(1)	—	(1)
Recordxtechnologies, LLC	One stop	L + 5.50%	(a)	7.29%	12/2025	18,841	18,606	4.2	18,652
Recordxtechnologies, LLC#(5)	One stop	L + 5.50%		N/A(6)	12/2025	—	(2)	—	(2)
Recordxtechnologies, LLC#(5)	One stop	L + 5.50%		N/A(6)	12/2025	—	(24)	—	(25)
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)	6.05%	12/2024	1,227	1,216	0.3	1,227
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
RegEd Aquireco, LLC#	Senior loan	L + 4.25%	(a)	6.01%	12/2024	$26	$25	—%	$26
RegEd Aquireco, LLC#(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(29)	—	—
Saba Software, Inc.	Senior loan	L + 4.50%	(a)	6.30%	05/2023	14,214	14,109	3.2	14,214
SnapLogic, Inc.(5)	One stop	L + 8.75%	(b)	5.11% cash/5.50% PIK	09/2024	3	(3)	—	3
SnapLogic, Inc.#	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	—
SnapLogic, Inc.#(5)	One stop	L + 3.25%		N/A(6)	09/2024	—	(6)	—	—
Sonatype, Inc.	One stop	L + 6.75%	(a)	8.51%	12/2025	12,912	12,784	2.9	12,783
Sonatype, Inc.#(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(3)	—	(2)
Telesoft Holdings, LLC (Calero Holdings)	One stop	L + 5.75%	(c)	7.69%	12/2025	21,275	20,799	4.7	21,062
Telesoft Holdings, LLC (Calero Holdings)#(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(5)	—	(2)
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	6.30%	12/2024	827	820	0.2	827
TI Intermediate Holdings, LLC#	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Transact Holdings, Inc.	Senior loan	L + 4.75%	(a)	6.55%	04/2026	763	753	0.2	761
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.05%	06/2021	13,762	13,731	3.1	13,762
Transaction Data Systems, Inc.#	One stop	L + 5.25%	(a)	7.05%	06/2021	15	15	—	15
Trintech, Inc.	One stop	L + 6.00%	(c)	7.93%	12/2023	2,109	2,091	0.5	2,109
Trintech, Inc.	One stop	L + 6.00%	(c)	7.93%	12/2023	1,049	1,040	0.2	1,049
Trintech, Inc.#	One stop	L + 6.00%	(c)	7.93%	12/2023	40	39	—	40
True Commerce, Inc.	One stop	L + 5.75%	(c)	7.69%	11/2023	1,308	1,297	0.3	1,308
True Commerce, Inc.#(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Upserve, Inc.	One stop	L + 6.50%	(a)	8.30%	07/2023	1,694	1,681	0.4	1,677
Upserve, Inc.#	One stop	L + 6.50%	(a)	8.30%	07/2023	565	562	0.1	560
Upserve, Inc.#	One stop	L + 6.50%		N/A(6)	07/2023	—	—	—	—
Vector CS Midco Limited & Cloudsense Ltd.#(7)(8)(9)	One stop	N/A		4.50% cash/3.55% PIK	05/2024	1,933	1,917	0.4	1,961
Vector CS Midco Limited & Cloudsense Ltd.#(5)(7)(8)(9)	One stop	L + 4.50%		N/A(6)	05/2024	—	(1)	—	—
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(c)	7.91%	12/2023	1,618	1,600	0.4	1,618
Velocity Technology Solutions, Inc.#(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Workforce Software, LLC	One stop	L + 6.50%	(c)	8.41%	07/2025	10,900	10,698	2.5	10,900
Workforce Software, LLC#(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(2)	—	—
						405,165	399,849	90.9	404,199
Electronics
Appriss Holdings, Inc.	One stop	L + 5.50%	(c)	7.44%	06/2026	8,628	8,472	1.9	8,628
Appriss Holdings, Inc.#(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(4)	—	—
Diligent Corporation#	One stop	L + 5.50%	(d)	7.56%	04/2022	7,667	7,596	1.7	7,667
Diligent Corporation#	One stop	L + 5.50%	(c)(d)(f)	7.42%	04/2022	3,710	3,676	0.8	3,710
Diligent Corporation#	One stop	L + 5.50%	(b)(c)	7.58%	04/2022	2,478	2,456	0.6	2,478
Diligent Corporation	One stop	L + 5.50%	(d)	7.56%	04/2022	1,938	1,925	0.4	1,938
Diligent Corporation#	One stop	L + 5.50%	(c)(d)(f)	7.42%	04/2022	954	946	0.2	954
Diligent Corporation#	One stop	L + 5.50%	(d)	7.48%	04/2022	721	710	0.2	721
Diligent Corporation#	One stop	L + 5.50%	(d)	7.56%	04/2022	274	273	0.1	274
Diligent Corporation#	One stop	L + 5.50%	(d)	7.56%	04/2022	97	95	—	97
Diligent Corporation#(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(24)	—	—
Episerver, Inc. (Goldcup 17308 AB)#(7)(8)	One stop	L + 6.00%	(a)	6.00%	10/2024	4,762	4,712	1.0	4,646
Episerver, Inc. (Goldcup 17308 AB)#	One stop	L + 5.75%	(a)	7.55%	10/2024	2,761	2,732	0.6	2,761
Episerver, Inc. (Goldcup 17308 AB)#(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	—
ES Acquisition, LLC	One stop	L + 5.50%	(c)	7.41%	11/2025	15,938	15,781	3.5	15,778

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics - (continued)
ES Acquisition, LLC#	One stop	L + 5.50%	(c)	7.41%	11/2025	$51	$49	—%	$49
ES Acquisition, LLC#(5)	One stop	L + 5.50%		N/A(6)	11/2025	—	(52)	—	(53)
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.25%	(a)	6.05%	11/2025	13,643	13,475	3.0	13,506
Red Dawn SEI Buyer, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(3)	—	(3)
Red Dawn SEI Buyer, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(24)	—	(24)
Silver Peak Systems, Inc.	One stop	L + 7.00%	(a)	8.74%	04/2024	1,461	1,443	0.3	1,476
Silver Peak Systems, Inc.#	One stop	L + 7.00%		N/A(6)	04/2024	—	—	—	1
Sovos Compliance Formerly Taxware, LLC	One stop	L + 4.75%	(a)	6.55%	04/2024	7,513	7,383	1.7	7,513
Sovos Compliance Formerly Taxware, LLC	Second lien	N/A		12.00% PIK	04/2025	3,491	3,419	0.8	3,491
Sovos Compliance Formerly Taxware, LLC#	One stop	L + 4.75%	(a)	6.55%	04/2024	735	729	0.2	735
Sovos Compliance Formerly Taxware, LLC#	Second lien	N/A		12.00% PIK	04/2025	527	516	0.1	527
Sovos Compliance Formerly Taxware, LLC#	One stop	L + 4.75%	(a)	6.55%	04/2024	328	316	0.1	328
Sovos Compliance Formerly Taxware, LLC#(5)	One stop	L + 4.75%		N/A(6)	04/2024	—	(2)	—	—
						77,677	76,593	17.2	77,198
Finance
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	6.44%	03/2026	6,428	6,372	1.4	6,428
Institutional Shareholder Services#	Senior loan	L + 4.50%	(c)	6.44%	03/2024	66	65	—	66
						6,494	6,437	1.4	6,494
Healthcare, Education and Childcare
Aspen Medical Products, LLC	One stop	L + 5.25%	(a)	6.99%	06/2025	977	969	0.2	977
Aspen Medical Products, LLC#	One stop	L + 5.25%		N/A(6)	06/2025	—	—	—	—
BIO18 Borrower, LLC	One stop	L + 5.25%	(a)	7.05%	11/2024	1,767	1,749	0.4	1,767
BIO18 Borrower, LLC#	One stop	L + 5.25%	(a)	7.05%	11/2024	1,643	1,622	0.4	1,643
BIO18 Borrower, LLC#	One stop	L + 5.25%	(a)	7.05%	11/2024	40	39	—	40
Blades Buyer, Inc.	Senior loan	L + 4.50%	(a)(c)	6.26%	08/2025	793	787	0.2	785
Blades Buyer, Inc.#	Senior loan	L + 4.50%		N/A(6)	08/2025	—	—	—	—
Blades Buyer, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	08/2025	—	(3)	—	(4)
CMI Parent Inc.	Senior loan	L + 4.25%	(a)	6.05%	08/2025	14,613	14,477	3.3	14,613
CMI Parent Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(1)	—	—
CRH Healthcare Purchaser, Inc.	Senior loan	L + 4.50%	(a)	6.30%	12/2024	2,540	2,519	0.6	2,540
CRH Healthcare Purchaser, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
CRH Healthcare Purchaser, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(14)	—	—
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.05%	06/2023	742	734	0.2	683
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.05%	06/2023	650	643	0.1	598
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.05%	06/2023	610	603	0.1	561
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.05%	06/2023	581	575	0.1	535
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.05%	06/2023	557	551	0.1	513
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.05%	06/2023	100	99	—	92
Elite Dental Partners LLC#(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(28)	—	—
ERG Buyer, LLC	One stop	L + 5.50%	(c)	7.44%	05/2024	2,307	2,282	0.5	2,192
ERG Buyer, LLC#	One stop	P + 4.50%	(f)	9.25%	05/2024	70	68	—	63
ERG Buyer, LLC#(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(42)	—	—
eSolutions, Inc.	One stop	L + 6.50%	(a)	8.30%	03/2022	22,816	22,634	5.1	22,816
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.16%	05/2023	1,490	1,387	0.3	1,460
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.19%	05/2023	1,122	1,118	0.3	1,099

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Krueger-Gilbert Health Physics, LLC#	Senior loan	L + 4.75%	(c)	6.69%	05/2025	$480	$475	0.1%	$480
Krueger-Gilbert Health Physics, LLC#	Senior loan	L + 4.75%	(b)	6.59%	05/2025	180	169	—	180
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 4.75%	(c)	6.69%	05/2025	129	128	—	129
Krueger-Gilbert Health Physics, LLC#	Senior loan	L + 4.75%		N/A(6)	05/2025	—	—	—	—
MD Now Holdings, Inc.	One stop	L + 5.00%	(c)	6.94%	08/2024	2,920	2,898	0.7	2,920
MD Now Holdings, Inc.#(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MD Now Holdings, Inc.#(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(6)	—	—
ONsite Mammography, LLC#	One stop	L + 6.75%	(a)	8.55%	11/2023	441	436	0.1	441
ONsite Mammography, LLC#	One stop	L + 6.75%	(a)	8.55%	11/2023	152	151	—	152
ONsite Mammography, LLC#	One stop	L + 6.75%	(a)	8.55%	11/2023	50	50	—	50
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.66%	10/2023	1,297	1,285	0.3	1,258
Summit Behavioral Healthcare, LLC#	Senior loan	L + 4.75%	(c)	6.66%	10/2023	140	139	—	136
Summit Behavioral Healthcare, LLC#	Senior loan	L + 4.75%	(c)	6.66%	10/2023	64	63	—	64
						59,271	58,554	13.1	58,783
Hotels, Motels, Inns, and Gaming
Davidson Hotel Company, LLC	One stop	L + 5.25%	(a)	6.96%	07/2024	2,111	2,092	0.5	2,111
Davidson Hotel Company, LLC#	One stop	L + 5.25%	(a)	6.96%	07/2024	423	423	0.1	423
Davidson Hotel Company, LLC#	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	—
Davidson Hotel Company, LLC#(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(5)	—	—
						2,534	2,510	0.6	2,534
Insurance
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	7.67%	08/2025	366	361	0.1	366
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.75%	(c)	7.79%	08/2025	222	220	0.1	222
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.75%		N/A(6)	08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC#(5)	Senior loan	L + 5.75%		N/A(6)	08/2025	—	(1)	—	—
J.S. Held Holdings, LLC	One stop	L + 6.00%	(c)	7.94%	07/2025	17,575	17,175	3.9	17,575
J.S. Held Holdings, LLC#	One stop	P + 5.00%	(f)	9.75%	07/2025	36	31	—	36
J.S. Held Holdings, LLC#(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(18)	—	—
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%	(a)	6.30%	12/2024	813	806	0.2	813
Orchid Underwriters Agency, LLC#	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(3)	—	—
RSC Acquisition, Inc.	One stop	L + 5.50%	(b)(c)	7.41%	10/2026	8,409	8,245	1.9	8,240
RSC Acquisition, Inc.#	One stop	L + 5.50%	(c)	7.44%	10/2026	578	517	0.1	515
RSC Acquisition, Inc.#(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(1)	—	(1)
						27,999	27,332	6.3	27,766
Leisure, Amusement, Motion Pictures, Entertainment
CR Fitness Holdings, LLC	Senior loan	L + 4.00%	(b)	5.85%	07/2025	318	315	0.1	318
CR Fitness Holdings, LLC#	Senior loan	L + 4.00%	(b)	5.85%	07/2025	26	23	—	26
CR Fitness Holdings, LLC#	Senior loan	L + 4.00%	(b)(c)	5.97%	07/2025	9	8	—	9
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	6.69%	01/2025	1,751	1,736	0.4	1,751
EOS Fitness Opco Holdings, LLC#	One stop	L + 4.75%	(c)	6.69%	01/2025	272	266	0.1	272
EOS Fitness Opco Holdings, LLC#	One stop	P + 3.75%	(f)	8.50%	01/2025	6	5	—	6
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	7.19%	07/2025	13,389	13,312	3.0	13,389
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	7.14%	07/2025	3,654	3,612	0.8	3,654
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	7.17%	07/2025	1,658	1,647	0.4	1,658
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	7.18%	07/2025	100	99	—	100

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure, Amusement, Motion Pictures, Entertainment - (continued)
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	6.55%	05/2024	$1,989	$1,960	0.5%	$1,989
Sunshine Sub, LLC#	One stop	L + 4.75%	(a)	6.55%	05/2024	1,947	1,919	0.4	1,947
Sunshine Sub, LLC#(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Titan Fitness, LLC	One stop	L + 4.75%	(a)	6.44%	02/2025	6,706	6,649	1.5	6,706
Titan Fitness, LLC#	One stop	P + 3.75%	(f)	8.50%	02/2025	30	28	—	30
Titan Fitness, LLC#(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(12)	—	—
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.30%	09/2024	1,430	1,419	0.3	1,430
WBZ Investment LLC#	One stop	L + 5.50%	(a)(f)	7.30%	09/2024	434	428	0.1	434
WBZ Investment LLC#	One stop	L + 5.50%	(a)	7.30%	09/2024	330	327	0.1	330
WBZ Investment LLC#	One stop	L + 5.50%	(a)	7.24%	09/2024	40	40	—	40
						34,089	33,780	7.7	34,089
Oil and Gas
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%	(a)	6.05%	07/2025	9,112	9,020	2.0	9,112
Drilling Info Holdings, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(1)	—	—
Drilling Info Holdings, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(6)	—	—
						9,112	9,013	2.0	9,112
Personal and Non Durable Consumer Products (Mfg. Only)
WU Holdco, Inc.	One stop	L + 5.50%	(c)	7.44%	03/2026	933	925	0.2	933
WU Holdco, Inc.#	One stop	L + 5.50%	(c)	7.44%	03/2026	24	24	—	24
WU Holdco, Inc.#	One stop	L + 5.50%		N/A(6)	03/2025	—	—	—	—
						957	949	0.2	957
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)(c)	7.04%	07/2026	4,599	4,555	1.0	4,599
Blue River Pet Care, LLC#	One stop	L + 5.00%	(a)(c)	6.89%	08/2025	174	172	—	174
Blue River Pet Care, LLC#(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(49)	—	—
Captain D's, LLC	Senior loan	L + 4.50%	(c)	6.44%	12/2023	1,238	1,226	0.3	1,238
Captain D's, LLC#	Senior loan	P + 3.50%	(b)(f)	7.45%	12/2023	56	55	—	56
Clarkson Eyecare LLC	One stop	L + 6.25%	(a)	8.05%	04/2021	6,632	6,589	1.5	6,632
Clarkson Eyecare LLC#	One stop	L + 6.25%	(a)	8.02%	04/2021	6,096	6,042	1.4	6,096
Clarkson Eyecare LLC#	One stop	L + 6.25%	(a)	8.05%	04/2021	3,619	3,600	0.8	3,619
Clarkson Eyecare LLC#	One stop	L + 6.25%	(a)	8.05%	04/2021	3,152	3,136	0.7	3,152
Clarkson Eyecare LLC#	One stop	L + 6.25%	(a)	8.05%	04/2021	3,113	3,096	0.7	3,113
Clarkson Eyecare LLC	One stop	L + 6.25%	(a)	8.05%	04/2021	2,053	2,021	0.5	2,053
Encorevet Group LLC#(5)	Senior loan	L + 5.00%		N/A(6)	11/2024	—	—	—	(1)
Encorevet Group LLC#(5)	Senior loan	L + 5.00%		N/A(6)	11/2024	—	(79)	—	(81)
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)	7.09%	08/2023	1,530	1,515	0.3	1,530
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)	7.10%	08/2023	1,456	1,437	0.3	1,456
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)(c)	7.12%	08/2023	881	863	0.2	881
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)	7.10%	08/2023	751	743	0.2	751
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)	7.09%	08/2023	489	484	0.1	489
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)	7.10%	08/2023	445	441	0.1	445
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)	7.09%	08/2023	148	147	—	148
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)(c)	7.10%	08/2023	25	25	—	25
Midwest Veterinary Partners, LLC	One stop	L + 4.75%	(a)	6.55%	07/2025	249	246	0.1	249
Midwest Veterinary Partners, LLC#	One stop	L + 4.75%	(a)	6.55%	07/2025	78	76	—	78
Midwest Veterinary Partners, LLC#(5)	One stop	L + 4.75%		N/A(6)	07/2025	—	(37)	—	—

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
PPV Intermediate Holdings II, LLC#	One stop	L + 5.00%	(c)	7.61%	05/2020	$1,227	$1,221	0.3%	$1,227
PPV Intermediate Holdings II, LLC#	One stop	N/A		7.90% PIK	05/2023	8	8	—	8
PPV Intermediate Holdings II, LLC#	One stop	L + 5.00%		N/A(6)	05/2023	—	—	—	—
Ruby Slipper Cafe LLC, The#	One stop	L + 7.50%	(c)	9.44%	01/2023	276	273	0.1	276
Ruby Slipper Cafe LLC, The#	One stop	L + 7.50%	(c)	9.44%	01/2023	59	58	—	59
Ruby Slipper Cafe LLC, The#	One stop	L + 7.50%	(c)	9.44%	01/2023	5	5	—	5
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	6.05%	04/2025	17,053	16,904	3.8	17,053
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.25%	(a)	6.05%	04/2025	1,241	1,185	0.3	1,241
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.25%	(a)	6.05%	04/2025	624	619	0.1	624
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.25%	(a)	6.05%	04/2025	65	61	—	65
						57,342	56,638	12.8	57,260
Printing and Publishing
Messenger, LLC	One stop	L + 6.00%	(a)(f)	7.79%	08/2023	2,046	2,031	0.5	2,046
Messenger, LLC#	One stop	P + 5.00%	(f)	9.75%	08/2023	18	18	—	18
Messenger, LLC#(5)	One stop	L + 6.00%		N/A(6)	08/2023	—	(1)	—	—
						2,064	2,048	0.5	2,064
Retail Stores
2nd Ave. LLC	One stop	L + 5.50%	(a)	7.30%	09/2025	1,391	1,377	0.3	1,391
2nd Ave. LLC#	One stop	L + 5.50%		N/A(6)	09/2025	—	—	—	—
Jet Equipment & Tools Ltd.#(7)(8)(10)	One stop	L + 5.75%	(a)	7.81%	11/2024	4,289	4,246	1.0	4,320
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.75%	(a)	7.55%	11/2024	3,381	3,352	0.8	3,381
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.75%	(a)	7.55%	11/2024	1,039	1,030	0.2	1,039
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.75%	(a)	7.55%	11/2024	400	396	0.1	400
Jet Equipment & Tools Ltd.#(5)(7)(8)(10)	One stop	L + 5.75%		N/A(6)	11/2024	—	(1)	—	—
Pet Supplies Plus, LLC	Senior loan	L + 4.50%	(a)	6.24%	12/2024	3,333	3,305	0.8	3,333
Pet Supplies Plus, LLC#(5)	Senior loan	L + 4.50%		N/A(6)	12/2023	—	(1)	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(c)	7.19%	10/2024	932	924	0.2	932
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.25%	(c)	7.19%	10/2024	675	670	0.2	675
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.25%		N/A(6)	10/2024	—	—	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC#(5)	One stop	L + 5.25%		N/A(6)	10/2024	—	(7)	—	—
Vermont Aus Pty Ltd#(7)(8)(11)	One stop	L + 5.75%	(j)	6.72%	12/2024	439	432	0.1	445
Vermont Aus Pty Ltd#(7)(8)(11)	One stop	L + 5.75%	(j)	6.72%	12/2024	16	14	—	17
						15,895	15,737	3.7	15,933
Total debt investments						$792,116	$781,826	177.1%	$789,595

Equity Investments(14)(15)
Automobile
Grease Monkey International, LLC#	LLC units	N/A		N/A	N/A	73	$73	0.1%	$203
Quick Quack Car Wash Holdings, LLC#	LLC units	N/A		N/A	N/A	—	93	—	84
							166	0.1	287
Beverage, Food and Tobacco
Mendocino Farms, LLC#	Common stock	N/A		N/A	N/A	59	257	0.1	287
SSRG Holdings, LLC#	LLC units	N/A		N/A	N/A	40	399	0.1	399
Wood Fired Holding Corp.#	LLC units	N/A		N/A	N/A	103	103	—	103

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index (1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Wood Fired Holding Corp.#	LLC units	N/A	N/A	N/A	103	$—	—%	$—
						759	0.2	789
Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC#	LLC units	N/A	N/A	N/A	—	34	—	20

Diversified/Conglomerate Service
Astute Holdings, Inc.#	LP interest	N/A	N/A	N/A	—	83	—	108
Calabrio, Inc.#	Common stock	N/A	N/A	N/A	58	444	0.1	487
Caliper Software, Inc.#	Preferred stock	N/A	N/A	N/A	1	596	0.2	709
Caliper Software, Inc.#	Common stock	N/A	N/A	N/A	53	53	—	88
Caliper Software, Inc.#	Preferred stock	N/A	N/A	N/A	—	8	—	10
Centrify Corporation#	LP interest	N/A	N/A	N/A	—	170	—	84
Centrify Corporation#	LP interest	N/A	N/A	N/A	60	—	—	—
Cloudbees, Inc.#	Preferred stock	N/A	N/A	N/A	15	93	—	90
Cloudbees, Inc.#	Warrant	N/A	N/A	N/A	19	27	—	59
Confluence Technologies, Inc.#	LLC interest	N/A	N/A	N/A	—	53	—	80
Connexin Software, Inc.#	LLC interest	N/A	N/A	N/A	26	26	—	37
Convercent, Inc.#	Warrant	N/A	N/A	N/A	82	16	—	16
Digital Guardian, Inc.#	Preferred stock	N/A	N/A	N/A	72	87	—	67
Digital Guardian, Inc.#	Warrant	N/A	N/A	N/A	25	43	—	44
Digital Guardian, Inc.#	Preferred stock	N/A	N/A	N/A	15	27	—	27
Digital Guardian, Inc.#	Preferred stock	N/A	N/A	N/A	14	25	—	29
Digital Guardian, Inc.#	Warrant	N/A	N/A	N/A	3	4	—	8
GS Acquisitionco, Inc.#	LP interest	N/A	N/A	N/A	—	44	—	81
HSI Halo Acquisition, Inc.#	Preferred stock	N/A	N/A	N/A	—	69	—	71
HSI Halo Acquisition, Inc.#	Preferred stock	N/A	N/A	N/A	—	—	—	—
Internet Truckstop Group LLC#	LP interest	N/A	N/A	N/A	146	146	0.1	162
MetricStream, Inc.#	Warrant	N/A	N/A	N/A	44	67	—	56
Namely, Inc.#	Warrant	N/A	N/A	N/A	8	14	—	20
Net Health Acquisition Corp.#	LP interest	N/A	N/A	N/A	—	126	—	134
Nexus Brands Group, Inc.#	LP interest	N/A	N/A	N/A	—	49	—	52
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH#	Warrant	N/A	N/A	N/A	2	6	—	6
Personify, Inc.#	LLC units	N/A	N/A	N/A	145	145	0.1	213
Pride Midco, Inc.#	Preferred stock	N/A	N/A	N/A	1	556	0.2	647
Property Brands, Inc.#	LLC units	N/A	N/A	N/A	11	106	0.1	187
RegEd Aquireco, LLC#	LP interest	N/A	N/A	N/A	—	70	—	71
RegEd Aquireco, LLC#	LP interest	N/A	N/A	N/A	1	—	—	—
SnapLogic, Inc.#	Preferred stock	N/A	N/A	N/A	43	108	—	108
SnapLogic, Inc.#	Warrant	N/A	N/A	N/A	16	6	—	6
Telesoft Holdings, LLC (Calero Holdings)#	LP interest	N/A	N/A	N/A	131	131	—	131
						3,398	0.8	3,888
Electronics
Appriss Holdings, Inc.#	Preferred stock	N/A	N/A	N/A	—	52	—	62
Episerver, Inc. (Goldcup 17308 AB)#	Common stock	N/A	N/A	N/A	17	173	0.1	181
ES Acquisition, LLC#	LP interest	N/A	N/A	N/A	—	289	0.1	304
Red Dawn SEI Buyer, Inc.#	LP interest	N/A	N/A	N/A	219	219	0.1	219
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

	Investment Type	Spread Above Index (1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics - (continued)
Silver Peak Systems, Inc.#	Warrant	N/A	N/A	N/A	17	$6	—%	$8
						739	0.3	774
Healthcare, Education and Childcare
Aspen Medical Products, LLC#	Common stock	N/A	N/A	N/A	—	17	—	18
BIO18 Borrower, LLC#(14)	LLC units	N/A	N/A	N/A	141	246	0.1	318
CMI Parent Inc.#	LLC units	N/A	N/A	N/A	—	492	0.1	492
CMI Parent Inc.#	LLC units	N/A	N/A	N/A	5	5	—	5
CRH Healthcare Purchaser, Inc.#	LP interest	N/A	N/A	N/A	102	102	—	121
Elite Dental Partners LLC#	Common stock	N/A	N/A	N/A	—	161	—	91
ERG Buyer, LLC#	LLC units	N/A	N/A	N/A	—	165	—	63
ERG Buyer, LLC#	LLC units	N/A	N/A	N/A	2	2	—	—
Krueger-Gilbert Health Physics, LLC#	LLC interest	N/A	N/A	N/A	46	46	—	53
MD Now Holdings, Inc.#	LLC units	N/A	N/A	N/A	3	33	—	35
Summit Behavioral Healthcare, LLC#	LLC interest	N/A	N/A	N/A	—	14	—	3
Summit Behavioral Healthcare, LLC#	LLC interest	N/A	N/A	N/A	—	—	—	—
						1,283	0.2	1,199
Insurance
Orchid Underwriters Agency, LLC#	LP interest	N/A	N/A	N/A	18	18	—	23
Leisure, Amusement, Motion Pictures, Entertainment
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	15	24	—	28
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	10	16	—	19
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	9	13	—	16
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	8	12	—	14
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	3	5	—	6
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	—	—	—	1
						70	—	84
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC#	LLC units	N/A	N/A	N/A	—	207	0.1	207
Captain D's, LLC#	LLC interest	N/A	N/A	N/A	15	15	—	14
Midwest Veterinary Partners, LLC#	LLC units	N/A	N/A	N/A	—	13	—	13
Midwest Veterinary Partners, LLC#	LLC units	N/A	N/A	N/A	3	—	—	—
PPV Intermediate Holdings II, LLC#	LLC interest	N/A	N/A	N/A	77	77	—	84
Ruby Slipper Cafe LLC, The#	LLC units	N/A	N/A	N/A	6	61	—	76
						373	0.1	394
Retail Stores
2nd Ave. LLC#	LP interest	N/A	N/A	N/A	157	157	—	157
Jet Equipment & Tools Ltd.#(7)(8)(10)	LLC units	N/A	N/A	N/A	—	173	0.1	281
Pet Supplies Plus, LLC#	LLC units	N/A	N/A	N/A	34	34	—	50
Sola Franchise, LLC and Sola Salon Studios, LLC#	LLC units	N/A	N/A	N/A	1	88	—	126
Sola Franchise, LLC and Sola Salon Studios, LLC#	LLC units	N/A	N/A	N/A	—	18	—	26
						470	0.1	640

Total equity investments						$7,310	1.8%	$8,098

Total investments					$792,116	$789,136	178.9%	$797,693

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

Investment Type	Spread Above Index (1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)		1.52% (16)			$2,555	0.6%	$2,555
Total money market funds					$2,555	0.6%	$2,555

Total investments and money market funds					$791,691	179.5%	$800,248

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2019
(In thousands)

#	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 8).

(1)
The majority of the investments bear interest at a rate that is permitted to be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars or U.K. pound sterling (‘‘GBP’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’) or Prime (‘‘P’’) and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of December 31, 2019. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of December 31, 2019, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2019, as the loan may have priced or repriced based on an index rate prior to December 31, 2019.

(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 1.76% as of December 31, 2019.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 1.83% as of December 31, 2019.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 1.91% as of December 31, 2019.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 1.91% as of December 31, 2019.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 2.00% as of December 31, 2019.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 4.75% as of December 31, 2019.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.38% as of December 31, 2019.
(h) Denotes that all or a portion of the loan was indexed to the 30-day GBP LIBOR, which was 0.70% as of December 31, 2019.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.79% as of December 31, 2019.
(j) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.97% as of December 31, 2019.

(2)	For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2019.

(3)	The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.

(4)	The fair value of the investment was valued using significant unobservable inputs. See Note 7. Fair Value Measurements.

(5)
The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(6)	The entire commitment was unfunded as of December 31, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.

(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2019, total non-qualifying assets at fair value represented 3.9% of the Company’s assets calculated in accordance with the 1940 Act.

(8)
Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation.

(9)	The headquarters of this portfolio company is located in the United Kingdom.

(10)	The headquarters of this portfolio company is located in Canada.

(11)	The headquarters of this portfolio company is located in Australia.

(12)	The headquarters of this portfolio company is located in Luxembourg.

(13)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing (‘‘ASC Topic 860’’), and therefore, the asset remains in the Consolidated Schedule of Investments. See Note 8. Borrowings.

(14)	Equity investments are non-income producing securities unless otherwise noted.

(15)	Ownership of certain equity investments occurs through a holding company or partnership.

(16)	The rate shown is the annualized seven-day yield as of December 31, 2019.

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
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
CRH Healthcare Purchaser, Inc.#	LP interest	N/A	N/A	N/A	$102	$102	—%	$115
Elite Dental Partners LLC#	Common stock	N/A	N/A	N/A	—	161	0.1	136
ERG Buyer, LLC#	LLC units	N/A	N/A	N/A	—	165	—	104
ERG Buyer, LLC#	LLC units	N/A	N/A	N/A	2	2	—	—
Krueger-Gilbert Health Physics, LLC#	LLC interest	N/A	N/A	N/A	40	40	—	46
MD Now Holdings, Inc.#	LLC units	N/A	N/A	N/A	3	33	—	35
Summit Behavioral Healthcare, LLC#(14)	LLC interest	N/A	N/A	N/A	—	14	—	5
Summit Behavioral Healthcare, LLC#	LLC interest	N/A	N/A	N/A	—	—	—	—
						1,277	0.3	1,259
Insurance
Orchid Underwriters Agency, LLC#	LP interest	N/A	N/A	N/A	18	18	—	23

Leisure, Amusement, Motion Pictures, Entertainment
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	15	24	—	28
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	10	16	—	19
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	9	13	—	15
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	8	12	—	13
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	3	5	—	6
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	—	—	—	1
						70	—	82
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC#	LLC units	N/A	N/A	N/A	—	207	0.1	207
Captain D's, LLC#	LLC interest	N/A	N/A	N/A	15	15	—	13
Midwest Veterinary Partners, LLC#	LLC units	N/A	N/A	N/A	—	13	—	13
Midwest Veterinary Partners, LLC#	LLC units	N/A	N/A	N/A	3	—	—	—
PPV Intermediate Holdings II, LLC#	LLC interest	N/A	N/A	N/A	72	72	—	69
Ruby Slipper Cafe LLC, The#	LLC units	N/A	N/A	N/A	6	61	—	79
						368	0.1	381
Retail Stores
2nd Ave. LLC#	LP interest	N/A	N/A	N/A	157	157	0.1	157
Jet Equipment & Tools Ltd.#(7)(8)(10)	LLC units	N/A	N/A	N/A	—	173	0.1	263
Pet Supplies Plus, LLC#	LLC units	N/A	N/A	N/A	34	34	—	49
Sola Franchise, LLC and Sola Salon Studios, LLC#	LLC units	N/A	N/A	N/A	1	88	0.1	129
Sola Franchise, LLC and Sola Salon Studios, LLC#	LLC units	N/A	N/A	N/A	—	18	—	26
						470	0.3	624

Total equity investments						$6,115	2.0%	$6,794

Total investments					$612,883	$611,003	179.7%	$616,989

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			1.81% (15)			$2,925	0.9%	$2,925
Total money market funds						$2,925	0.9%	$2,925

Total investments and money market funds						$613,928	180.6%	$619,914

#	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 8).

(1)
The majority of the investments bear interest at a rate that is permitted to be determined by reference to the LIBOR (‘‘L’’) denominated in U.S. dollars or GBP, EURIBOR (‘‘E’’ ) or Prime (‘‘P’’) and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR or Prime and the weighted average current interest rate in effect as of September 30, 2019. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 30, 2019, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2019, as the loan may have priced or repriced based on an index rate prior to September 30, 2019.

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

(7)
The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2019, total non-qualifying assets at fair value represented 3.9% of the Company’s assets calculated in accordance with the 1940 Act.

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

(12)
The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing (‘‘ASC Topic 860’’), and therefore, the asset remains in the Consolidated Schedule of Investments. See Note 8. Borrowings.

(13)	Equity investments are non-income producing securities unless otherwise noted.

(14)	Ownership of certain equity investments occurs through a holding company or partnership.

(15)	The rate shown is the annualized seven-day yield as of September 30, 2019.

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 1.    Organization

Golub Capital BDC 3, Inc. (“GBDC 3” and, collectively with its subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that was formed on August 1, 2017 and elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on September 29, 2017. On October 2, 2017, the date of the commencement of operations, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) to sell shares of GBDC 3's common stock in private placements. In addition, for U.S. federal income tax purposes, GBDC 3 has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s investment strategy is to invest primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. The Company also selectively invests in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, primarily U.S. middle-market companies. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

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

In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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
Notes to Consolidated Financial Statements (unaudited)
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

Use of estimates: The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation: As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly owned subsidiaries, GBDC 3 Holdings LLC (“GBDC 3 Holdings”), GBDC 3 Funding LLC (“GBDC 3 Funding”) and GBDC 3 Funding II LLC (“GBDC 3 Funding II”), in its consolidated financial statements.

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

Cash and cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

translation of assets other than investments and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Foreign security and currency transactions involve certain considerations and risks not typically associated with investing in U.S. companies. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

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

The primary risks associated with forward currency contracts include failure of the counterparty to meet the terms of the contract and the value of the foreign currency changing unfavorably. These risks can exceed the amounts reflected in the Consolidated Statements of Financial Condition.

Refer to Note 6 for more information regarding the forward currency contracts.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2019 and 2018, interest income included $700 and $226, respectively, of accretion of discounts. For the three months ended December 31, 2019 and 2018, the Company received loan origination fees of $2,995 and $1,335, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2019 and 2018, the Company recorded PIK income of $238 and $17, respectively, and received PIK payments in cash of $28 and $0, respectively.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three months ended December 31, 2019 and 2018, fee income included $32 and $61, respectively, of prepayment premiums, which fees are non-recurring.

For the three months ended December 31, 2019 and 2018, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $13,774 and $3,993, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three months ended December 31, 2019 and 2018, the Company recorded dividend income of $2 and $0, respectively, and return of capital distributions of $0 and $0, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans is recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of each of December 31, 2019 and September 30, 2019, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2019 and 2018, the Company did not incur U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

December 31, 2019. The Company's tax return for the 2018 tax year remains subject to examination by U.S. federal and most state tax authorities.

Distributions: Distributions to common stockholders are recorded on the record date. Subject to the discretion of and as determined by the Board, the Company intends to authorize and declare ordinary cash distributions based on a formula approved by the Board on a quarterly basis. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company can retain such capital gains for investment in its discretion.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2019 and September 30, 2019, the Company had deferred debt issuance costs of $1,610 and $1,770, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three months ended December 31, 2019 and 2018 was $205 and $170, respectively.

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

As of December 31, 2019 and September 30, 2019, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2019		As of September 30, 2019
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$577,558	$431,847	$527,509	$334,916
Total	$577,558	$431,847	$527,509	$334,916

As of December 31, 2019 and September 30, 2019, the ratio of total contributed capital to total capital subscriptions was 74.8% and 63.5%, respectively, and the Company had uncalled capital commitments of $145,711 and $192,593, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the shares of GBDC 3 common stock issued and outstanding for the three months ended December 31, 2019 and 2018:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares outstanding, September 30, 2018		5,815,002.633	$15.00	$87,225
Issuance of shares	10/15/18	659,020.644	15.00	9,885
Issuance of shares	10/26/18	988,531.000	15.00	14,828
Issuance of shares	11/26/18	988,531.000	15.00	14,828
Issuance of shares	12/17/18	2,306,572.356	15.00	34,599
Shares issued for capital drawdowns		4,942,655.000	$15.00	$74,140
Issuance of shares (1)	11/27/18	49,178.285	15.00	738
Issuance of shares (1)	12/28/18	53,153.132	15.00	797
Shares issued through DRIP		102,331.417	$15.00	$1,535
Shares outstanding as of December 31, 2018		10,859,989.050	$15.00	$162,900

Shares outstanding, September 30, 2019		22,894,689.911	$15.00	$343,420
Issuance of shares	10/14/19	1,900,611.630	15.00	28,509
Issuance of shares	11/18/19	1,900,611.628	15.00	28,509
Issuance of shares	12/19/19	2,660,856.371	15.00	39,913
Shares issued for capital drawdowns		6,462,079.629	$15.00	$96,931
Issuance of shares (1)	11/26/19	185,724.541	15.00	2,786
Issuance of shares (1)	12/27/19	173,246.102	15.00	2,599
Shares issued through DRIP		358,970.643	$15.00	$5,385
Shares outstanding, December 31, 2019		29,715,740.183	$15.00	$445,736

(1)	Shares issued through the DRIP.

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

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents and foreign currencies but including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

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

For the three months ended December 31, 2019 and 2018, the base management fees incurred by the Company were $2,397 and $646, respectively, and the base management fees irrevocably waived by the Investment Adviser were $654 and $176, respectively.

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

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee is calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value, and an Income Incentive Fee will be paid even if the Company has incurred a loss in such a period due to realized and/or unrealized capital losses unless the payment of such Income Incentive Fee would cause the Company to pay Income Incentive Fees and Capital Gain Incentive Fees on a cumulative basis that exceed the Incentive Fee Cap described below.

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before considering any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed ‘‘hurdle rate’’ of 1.5% quarterly. If market interest rates rise, it is possible that the Company will be able to invest funds in debt instruments that provide for a higher return, which would increase the Company’s Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Income Incentive Fee. Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of the Company’s total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds securitization-

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) used to calculate the base management fee.

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

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the three months ended December 31, 2019 and 2018, the Income Incentive Fee incurred was $1,478 and $406, respectively.

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

For the three months ended December 31, 2019 and 2018, the Income Incentive Fee irrevocably waived by the Investment Adviser was $161 and $18, respectively.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

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

The Capital Gain Incentive Fee is calculated on a cumulative basis from September 29, 2017 through the end of each calendar year or termination of the Investment Advisory Agreement. For periods ending on or prior to the date of the closing of a Liquidity Event, the Investment Adviser has agreed to irrevocably waive that portion of the Capital Gain Incentive Fee, calculated as described above, in excess of 15.0% of the Capital Gain Incentive Fee Base, provided that any amounts so waived shall be deemed paid to the Investment Adviser for purposes of determining the Capital Gain Incentive Fee payable after the closing of a public offering or listing. For the three months ended December 31, 2019 and 2018, the accrual of the Capital Gain Incentive Fee waiver was $136 and $37, respectively.

In accordance with GAAP, the Company is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three months ended December 31, 2019 and 2018, the Capital Gain Incentive Fee incurred was $544 and $148, respectively.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of December 31, 2019 and September 30, 2019.

As of December 31, 2019 and September 30, 2019, included in management and incentive fees payable on the Consolidated Statements of Financial Condition was $1,070 and $663, respectively, for accruals for the capital gain incentive fee (net of waiver) under GAAP, none of which was payable pursuant to the Investment Advisory Agreement.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the three months ended December 31, 2019 and 2018, the Company deposited $409 and $95, respectively, into the Escrow Account.

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

As of December 31, 2019 and September 30, 2019, included in accounts payable and accrued expenses is $275 and $219, respectively, for accrued allocated shared services under the Administration Agreement.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2019 and 2018 were $173 and $140, respectively. As of December 31, 2019 and September 30, 2019, included in accounts payable and accrued expenses were $211 and $173 for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. On October 1, 2018, GCOP LLC, entered into a Subscription Agreement for an aggregate commitment of $10,000. As of December 31, 2019, the Company has issued 464,366.891 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $6,966.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of December 31, 2019, the Company has issued 1,668,333.332 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $25,025.

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

Note 5.    Investments

Investments as of December 31, 2019 and September 30, 2019 consisted of the following:

	As of December 31, 2019			As of September 30, 2019
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$111,289	$109,949	$110,771	$97,133	$95,943	$96,765
One stop	676,772	667,907	674,769	511,850	505,134	509,530
Second lien	4,018	3,935	4,018	3,898	3,811	3,898
Subordinated debt	37	35	37	2	—	2
Equity	N/A	7,310	8,098	N/A	6,115	6,794
Total	$792,116	$789,136	$797,693	$612,883	$611,003	$616,989

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of December 31, 2019		As of September 30, 2019
Amortized Cost:
United States
Mid-Atlantic	$194,247	24.6%	$144,732	23.7%
Midwest	206,931	26.2	158,842	26.0
Northeast	41,619	5.3	24,902	4.1
Southeast	139,693	17.7	117,930	19.3
Southwest	78,538	10.0	63,330	10.4
West	105,220	13.3	86,421	14.1
Canada	12,883	1.6	12,511	2.0
United Kingdom	1,916	0.2	1,897	0.3
Australia	446	0.1	438	0.1
Luxembourg	7,643	1.0	—	—
Total	$789,136	100.0%	$611,003	100.0%
Fair Value:
United States
Mid-Atlantic	$196,593	24.6%	$146,386	23.7%
Midwest	208,618	26.2	159,689	25.9
Northeast	42,414	5.3	25,284	4.1
Southeast	141,115	17.7	118,977	19.3
Southwest	79,479	10.0	64,246	10.4
West	106,222	13.3	87,448	14.1
Canada	13,186	1.6	12,719	2.1
United Kingdom	1,961	0.2	1,802	0.3
Australia	462	0.1	438	0.1
Luxembourg	7,643	1.0	—	—
Total	$797,693	100.0%	$616,989	100.0%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2019 and September 30, 2019 were as follows:

	As of December 31, 2019		As of September 30, 2019
Amortized Cost:
Automobile	$8,947	1.1%	$8,564	1.4%
Beverage, Food and Tobacco	36,088	4.6	28,918	4.7
Buildings and Real Estate	27,822	3.5	24,685	4.0
Chemicals, Plastics and Rubber	2,910	0.4	2,895	0.5
Containers, Packaging and Glass	3,397	0.4	—	—
Diversified/Conglomerate Manufacturing	14,181	1.8	11,407	1.9
Diversified/Conglomerate Service	403,247	51.1	285,736	46.8
Electronics	77,332	9.8	46,395	7.6
Finance	6,437	0.8	6,441	1.1
Healthcare, Education and Childcare	59,837	7.6	58,357	9.5
Hotels, Motels, Inns, and Gaming	2,510	0.3	2,091	0.3
Insurance	27,350	3.5	26,073	4.3
Leisure, Amusement, Motion Pictures, Entertainment	33,850	4.3	31,706	5.2
Oil and Gas	9,013	1.1	8,677	1.4
Personal and Non Durable Consumer Products (Mfg. Only)	949	0.1	951	0.2
Personal, Food and Miscellaneous Services	57,011	7.2	50,224	8.2
Printing and Publishing	2,048	0.3	2,052	0.3
Retail Stores	16,207	2.1	15,831	2.6
Total	$789,136	100.0%	$611,003	100.0%

	As of December 31, 2019		As of September 30, 2019
Fair Value:
Automobile	$9,180	1.1%	$8,714	1.4%
Beverage, Food and Tobacco	36,471	4.6	29,102	4.7
Buildings and Real Estate	28,049	3.5	24,893	4.0
Chemicals, Plastics and Rubber	2,926	0.4	2,916	0.5
Containers, Packaging and Glass	3,396	0.4	—	—
Diversified/Conglomerate Manufacturing	14,280	1.8	11,624	1.9
Diversified/Conglomerate Service	408,087	51.2	288,996	46.9
Electronics	77,972	9.8	46,896	7.6
Finance	6,494	0.8	6,433	1.0
Healthcare, Education and Childcare	59,982	7.5	58,595	9.5
Hotels, Motels, Inns, and Gaming	2,534	0.3	2,079	0.4
Insurance	27,789	3.5	26,661	4.3
Leisure, Amusement, Motion Pictures, Entertainment	34,173	4.3	32,043	5.2
Oil and Gas	9,112	1.1	8,781	1.4
Personal and Non Durable Consumer Products (Mfg. Only)	957	0.1	960	0.2
Personal, Food and Miscellaneous Services	57,654	7.2	50,176	8.1
Printing and Publishing	2,064	0.3	2,048	0.3
Retail Stores	16,573	2.1	16,072	2.6
Total	$797,693	100.0%	$616,989	100.0%
GBDC 3 Senior Loan Fund LLC:

On October 2, 2017, the Company agreed to co-invest with RGA Reinsurance Company (“RGA”) primarily in senior secured loans through GBDC 3 Senior Loan Fund LLC (“GBDC 3 SLF”), an unconsolidated Delaware LLC.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

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

As of December 31, 2019 and September 30, 2019, the Company had $109,375 and $109,375, respectively, of LLC equity interest subscriptions to GBDC 3 SLF, none of which were funded as of each December 31, 2019 and September 30, 2019 as GBDC 3 SLF has not yet commenced operations.

Note 6.    Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies.

The outstanding forward currency contracts as of December 31, 2019 and September 30, 2019 were as follows:

As of December 31, 2019
Counterparty	Currency to be sold			Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited		€4,606	EUR	$5,656	USD	12/12/2022	$153	$—
Macquarie Bank Limited	C$	5,654	CAD	$4,284	USD	12/12/2022	—	(46)
Macquarie Bank Limited		£1,550	GBP	$1,933	USD	2/21/2023	—	(165)
							$153	$(211)

As of September 30, 2019
Counterparty	Currency to be sold			Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited		€4,606	EUR	$5,656	USD	12/12/2022	$251	$—
Macquarie Bank Limited	C$	5,654	CAD	$4,284	USD	12/12/2022	23	—
Macquarie Bank Limited		£1,550	GBP	$1,933	USD	2/21/2023	—	(34)
							$274	$(34)

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

The following table is intended to provide additional information about the effect of the forward foreign currency exchange contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statement of Financial Condition, and the Company’s

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2019 and September 30, 2019.

As of December 31, 2019
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$153	$(211)	$(58)	$58	$—

As of September 30, 2019
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$274	$(34)	$240	$—	$240

(1)	In some instances, the actual collateral pledged may be more than the amount shown due to overcollateralization.

(2)	Represents the net amount due from/(to) counterparties in the event of default.
During the three months ended December 31, 2018, the Company had no forward currency contracts outstanding. The impact of derivative transactions for the three months ended December 31, 2019 on the Consolidated Statement of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	For the three months ended December 31, 2019
Foreign exchange	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	For the three months ended December 31, 2019
Foreign exchange	$(299)

The following table is a summary of the average outstanding volume for forward currency contracts for the three months ended December 31, 2019:

Average U.S. Dollar notional outstanding	For the three months ended December 31, 2019
Forward currency contracts	$11,874

Exclusion of the Investment Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On February 6, 2020, the Investment Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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
Level 3:     Inputs include significant unobservable inputs for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and require significant management judgment or estimation.
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the three months ended December 31, 2019 and 2018. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2019 and September 30, 2019, with the exception of money market funds included in cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs of the fair value hierarchy.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

When determining fair value of Level 3 debt and equity investments, the Company takes into account the following factors, where relevant: the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons to publicly traded securities, and changes in the interest rate environment and the credit markets generally that affect the price at which similar investments are made and other relevant factors. The primary method for determining enterprise value uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”). A portfolio company’s EBITDA can include pro-forma adjustments for items such as acquisitions, divestitures, or expense reductions. The enterprise value analysis is performed to determine the value of equity investments and to determine if debt investments are credit impaired. If debt investments are credit impaired, the Company will use the enterprise value analysis or a liquidation basis analysis to determine fair value. For debt investments that are not determined to be credit impaired, the Company uses a market interest rate yield analysis to determine fair value.

In addition, for certain debt investments, the Company bases its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that the Company and others may be willing to pay. Ask prices represent the lowest price that the Company and others may be willing to accept. The Company generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.

Due to the inherent uncertainty of determining the fair value of Level 3 investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that are ultimately received or settled. Further, such investments are generally subject to legal and other restrictions or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which such investment had previously been recorded.

The Company’s investments are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

The following table presents fair value measurements of the Company’s investments and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2019 and September 30, 2019:

As of December 31, 2019	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$789,595	$789,595
Equity investments(1)	—	—	8,098	8,098
Money market funds(1)(2)	2,555	—	—	2,555
Forward currency contracts	—	153	—	153
Total assets, at fair value:	$2,555	$153	$797,693	$800,401
Liabilities, at fair value:
Forward currency contracts	$—	$(211)	—	$(211)
Total liabilities, at fair value:	$—	$(211)	$—	$(211)

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of September 30, 2019	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$610,195	$610,195
Equity investments(1)	—	—	6,794	6,794
Money market funds(1)(2)	2,925	—	—	2,925
Forward currency contracts	—	274	—	274
Total assets, at fair value:	$2,925	$274	$616,989	$620,188
Liabilities, at fair value:
Forward currency contracts	$—	$(34)	$—	$(34)
Total liabilities, at fair value:	$—	$(34)	$—	$(34)

(1)	Refer to the Consolidated Schedules of Investments for further details.

(2)	Included in cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2019 and the three months ended December 31, 2018 reported within the net change in unrealized appreciation (depreciation) on investment transactions in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of December 31, 2019 and December 31, 2018 was $2,786 and $720, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2019 and 2018:

	For the three months ended December 31, 2019
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$610,195	$6,794	$616,989
Net change in unrealized appreciation (depreciation) on investments	2,463	108	2,571
Realized gain (loss) on investments	—	1	1
Funding of (proceeds from) revolving loans, net	660	—	660
Fundings of investments	196,970	1,196	198,166
PIK interest	247	—	247
Proceeds from principal payments and sales of portfolio investments	(21,640)	(1)	(21,641)
Accretion of discounts and amortization of premiums	700	—	700
Fair value, end of period	$789,595	$8,098	$797,693

	For the three months ended December 31, 2018
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$141,576	$2,083	$143,659
Net change in unrealized appreciation (depreciation) on investments	515	52	567
Realized gain (loss) on investments	—	2	2
Funding of (proceeds from) revolving loans, net	565	—	565
Fundings of investments	92,268	2,261	94,529
PIK interest	15	—	15
Proceeds from principal payments of and sales of portfolio investments	(2,833)	(211)	(3,044)
Accretion of discounts and amortization of premiums	226	—	226
Fair value, end of period	$232,332	$4,187	$236,519

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2019 and September 30, 2019:

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$110,010	Market rate approach	Market interest rate	4.3% - 9.5% (5.2%)
		Market comparable companies	EBITDA multiples	7.5x - 23.5x (15.0x)
	761	Market comparable companies	Broker/ Dealer bids or quotes	N/A
One stop loans(2)	$674,769	Market rate approach	Market interest rate	4.3% - 11.5% (6.9%)
		Market comparable companies	EBITDA multiples	7.5x - 33.0x (16.3x)
		Market comparable companies	Revenue multiples	2.5x - 11.0x (6.5x)
Subordinated debt and second lien loans(3)	$4,055	Market rate approach	Market interest rate	4.0% - 12.0% (11.9%)
		Market comparable companies	EBITDA multiples	17.5x
		Market comparable companies	Revenue multiples	4.0x - 5.0x (4.9x)
Equity(4)	$8,098	Market comparable companies	EBITDA multiples	7.5x - 33.0x (16.9x)
			Revenue multiples	2.5x - 6.5x (5.3x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)	The Company valued $546,589 and $128,180 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)
The Company valued $4,018 and $37 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(4)	The Company valued $6,383 and $1,715 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2019	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets, at fair value:
Senior secured loans	$96,004	Market rate approach	Market interest rate	4.3% - 9.5% (6.3%)
		Market comparable companies	EBITDA multiples	7.5x - 24.0x (14.6x)
	$761	Market comparable companies	Broker/ Dealer bids or quotes	N/A
One stop loans(2)	$509,530	Market rate approach	Market interest rate	5.3% - 11.5% (8.0%)
		Market comparable companies	EBITDA multiples	7.0x - 28.0x (15.7x)
		Market comparable companies	Revenue multiples	3.0x - 11.0x (6.0x)
Subordinated debt and second lien loans(3)	$3,900	Market rate approach	Market interest rate	8.0% - 12.0% (12.0%)
		Market comparable companies	EBITDA multiples	17.5x
		Market comparable companies	Revenue multiples	3.0x
Equity(4)	$6,794	Market comparable companies	EBITDA multiples	7.5x - 27.0x (16.3x)
			Revenue multiples	3.0x - 6.5x (5.2x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)	The Company valued $399,514 and $110,016 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)
The Company valued $3,898 and $2 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(4)	The Company valued $5,174 and $1,620 of equity investments using EBITDA and revenue multiples, respectively.
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

The following are the carrying values and fair values of the Company’s debt and other short-term borrowings as of December 31, 2019 and September 30, 2019. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2019		As of September 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$364,284	$364,284	$270,644	$270,644
Other short-term borrowings	2,624	2,624	16,366	16,366

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2019, the Company’s asset coverage for borrowed amounts was 220.7%.

Adviser Revolver: On October 2, 2017, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of October 2, 2020. On June 28, 2019, the Company and the Investment Adviser amended the Adviser Revolver to increase the borrowing capacity from $40,000 to $100,000. On August 15, 2019, the Company and the Investment Adviser entered into a second amendment to the Adviser Revolver to increase the borrowing capacity from $100,000 to $125,000. On October 28, 2019, the Company entered into a third amendment to the Adviser Revolver, which decreased the borrowing capacity from $125,000 to $40,000. Other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2019 was 1.6%. As of December 31, 2019 and September 30, 2019, the Company had $5,000 and $3,500, respectively, of outstanding debt under the Adviser Revolver.

For the three months ended December 31, 2019 and 2018, the Company had borrowings on the Adviser Revolver of $11,000 and $0, respectively, and repayments on the Adviser Revolver of $9,500 and $0, respectively.

For the three months ended December 31, 2019 and 2018, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the Adviser Revolver were as follows:

	For the three months ended December 31,
	2019	2018
Stated interest expense	$7	$—
Cash paid for interest expense	$259	$—
Annualized average stated interest rate	1.8%	N/A
Average outstanding balance	$1,467	$—

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

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

As of December 31, 2019 and September 30, 2019, the Company had no outstanding debt under the SMBC Revolver. For the three months ended December 31, 2018, the Company had borrowings on the SMBC Revolver of $116,200 and repayments on the SMBC Revolver of $103,200.

For the three months ended December 31, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the three months ended December 31,
	2019	2018
Stated interest expense	$—	$748
Facility fees	—	17
Amortization of debt issuance costs	—	170
Total interest and other debt financing expenses	$—	$935
Cash paid for interest expense	$—	$605
Annualized average stated interest rate	N/A	3.9%
Average outstanding balance	$—	$76,009

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

As of December 31, 2019 and September 30, 2019, the Company had outstanding debt under the SB Revolver of $109,284 and $144,444, respectively. For the three months ended December 31, 2019 and 2018, the Company had borrowings on the SB Revolver of $31,243 and $0, respectively, and repayments on the SB Revolver of $66,403 and $0, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three months ended December 31, 2019 and 2018, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the SB Revolver were as follows:

	For the three months ended December 31,
	2019	2018
Stated interest expense	$1,239	$—
Facility fees	31	—
Amortization of debt issuance costs	95	—
Total interest expense	$1,365	$—
Cash paid for interest expense	$1,378	$—
Annualized average stated interest rate	3.4%	N/A
Average outstanding balance	144,167	$—

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

As of December 31, 2019, the DB Credit Facility bears interest at the applicable base rate plus 2.00% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

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

The Company transfers certain loans and debt securities it has originated or acquired from time to time to GBDC 3 Funding through a purchase and sale agreement and causes GBDC 3 Funding to originate or acquire loans, consistent with the Company's investment objectives.

As of December 31, 2019 and September 30, 2019, the Company had outstanding debt under the DB Credit Facility of $250,000 and $122,700, respectively. For the three months ended December 31, 2019 and 2018, the Company

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

had borrowings on the DB Credit Facility of $140,900 and $0, respectively, and repayments on the DB Credit Facility of $13,600 and $0, respectively.

For the three months ended December 31, 2019 and 2018, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	For the three months ended December 31,
	2019	2018
Stated interest expense	$1,679	$—
Facility fees	213	—
Amortization of debt issuance costs	110	—
Total interest expense	$2,002	$—
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	4.0%	N/A
Average outstanding balance	$167,228	$—

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

As of December 31, 2019, the Company had $2,624 of short-term borrowings and the fair value of the loan associated with the short-term borrowings was $2,624. As of September 30, 2019, the Company had $16,366 of short-term borrowings and the fair value of the loan associated with the short-term borrowings was $16,202. For the three months ended December 31, 2019 and 2018, the annualized interest rate on short-term borrowings was 5.0% and 4.9%, respectively, and interest expense was $128 and $86, respectively. The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2019 and 2018, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was ($189) and $0, respectively.

For the three months ended December 31, 2019, the average total debt outstanding (including the debt under the Adviser Revolver, SB Revolver, DB Credit Facility and other short-term borrowings) was $323,125. For the three months ended December 31, 2018, the average total debt outstanding (including the debt under the Adviser Revolver, SMBC Revolver and other short-term borrowings) was $82,946.

For the three months ended December 31, 2019 and 2018, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 4.3% and 4.9%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2019 is as follows:

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$109,284	$—	$109,284	$—	$—
DB Credit Facility	250,000	—	250,000	—	-
Adviser Revolver	5,000	5,000	—	—	—
Other short-term borrowings	2,624	2,624	—	—	—
Total borrowings	$366,908	$7,624	$359,284	$—	$—

Note 9.    Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund investments totaling $119,652 and $107,199 under various undrawn revolvers and other credit facilities as of December 31, 2019 and September 30, 2019, respectively. As described in Note 5, the Company had commitments of up to $109,375 and $109,375, respectively, to GBDC 3 SLF as of each of December 31, 2019 and September 30, 2019 which could be contributed primarily for the purpose of funding new investments approved by the GBDC 3 SLF investment committee. As of December 31, 2019, GBDC 3 SLF has not yet commenced operations.

Indemnifications: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as these involve future claims against the Company that have not occurred. The Company expects the risk of any future obligations under these indemnifications to be remote.

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of December 31, 2019 and September 30, 2019. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Legal proceedings: In the normal course of business, the Company is subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any disposition will have a material adverse effect on the Company’s consolidated financial statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Three months ended December 31,
	2019	2018
Net asset value at beginning of period	$15.00	$15.00
Distributions declared:(2)
From net investment income	(0.34)	(0.31)
From capital gains	0.00 ^	—
Net investment income	0.27	0.26
Net realized gain (loss) on investment transactions	0.00^	0.00 ^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.07	0.05
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	2.24%	2.12%
Number of common shares outstanding	29,715,740.183	10,859,989.050

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2019	2018
Ratio of net investment income to average net assets*	7.24%	7.01%
Ratio of total expenses to average net assets(5)*	7.13%	7.04%
Ratio of management fee waiver to average net assets*	(0.67)%	(0.59)%
Ratio of incentive fee waiver to average net assets	(0.08)%	(0.05)%
Ratio of net expenses to average net assets(6)*	6.38%	6.40%
Ratio of incentive fees to average net assets	0.52%	0.47%
Ratio of total expenses (without incentive fees) to average net assets*	6.61%	6.57%
Total return based on average net asset value(7)*	9.37%	8.98%
Net assets at end of period	$445,736	$162,900
Average debt outstanding	$323,125	$82,946
Average debt outstanding per share	$10.87	$7.64
Portfolio Turnover*	12.24%	6.42%
Asset coverage ratio(8)	220.71%	305.20%
Asset coverage ratio per unit(9)	$2,207	$3,052
Average market value per unit (10):
SMBC Revolver	N/A	N/A
SB Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A
Other short-term borrowings	N/A	N/A

* Annualized for periods of less than one year.
^ Represents an amount less than $0.01

(1)	Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.

(2)	The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.

(3)
Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of the dividend record date.

(4)	Total return based on net asset value per share assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

(5)	For the three months ended December 31, 2019 and 2018, incentive fee is not annualized in the calculation.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

(6)	For the three months ended December 31, 2019 and 2018, incentive fee waived is not annualized in the calculation.

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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase in net assets per share resulting from operations for the three months ended December 31, 2019 and 2018:

	Three months ended December 31,
	2019	2018
Earnings available to stockholders	$9,125	$2,671
Basic and diluted weighted average shares outstanding	25,893,806	7,877,554
Basic and diluted earnings per share	$0.35	$0.34

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2019 and 2018:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the three months ended December 31, 2019
8/6/2019	10/18/2019	12/27/2019	24,795,301.540	$0.0974	$2,415
11/22/2019	11/28/2019	12/27/2019	26,881,637.710	0.1310	3,522
11/22/2019	12/20/2019	2/26/2020	29,542,494.081	0.1079	3,188
Total dividends declared for the three months ended December 31, 2019					$9,125

For the three months ended December 31, 2018
8/7/2018	10/17/2018	12/28/2018	6,474,023.277	$0.1025	$664
11/27/2018	11/28/2018	12/28/2018	8,500,263.562	0.1212	1,030
11/27/2018	12/26/2018	2/27/2019	10,806,835.918	0.0904	977
Total dividends declared for the three months ended December 31, 2018					$2,671

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2019 and 2018:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the three months ended December 31, 2019
November 26, 2019	185,724.541	$15.00	$2,786
December 27, 2019	173,246.102	15.00	2,599
	358,970.643	$15.00	$5,385

For the three months ended December 31, 2018
November 27, 2018	49,178.285	$15.00	$738
December 28, 2018	53,153.132	15.00	797
	102,331.417	$15.00	$1,535

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through February 14, 2020, the date the financial statements were available to be issued. There are no subsequent events to disclose except for the following:
On February 7, 2020, the Company, together with GBDC 3 Funding II entered into an amendment to the SB Revolver (the “SB Revolver Amendment”). The SB Revolver Amendment amended the SB Revolver to, among other things, increase the borrowing capacity under the SB Revolver to $275,000 from $225,000 and increase the borrowing base against which the Company may borrow through April 7, 2020, after which the borrowing base will revert to the terms applicable to the Company prior to the SB Revolver Amendment. The other material terms of the SB Revolver were unchanged.
On November 22, 2019 and February 4, 2020, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 21, 2020	February 26, 2020	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2020 through January 31, 2020 per share
February 25, 2020	May 22, 2020	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2020 through February 29, 2020 per share
March 27, 2020	May 22, 2020	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2020 through March 31, 2020 per share
April 29, 2020	July 24, 2020	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2020 through April 30, 2020 per share
On January 1, 2020, the Company entered into Subscription Agreements with additional stockholders totaling
$231,616 in the aggregate, including an additional subscription agreement entered into by GCOP LLC, an affiliate of Investment Adviser, for $13,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our interim and unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and “GBDC 3” refer to Golub Capital BDC 3, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the effect of investments that we expect to make and the competition for those investments;

•	our contractual arrangements and relationships with third parties;

•	completion of a public offering of our securities or other liquidity event;

•	actual and potential conflicts of interest with GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital LLC, or collectively, Golub Capital;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	general economic and political trends and other external factors;

•	the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;

•	general price and volume fluctuations in the stock markets;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, and the rules and regulations issued thereunder and any actions toward repeal thereof; and

•	the effect of changes to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2019.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This quarterly report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of December 31, 2019, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of U.S. middle-market companies. We also selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which may increase our risk of losing part or all of our investment.

As of December 31, 2019 and September 30, 2019, our portfolio at fair value was comprised of the following:

	As of December 31, 2019		As of September 30, 2019
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$110,771	13.9%	$96,765	15.7%
One stop	674,769	84.6	509,530	82.6
Second lien	4,018	0.5	3,898	0.6
Subordinated debt	37	0.0 *	2	0.0 *
Equity	8,098	1.0	6,794	1.1
Total	$797,693	100.0%	$616,989	100.0%

*	Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2019 and September 30, 2019, one stop loans included $128.2 million and $110.0 million, respectively, of late stage lending loans at fair value.

As of December 31, 2019 and September 30, 2019, we had debt and equity investments in 131 and 118 portfolio companies, respectively. The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended December 31, 2019 and 2018 was as follows:

	For the three months ended December 31,
	2019	2018
Weighted average annualized income yield(1)	8.0%	8.7%
Weighted average annualized investment income yield(2)	8.4%	9.1%
Total return based on average net asset value(3)*	9.4%	9.0%
Total return based on net asset value per share(4)	2.2%	2.1%

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
As of December 31, 2019, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 10.5% for stockholders taken as a whole. For the three months ended December 31, 2019 and 2018, GBDC 3 earned an IRR of 9.7% and 9.4%, respectively, for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders' net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”

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

•
fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses include, among other items, due diligence reports, appraisal reports, any studies commissioned by GC Advisors and travel and lodging expenses;

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

•	transfer agent, dividend agent and custodial fees and expenses;

•	U.S. federal and state registration and franchise fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators;

•	costs of any reports, proxy statements or other notices to stockholders, including printing costs;

•	costs associated with individual or group stockholders;

•	costs associated with compliance under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;

•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses incurred by us or the Administrator in connection with administering our business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Recent Developments
On February 7, 2020, we, together with our direct wholly owned subsidiary GBDC 3 Funding II LLC, entered into an amendment to the SB Revolver (as defined in Note 8 of our consolidated financial statements), or the SB Revolver Amendment. The SB Revolver Amendment amended the SB Revolver to, among other things, increase the borrowing capacity under the SB Revolver to $275.0 million from $225.0 million and increase the borrowing base against which we may borrow through April 7, 2020, after which the borrowing base will revert to the terms applicable to us prior to the SB Revolver Amendment. The other material terms of the SB Revolver were unchanged.
On November 22, 2019 and February 4, 2020, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 21, 2020	February 26, 2020
Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with the generally accepted accounting principles in the United States of America, or GAAP, for the period January 1, 2020 through January 31, 2020 per share

February 25, 2020	May 22, 2020	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2020 through February 29, 2020 per share
March 27, 2020	May 22, 2020	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2020 through March 31, 2020 per share
April 29, 2020	July 24, 2020	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2020 through April 30, 2020 per share

On January 1, 2020, we entered into subscription agreements with additional stockholders totaling $231.6 million in the aggregate, including an additional subscription agreement entered into by GCOP LLC, an affiliate of GC Advisors, for $13.0 million.

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2019 and 2018 are as follows:

	For the three months ended December 31,		Variances
	2019	2018	2019 vs. 2018
	(In thousands)
Interest income	$13,811	$4,069	$9,742
Income from accretion of discounts and origination fees	700	226	474
Dividend income	2	—	2
Fee income	49	65	(16)
Total investment income	14,562	4,360	10,202
Net expenses	7,509	2,275	5,234
Net investment income	7,053	2,085	4,968
Net realized gain (loss) on investment transactions	(11)	9	(20)
Net change in unrealized appreciation (depreciation) on investment transactions	2,083	577	1,506
Net increase in net assets resulting from operations	$9,125	$2,671	$6,454
Average earning portfolio company investments, at fair value	$691,197	$187,983	$503,214

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from December 31, 2018 to December 31, 2019. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended December 31, 2018 to the three months ended December 31, 2019 by $10.2 million primarily as a result of an increase in the average earning debt investments balance, which is the annual average balance of accruing loans in our debt investment portfolio, of $503.2 million.

The annualized income yield by debt security type for the three months ended December 31, 2019 and 2018 was as follows:

	For the three months ended December 31,
	2019	2018
Senior secured	6.7%	7.2%
One stop	8.2%	8.9%
Second lien	12.2%	N/A
Subordinated debt(1)	4.3%	8.0%
(1) Represents two and one portfolio company investment(s) for the three months ended December 31, 2019 and 2018, respectively.

Due to the significant growth in the portfolio from the three months ended December 31, 2018 to the three months ended December 31, 2019, changes in investment yields may not be indicative of market conditions and as a result, quarterly comparisons may not be meaningful.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2019 and 2018:

	For the three months ended December 31,		Variances
	2019	2018	2019 vs. 2018
	(In thousands)
Interest and facility fee expenses	$3,297	$851	$2,446
Amortization of debt issuance costs	205	170	35
Base management fee, net of waiver	1,743	470	1,273
Income incentive fee, net of waiver	1,317	388	929
Capital gain incentive fee accrued under GAAP, net of waiver	408	111	297
Professional fees, net of waiver	249	188	61
Administrative service fee	275	70	205
General and administrative expenses	15	27	(12)
Net expenses	$7,509	$2,275	$5,234
Average debt outstanding	$323,125	$82,946	$240,179

Interest Expense

Interest and facility fee expense increased by $2.4 million from the three months ended December 31, 2018 to the three months ended December 31, 2019 primarily due to an increase in the weighted average of outstanding borrowings of $240.2 million. Amortization of debt issuance costs increased from the three months ended December 31, 2018 to the three months ended December 31, 2019 by less than $0.1 million, primarily due to the amortization of debt issuance costs related to the DB Credit Facility entered into on September 10, 2019. The effective annualized average interest rate on our outstanding debt decreased to 4.3% for the three months ended December 31, 2019 from 4.9% for the three months ended December 31, 2018 primarily due to a lower average LIBOR during the three months ended December 31, 2019 as compared to the three months ended December 31, 2018.

Management Fees

The base management fee increased as a result of a sequential increase in average assets from the three months ended December 31, 2018 to the three months ended December 31, 2019.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.9 million from the three months ended December 31, 2018 to the three months ended December 31, 2019, primarily as a result of the increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements). For the three months ended December 31, 2019 and 2018, the Income Incentive Fee calculation and the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was the maximum 15.0%.

We recorded an accrual for the capital gain incentive fee under GAAP of $0.4 million and $0.1 million for the three months ended December 31, 2019 and 2018, respectively. However, in accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. The cumulative capital gain incentive fee accrual calculated in accordance with GAAP as of December 31, 2019 and September 30, 2019 was $1.1 million and $0.7 million, respectively, none of which was payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement. The capital gain incentive fee accrual under GAAP was primarily due to unrealized appreciation in the investment portfolio. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.3 million from the three months ended December 31, 2018 to the three months ended December 31, 2019. These increases are associated with increased costs to service a growing portfolio. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three months ended December 31, 2019 and 2018, were $0.2 million and $0.1 million, respectively.

As of December 31, 2019 and September 30, 2019, included in accounts payable and accrued expenses were $0.2 million and $0.2 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2019 and 2018:

	For the three months ended December 31,		Variances
	2019	2018	2019 vs. 2018
	(In thousands)
Net realized gain (loss) from investments	$1	$2	$(1)
Net realized gain (loss) from foreign currency transactions	(12)	7	(19)
Net realized gain (loss) on investment transactions	(11)	9	(20)
Unrealized appreciation from investments	$3,799	$1,426	$2,373
Unrealized (depreciation) from investments	(1,228)	(859)	(369)
Unrealized (depreciation) from forward currency contracts	(299)	—	(299)
Unrealized appreciation (depreciation) on foreign currency translation	(189)	10	(199)
Net change in unrealized appreciation (depreciation) on investment transactions	$2,083	$577	$1,506

During the three months ended December 31, 2019, we had a net realized loss on investment transactions of less than $0.1 million primarily due to realized losses on foreign currency transactions partially offset by realized gains on the sales of equity investments. For the three months ended December 31, 2018, we had a net realized gain on investments and foreign currency transactions of less than $0.1 million primarily due to realized gains on the sale of equity investments and realized gains on foreign currency transactions.

For the three months ended December 31, 2019, we had $3.8 million in unrealized appreciation on 54 portfolio company investments, which was partially offset by $1.2 million in unrealized depreciation on 79 portfolio company investments. Unrealized appreciation during the three months ended December 31, 2019 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value of portfolio company investments during the three months ended December 31, 2019.

For the three months ended December 31, 2018, we had $1.4 million in unrealized appreciation on 41 portfolio company investments, which was partially offset by less than $0.9 million unrealized depreciation on 52 portfolio company investments. Unrealized appreciation during the three months ended December 31, 2018 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value of portfolio company investments during the three months ended December 31, 2018.

During the three months ended December 31, 2019, we recognized unrealized depreciation on forward currency contracts of $0.3 million, which was comprised of unfavorable movements in currency rates for three open forward currency contracts. See Note 6 in the notes to the consolidated financial statements for details of open positions on forward currency contracts.

Liquidity and Capital Resources

For the three months ended December 31, 2019, we experienced a net increase in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $1.3 million. During the period we used $168.4 million in operating activities, primarily as a result of fundings of portfolio investments of $198.2 million, partially offset by proceeds from principal payments and sales of portfolio investments of $21.6 million. During the same period, cash provided by financing activities was $169.6 million, primarily driven by borrowings on debt of $183.1 million, proceeds from short-term borrowings of $18.8 million and proceeds from the issuance of common stock of $96.9 million that were partially offset by repayments of debt of $89.5 million, repayments on short-term borrowings of $32.7 million and distributions paid of $7.0 million.

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

As of December 31, 2019 and September 30, 2019, we had cash and cash equivalents of $3.5 million and $2.4 million, respectively. In addition, we had foreign currencies of $0.2 million and $0.1 million as of December 31, 2019 and September 30, 2019, respectively, and restricted cash and cash equivalents of $17.5 million and $17.4 million, respectively.

Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. As of December 31, 2019 and September 30, 2019, $17.5 million and $17.4 million, respectively, of our restricted cash and cash equivalents could be used to fund new investments that meet the guidelines under the DB Credit Facility (as defined in Note 8 of our consolidated financial statements), as well as for the payment of interest expense and revolving debt of the DB Credit Facility.

As of December 31, 2019 and September 30, 2019, we had investor capital subscriptions totaling $577.6 million and $527.5 million, respectively, of which $431.8 million and $334.9 million, respectively, had been called and contributed, leaving $145.7 million and $192.6 million of uncalled investor capital subscriptions, respectively.

Revolving Credit Facilities

SB Revolver - On February 4, 2019, we entered into the SB Revolver (as defined in Note 8 of our consolidated financial statements) with Signature Bank, which initially allowed us to borrow up to $175.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. On April 8, 2019, we entered into an amendment which increased the borrowing capacity under the SB Revolver to $225.0 million. As of December 31, 2019 and September 30, 2019, we had $109.3 million and $144.4 million outstanding, respectively, under the SB Revolver. As of December 31, 2019 and September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $115.7 million and $80.6 million of remaining commitments, respectively, and no availability on the SB Revolver.

DB Credit Facility - On September 10, 2019, we entered into the DB Credit Facility. As of December 31, 2019 and September 30, 2019, the DB Credit Facility allowed GBDC 3 Funding LLC, or GBDC 3 Funding, to borrow up to $250.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2019 and September 30, 2019, we had $250.0 million and $122.7 million outstanding under the DB Credit Facility, respectively. As of December 31, 2019 and September 30, 2019, subject to leverage and borrowing base restrictions, we had $0 and approximately $127.3 million of remaining commitments, respectively, and $0 and less than $1.0 million of availability on the DB Credit Facility, respectively.

Adviser Revolver - As of December 31, 2019 and September 30, 2019, we were permitted to borrow up to $40.0 million and $125.0 million, respectively, at any one time outstanding under the Adviser Revolver (as defined in Note 8 of our consolidated financial statements). As of December 31, 2019 and September 30, 2019, we had $5.0 million and $3.5 million, respectively, outstanding under the Adviser Revolver. On October 28, 2019, we entered into an amendment to the Adviser Revolver, which decreased the borrowing capacity from $125.0 million to $40.0 million.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We are still evaluating the merits of operating with a higher leverage ratio, as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and have not sought or obtained approval to reduce our asset coverage ratio and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of December 31, 2019, our asset coverage for borrowed amounts was 220.7%.

As of December 31, 2019 and September 30, 2019, we had outstanding commitments to fund investments totaling $119.7 million and $107.2 million, respectively. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2019 and September 30, 2019, respectively, subject to the terms of each loan’s respective credit agreement. As of December 31, 2019, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our SB Revolver, DB Credit Facility and Adviser Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

Although we expect to fund the growth of our investment portfolio through net proceeds from capital calls on existing and future investor capital subscriptions and through our dividend reinvestment plan as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition to capital not being available, it also could not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing in capital generated by repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we expect to receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2019 and September 30, 2019, we had investments in 131 and 118 portfolio companies, respectively, with a total fair value of $797.7 million and $617.0 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2019 and 2018:

	For the three months ended December 31,
	2019		2018
	Commitments (In thousands)	Percentage of Commitments	Commitments (In thousands)	Percentage of Commitments
Senior secured	$31,012	14.2%	$31,395	25.7%
One stop	186,397	85.3	88,468	72.4
Subordinated debt	35	0.0 *	—	—
Equity	1,196	0.5	2,261	1.9
Total new investment commitments	$218,640	100.0%	$122,124	100.0%

* Represents an amount less than 0.1%

For the three months ended December 31, 2019 and 2018, we had approximately $21.6 million and $3.0 million, respectively, in proceeds from principal payments, return of capital distributions of portfolio companies and sales of equity investments in portfolio companies.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2019(1)			As of September 30, 2019(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$111,289	$109,949	$110,771	$97,133	$95,943	$96,765
Non-accrual(3)	—	—	—	—	—	—
One stop:
Performing	676,772	667,907	674,769	511,850	505,134	509,530
Non-accrual(3)	—	—	—	—	—	—
Second lien:
Performing	4,018	3,935	4,018	3,898	3,811	3,898
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	37	35	37	2	0*	2
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	7,310	8,098	N/A	6,115	6,794
Total	$792,116	$789,136	$797,693	$612,883	$611,003	$616,989

* Represents less than $1,000.

(1)
As of December 31, 2019, $32.5 million and $33.0 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.

(2)
As of September 30, 2019, $40.0 million and $40.6 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.

(3)
We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.” As of December 31, 2019 and September 30, 2019, there were no loans in our portfolio that were on non-accrual.

As of December 31, 2019 and September 30, 2019, the fair value of our debt investments as a percentage of the outstanding principal value was 99.7% and 99.6%, respectively.

The following table shows the weighted average rate, spread over LIBOR and fees on investments originated during the three months ended December 31, 2019 and 2018:

	For the three months ended December 31,
	2019	2018
Weighted average rate of new investment fundings	7.4%	7.7%
Weighted average spread over LIBOR of new floating rate investment fundings	5.5%	5.2%
Weighted average fees of new investment fundings	1.4%	1.5%
Weighted average annualized income yield (1)	8.0%	8.7%

(1)
Represents income from interest and fees, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning debt investments, and does not represent a return to any investor in us.

As of December 31, 2019, 83.0% of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2019, 81.7% of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2019 and September 30, 2019, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $33.6 million and $29.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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
3
Involves a borrower performing below expectations and indicates that the loan’s risk has increased somewhat since origination. The borrower could be out of compliance with debt covenants; however, loan payments are generally not past due.

2
Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination. In addition to the borrower being generally out of compliance with debt covenants, loan payments could be past due (but generally not more than 180 days past due).

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2019 and September 30, 2019:

	As of December 31, 2019		As of September 30, 2019
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$26,356	3.3%	$1,949	0.3%
4	753,784	94.5	605,050	98.1
3	17,399	2.2	9,990	1.6
2	154	0.0 *	—	—
1	—	—	—	—
Total	$797,693	100.0%	$616,989	100.0%
* Represents an amount less than 0.1%
Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of December 31, 2019 is as follows:

	Payments Due by Period (In Thousands)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$109,284	$—	$109,284	$—	$—
Adviser Revolver	5,000	5,000	—	—	—
DB Credit Facility	250,000	—	250,000	—	—
Other short-term borrowings	2,624	2,624	—	—	—
Unfunded commitments (1)	119,652	119,652	—	—	—
Total contractual obligations	$486,560	$127,276	$359,284	$—	$—

(1)
Unfunded commitments represent unfunded commitments to fund investments as of December 31, 2019. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2019, subject to the terms of each loan’s respective credit agreement. The unfunded commitments amount does not include $109.4 million of commitments as of December 31, 2019 for GBDC 3 Senior Loan Fund LLC, which is described in Note 5 in the notes to our consolidated financial statements.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2019, we had outstanding commitments to fund investments totaling $119.7 million.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, the asset coverage requirements applicable to us as a business development company under the 1940 Act could limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse U.S. federal income tax consequences, including the possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations can differ from net investment income and realized gains recognized for financial reporting purposes. Differences are permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. For example, permanent differences in classification result from the treatment of distributions paid from short-term gains as ordinary income dividends for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

To the extent our taxable earnings fall below the total amount of our distributions for any tax year, a portion of those distributions could be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders could be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., a publicly-traded business development company (Nasdaq: GBDC) which focuses on investing primarily in one stop and other senior secured loans of U.S. middle-market companies. In addition, our officers and directors serve in similar capacities for Golub Capital BDC, Inc. If GC Advisors and its affiliates determine that an investment is appropriate for us and for other such accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

Valuation methods include comparisons of the portfolio companies to peer companies that are public, determination of the enterprise value of a portfolio company, discounted cash flow analysis and a market interest rate approach. The factors that are taken into account in fair value pricing investments include: available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments can differ significantly from the values that would have been used had a readily available market value existed for such investments and differ materially from values that are ultimately received or settled.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2019 and 2018. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2019 and September 30, 2019, with the exception of money market funds included in cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of each of December 31, 2019 and September 30, 2019, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three months ended December 31, 2019 and 2018, we did not incur any U.S federal excise tax.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also generally subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of each of December 31, 2019 and September 30, 2019, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01%, respectively. In addition, the SB Revolver has a floating interest rate provision based on the one-month, two-month, or three-month LIBOR, the DB Credit Facility has a floating interest rate provision equal to three-month LIBOR and the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of December 31, 2019 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(1,947)	$(911)	$(1,036)
Up 50 basis points	3,928	1,821	2,107
Up 100 basis points	7,856	3,643	4,213
Up 150 basis points	11,784	5,464	6,320
Up 200 basis points	15,713	7,286	8,427

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2019, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SB Revolver, DB Credit Facility, the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

We could in the future hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swaps, futures, options and forward contracts to the limited extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4. Controls and Procedures.

As of December 31, 2019 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2019 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2019.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1
Third Amendment to Revolving Credit and Security Agreement, dated as of February 7, 2020, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC, as borrowers, and Signature Bank, as administrative agent and a lender. (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K (File No. 814-01244), filed on February 13, 2020)

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

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: February 14, 2020	By:	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2020	By:	/s/ Ross A. Teune
Ross. A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)