Form 10-Q
period 2020-03-31
Golub Capital BDC 3, Inc.
filed 2020-05-15
CIK 1715268

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 14, 2020, the Registrant had 33,090,999.162 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2020	September 30, 2019
	(unaudited)
Assets
Investments, at fair value (amortized cost of $839,205 and $611,003, respectively)	$798,441	$616,989
Cash and cash equivalents	22,544	2,413
Foreign currencies (cost of $436 and $130, respectively)	428	130
Restricted cash and cash equivalents	12,162	17,374
Restricted foreign currencies (cost of $1,280 and $0, respectively)	1,338	—
Cash collateral held at broker for forward currency contracts	450	450
Unrealized net appreciation on forward currency contracts	720	240
Interest receivable	2,447	2,226
Capital call receivable	3,971	16
Other assets	42	102
Total Assets	$842,543	$639,940
Liabilities
Debt	$382,870	$270,644
Less unamortized debt issuance costs	1,868	1,770
Debt less unamortized debt issuance costs	381,002	268,874
Other short-term borrowings (proceeds of $0 and $16,366, respectively)	—	16,366
Interest payable	1,971	881
Distributions payable	3,805	6,441
Management and incentive fees payable	3,569	3,316
Accounts payable and accrued expenses	788	630
Accrued trustee fees	—	12
Total Liabilities	391,135	296,520
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2020 and September 30, 2019	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 33,090,999.162 and 22,894,689.911 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	33	23
Paid in capital in excess of par	496,331	343,396
Distributable earnings	(44,956)	1
Total Net Assets	451,408	343,420
Total Liabilities and Total Net Assets	$842,543	$639,940
Number of common shares outstanding	33,090,999.162	22,894,689.911
Net asset value per common share	$13.64	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Investment income
Interest income	$16,421	$6,033	$30,932	$10,328
Dividend income	2	—	4	—
Fee income	132	18	181	83
Total investment income	16,555	6,051	31,117	10,411
Expenses
Interest and other debt financing expenses	3,635	1,511	7,137	2,532
Base management fee	2,796	927	5,193	1,573
Incentive fee	337	595	2,359	1,149
Professional fees	267	230	516	418
Administrative service fee	302	106	577	176
General and administrative expenses	77	29	92	56
Total expenses	7,414	3,398	15,874	5,904
Base management fee waived (Note 4)	(762)	(253)	(1,416)	(429)
Incentive fee waived (Note 4)	128	(24)	(169)	(79)
Net expenses	6,780	3,121	14,289	5,396
Net investment income	9,775	2,930	16,828	5,015
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	(1)	(1)	—	1
Foreign currency transactions	(1)	41	(13)	48
Net realized gain (loss) on investment transactions	(2)	40	(13)	49
Net change in unrealized appreciation (depreciation) from:
Investments	(49,321)	516	(46,750)	1,083
Forward currency contracts	778	—	479	—
Translation of assets and liabilities in foreign currencies	222	(10)	33	—
Net change in unrealized appreciation (depreciation) on investment transactions	(48,321)	506	(46,238)	1,083
Net gain (loss) on investment transactions	(48,323)	546	(46,251)	1,132
Net increase (decrease) in net assets resulting from operations	$(38,548)	$3,476	$(29,423)	$6,147
Per Common Share Data
Basic and diluted earnings (loss) per common share	$(1.29)	$0.31	$(1.06)	$0.65
Basic and diluted weighted average common shares outstanding	29,851,593	11,092,733	27,861,886	9,467,478

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2018	5,815,002.633	$6	$87,218	$1	$87,225
Issuance of common stock	6,286,896.361	6	94,297	—	94,303
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	5,015	5,015
Net realized gain (loss) on investment transactions	—	—	—	49	49
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,083	1,083
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	166,803.807	—	2,502	—	2,502
Distributions from distributable earnings	—	—	—	(2,943)	(2,943)
Distributions declared and payable	—	—	—	(3,204)	(3,204)
Total increase (decrease) for the six months ended March 31, 2019	6,453,700.168	6	96,799	—	96,805
Balance at March 31, 2019	12,268,702.801	$12	$184,017	$1	$184,030
Balance at December 31, 2018	10,859,989.050	$11	$162,888	$1	$162,900
Issuance of common stock	1,344,241.361	1	20,162	—	20,163
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	2,930	2,930
Net realized gain (loss) on investment transactions	—	—	—	40	40
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	506	506
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	64,472.390	—	967	—	967
Distributions from distributable earnings	—	—	—	(1,251)	(1,251)
Distributions declared and payable	—	—	—	(2,225)	(2,225)
Total increase (decrease) for the three months ended March 31, 2019	1,408,713.751	1	21,129	—	21,130
Balance at March 31, 2019	12,268,702.801	$12	$184,017	$1	$184,030
Balance at September 30, 2019	22,894,689.911	$23	$343,396	$1	$343,420
Issuance of common stock	9,667,275.629	9	145,000	—	145,009
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	16,828	16,828
Net realized gain (loss) on investment transactions	—	—	—	(13)	(13)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(46,238)	(46,238)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	529,033.622	1	7,935	—	7,936
Distributions from distributable earnings	—	—	—	(11,729)	(11,729)
Distributions declared and payable	—	—	—	(3,805)	(3,805)
Total increase (decrease) for the six months ended March 31, 2020	10,196,309.251	10	152,935	(44,957)	107,988
Balance at March 31, 2020	33,090,999.162	$33	$496,331	$(44,956)	$451,408
Balance at December 31, 2019	29,715,740.183	$30	$445,705	$1	$445,736
Issuance of common stock	3,205,196.000	3	48,075	—	48,078
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	9,775	9,775
Net realized gain (loss) on investment transactions	—	—	—	(2)	(2)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(48,321)	(48,321)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	170,062.979	—	2,551	—	2,551
Distributions from distributable earnings	—	—	—	(5,792)	(5,792)
Distributions declared and payable	—	—	—	(617)	(617)
Total increase (decrease) for the three months ended March 31, 2020	3,375,258.979	3	50,626	(44,957)	5,672
Balance at March 31, 2020	33,090,999.162	$33	$496,331	$(44,956)	$451,408

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(29,423)	$6,147
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of deferred debt issuance costs	497	532
Accretion of discounts and amortization of premiums	(1,672)	(483)
Net realized (gain) loss on investments	—	(1)
Net realized (gain) loss on foreign currency transactions	13	(48)
Net change in unrealized (appreciation) depreciation on investments	46,750	(1,083)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(33)	—
Net change in unrealized (appreciation) depreciation on forward currency contracts	(479)	—
Proceeds from (fundings of) revolving loans, net	(4,989)	(1,142)
Fundings of investments	(300,257)	(161,614)
Proceeds from principal payments and sales of portfolio investments	79,611	9,708
PIK interest	(895)	(35)
Changes in operating assets and liabilities:
Interest receivable	(221)	(622)
Other assets	60	77
Interest payable	1,090	165
Management and incentive fees payable	253	792
Accounts payable and accrued expenses	158	90
Accrued trustee fees	(12)	(11)
Net cash (used in) provided by operating activities	(209,549)	(147,528)
Cash flows from financing activities
Borrowings on debt	491,055	228,350
Repayments of debt	(378,798)	(150,032)
Proceeds from other short-term borrowings	21,267	7,598
Repayments on other short-term borrowings	(37,664)	(7,558)
Capitalized debt issuance costs	(595)	(464)
Capital calls received in advance	—	4,374
Proceeds from issuance of common shares	141,054	94,303
Distributions paid	(10,234)	(2,980)
Net cash provided by (used in) financing activities	226,085	173,591
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	16,536	26,063
Effect of foreign currency exchange rates	19	8
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	19,917	3,653
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$36,472	$29,724
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,550	$1,747
Distributions declared during the period	15,534	6,147
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$(3,955)	$—
Stock issued in connection with dividend reinvestment plan	7,936	2,502
Change in distributions payable	(2,636)	665

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of March 31,
	2020	2019
Cash and cash equivalents	$22,544	$29,652
Foreign currencies (cost of $436 and $72, respectively)	428	72
Restricted cash and cash equivalents	12,162	—
Restricted foreign currencies (cost of $1,280 and $0, respectively)	1,338	—
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$36,472	$29,724

See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt Investments
Automobile
Grease Monkey International, LLC	Senior loan	L + 5.00%	(c)	6.45%	11/2022	$965	$957	0.2	$907
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(c)	6.45%	11/2022	351	348	—	330
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(c)	6.45%	11/2022	178	178	—	168
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(c)	6.45%	11/2022	162	161	—	152
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(c)	6.45%	11/2022	148	147	—	139
Grease Monkey International, LLC#	Senior loan	P + 4.00%	(a)(f)	6.71%	11/2022	70	69	—	64
Grease Monkey International, LLC#(5)	Senior loan	L + 5.00%		N/A(6)	11/2022	—	(1)	—	—
JHCC Holdings LLC	One stop	L + 5.50%	(a)	6.50%	09/2025	3,020	2,992	0.6	2,657
JHCC Holdings LLC#	One stop	P + 4.50%	(f)	7.75%	09/2025	1,337	1,291	0.2	728
JHCC Holdings LLC#	One stop	P + 4.50%	(f)	7.75%	09/2025	13	12	—	1
Power Stop, LLC	Senior loan	L + 4.50%	(c)(f)	5.95%	10/2025	672	669	0.1	591
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	7.50%	04/2023	1,686	1,673	0.4	1,602
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	7.50%	04/2023	820	814	0.2	779
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	7.50%	04/2023	716	711	0.2	680
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	7.50%	04/2023	479	475	0.1	455
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	7.50%	04/2023	388	385	0.1	368
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	7.50%	04/2023	40	40	—	38
						11,045	10,921	2.1	9,659
Beverage, Food and Tobacco
BJH Holdings III Corp.	One stop	L + 5.75%	(c)	7.20%	08/2025	19,303	19,011	4.0	17,952
BJH Holdings III Corp.#	One stop	L + 5.75%	(a)(c)	6.95%	08/2025	400	393	0.1	372
Fintech Midco, LLC	One stop	L + 5.00%	(c)(d)	6.46%	08/2024	4,909	4,873	1.1	4,664
Fintech Midco, LLC#	One stop	L + 5.00%	(c)(d)	6.65%	08/2024	442	439	0.1	420
Fintech Midco, LLC#	One stop	L + 5.00%	(a)	6.00%	08/2024	100	99	—	95
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	6.12%	12/2023	439	433	0.1	403
Flavor Producers, LLC#	Senior loan	L + 4.75%	(c)(d)	6.13%	12/2022	14	14	—	13
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	538	520	0.1	496
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	276	274	0.1	270
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	217	216	0.1	213
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	213	212	—	209
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	105	104	—	103
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	105	104	—	102
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	51	51	—	50
SSRG Holdings, LLC	One stop	L + 5.25%	(c)	6.32%	11/2025	6,449	6,388	1.2	5,610
SSRG Holdings, LLC#	One stop	L + 5.25%	(c)	6.30%	11/2025	75	74	—	65
Velvet Taco Holdings, Inc.#	One stop	L + 7.00%	(c)	7.84%	03/2026	120	119	—	113
Velvet Taco Holdings, Inc.#(5)	One stop	L + 7.00%		N/A(6)	03/2026	—	—	—	(2)
Velvet Taco Holdings, Inc.#(5)	One stop	L + 7.00%		N/A(6)	03/2026	—	(15)	—	(89)
Wood Fired Holding Corp.	One stop	L + 5.75%		7.67%	12/2023	3,170	3,146	0.6	2,916
Wood Fired Holding Corp.#	One stop	L + 5.75%	(c)	6.95%	12/2023	284	282	0.1	261
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Wood Fired Holding Corp.#	One stop	L + 5.75%	(c)	6.98%	12/2023	$99	$98	—%	$91
						37,309	36,835	7.6	34,327
Buildings and Real Estate
Groundworks LLC	Senior loan	L + 5.50%	(c)	7.34%	01/2026	224	221	—	197
Groundworks LLC#	Senior loan	L + 5.50%	(c)(d)	6.50%	01/2026	36	36	—	32
Groundworks LLC#(5)	Senior loan	L + 5.50%		N/A(6)	01/2026	—	(17)	—	—
MRI Software LLC	One stop	L + 5.50%	(d)	6.57%	02/2026	11,275	11,176	2.4	10,823
MRI Software LLC#	One stop	L + 5.50%	(d)	6.57%	02/2026	136	133	—	125
MRI Software LLC#(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(21)	—	(170)
						11,671	11,528	2.4	11,007
Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC	One stop	L + 5.50%	(c)	7.41%	07/2024	2,498	2,476	0.5	2,269
Inhance Technologies Holdings LLC#	One stop	L + 5.50%	(c)	7.15%	07/2024	754	748	0.2	685
Inhance Technologies Holdings LLC#	One stop	L + 5.50%	(a)(c)(f)	7.32%	07/2024	80	79	—	70
						3,332	3,303	0.7	3,024
Containers, Packaging and Glass
AmerCareRoyal LLC	Senior loan	L + 5.00%	(c)(f)	6.81%	11/2025	2,905	2,878	0.6	2,615
AmerCareRoyal LLC	Senior loan	P + 4.00%	(f)	7.25%	11/2025	525	520	0.1	473
Fortis Solutions Group, LLC	Senior loan	L + 4.50%	(a)	5.50%	12/2023	541	536	0.1	509
Fortis Solutions Group, LLC	Senior loan	L + 4.50%	(a)	5.50%	12/2023	216	214	0.1	203
Fortis Solutions Group, LLC	Senior loan	L + 4.50%	(a)	5.50%	12/2023	207	205	—	195
Fortis Solutions Group, LLC#	Senior loan	L + 4.50%	(a)	5.50%	12/2023	41	40	—	38
						4,435	4,393	0.9	4,033
Diversified/Conglomerate Manufacturing
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)(f)	5.95%	04/2026	4,883	4,800	1.0	4,297
Blackbird Purchaser, Inc. #	Senior loan	L + 4.50%	(c)	5.95%	04/2024	58	56	—	44
Blackbird Purchaser, Inc. #(5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(3)	—	—
Chase Industries, Inc.	Senior loan	L + 5.50%	(a)	5.45% cash/1.50% PIK	05/2025	1,956	1,931	0.4	1,721
Chase Industries, Inc.#	Senior loan	L + 5.50%	(a)	5.45% cash/1.50% PIK	05/2025	339	334	0.1	298
Chase Industries, Inc.#	Senior loan	L + 5.50%	(a)	5.45% cash/1.50% PIK	05/2023	177	176	—	155
Madison Safety & Flow LLC	Senior loan	L + 4.50%	(a)	5.52%	03/2025	187	186	—	179
Madison Safety & Flow LLC#	Senior loan	P + 3.50%	(a)(f)	6.39%	03/2025	6	7	—	5
Protective Industrial Products, Inc.	Senior loan	L + 4.50%	(a)	6.10%	01/2024	2,803	2,777	0.6	2,607
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	7.25%	03/2025	1,970	1,945	0.4	1,675
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	7.25%	03/2025	503	497	0.1	428
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	7.25%	03/2025	481	475	0.1	409
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	7.25%	03/2025	476	470	0.1	405
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	7.25%	03/2025	443	438	0.1	377
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	7.25%	03/2025	407	401	0.1	346
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	7.25%	03/2025	305	301	—	259
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	7.25%	03/2025	203	201	—	173
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	7.25%	03/2025	183	181	—	156
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	7.25%	03/2024	150	148	—	127
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	7.25%	03/2025	83	82	—	70
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	7.25%	03/2025	$18	$18	—%	$15
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	7.25%	03/2025	17	16	—	14
						15,648	15,437	3.0	13,760
Diversified/Conglomerate Service
3ES Innovation, Inc.(7)(10)	One stop	L + 5.75%	(c)	7.48%	05/2025	3,755	3,683	0.8	3,568
3ES Innovation, Inc.#(5)(7)(10)	One stop	L + 5.75%		N/A(6)	05/2025	—	(2)	—	(5)
Acquia, Inc.	One stop	L + 7.00%	(c)	8.58%	10/2025	1,804	1,787	0.4	1,768
Acquia, Inc.#(5)	One stop	L + 7.00%		N/A(6)	10/2025	—	(1)	—	(1)
Apptio, Inc.	One stop	L + 7.25%	(a)	8.25%	01/2025	12,605	12,403	2.8	12,605
Apptio, Inc. #(5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(2)	—	—
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%	(c)(f)	5.82%	04/2026	1,404	1,398	0.3	1,264
Arch Global CCT Holdings Corp.#	Senior loan	L + 4.75%	(a)	5.74%	04/2025	29	29	—	26
Arch Global CCT Holdings Corp.#(5)	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	(18)
Astute Holdings, Inc.	One stop	L + 6.00%	(c)	7.07%	04/2025	2,799	2,776	0.6	2,743
Astute Holdings, Inc. #	One stop	L + 6.00%	(c)	7.21%	04/2025	75	75	—	73
Astute Holdings, Inc. #(5)	One stop	L + 6.00%		N/A(6)	04/2025	—	(10)	—	—
Aurora Lux Finco S.A R.L.(7)(12)	One stop	L + 6.00%	(c)	7.00%	12/2026	7,839	7,650	1.6	7,055
AutoQuotes, LLC	One stop	L + 5.50%	(c)	7.12%	11/2024	2,326	2,308	0.5	2,233
AutoQuotes, LLC#	One stop	L + 5.50%	(c)	6.72%	11/2024	50	50	—	48
Axiom Merger Sub Inc.#	One stop	L + 5.25%	(c)	7.07%	04/2026	1,159	1,141	0.2	1,101
Axiom Merger Sub Inc.#(7)(8)	One stop	E + 5.50%	(g)	5.50%	04/2026	483	476	0.1	454
Axiom Merger Sub Inc.#	One stop	L + 5.25%	(c)	6.25%	04/2026	15	14	—	13
Axiom Merger Sub Inc.#(5)	One stop	L + 5.25%		N/A(6)	04/2026	—	(15)	—	—
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)(c)	6.82%	02/2024	8,376	8,282	1.8	8,041
Bazaarvoice, Inc.#	One stop	L + 5.75%	(c)	6.96%	02/2024	150	147	—	142
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.70%	07/2026	581	575	0.1	552
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.70%	07/2026	154	152	—	146
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(c)	5.70%	07/2026	65	63	—	55
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(a)	4.86%	07/2024	11	11	—	10
Bullhorn, Inc.	One stop	L + 5.50%	(c)(d)(f)	6.57%	10/2025	13,613	13,426	2.8	12,524
Bullhorn, Inc. #(7)(8)	One stop	L + 6.00%	(i)	6.70%	10/2025	2,429	2,396	0.5	2,309
Bullhorn, Inc. #(7)(8)	One stop	E + 5.75%	(c)(d)	5.75%	10/2025	975	962	0.2	916
Bullhorn, Inc. #	One stop	L + 5.50%	(c)(d)	6.57%	10/2025	533	526	0.1	490
Bullhorn, Inc. #	One stop	L + 0.00%	(c)(d)	1.07%	10/2025	401	371	0.1	230
Bullhorn, Inc. #	One stop	L + 5.50%	(a)	6.50%	10/2025	239	235	0.1	220
Calabrio, Inc.	One stop	L + 6.50%	(c)	7.95%	06/2025	22,076	21,885	4.7	20,972
Calabrio, Inc. #	One stop	L + 6.50%	(a)	7.50%	06/2025	60	59	—	55
Caliper Software, Inc.	One stop	L + 5.50%	(c)(f)	6.57%	11/2025	7,249	7,167	1.5	6,959
Caliper Software, Inc.#	One stop	L + 5.50%	(b)	6.60%	11/2023	175	173	—	168
Centrify Corporation	One stop	L + 6.25%	(d)	7.33%	08/2024	5,207	5,150	1.0	4,582
Centrify Corporation#	One stop	P + 5.25%	(f)	8.50%	08/2024	150	148	—	132
Cloudbees, Inc.#	One stop	L + 9.00%	(a)	10.08% cash/0.50% PIK	05/2023	844	830	0.2	819
Cloudbees, Inc.#	One stop	L + 9.00%	(a)	10.08% cash/0.50% PIK	05/2023	495	491	0.1	480
Cloudbees, Inc.#	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Confluence Technologies, Inc.	One stop	L + 5.75%	(a)	6.75%	03/2024	$8,458	$8,404	1.8%	$8,289
Confluence Technologies, Inc.#	One stop	L + 5.75%	(a)	6.75%	03/2024	50	49	—	49
Connexin Software, Inc.	One stop	L + 8.50%	(a)	9.50%	02/2024	1,261	1,249	0.3	1,211
Connexin Software, Inc. #	One stop	L + 8.50%	(a)	9.50%	02/2024	20	20	—	19
Conservice, LLC	One stop	L + 5.25%	(b)	6.51%	12/2024	888	881	0.2	853
Conservice, LLC#	One stop	L + 5.25%	(b)	6.30%	12/2024	4	4	—	4
Convercent, Inc.	One stop	L + 9.00%	(c)	8.25% cash/2.75% PIK	12/2024	696	678	0.2	704
Convercent, Inc.#	Subordinated debt	N/A		4.00%	11/2020	35	35	—	36
Convercent, Inc.#	One stop	L + 6.25%	(a)	7.25%	12/2024	20	20	—	20
Convercent, Inc.#(5)	One stop	L + 6.25%		N/A(6)	12/2024	—	(1)	—	—
Digital Guardian, Inc.#	One stop	L + 9.50%	(c)	8.41% cash/3.00% PIK	06/2023	1,672	1,664	0.4	1,723
Digital Guardian, Inc.#	Subordinated debt	N/A		8.00% PIK	06/2023	2	1	—	2
Digital Guardian, Inc.#	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	—
Digital Guardian, Inc.#	One stop	L + 6.50%		N/A(6)	06/2023	—	—	—	8
E2open, LLC	One stop	L + 5.75%	(c)	7.36%	11/2024	22,827	22,516	4.9	21,913
E2open, LLC#	One stop	L + 5.75%	(c)	6.95%	11/2024	121	117	—	111
EWC Growth Partners LLC#	One stop	L + 5.50%	(c)	6.50%	03/2026	444	424	0.1	391
EWC Growth Partners LLC	One stop	L + 5.50%	(b)	6.50%	03/2026	62	61	—	55
EWC Growth Partners LLC#	One stop	L + 5.50%	(c)	5.50%	03/2026	18	18	—	16
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.83%	05/2024	15,639	15,501	3.4	15,483
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(d)	6.83%	05/2024	4,405	4,365	1.0	4,361
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(d)	6.83%	05/2024	1,152	1,142	0.3	1,141
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(d)	6.83%	05/2024	1,063	1,053	0.2	1,053
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(d)	6.83%	05/2024	666	660	0.2	659
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(d)	6.83%	05/2024	91	90	—	89
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(a)	6.75%	08/2026	964	953	0.2	916
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%	(a)	6.75%	08/2026	123	120	—	110
HSI Halo Acquisition, Inc.#	One stop	P + 4.75%	(f)	8.00%	09/2025	25	25	—	24
ICIMS, Inc.	One stop	L + 6.50%	(a)	7.50%	09/2024	3,240	3,194	0.7	3,143
ICIMS, Inc.	One stop	L + 6.50%	(a)	7.50%	09/2024	1,065	1,055	0.2	1,033
ICIMS, Inc.#(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	(1)
Imprivata, Inc.	Senior loan	L + 4.00%	(c)	5.45%	10/2023	818	812	0.2	818
Imprivata, Inc.#(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(1)	—	—
Infinisource, Inc.	One stop	L + 4.75%	(c)	6.20%	10/2026	10,806	10,705	2.2	9,942
Infinisource, Inc.#	One stop	L + 4.75%	(c)	6.54%	10/2026	1,791	1,774	0.4	1,648
Infinisource, Inc.#(5)	One stop	L + 4.75%		N/A(6)	10/2026	—	(2)	—	(14)
Infinisource, Inc.#(5)	One stop	L + 4.75%	(c)	N/A(6)	10/2026	—	(48)	(0.1)	(408)
Infogix, Inc.	One stop	L + 6.75%	(c)	8.20%	04/2024	1,464	1,459	0.3	1,406
Infogix, Inc.	One stop	L + 6.75%	(c)	8.20%	04/2024	230	227	0.1	221
Infogix, Inc.#	One stop	L + 6.75%	(c)	7.75%	04/2024	45	45	—	43
Instructure, Inc.	One stop	L + 7.00%	(c)	8.21%	03/2026	28,996	28,635	6.0	27,256
Instructure, Inc.#(5)	One stop	L + 7.00%		N/A(6)	03/2026	—	(2)	—	(9)
Integral Ad Science, Inc.	One stop	L + 7.25%	(a)	7.00% cash/1.25% PIK	07/2024	3,540	3,492	0.8	3,398
Integral Ad Science, Inc.#(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(1)	—	(3)
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Integration Appliance, Inc.	One stop	L + 7.25%	(c)	9.43%	08/2023	$14,125	$14,030	$3.1%	$13,843
Integration Appliance, Inc.#	One stop	L + 7.25%	(a)(c)	8.54%	08/2023	2	2	—	2
Internet Truckstop Group LLC	One stop	L + 5.50%	(c)	6.96%	04/2025	8,077	7,909	1.7	7,754
Internet Truckstop Group LLC#(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(3)	—	(5)
Invoice Cloud, Inc.#	One stop	L + 6.50%	(c)	4.96% cash/3.25% PIK	02/2024	1,095	1,087	0.2	1,029
Invoice Cloud, Inc.#	One stop	L + 6.50%	(c)	7.96%	02/2024	667	660	0.1	607
Invoice Cloud, Inc.#(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	(2)
JAMF Holdings, Inc.	One stop	L + 7.00%	(c)	8.70%	11/2022	1,205	1,189	0.3	1,193
JAMF Holdings, Inc.#(5)	One stop	L + 7.00%		N/A(6)	11/2022	—	(1)	(0.1)	(1)
Kaseya Traverse Inc	One stop	L + 7.00%	(a)(c)	5.91% cash/3.00% PIK	05/2025	13,990	13,761	3.0	13,568
Kaseya Traverse Inc#	One stop	L + 7.00%	(c)	5.91% cash/3.00% PIK	05/2025	224	208	—	218
Kaseya Traverse Inc#	One stop	L + 6.50%	(a)(b)(c)	7.50%	05/2025	104	102	0.1	99
Kaseya Traverse Inc#(5)	One stop	L + 4.00%		N/A(6)	05/2025	—	(8)	—	—
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	5.39%	03/2025	761	751	0.2	700
Learn-it Systems, LLC#	Senior loan	L + 4.50%	(c)	6.17%	03/2025	87	80	—	80
Learn-it Systems, LLC#	Senior loan	L + 4.50%	(a)(c)(f)	5.95%	03/2025	16	16	—	15
Litera Bidco LLC	One stop	L + 5.75%	(c)	7.21%	05/2026	608	601	0.1	589
Litera Bidco LLC#	One stop	L + 5.75%	(c)	7.21%	05/2026	278	275	0.1	270
Litera Bidco LLC#	One stop	L + 5.75%	(c)	7.21%	05/2026	278	278	0.1	269
Litera Bidco LLC#	One stop	L + 5.75%	(c)	6.95%	05/2025	30	30	—	29
MetricStream, Inc.#	One stop	L + 7.00%	(c)	9.00%	05/2024	2,010	1,946	0.4	1,964
MetricStream, Inc.#(5)	One stop	L + 7.00%		N/A(6)	05/2024	—	—	—	(2)
MetricStream, Inc.#(5)	One stop	L + 7.00%		N/A(6)	04/2024	—	(4)	—	(20)
Mindbody, Inc.#	One stop	L + 7.00%	(c)	8.00%	02/2025	11,692	11,597	2.3	10,522
Mindbody, Inc.#	One stop	L + 7.00%	(c)	8.07%	02/2025	119	118	—	107
Ministry Brands, LLC	Senior loan	L + 4.00%	(b)	5.62%	12/2022	223	222	—	200
Ministry Brands, LLC#	Senior loan	L + 4.00%	(b)	5.62%	12/2022	131	131	—	118
Ministry Brands, LLC	Senior loan	L + 4.00%	(b)	5.62%	12/2022	128	127	—	115
MSHC, Inc.	Senior loan	L + 4.25%	(a)(f)	5.25%	12/2024	23	23	—	22
MSHC, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	—	—	(41)
Namely, Inc.	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	2,105	2,084	0.4	1,999
Namely, Inc.#	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	793	787	0.2	727
Namely, Inc.#(5)	One stop	L + 6.25%		N/A(6)	06/2024	—	—	—	(3)
Net Health Acquisition Corp.	One stop	L + 5.50%	(d)	6.57%	12/2023	871	864	0.2	845
Net Health Acquisition Corp.	One stop	L + 5.50%	(d)	6.57%	12/2023	749	743	0.2	727
Net Health Acquisition Corp.	One stop	L + 5.50%	(d)	6.57%	12/2023	111	111	—	108
Net Health Acquisition Corp.#(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(1)	—	(3)
Nextech Holdings, LLC	One stop	L + 5.50%	(a)	6.49%	06/2025	17,942	17,785	3.7	16,506
Nextech Holdings, LLC#	One stop	L + 5.50%	(c)	6.11%	06/2025	250	247	0.1	226
Nextech Holdings, LLC#(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(8)	—	(69)
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	7.61%	11/2023	592	587	0.1	521
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	7.61%	11/2023	515	510	0.1	452
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	7.61%	11/2023	294	293	0.1	259
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	7.61%	11/2023	$213	$213	—%	$187
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)(d)	7.61%	11/2023	100	99	—	88
Nexus Brands Group, Inc.#(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
Nexus Brands Group, Inc.#	One stop	L + 6.00%		N/A(6)	11/2023	—	—	—	—
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	P + 6.75%	(f)	8.25% cash/1.75% PIK	10/2024	130	124	—	133
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH#	One stop	L + 6.00%		N/A(6)	10/2024	—	—	—	1
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH#(5)	One stop	L + 7.75%		N/A(6)	10/2024	—	(7)	—	52
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.00%	01/2024	2,794	2,771	0.6	2,570
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.00%	01/2024	2,609	2,583	0.5	2,400
Property Brands, Inc.	One stop	L + 6.00%	(a)	7.00%	01/2024	1,128	1,119	0.2	1,038
Property Brands, Inc.#	One stop	L + 6.00%	(a)	7.00%	01/2024	920	913	0.2	847
Property Brands, Inc.#	One stop	L + 6.00%	(a)	7.00%	01/2024	397	394	0.1	365
Property Brands, Inc.#	One stop	L + 6.00%	(a)	7.00%	01/2024	337	335	0.1	310
Property Brands, Inc.#	One stop	L + 6.00%	(a)	7.00%	01/2024	336	333	0.1	309
Property Brands, Inc.#	One stop	L + 6.00%	(a)	7.00%	01/2024	265	263	0.1	244
Property Brands, Inc.#	One stop	L + 6.00%	(a)	7.00%	01/2024	140	139	—	129
Property Brands, Inc.#(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	(8)
Property Brands, Inc.#(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(7)	—	(78)
PCS Intermediate II Holdings, LLC	One stop	L + 5.50%	(e)	6.50%	01/2026	4,944	4,896	1.1	4,746
PCS Intermediate II Holdings, LLC#	One stop	L + 5.50%	(a)	6.50%	01/2026	40	39	—	36
Personify, Inc.	One stop	L + 5.75%	(c)	7.20%	09/2024	3,493	3,467	0.7	3,178
Personify, Inc.#	One stop	L + 5.75%	(c)	7.00%	09/2024	40	39	—	33
PlanSource Holdings, Inc.	One stop	L + 6.25%	(d)	7.95%	04/2025	2,818	2,792	0.6	2,706
PlanSource Holdings, Inc.#(5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	(3)
Project Power Buyer, LLC	One stop	L + 5.75%	(c)	7.21%	05/2026	2,845	2,814	0.6	2,703
Project Power Buyer, LLC#(5)	One stop	L + 5.75%		N/A(6)	05/2025	—	(1)	—	(4)
PT Intermediate Holdings III, LLC	One stop	L + 5.50%	(c)	6.95%	10/2025	23,346	22,992	4.8	21,478
Qgenda Intermediate Holdings, LLC	One stop	L + 5.00%	(a)	6.00%	06/2025	5,115	5,071	1.1	4,809
Qgenda Intermediate Holdings, LLC	One stop	L + 5.00%	(a)	6.00%	06/2025	2,475	2,452	0.5	2,326
Qgenda Intermediate Holdings, LLC#	One stop	L + 5.00%	(a)	6.00%	06/2025	100	99	—	94
Recordxtechnologies, LLC	One stop	L + 5.50%	(a)	6.50%	12/2025	18,794	18,569	3.9	17,666
Recordxtechnologies, LLC#	One stop	L + 5.50%	(a)	6.50%	12/2025	100	98	—	88
Recordxtechnologies, LLC#(5)	One stop	L + 5.50%		N/A(6)	12/2025	—	(23)	—	—
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)	5.25%	12/2024	1,223	1,214	0.2	1,126
RegEd Aquireco, LLC#	Senior loan	L + 4.25%	(a)(f)	5.43%	12/2024	118	117	—	108
RegEd Aquireco, LLC#(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(27)	—	—
Saba Software, Inc.	Senior loan	L + 4.50%	(a)	5.50%	05/2023	14,177	14,079	3.1	14,177
SnapLogic, Inc. (5)	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	3	(3)	—	3
SnapLogic, Inc. #(5)	One stop	L + 3.25%		N/A(6)	09/2024	—	(6)	—	(54)
SnapLogic, Inc. #(5)	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	(1)
Sonatype, Inc.	One stop	L + 6.75%	(a)	7.52%	12/2025	12,912	12,789	2.7	12,267
Sonatype, Inc.#(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(3)	—	(8)
Telesoft Holdings LLC	One stop	L + 5.75%	(c)	7.20%	12/2025	21,275	20,819	4.6	20,849
Telesoft Holdings LLC#	One stop	L + 5.75%	(a)	6.75%	12/2025	150	145	—	147
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(c)	5.95%	12/2024	$824	$818	0.2%	$783
TI Intermediate Holdings, LLC#	Senior loan	L + 4.50%	(a)(f)	5.65%	12/2024	24	24	—	23
Transact Holdings, Inc.	Senior loan	L + 4.75%	(a)	5.74%	4/1/2026	761	751	0.1	590
Transaction Data Systems, Inc.	One stop	L + 5.25%	(c)	6.71%	06/2021	13,727	13,702	2.9	13,178
Transaction Data Systems, Inc.#	One stop	L + 5.25%	(a)(c)	6.71%	06/2021	28	28	—	27
Trintech, Inc.	One stop	L + 6.00%	(c)	7.78%	12/2023	2,104	2,087	0.5	2,041
Trintech, Inc.	One stop	L + 6.00%	(c)	7.78%	12/2023	1,046	1,038	0.2	1,015
Trintech, Inc. #	One stop	P + 5.00%	(c)(f)	8.19%	12/2023	150	149	—	146
True Commerce, Inc.	One stop	L + 5.75%	(c)	7.20%	11/2023	1,305	1,295	0.3	1,278
True Commerce, Inc.#	One stop	L + 5.75%	(c)	7.12%	11/2023	75	74	—	73
Upserve, Inc.	One stop	L + 6.50%	(e)	7.50%	07/2023	1,694	1,683	0.3	1,559
Upserve, Inc.#	One stop	L + 6.50%	(e)	7.50%	07/2023	565	562	0.1	520
Upserve, Inc.#(5)	One stop	L + 6.50%		N/A(6)	07/2023	—	—	—	(2)
Vector CS Midco Limited & Cloudsense Ltd.#(7)(8)(9)	One stop	N/A		4.50% cash/3.55% PIK	05/2024	1,951	1,935	0.4	1,724
Vector CS Midco Limited & Cloudsense Ltd.#(7)(8)(9)	One stop	L + 8.05%	(i)	4.50% cash/3.55% PIK	05/2024	58	58	—	58
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(c)	7.45%	12/2023	1,614	1,597	0.4	1,598
Velocity Technology Solutions, Inc.#	One stop	L + 6.00%	(d)	7.45%	12/2023	50	49	—	49
Workforce Software, LLC	One stop	L + 6.50%	(c)	8.11%	07/2025	10,900	10,707	2.3	10,464
Workforce Software, LLC#(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(2)	—	—
						451,135	445,582	94.7	428,160
Electronics
Appriss Holdings, Inc.	One stop	L + 5.50%	(a)	6.49%	06/2026	8,606	8,457	1.9	8,434
Appriss Holdings, Inc.#	One stop	L + 5.50%	(a)	6.49%	06/2025	101	97	—	97
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	6.57%	04/2022	7,648	7,585	1.7	7,648
Diligent Corporation#	One stop	L + 5.50%	(d)	7.42%	04/2022	3,701	3,671	0.8	3,701
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	6.93%	04/2022	2,471	2,452	0.5	2,471
Diligent Corporation	One stop	L + 5.50%	(c)(d)	6.57%	04/2022	1,933	1,921	0.4	1,933
Diligent Corporation#	One stop	L + 5.50%	(d)	7.42%	04/2022	952	944	0.2	952
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	6.92%	04/2022	721	711	0.2	721
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	6.57%	04/2022	274	273	0.1	274
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	6.57%	04/2022	96	95	—	96
Diligent Corporation#(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(21)	—	—
Episerver, Inc.#(7)(8)	One stop	L + 6.25%	(a)	6.25%	10/2024	4,749	4,702	1.0	4,374
Episerver, Inc.#	One stop	L + 6.00%	(a)	7.00%	10/2024	2,754	2,726	0.6	2,616
Episerver, Inc.#(5)	One stop	L + 6.00%		N/A(6)	10/2024	—	(2)	—	(10)
ES Acquisition, LLC	One stop	L + 5.50%	(c)	7.18%	11/2025	15,938	15,787	3.4	15,141
ES Acquisition, LLC#	One stop	L + 5.50%	(c)	7.41%	11/2025	861	853	0.2	818
ES Acquisition, LLC#	One stop	L + 5.50%	(c)(d)	7.18%	11/2025	196	194	—	184
ES Acquisition, LLC#(5)	One stop	L + 5.50%		N/A(6)	11/2025	—	(42)	—	—
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.25%	(d)	5.32%	11/2025	13,643	13,482	2.8	12,551
Red Dawn SEI Buyer, Inc.#	Senior loan	L + 4.25%	(a)	5.25%	11/2025	250	247	—	230
Red Dawn SEI Buyer, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(23)	—	(193)
Silver Peak Systems, Inc.	One stop	L + 7.00%	(a)	9.00%	04/2024	1,461	1,444	0.3	1,432
Silver Peak Systems, Inc. #	One stop	L + 7.00%		N/A(6)	04/2024	—	—	—	1
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics - (continued)
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	$7,513	$7,390	1.6%	$7,362
Sovos Compliance	Second lien	L + 0.00%		12.00% PIK	04/2025	3,597	3,529	0.8	3,597
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	735	729	0.2	721
Sovos Compliance#	Second lien	L + 0.00%		12.00% PIK	04/2025	543	532	0.1	543
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	505	495	0.1	495
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	328	317	0.1	322
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	99	97	—	97
						79,675	78,642	17.0	76,608
Finance
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)(d)	5.57%	03/2026	6,412	6,358	1.4	6,156
Institutional Shareholder Services#	Senior loan	L + 4.50%	(c)(d)	5.56%	03/2024	100	98	—	92
						6,512	6,456	1.4	6,248
Healthcare, Education and Childcare
ACP Ulysses Buyer, Inc.	Senior loan	L + 5.00%	(c)(d)	6.07%	02/2026	4,903	4,854	1.1	4,706
Aspen Medical Products, LLC	One stop	L + 5.25%	(a)	6.88%	06/2025	1,038	1,029	0.3	955
Aspen Medical Products, LLC#	One stop	L + 5.25%	(c)	6.50%	06/2025	17	17	—	16
Belmont Instrument, LLC	Senior loan	L + 4.75%	(d)	5.82%	12/2023	1,793	1,776	0.4	1,703
BIO18 Borrower, LLC	One stop	L + 5.25%	(c)	7.03%	11/2024	1,763	1,746	0.4	1,728
BIO18 Borrower, LLC#	One stop	L + 5.25%	(c)	7.03%	11/2024	1,639	1,623	0.4	1,606
BIO18 Borrower, LLC#	One stop	L + 5.25%	(c)	6.55%	11/2024	105	104	—	103
BIO18 Borrower, LLC#(5)	One stop	L + 5.25%	(c)	N/A(6)	11/2024	—	(4)	—	(8)
Blades Buyer, Inc.	Senior loan	L + 4.50%	(c)(f)	6.00%	08/2025	791	786	0.2	759
Blades Buyer, Inc.#	Senior loan	L + 4.50%	(a)	5.50%	08/2025	45	45	—	43
Blades Buyer, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	08/2025	—	(3)	—	(16)
CMI Parent Inc.	Senior loan	L + 4.25%	(c)	5.95%	08/2025	14,577	14,447	3.1	13,848
CMI Parent Inc.#	Senior loan	L + 4.25%	(a)(c)	5.25%	08/2025	150	149	—	142
CRH Healthcare Purchaser, Inc.	Senior loan	L + 4.50%	(c)	5.95%	12/2024	2,383	2,364	0.5	2,288
CRH Healthcare Purchaser, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	(6)
CRH Healthcare Purchaser, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(13)	—	(68)
Elite Dental Partners LLC	One stop	L + 5.25%	(d)	6.32%	06/2023	745	738	0.1	581
Elite Dental Partners LLC#	One stop	L + 5.25%	(d)	6.32%	06/2023	653	646	0.1	509
Elite Dental Partners LLC#	One stop	L + 5.25%	(d)	6.32%	06/2023	612	606	0.1	477
Elite Dental Partners LLC#	One stop	L + 5.25%	(d)	6.32%	06/2023	583	578	0.1	455
Elite Dental Partners LLC#	One stop	L + 5.25%	(d)	6.32%	06/2023	559	554	0.1	436
Elite Dental Partners LLC#	One stop	L + 5.25%	(c)(d)	6.32%	06/2023	100	99	—	78
Elite Dental Partners LLC#(5)	One stop	L + 5.25%	(d)	6.32%	06/2023	7	(19)	—	5
ERG Buyer, LLC	One stop	L + 5.50%	(c)	6.95%	05/2024	2,301	2,277	0.5	2,071
ERG Buyer, LLC#	One stop	P + 4.50%	(f)	7.75%	05/2024	150	148	—	135
ERG Buyer, LLC#(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(40)	—	—
eSolutions, Inc.	One stop	L + 6.50%	(a)	7.50%	03/2022	22,756	22,596	4.9	22,301
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	7.70%	05/2023	1,539	1,443	0.3	1,419
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	7.70%	05/2023	1,137	1,133	0.2	1,046
FYI Optical Acquisitions, Inc. & FYI USA Inc.#(7)(8)(13)	One stop	L + 4.50%		6.24%	03/2027	803	795	0.2	688
FYI Optical Acquisitions, Inc. & FYI USA Inc.#(5)(7)(13)	One stop	L + 4.50%		N/A(6)	03/2027	—	(16)	—	(111)
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
FYI Optical Acquisitions, Inc. & FYI USA Inc.#(5)(7)(8)(13)	One stop	L + 4.50%		N/A(6)	03/2027	$—	$(41)	(0.1)%	$(263)
Krueger-Gilbert Health Physics, LLC#	Senior loan	L + 5.25%	(c)	6.70%	05/2025	478	474	0.1	445
Krueger-Gilbert Health Physics, LLC#	Senior loan	L + 5.25%	(c)	6.70%	05/2025	179	169	—	167
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.70%	05/2025	129	128	—	120
Krueger-Gilbert Health Physics, LLC#	Senior loan	L + 5.25%	(c)	6.48%	05/2025	25	25	—	22
MD Now Holdings, Inc.	One stop	L + 5.00%	(d)	6.07%	08/2024	2,913	2,891	0.6	2,796
MD Now Holdings, Inc.#	One stop	L + 5.00%	(d)	6.07%	08/2024	242	237	0.1	209
MD Now Holdings, Inc.#	One stop	L + 5.00%	(c)	6.45%	08/2024	150	149	—	144
ONsite Mammography, LLC	One stop	L + 6.00%	(d)	7.07%	11/2023	673	666	0.1	645
ONsite Mammography, LLC#	One stop	L + 6.00%	(a)(d)	7.04%	11/2023	50	47	—	48
ONsite Mammography, LLC#	One stop	L + 6.00%	(a)	7.00%	11/2023	40	40	—	38
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.36%	10/2023	1,622	1,609	0.4	1,492
Summit Behavioral Healthcare, LLC#	Senior loan	L + 4.75%	(c)	6.31%	10/2023	150	149	—	138
Summit Behavioral Healthcare, LLC#	Senior loan	L + 4.75%	(c)	6.36%	10/2023	64	63	—	59
						67,864	67,063	14.2	63,949
Hotels, Motels, Inns, and Gaming
Davidson Hotel Company, LLC	One stop	L + 5.25%	(a)	6.25%	07/2024	2,106	2,088	0.3	1,579
Davidson Hotel Company, LLC#	One stop	L + 5.25%	(a)	6.25%	07/2024	422	422	0.1	316
Davidson Hotel Company, LLC#	One stop	L + 5.25%	(a)	6.25%	07/2024	50	50	—	38
Davidson Hotel Company, LLC#(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(5)	—	—
						2,578	2,555	0.4	1,933
Insurance
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	7.39%	08/2025	365	360	0.1	358
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.75%	(c)	0.08%	08/2025	320	318	0.1	314
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.75%	(c)	7.47%	08/2025	193	192	—	190
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.75%	(c)	7.26%	08/2025	133	126	—	114
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.75%	(c)	6.97%	08/2025	15	14	—	14
J.S. Held Holdings, LLC	One stop	L + 6.00%	(c)(d)	7.07%	07/2025	17,764	17,381	3.6	16,344
J.S. Held Holdings, LLC#	One stop	L + 6.00%	(c)	7.22%	07/2025	116	112	—	100
J.S. Held Holdings, LLC#(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(14)	—	(88)
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%	(c)	5.57%	12/2024	811	804	0.2	746
Orchid Underwriters Agency, LLC#	Senior loan	L + 4.50%	(c)	5.62%	12/2024	19	19	—	18
Orchid Underwriters Agency, LLC#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(3)	—	(32)
RSC Acquisition, Inc.	One stop	L + 5.50%	(c)	7.26%	10/2026	9,351	9,174	2.0	8,977
RSC Acquisition, Inc.#(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(1)	—	(3)
RSC Acquisition, Inc.#(5)	One stop	L + 5.50%	(c)	N/A(6)	10/2026	—	(41)	—	(87)
						29,087	28,441	6.0	26,965
Leisure, Amusement, Motion Pictures, Entertainment
CR Fitness Holdings, LLC	Senior loan	L + 4.00%	(c)	5.45%	07/2025	317	314	0.1	279
CR Fitness Holdings, LLC#	Senior loan	L + 4.00%	(c)(f)	5.00%	07/2025	106	103	—	93
CR Fitness Holdings, LLC#	Senior loan	L + 4.00%	(c)(f)	5.18%	07/2025	37	37	—	33
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	6.20%	01/2025	1,746	1,733	0.4	1,607
EOS Fitness Opco Holdings, LLC#	One stop	L + 4.75%	(c)	6.20%	01/2025	271	266	—	241
EOS Fitness Opco Holdings, LLC#	One stop	P + 3.75%	(f)	7.00%	01/2025	60	60	—	55
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure, Amusement, Motion Pictures, Entertainment - (continued)
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	6.70%	07/2025	$14,013	$13,933	2.9%	$13,032
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.99%	07/2025	3,654	3,614	0.8	3,399
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.70%	07/2025	1,984	1,973	0.4	1,845
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.45%	07/2025	100	100	—	93
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	5.75%	05/2024	1,984	1,957	0.4	1,826
Sunshine Sub, LLC#	One stop	L + 4.75%	(a)	5.75%	05/2024	1,942	1,916	0.4	1,787
Sunshine Sub, LLC#	One stop	L + 4.75%	(a)	5.75%	05/2024	100	99	—	92
Titan Fitness, LLC	One stop	L + 4.75%	(c)	6.50%	02/2025	6,689	6,636	1.4	6,154
Titan Fitness, LLC#	One stop	L + 4.75%	(c)	6.38%	02/2025	789	778	0.2	726
Titan Fitness, LLC#	One stop	L + 4.75%	(c)(f)	6.00%	02/2025	237	235	—	217
WBZ Investment LLC	One stop	L + 5.50%	(c)(f)	6.95%	09/2024	1,427	1,416	0.3	1,284
WBZ Investment LLC#	One stop	L + 5.50%	(a)(d)	6.50%	09/2024	473	470	0.1	426
WBZ Investment LLC#	One stop	L + 5.50%	(c)	6.95%	09/2024	329	326	0.1	296
WBZ Investment LLC#	One stop	L + 5.50%	(c)	6.95%	09/2024	168	166	—	151
WBZ Investment LLC#	One stop	L + 5.50%	(a)(c)	6.50%	09/2024	40	40	—	35
						36,466	36,172	7.5	33,671
Oil and Gas
Drilling Info Holdings, Inc.	Senior loan	L + 4.50%	(a)	5.49%	07/2025	12,142	11,816	2.6	11,413
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%	(a)	5.24%	07/2025	9,329	9,227	1.9	8,667
Drilling Info Holdings, Inc.#	Senior loan	L + 4.25%	(a)	5.15%	07/2023	75	74	—	68
Drilling Info Holdings, Inc.#	Senior loan	L + 4.50%	(a)	5.40%	07/2023	65	61	—	59
Drilling Info Holdings, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(5)	—	(33)
						21,611	21,173	4.5	20,174
Personal and Non Durable Consumer Products (Mfg. Only)
WU Holdco, Inc.	One stop	L + 5.50%	(c)	6.99%	03/2026	1,075	1,066	0.2	1,054
WU Holdco, Inc. #	One stop	L + 5.50%	(c)	7.19%	03/2026	165	164	0.1	161
WU Holdco, Inc. #	One stop	L + 5.50%	(c)	6.72%	03/2025	20	20	—	19
						1,260	1,250	0.3	1,234
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC	One stop	L + 5.00%	(d)	6.07%	07/2026	5,516	5,467	1.1	5,130
Blue River Pet Care, LLC#	One stop	L + 5.00%	(c)(d)	6.06%	08/2025	138	136	—	123
Blue River Pet Care, LLC#(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(38)	(0.1)	(297)
Captain D's, LLC	Senior loan	L + 4.50%	(c)(d)	5.50%	12/2023	1,246	1,234	0.3	1,121
Captain D's, LLC#	Senior loan	P + 3.50%	(c)(f)	6.74%	12/2023	61	60	—	52
Encorevet Group LLC#	Senior loan	L + 5.00%	(c)	6.45%	11/2024	1,828	1,828	0.4	1,700
Encorevet Group LLC#	Senior loan	L + 5.00%	(c)	6.58%	11/2024	942	934	0.2	876
Encorevet Group LLC#	Senior loan	L + 5.00%	(c)	6.45%	11/2024	162	162	—	151
Encorevet Group LLC#	Senior loan	L + 5.00%	(c)	6.23%	11/2024	25	25	—	22
Encorevet Group LLC#(5)	Senior loan	L + 5.00%		N/A(6)	11/2024	—	(48)	(0.1)	(363)
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)	6.60%	08/2023	1,526	1,511	0.3	1,449
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)	6.73%	08/2023	1,452	1,434	0.3	1,379
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)	6.51%	08/2023	1,111	1,101	0.2	1,056
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)	6.60%	08/2023	879	871	0.2	835
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)	6.62%	08/2023	750	742	0.2	712
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)	6.88%	08/2023	$619	$613	0.1%	$588
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)	6.51%	08/2023	599	594	0.1	569
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)	6.51%	08/2023	488	483	0.1	464
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)	6.56%	08/2023	446	442	0.1	423
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)	6.87%	08/2023	444	440	0.1	422
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)	6.27%	08/2023	384	380	0.1	365
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)(c)	6.26%	08/2023	165	163	—	156
Imperial Optical Midco Inc.#	One stop	L + 5.25%	(b)	6.51%	08/2023	148	146	—	140
Imperial Optical Midco Inc.#	One stop	L + 5.25%		N/A(6)	08/2023	—	—	—	—
Imperial Optical Midco Inc.#(5)	One stop	L + 5.25%		N/A(6)	08/2023	—	(23)	—	—
Midwest Veterinary Partners, LLC#	One stop	L + 4.75%	(d)	5.82%	07/2025	797	790	0.2	773
Midwest Veterinary Partners, LLC#	One stop	L + 6.00%	(a)	7.00%	07/2025	630	601	0.2	611
Midwest Veterinary Partners, LLC	One stop	L + 6.00%	(d)	7.07%	07/2025	249	246	0.1	241
Midwest Veterinary Partners, LLC#	One stop	L + 4.75%	(d)	5.82%	07/2025	100	99	—	97
NVA Holdings, Inc.	Senior loan	L + 3.50%	(c)	4.95%	02/2026	1,001	991	0.2	921
PPV Intermediate Holdings II, LLC#	One stop	L + 5.00%	(c)(d)	7.33%	05/2023	1,709	1,708	0.4	1,588
PPV Intermediate Holdings II, LLC#	One stop	P + 4.00%	(d)(f)	6.75%	05/2023	50	50	—	48
PPV Intermediate Holdings II, LLC#	One stop	N/A		7.90% PIK	05/2023	8	8	—	8
Ruby Slipper Cafe LLC, The#	One stop	L + 7.50%	(c)	8.95%	01/2023	334	332	0.1	317
Ruby Slipper Cafe LLC, The#	One stop	L + 7.50%	(c)	8.62%	01/2023	85	84	—	81
Ruby Slipper Cafe LLC, The#	One stop	L + 7.50%	(c)	8.70%	01/2023	20	20	—	19
Southern Veterinary Partners, LLC#(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(370)	(0.3)	(1,184)
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	5.24%	04/2025	17,010	16,869	3.6	16,160
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.25%	(a)	5.18%	04/2025	1,435	1,393	0.3	1,181
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.25%	(a)	5.24%	04/2025	1,238	1,227	0.3	1,176
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.25%	(a)	5.24%	04/2025	623	618	0.1	592
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.25%	(a)	5.05%	04/2025	500	496	0.1	475
						44,718	43,819	8.9	40,177
Printing and Publishing
Messenger, LLC	One stop	L + 6.00%	(a)(c)(f)	7.16%	08/2023	2,041	2,027	0.4	1,898
Messenger, LLC#	One stop	P + 5.00%	(f)	8.25%	08/2023	16	16	—	14
Messenger, LLC#(5)	One stop	L + 6.00%		N/A(6)	08/2023	—	(1)	—	—
						2,057	2,042	0.4	1,912
Retail Stores
2nd Ave. LLC	One stop	L + 5.50%	(d)	7.28%	09/2025	1,391	1,378	0.3	1,112
2nd Ave. LLC#	One stop	L + 5.50%	(a)(c)	6.65%	09/2025	50	50	—	40
Jet Equipment & Tools Ltd.#(7)(8)(10)	One stop	L + 5.75%	(a)	7.41%	11/2024	4,278	4,237	0.8	3,661
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.75%	(a)	6.75%	11/2024	3,373	3,345	0.7	3,103
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.75%	(a)	6.75%	11/2024	1,036	1,028	0.2	953
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.75%	(a)	6.75%	11/2024	399	395	0.1	367
Jet Equipment & Tools Ltd.#(5)(7)(8)(10)	One stop	L + 5.75%		N/A(6)	11/2024	—	(1)	(0.1)	(11)
Pet Supplies Plus, LLC	Senior loan	L + 4.50%	(b)	6.16%	12/2024	3,325	3,298	0.7	3,158
Pet Supplies Plus, LLC#	Senior loan	L + 4.50%	(b)	5.50%	12/2023	112	111	0.1	106
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(d)	6.32%	10/2024	929	922	0.2	836
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Retail Stores - (continued)
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.25%	(d)	6.32%	10/2024	$674	$668	0.1%	$606
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.25%	(c)(f)	6.84%	10/2024	43	42	—	38
Sola Franchise, LLC and Sola Salon Studios, LLC#(5)	One stop	L + 5.25%		N/A(6)	10/2024	—	(6)	—	(85)
Vermont Aus Pty Ltd#(7)(8)(11)	One stop	L + 5.25%	(j)	5.84%	12/2024	439	432	0.1	366
Vermont Aus Pty Ltd#(7)(8)(11)	One stop	L + 5.25%	(j)	5.84%	12/2024	16	14	—	7
						16,065	15,913	3.2	14,257
Total debt investments						$842,468	$831,525	175.2%	$791,098

Equity Investments(14)(15)
Automobile
Grease Monkey International, LLC#	LLC units	N/A		N/A	N/A	73	$73	0.1%	$159
Quick Quack Car Wash Holdings, LLC#	LLC units	N/A		N/A	N/A	—	93	—	76
							166	0.1	235
Beverage, Food and Tobacco
Mendocino Farms, LLC#	Common stock	N/A		N/A	N/A	59	257	—	249
SSRG Holdings, LLC#	LLC units	N/A		N/A	N/A	40	399	0.1	283
Wood Fired Holding Corp.#	LLC units	N/A		N/A	N/A	103	103	—	82
Wood Fired Holding Corp.#	LLC units	N/A		N/A	N/A	103	—	—	—
							759	0.1	614
Buildings and Real Estate
Groundworks LLC#	LLC units	N/A		N/A	N/A	—	42	—	29

Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC#	LLC units	N/A		N/A	N/A	—	34	—	6

Diversified/Conglomerate Service
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.#	Preferred stock	N/A		N/A	N/A	217	171	—	170
Astute Holdings, Inc. #	LP interest	N/A		N/A	N/A	—	83	—	93
Calabrio, Inc. #	Common stock	N/A		N/A	N/A	58	444	0.1	496
Caliper Software, Inc.#	Preferred stock	N/A		N/A	N/A	1	596	0.2	675
Caliper Software, Inc.#	Common stock	N/A		N/A	N/A	53	53	—	106
Caliper Software, Inc.#	Preferred stock	N/A		N/A	N/A	—	8	—	10
Centrify Corporation#	LP interest	N/A		N/A	N/A	—	170	—	50
Centrify Corporation#	LP interest	N/A		N/A	N/A	60	—	—	—
Cloudbees, Inc.#	Preferred stock	N/A		N/A	N/A	15	93	—	73
Cloudbees, Inc.#	Warrant	N/A		N/A	N/A	19	27	—	39
Confluence Technologies, Inc.#	LLC interest	N/A		N/A	N/A	—	53	—	83
Connexin Software, Inc. #	LLC interest	N/A		N/A	N/A	26	26	—	31
Convercent, Inc.#	Warrant	N/A		N/A	N/A	82	16	—	24
Digital Guardian, Inc.#	Preferred stock	N/A		N/A	N/A	72	87	—	67
Digital Guardian, Inc.#	Warrant	N/A		N/A	N/A	25	43	—	43
Digital Guardian, Inc.#	Preferred stock	N/A		N/A	N/A	15	27	—	26
Digital Guardian, Inc.#	Preferred stock	N/A		N/A	N/A	14	25	—	28
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index (1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Digital Guardian, Inc.#	Warrant	N/A	N/A	N/A	3	$4	—%	$9
EWC Growth Partners LLC#	LLC units	N/A	N/A	N/A	—	25	0.1	22
GS Acquisitionco, Inc.#	LP interest	N/A	N/A	N/A	—	44	—	83
HSI Halo Acquisition, Inc.#	Preferred stock	N/A	N/A	N/A	—	75	—	65
HSI Halo Acquisition, Inc.#	Preferred stock	N/A	N/A	N/A	—	—	—	—
Internet Truckstop Group LLC#	LP interest	N/A	N/A	N/A	146	146	—	138
MetricStream, Inc.#	Warrant	N/A	N/A	N/A	44	67	—	48
Namely, Inc.#	Warrant	N/A	N/A	N/A	8	14	—	20
Net Health Acquisition Corp.#	LP interest	N/A	N/A	N/A	—	126	—	124
Nexus Brands Group, Inc.#	LP interest	N/A	N/A	N/A	—	49	—	29
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH#	Warrant	N/A	N/A	N/A	2	6	—	6
Property Brands, Inc.#	LLC units	N/A	N/A	N/A	11	106	0.1	163
PCS Intermediate II Holdings, LLC#	LLC units	N/A	N/A	N/A	13	126	—	117
Personify, Inc.#	LLC units	N/A	N/A	N/A	145	145	0.1	170
Pride Midco, Inc.#	Preferred stock	N/A	N/A	N/A	1	556	0.2	605
RegEd Aquireco, LLC#	LP interest	N/A	N/A	N/A	—	70	—	54
RegEd Aquireco, LLC#	LP interest	N/A	N/A	N/A	1	—	—	—
SnapLogic, Inc. #	Preferred stock	N/A	N/A	N/A	43	108	0.1	145
SnapLogic, Inc. #	Warrant	N/A	N/A	N/A	16	6	—	38
Telesoft Holdings LLC#	LP interest	N/A	N/A	N/A	131	131	—	99
						3,726	0.9	3,949
Electronics
Appriss Holdings, Inc.#	Preferred stock	N/A	N/A	N/A	—	52	—	59
Episerver, Inc.#	Common stock	N/A	N/A	N/A	17	173	—	124
ES Acquisition, LLC#	LP interest	N/A	N/A	N/A	—	289	0.1	236
Red Dawn SEI Buyer, Inc.#	LP interest	N/A	N/A	N/A	219	219	—	177
Silver Peak Systems, Inc. #	Warrant	N/A	N/A	N/A	17	6	—	12
						739	0.1	608
Healthcare, Education and Childcare
Aspen Medical Products, LLC#	Common stock	N/A	N/A	N/A	—	17	—	12
BIO18 Borrower, LLC#(16)	LLC units	N/A	N/A	N/A	141	246	0.1	314
CMI Parent Inc.#	LLC units	N/A	N/A	N/A	—	492	0.1	476
CMI Parent Inc.#	LLC units	N/A	N/A	N/A	5	5	—	—
CRH Healthcare Purchaser, Inc.#	LP interest	N/A	N/A	N/A	102	102	—	110
Elite Dental Partners LLC#	Common stock	N/A	N/A	N/A	—	161	—	7
ERG Buyer, LLC#	LLC units	N/A	N/A	N/A	—	165	—	23
ERG Buyer, LLC#	LLC units	N/A	N/A	N/A	2	2	—	—
Krueger-Gilbert Health Physics, LLC#	LLC interest	N/A	N/A	N/A	46	46	—	26
MD Now Holdings, Inc.#	LLC units	N/A	N/A	N/A	3	33	—	32
Summit Behavioral Healthcare, LLC#	LLC interest	N/A	N/A	N/A	—	14	—	8
Summit Behavioral Healthcare, LLC#	LLC interest	N/A	N/A	N/A	—	—	—	—
						1,283	0.2	1,008
Insurance
Orchid Underwriters Agency, LLC#	LP interest	N/A	N/A	N/A	18	18	—	14
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2020
(In thousands)

	Investment Type	Spread Above Index (1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure, Amusement, Motion Pictures, Entertainment
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	15	$24	—%	$20
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	10	16	—	14
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	9	13	—	11
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	8	12	—	10
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	3	5	—	4
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	—	—	—	—
						70	—	59

Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC#	LLC units	N/A	N/A	N/A	—	207	0.1	186
Captain D's, LLC#	LLC interest	N/A	N/A	N/A	15	15	—	9
Midwest Veterinary Partners, LLC#	LLC units	N/A	N/A	N/A	—	13	—	6
Midwest Veterinary Partners, LLC#	LLC units	N/A	N/A	N/A	3	—	—	—
PPV Intermediate Holdings II, LLC#	LLC interest	N/A	N/A	N/A	77	77	—	71
Ruby Slipper Cafe LLC, The#	LLC units	N/A	N/A	N/A	6	61	—	37
						373	0.1	309
Retail Stores
2nd Ave. LLC#	LP interest	N/A	N/A	N/A	157	157	—	87
Jet Equipment & Tools Ltd.#(7)(8)(10)	LLC units	N/A	N/A	N/A	—	173	0.1	239
Pet Supplies Plus, LLC#(16)	LLC units	N/A	N/A	N/A	34	34	—	61
Sola Franchise, LLC and Sola Salon Studios, LLC#	LLC units	N/A	N/A	N/A	1	88	—	104
Sola Franchise, LLC and Sola Salon Studios, LLC#	LLC units	N/A	N/A	N/A	—	18	—	21
						470	0.1	512
Total equity investments						$7,680	1.6%	$7,343

Total investments					$842,468	$839,205	176.8%	$798,441

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.21% (17)			$21,067	4.7%	$21,067
Total money market funds						$21,067	4.7%	$21,067

Total investments and money market funds						$860,272	181.5%	$819,508

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2020
(In thousands)

#	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 8).
(1)  The majority of the investments bear interest at a rate that is permitted to be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars or U.K. pound sterling (‘‘GBP’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’) or Prime (‘‘P’’) and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR, EURIBOR, or Prime and the weighted average current interest rate in effect as of March 31, 2020. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of March 31, 2020, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2020, as the loan may have priced or repriced based on an index rate prior to March 31, 2020.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.99% as of March 31, 2020.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 1.26% as of March 31, 2020.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 1.45% as of March 31, 2020.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 1.18% as of March 31, 2020.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 1.00% as of March 31, 2020.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.25% as of March 31, 2020.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.36% as of March 31, 2020.
(h) Denotes that all or a portion of the loan was indexed to the 30-day GBP LIBOR, which was 0.24% as of March 31, 2020.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.60% as of March 31, 2020.
(j) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.42% as of March 31, 2020.
(2)For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2020.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair value of the investment was valued using significant unobservable inputs. See Note 7. Fair Value Measurements.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of March 31, 2020. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2020, total non-qualifying assets at fair value represented 3.5% of the Company’s total assets calculated in accordance with the 1940 Act.
(8)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation.
(9)The headquarters of this portfolio company is located in the United Kingdom.
(10)The headquarters of this portfolio company is located in Canada.
(11)The headquarters of this portfolio company is located in Australia.
(12)The headquarters of this portfolio company is located in Luxembourg.
(13)The headquarters of this portfolio company is located in Andorra.
(14)Equity investments are non-income producing securities unless otherwise noted.
(15)Ownership of certain equity investments occurs through a holding company or partnership.
(16)The Company holds an equity investment that entitles it to receive preferential dividends.
(17)The rate shown is the annualized seven-day yield as of March 31, 2020.

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
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Chase Industries, Inc.#	Senior loan	L + 4.00%	(c)	6.10%	05/2025	$340	$324	0.1%	$340
Chase Industries, Inc.#	Senior loan	L + 4.00%	(c)(f)	6.10%	05/2023	153	152	0.1	153
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	03/2025	1,980	1,952	0.6	1,980
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	506	499	0.2	506
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	483	476	0.1	483
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	479	472	0.1	479
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	446	439	0.1	446
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	409	403	0.1	409
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	03/2025	307	302	0.1	307
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	03/2025	204	201	0.1	204
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	184	182	0.1	184
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	18	18	—	18
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	17	16	—	17
Togetherwork Holdings, LLC#(5)	One stop	L + 6.25%		N/A(6)	03/2024	—	(2)	—	—
						11,624	11,407	3.5	11,624
Diversified/Conglomerate Service
3ES Innovation, Inc.(7)(10)	One stop	L + 5.75%	(d)	7.81%	05/2025	3,774	3,695	1.1	3,774
3ES Innovation, Inc.#(5)(7)(10)	One stop	L + 5.75%		N/A(6)	05/2025	—	(2)	—	—
Apptio, Inc.	One stop	L + 7.25%	(c)	9.56%	01/2025	12,605	12,382	3.7	12,605
Apptio, Inc.#(5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(2)	—	—
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%	(a)(f)	6.79%	04/2026	986	980	0.3	986
Arch Global CCT Holdings Corp.#	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	—
Arch Global CCT Holdings Corp.#	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	—
Astute Holdings, Inc.	One stop	L + 6.00%	(a)	8.04%	04/2025	2,813	2,787	0.8	2,813
Astute Holdings, Inc.#	One stop	L + 6.00%	(a)	8.04%	04/2025	20	19	—	20
Astute Holdings, Inc.#(5)	One stop	L + 6.00%		N/A(6)	04/2025	—	(11)	—	—
AutoQuotes, LLC	One stop	L + 5.75%	(c)	7.88%	11/2024	2,326	2,306	0.7	2,326
AutoQuotes, LLC#	One stop	L + 5.75%		N/A(6)	11/2024	—	—	—	—
Axiom Merger Sub Inc.#	One stop	L + 5.50%	(b)(c)	7.85%	04/2026	1,164	1,145	0.3	1,164
Axiom Merger Sub Inc.#(7)(8)	One stop	E + 5.75%	(g)	5.75%	04/2026	485	477	0.1	469
Axiom Merger Sub Inc.#(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(1)	—	—
Axiom Merger Sub Inc.#(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(17)	—	—
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)	7.79%	02/2024	8,418	8,311	2.5	8,418
Bazaarvoice, Inc.#(5)	One stop	L + 5.75%		N/A(6)	02/2024	—	(3)	—	—
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	6.35%	07/2026	584	577	0.2	578
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	6.35%	07/2026	155	153	0.1	153
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(c)	6.35%	07/2026	65	63	—	63
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Bullhorn, Inc.	One stop	L + 6.75%	(b)	8.91%	11/2022	2,562	2,569	0.8	2,588
Bullhorn, Inc.	One stop	L + 6.75%	(b)	8.91%	11/2022	614	615	0.2	620
Calabrio, Inc.	One stop	L + 6.50%	(c)	8.60%	06/2025	22,076	21,867	6.4	22,076
Calabrio, Inc.#	One stop	L + 6.50%	(a)	8.54%	06/2025	70	69	—	70
Caliper Software, Inc.	One stop	L + 6.00%	(c)(f)	8.10%	11/2025	6,742	6,662	2.0	6,742
Caliper Software, Inc.#	One stop	L + 6.00%	(c)	8.10%	11/2023	142	140	—	142
Centrify Corporation	One stop	L + 6.25%	(c)	8.36%	08/2024	5,233	5,169	1.5	5,076
Centrify Corporation#	One stop	P + 5.25%	(f)	10.25%	08/2024	150	148	0.1	146
Cloudbees, Inc.#	One stop	L + 9.00%	(a)	10.60% cash/0.50% PIK	05/2023	842	826	0.3	838
Cloudbees, Inc.#	One stop	L + 9.00%	(a)	10.54% cash/0.50% PIK	08/2021	494	490	0.1	480
Cloudbees, Inc.#	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.#	One stop	L + 5.50%	(a)	7.55%	03/2024	2,531	2,507	0.7	2,531
Confluence Technologies, Inc.#(5)	One stop	L + 5.50%		N/A(6)	03/2024	—	(1)	—	—
Connexin Software, Inc.	One stop	L + 8.50%	(a)	10.54%	02/2024	1,261	1,248	0.4	1,249
Connexin Software, Inc.#	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Conservice, LLC	One stop	L + 5.25%	(a)	7.29%	12/2024	$893	$885	0.3%	$893
Conservice, LLC#	One stop	L + 5.25%		N/A(6)	12/2024	—	—	—	—
Digital Guardian, Inc.#	One stop	L + 9.50%	(c)	8.82% cash/3.00% PIK	06/2023	1,647	1,637	0.5	1,729
Digital Guardian, Inc.#	Subordinated debt	N/A		8.00% PIK	06/2023	2	—	—	2
Digital Guardian, Inc.#	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	—
Digital Guardian, Inc.#(5)	One stop	L + 6.50%		N/A(6)	06/2023	—	(1)	—	7
E2open, LLC	One stop	L + 5.75%	(c)	7.87%	11/2024	22,942	22,596	6.7	22,942
E2open, LLC#(5)	One stop	L + 5.75%		N/A(6)	11/2024	—	(4)	—	—
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.80%	05/2024	13,304	13,155	3.8	13,138
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.80%	05/2024	4,427	4,382	1.3	4,372
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.80%	05/2024	1,158	1,146	0.3	1,144
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.80%	05/2024	1,069	1,058	0.3	1,055
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.80%	05/2024	669	662	0.2	661
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.80%	05/2024	25	24	—	23
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(c)	7.87%	08/2026	969	957	0.3	959
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%		N/A(6)	09/2025	—	—	—	—
HSI Halo Acquisition, Inc.#(5)	One stop	L + 5.75%		N/A(6)	08/2026	—	(3)	—	(3)
ICIMS, Inc.	One stop	L + 6.50%	(a)	8.56%	09/2024	3,240	3,189	0.9	3,240
ICIMS, Inc.	One stop	L + 6.50%	(a)	8.56%	09/2024	1,065	1,054	0.3	1,065
ICIMS, Inc.#(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
Imprivata, Inc.	Senior loan	L + 4.00%	(c)	6.10%	10/2023	1,159	1,149	0.3	1,159
Imprivata, Inc.#(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(1)	—	—
Infogix, Inc.	One stop	L + 6.50%	(c)	8.60%	04/2024	1,472	1,466	0.4	1,442
Infogix, Inc.	One stop	L + 6.50%	(c)	8.60%	04/2024	231	228	0.1	226
Infogix, Inc.#	One stop	L + 6.50%	(c)	8.60%	04/2024	13	13	—	12
Integral Ad Science, Inc.	One stop	L + 7.25%	(a)	8.05% cash/1.25% PIK	07/2024	3,307	3,258	1.0	3,307
Integral Ad Science, Inc.#(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(1)	—	(2)
Integration Appliance, Inc.	One stop	L + 7.25%	(c)	9.43%	08/2023	14,125	14,015	4.1	14,125
Integration Appliance, Inc.#	One stop	L + 7.25%	(a)	9.29%	08/2023	1	1	—	1
Internet Truckstop Group LLC	One stop	L + 5.50%	(c)	7.61%	04/2025	8,118	7,932	2.4	8,118
Internet Truckstop Group LLC#(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(3)	—	—
Invoice Cloud, Inc.#	One stop	L + 6.50%	(c)	5.43% cash/3.25% PIK	02/2024	1,077	1,068	0.3	1,077
Invoice Cloud, Inc.#	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	—
Invoice Cloud, Inc.#(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	(8)	—	—
JAMF Holdings, Inc.	One stop	L + 7.00%	(c)	9.18%	11/2022	1,205	1,186	0.4	1,205
JAMF Holdings, Inc.#	One stop	L + 7.00%	(a)	9.05%	11/2022	18	17	—	18
Kaseya Traverse Inc#	One stop	L + 6.50%	(d)	7.72% cash/1.00% PIK	05/2025	13,033	12,791	3.8	13,033
Kaseya Traverse Inc#	One stop	L + 6.50%	(d)	7.69% cash/1.00% PIK	05/2025	223	205	0.1	223
Kaseya Traverse Inc#	One stop	L + 6.50%	(c)	8.60%	05/2025	30	28	—	30
Keais Records Service, LLC	One stop	L + 4.50%	(a)	6.54%	10/2024	4,128	4,102	1.2	4,128
Keais Records Service, LLC#(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(1)	—	—
Keais Records Service, LLC#(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(2)	—	—
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	6.65%	03/2025	764	754	0.2	764
Learn-it Systems, LLC#	Senior loan	L + 4.50%	(c)	6.61%	03/2025	14	6	—	14
Learn-it Systems, LLC#	Senior loan	L + 4.50%	(a)(c)(f)	7.04%	03/2025	13	13	—	13
Litera Bidco LLC	One stop	L + 5.75%	(d)	7.95%	05/2026	534	528	0.2	534
Litera Bidco LLC#	One stop	L + 5.75%	(d)	7.96%	05/2026	278	275	0.1	278
Litera Bidco LLC#	One stop	L + 5.75%	(d)	7.96%	05/2026	278	278	0.1	278
Litera Bidco LLC#	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
MetricStream, Inc.#	One stop	L + 7.00%	(a)	9.04%	05/2024	2,010	1,939	0.6	2,023
MetricStream, Inc.#	One stop	L + 7.00%		N/A(6)	05/2024	—	—	—	1
MetricStream, Inc.#(5)	One stop	L + 7.00%		N/A(6)	04/2024	—	(4)	—	6
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Mindbody, Inc.#	One stop	L + 7.00%	(a)	9.06%	02/2025	$11,692	$11,587	3.4%	$11,692
Mindbody, Inc.#(5)	One stop	L + 7.00%		N/A(6)	02/2025	—	(1)	—	—
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.04%	12/2022	224	223	0.1	224
Ministry Brands, LLC#	Senior loan	L + 4.00%	(a)	6.04%	12/2022	132	131	—	132
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.04%	12/2022	128	128	—	128
Namely, Inc.	One stop	L + 7.50%	(a)	8.29% cash/1.25% PIK	06/2024	2,098	2,075	0.6	2,098
Namely, Inc.#	One stop	L + 6.25%		N/A(6)	06/2024	—	—	—	—
Namely, Inc.#(5)	One stop	L + 6.25%		N/A(6)	06/2024	—	(6)	—	—
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	7.60%	12/2023	875	867	0.3	866
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	7.60%	12/2023	753	746	0.2	746
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	7.60%	12/2023	112	111	—	111
Net Health Acquisition Corp.#(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(1)	—	(1)
Nextech Holdings, LLC	One stop	L + 5.50%	(a)	7.54%	06/2025	18,032	17,860	5.3	18,032
Nextech Holdings, LLC#	One stop	L + 5.50%	(a)	7.54%	06/2025	50	47	—	50
Nextech Holdings, LLC#(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(8)	—	—
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.12%	11/2023	595	590	0.2	595
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	8.10%	11/2023	296	295	0.1	296
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	8.10%	11/2023	214	213	0.1	214
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(a)(c)	8.13%	11/2023	80	79	—	80
Nexus Brands Group, Inc.#(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(2)	—	—
Personify, Inc.	One stop	L + 5.75%	(c)	7.85%	09/2024	3,510	3,481	1.0	3,510
Personify, Inc.#	One stop	L + 5.75%	(c)	7.85%	09/2024	20	19	—	20
PlanSource Holdings, Inc.	One stop	L + 6.25%	(c)	8.81%	04/2025	2,296	2,275	0.7	2,296
PlanSource Holdings, Inc.#(5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
Project Power Buyer, LLC	One stop	L + 5.75%	(c)	7.86%	05/2026	2,859	2,825	0.8	2,859
Project Power Buyer, LLC#(5)	One stop	L + 5.75%		N/A(6)	05/2025	—	(1)	—	—
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	2,808	2,783	0.8	2,808
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	1,134	1,124	0.3	1,134
Property Brands, Inc.#	One stop	L + 6.00%	(a)	8.04%	01/2024	925	917	0.3	925
Property Brands, Inc.#	One stop	L + 6.00%	(a)	8.04%	01/2024	399	395	0.1	399
Property Brands, Inc.#	One stop	L + 6.00%	(a)	8.04%	01/2024	339	336	0.1	339
Property Brands, Inc.#	One stop	L + 6.00%	(a)	8.04%	01/2024	338	335	0.1	338
Property Brands, Inc.#	One stop	L + 6.00%	(a)	8.04%	01/2024	140	139	—	140
Property Brands, Inc.#(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	—
Property Brands, Inc.#(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(11)	—	—
Qgenda Intermediate Holdings, LLC	One stop	L + 4.75%	(a)	6.79%	06/2025	5,141	5,092	1.5	5,141
Qgenda Intermediate Holdings, LLC#(5)	One stop	L + 4.75%		N/A(6)	06/2025	—	(1)	—	—
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)	6.29%	12/2024	1,230	1,219	0.4	1,230
RegEd Aquireco, LLC#	Senior loan	P + 3.25%	(f)	8.25%	12/2024	29	28	—	29
RegEd Aquireco, LLC#(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(30)	—	—
Saba Software, Inc.	Senior loan	L + 4.50%	(b)	6.59%	05/2023	14,252	14,138	4.2	14,252
SnapLogic, Inc.(5)	One stop	L + 8.75%	(a)	5.29% cash/5.50% PIK	09/2024	3	(4)	—	3
SnapLogic, Inc.#(5)	One stop	L + 3.25%		N/A(6)	09/2024	—	(7)	—	(7)
SnapLogic, Inc.#	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	—
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	6.54%	12/2024	829	821	0.2	829
TI Intermediate Holdings, LLC#	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Transact Holdings, Inc.	Senior loan	L + 4.75%	(c)	7.01%	04/2026	765	754	0.2	761
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.30%	06/2021	13,797	13,761	4.0	13,797
Transaction Data Systems, Inc.#	One stop	L + 5.25%	(a)	7.30%	06/2021	12	12	—	12
Trintech, Inc.	One stop	L + 6.50%	(c)	8.76%	12/2023	2,114	2,096	0.6	2,114
Trintech, Inc.	One stop	L + 6.50%	(c)	8.76%	12/2023	1,052	1,042	0.3	1,052
Trintech, Inc.#	One stop	L + 6.50%	(c)	8.69%	12/2023	60	59	—	60
True Commerce, Inc.	One stop	L + 5.75%	(c)	7.85%	11/2023	1,311	1,300	0.4	1,311
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
True Commerce, Inc.#(5)	One stop	L + 5.75%		N/A(6)	11/2023	$—	$(1)	—%	$—
Upserve, Inc.#	One stop	L + 5.50%	(a)	7.54%	07/2023	908	903	0.3	908
Upserve, Inc.#	One stop	L + 5.50%	(a)	7.54%	07/2023	565	562	0.2	565
Upserve, Inc.#	One stop	L + 5.50%		N/A(6)	07/2023	—	—	—	—
Vector CS Midco Limited & Cloudsense Ltd.#(7)(8)(9)	One stop	L + 7.25%	(i)	4.50% cash/2.75% PIK	05/2024	1,916	1,898	0.5	1,802
Vector CS Midco Limited & Cloudsense Ltd.#(5)(7)(8)(9)	One stop	L + 4.50%		N/A(6)	05/2024	—	(1)	—	—
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(c)	8.10%	12/2023	1,622	1,603	0.5	1,622
Velocity Technology Solutions, Inc.#(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Workforce Software, LLC	One stop	L + 6.50%	(c)	7.76% cash/1.00% PIK	07/2025	10,900	10,689	3.1	10,791
Workforce Software, LLC#(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(2)	—	(1)
						286,108	282,615	83.4	285,469
Electronics
Appriss Holdings, Inc.	One stop	L + 5.50%	(c)	7.60%	06/2026	8,649	8,487	2.5	8,649
Appriss Holdings, Inc.#(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(4)	—	—
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	7,687	7,608	2.2	7,687
Diligent Corporation#	One stop	L + 5.50%	(c)	7.81%	04/2022	3,720	3,682	1.1	3,720
Diligent Corporation	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	1,943	1,928	0.6	1,943
Diligent Corporation#	One stop	L + 5.50%	(d)	7.73%	04/2022	1,365	1,314	0.4	1,365
Diligent Corporation#	One stop	L + 5.50%	(c)	7.81%	04/2022	957	947	0.3	957
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	7.64%	04/2022	721	708	0.2	721
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	275	274	0.1	275
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	97	95	—	97
Episerver, Inc.#(7)(8)	One stop	L + 6.00%	(a)	6.00%	10/2024	4,774	4,721	1.3	4,528
Episerver, Inc.#	One stop	L + 5.75%	(a)	7.79%	10/2024	2,768	2,737	0.8	2,768
Episerver, Inc.#(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	—
Silver Peak Systems, Inc.	One stop	L + 7.00%	(a)	9.03%	04/2024	1,461	1,442	0.4	1,462
Silver Peak Systems, Inc.#	One stop	L + 7.00%		N/A(6)	04/2024	—	—	—	—
Sovos Compliance	One stop	L + 4.75%	(a)	6.79%	04/2024	7,513	7,375	2.2	7,513
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	3,387	3,312	1.0	3,387
Sovos Compliance#	One stop	L + 4.75%	(a)	6.79%	04/2024	735	728	0.2	735
Sovos Compliance#	Second lien	N/A		12.00% PIK	04/2025	511	499	0.1	511
Sovos Compliance#	One stop	L + 4.75%	(a)	6.79%	04/2024	328	315	0.1	328
Sovos Compliance#(5)	One stop	L + 4.75%		N/A(6)	04/2024	—	(2)	—	—
						46,891	46,164	13.5	46,646
Finance
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	6.60%	03/2026	6,445	6,385	1.9	6,380
Institutional Shareholder Services#	Senior loan	L + 4.50%	(c)	6.60%	03/2024	57	56	—	53
						6,502	6,441	1.9	6,433
Healthcare, Education and Childcare
Aspen Medical Products, LLC	One stop	L + 5.25%	(a)	7.30%	06/2025	980	971	0.3	980
Aspen Medical Products, LLC#	One stop	L + 5.25%		N/A(6)	06/2025	—	—	—	—
BIO18 Borrower, LLC	One stop	L + 5.25%	(a)	7.30%	11/2024	1,772	1,753	0.5	1,772
BIO18 Borrower, LLC#	One stop	L + 5.25%	(a)	7.30%	11/2024	33	32	—	33
BIO18 Borrower, LLC#(5)	One stop	L + 5.25%		N/A(6)	11/2024	—	(22)	—	—
Blades Buyer, Inc.	Senior loan	L + 4.50%	(b)	6.75%	08/2025	495	491	0.1	491
Blades Buyer, Inc.#	Senior loan	L + 4.50%		N/A(6)	08/2025	—	—	—	—
Blades Buyer, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	08/2025	—	(3)	—	(3)
CMI Parent Inc.	Senior loan	L + 4.25%	(a)	6.29%	08/2025	14,650	14,508	4.2	14,504
CMI Parent Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(1)	—	(2)
CRH Healthcare Purchaser, Inc.	Senior loan	L + 4.50%	(c)	6.60%	12/2024	2,546	2,524	0.7	2,546
CRH Healthcare Purchaser, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
CRH Healthcare Purchaser, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(15)	—	—
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.29%	06/2023	744	736	0.2	707
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.29%	06/2023	$652	$645	0.2%	$619
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.29%	06/2023	611	604	0.2	581
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.29%	06/2023	583	576	0.2	554
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.29%	06/2023	559	553	0.2	531
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.29%	06/2023	100	99	—	95
Elite Dental Partners LLC#(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(30)	—	—
ERG Buyer, LLC	One stop	L + 5.50%	(c)	7.60%	05/2024	2,313	2,286	0.7	2,244
ERG Buyer, LLC#	One stop	P + 4.50%	(f)	9.50%	05/2024	10	8	—	6
ERG Buyer, LLC#(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(44)	—	—
eSolutions, Inc.	One stop	L + 6.50%	(a)	8.54%	03/2022	22,875	22,672	6.7	22,875
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.55%	05/2023	1,494	1,383	0.4	1,464
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.35%	05/2023	1,125	1,121	0.3	1,102
Silver Peak Systems, Inc.#	One stop	L + 4.75%	(b)	7.02%	05/2025	481	476	0.1	481
Krueger-Gilbert Health Physics, LLC	One stop	L + 4.75%	(c)	6.85%	05/2025	130	128	—	130
Krueger-Gilbert Health Physics, LLC#(5)	One stop	L + 4.75%		N/A(6)	05/2025	—	(12)	—	—
Krueger-Gilbert Health Physics, LLC#	One stop	L + 4.75%		N/A(6)	05/2025	—	—	—	—
MD Now Holdings, Inc.	One stop	L + 5.00%	(c)	7.10%	08/2024	2,927	2,904	0.9	2,927
MD Now Holdings, Inc.#(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MD Now Holdings, Inc.#(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(7)	—	—
ONsite Mammography, LLC#	One stop	L + 6.75%	(a)	8.79%	11/2023	442	437	0.1	442
ONsite Mammography, LLC#	One stop	L + 6.75%	(a)	8.79%	11/2023	152	151	—	152
ONsite Mammography, LLC#	One stop	L + 6.75%	(a)	8.79%	11/2023	50	50	—	50
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.87%	10/2023	1,300	1,287	0.4	1,235
Summit Behavioral Healthcare, LLC#	Senior loan	L + 4.75%	(c)	6.87%	10/2023	140	138	—	133
Summit Behavioral Healthcare, LLC#	Senior loan	L + 4.75%	(c)	6.87%	10/2023	64	59	—	61
Upstream Intermediate, LLC	Senior loan	L + 4.00%	(a)	6.04%	01/2024	626	624	0.2	626
						57,854	57,080	16.6	57,336
Hotels, Motels, Inns, and Gaming
Davidson Hotel Company, LLC	One stop	L + 5.25%	(a)	7.29%	07/2024	2,116	2,096	0.6	2,095
Davidson Hotel Company, LLC#(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(1)
Davidson Hotel Company, LLC#(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(4)
Davidson Hotel Company, LLC#(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(5)	—	(11)
						2,116	2,091	0.6	2,079
Insurance
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	7.88%	08/2025	366	361	0.1	360
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.75%		N/A(6)	08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC#(5)	Senior loan	L + 5.75%		N/A(6)	08/2025	—	(2)	—	(5)
Integrity Marketing Acquisition, LLC#(5)	Senior loan	L + 5.75%		N/A(6)	08/2025	—	(1)	—	(3)
J.S. Held Holdings, LLC	One stop	L + 6.00%	(c)	8.10%	07/2025	17,584	17,165	5.1	17,584
J.S. Held Holdings, LLC#	One stop	P + 5.00%	(f)	10.00%	07/2025	14	9	—	14
J.S. Held Holdings, LLC#(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(20)	—	—
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%	(c)	6.70%	12/2024	815	808	0.2	815
Orchid Underwriters Agency, LLC#	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(4)	—	—
RSC Acquisition, Inc.#	Senior loan	L + 4.25%	(a)(b)(c)(f)	6.40%	11/2022	7,873	7,801	2.3	7,873
RSC Acquisition, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(62)	—	—
						26,652	26,055	7.7	26,638
Leisure, Amusement, Motion Pictures, Entertainment
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(a)	6.29%	07/2025	319	316	0.1	319
CR Fitness Holdings, LLC#	Senior loan	L + 4.25%	(c)	6.55%	07/2025	26	23	—	26
CR Fitness Holdings, LLC#	Senior loan	L + 4.25%		N/A(6)	07/2025	—	—	—	—
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	6.85%	01/2025	1,755	1,740	0.5	1,755
EOS Fitness Opco Holdings, LLC#	One stop	L + 4.75%	(c)	6.86%	01/2025	136	130	—	136
EOS Fitness Opco Holdings, LLC#	One stop	P + 3.75%	(f)	8.75%	01/2025	6	5	—	6
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure, Amusement, Motion Pictures, Entertainment - (continued)
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	7.35%	07/2025	$13,423	$13,342	3.9%	$13,423
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	7.46%	07/2025	3,664	3,619	1.1	3,664
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	7.35%	07/2025	15	14	—	15
Planet Fit Indy 10 LLC#(5)	One stop	L + 5.25%		N/A(6)	07/2025	—	(12)	—	—
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	6.79%	05/2024	1,994	1,963	0.6	1,994
Sunshine Sub, LLC#	One stop	L + 4.75%	(a)	6.79%	05/2024	1,952	1,923	0.6	1,952
Sunshine Sub, LLC#(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Titan Fitness, LLC	One stop	L + 4.75%	(a)	6.88%	02/2025	6,723	6,663	2.0	6,723
Titan Fitness, LLC#(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(13)	—	—
Titan Fitness, LLC#(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(2)	—	—
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.54%	09/2024	1,434	1,422	0.4	1,434
WBZ Investment LLC#	One stop	L + 5.50%	(a)	7.54%	09/2024	331	328	0.1	331
WBZ Investment LLC#	One stop	L + 5.50%	(a)	7.54%	09/2024	178	171	0.1	178
WBZ Investment LLC#	One stop	P + 4.50%	(f)	9.50%	09/2024	5	5	—	5
						31,961	31,636	9.4	31,961
Oil and Gas
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%	(a)	6.29%	07/2025	8,781	8,688	2.6	8,781
Drilling Info Holdings, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(1)	—	—
Drilling Info Holdings, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(10)	—	—
						8,781	8,677	2.6	8,781
Personal and Non Durable Products (Mfg. Only)
WU Holdco, Inc.	One stop	L + 5.50%	(c)	7.60%	03/2026	936	927	0.3	936
WU Holdco, Inc.#	One stop	L + 5.50%	(c)	7.62%	03/2026	24	24	—	24
WU Holdco, Inc.#	One stop	L + 5.50%		N/A(6)	03/2025	—	—	—	—
						960	951	0.3	960
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC	One stop	L + 5.00%	(c)(d)	7.04%	07/2026	4,610	4,565	1.3	4,564
Blue River Pet Care, LLC#(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(51)	—	(52)
Blue River Pet Care, LLC#(5)	One stop	L + 5.00%		N/A(6)	08/2025	—	(2)	—	(2)
Captain D's, LLC	Senior loan	L + 4.50%	(a)	6.54%	12/2023	1,242	1,229	0.4	1,242
Captain D's, LLC#	Senior loan	L + 4.50%	(a)(f)	7.48%	12/2023	45	44	—	45
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.35%	04/2021	6,649	6,597	1.9	6,515
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	8.35%	04/2021	3,628	3,605	1.0	3,555
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)(f)	8.38%	04/2021	3,160	3,140	0.9	3,097
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	8.35%	04/2021	3,121	3,101	0.9	3,058
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	8.38%	04/2021	3,068	3,004	0.8	2,903
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.37%	04/2021	2,058	2,019	0.6	2,017
Imperial Optical Midco Inc.#	One stop	L + 4.75%	(b)(c)	6.87%	08/2023	1,459	1,439	0.4	1,445
Imperial Optical Midco Inc.#	One stop	L + 4.75%	(b)	6.86%	08/2023	753	745	0.2	746
Imperial Optical Midco Inc.#	One stop	L + 4.75%	(b)	6.84%	08/2023	577	543	0.2	542
Imperial Optical Midco Inc.#	One stop	L + 4.75%	(b)	6.84%	08/2023	490	485	0.1	486
Imperial Optical Midco Inc.#	One stop	L + 4.75%	(b)	6.90%	08/2023	446	441	0.1	442
Imperial Optical Midco Inc.#	One stop	L + 4.75%	(b)	6.84%	08/2023	148	147	—	147
Imperial Optical Midco Inc.#	One stop	L + 4.75%		N/A(6)	08/2023	—	—	—	—
Midwest Veterinary Partners, LLC	One stop	L + 4.75%	(a)	6.79%	07/2025	250	247	0.1	248
Midwest Veterinary Partners, LLC#	One stop	L + 4.75%	(a)(b)	6.81%	07/2025	68	66	—	66
Midwest Veterinary Partners, LLC#(5)	One stop	L + 4.75%		N/A(6)	07/2025	—	(38)	—	(40)
PPV Intermediate Holdings II, LLC#	One stop	L + 5.00%	(c)	7.56%	05/2020	798	787	0.2	798
PPV Intermediate Holdings II, LLC#	One stop	P + 4.00%	(f)	9.00%	05/2023	9	8	—	9
PPV Intermediate Holdings II, LLC#	One stop	N/A		7.90% PIK	05/2023	8	8	—	8
Ruby Slipper Cafe LLC, The#	One stop	L + 7.50%	(c)	9.60%	01/2023	170	167	—	170
Ruby Slipper Cafe LLC, The#	One stop	L + 7.50%	(c)	9.60%	01/2023	59	59	—	59
Ruby Slipper Cafe LLC, The#	One stop	L + 7.50%	(c)	9.60%	01/2023	5	5	—%	5
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	6.29%	04/2025	17,096	16,939	5.0	17,096
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.25%	(a)	6.29%	04/2025	$626	$620	0.2%	$626
Veterinary Specialists of North America, LLC#(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(5)	—	—
Veterinary Specialists of North America, LLC#(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(58)	—	—
						50,543	49,856	14.3	49,795
Printing and Publishing
Messenger, LLC	One stop	L + 6.00%	(a)(f)	8.05%	08/2023	2,051	2,035	0.6	2,031
Messenger, LLC#	One stop	P + 5.00%	(f)	10.00%	08/2023	18	18	—	18
Messenger, LLC#(5)	One stop	L + 6.00%		N/A(6)	08/2023	—	(1)	—	(1)
						2,069	2,052	0.6	2,048
Retail Stores
2nd Ave. LLC	One stop	L + 5.50%	(c)	7.65%	09/2025	1,390	1,377	0.4	1,377
2nd Ave. LLC#(5)	One stop	L + 5.50%		N/A(6)	09/2025	—	—	—	(1)
Jet Equipment & Tools Ltd.#(7)(8)(10)	One stop	L + 5.75%	(a)	7.70%	11/2024	4,300	4,254	1.2	4,250
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.75%	(a)	7.79%	11/2024	3,390	3,359	1.0	3,390
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.75%	(a)	7.79%	11/2024	1,042	1,033	0.3	1,042
Jet Equipment & Tools Ltd.#(5)(7)(8)(10)	One stop	L + 5.75%		N/A(6)	11/2024	—	(1)	—	—
Pet Supplies Plus, LLC	Senior loan	L + 4.50%	(a)	6.54%	12/2024	3,341	3,312	1.0	3,341
Pet Supplies Plus, LLC#(5)	Senior loan	L + 4.50%		N/A(6)	12/2023	—	(1)	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(c)	7.35%	10/2024	934	926	0.3	934
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.25%	(c)	7.35%	10/2024	677	671	0.2	677
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.25%		N/A(6)	10/2024	—	—	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC#(5)	One stop	L + 5.25%		N/A(6)	10/2024	—	(7)	—	—
Vermont Aus Pty Ltd#(7)(8)(11)	One stop	L + 5.75%	(j)	6.75%	12/2024	439	431	0.1	428
Vermont Aus Pty Ltd#(7)(8)(11)	One stop	L + 5.75%	(j)	6.75%	12/2024	10	7	—	10
						15,523	15,361	4.5	15,448

Total debt investments						$612,883	$604,888	177.7%	$610,195

Equity investments(13)(14)
Automobile
Grease Monkey International, LLC#	LLC units	N/A		N/A	N/A	73	$73	0.1%	$159
Quick Quack Car Wash Holdings, LLC#	LLC units	N/A		N/A	N/A	—	93	—	108
							166	0.1	267
Beverage, Food and Tobacco
Mendocino Farms, LLC#	Common stock	N/A		N/A	N/A	59	257	0.1	257
Wood Fired Holding Corp.#	LLC units	N/A		N/A	N/A	103	103	—	102
Wood Fired Holding Corp.#	LLC units	N/A		N/A	N/A	103	—	—	—
							360	0.1	359
Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC#	LLC units	N/A		N/A	N/A	—	34	—	22
							34	—	22
Diversified/Conglomerate Service
Astute Holdings, Inc.#	LP interest	N/A		N/A	N/A	—	83	—	102
Calabrio, Inc.#	Common stock	N/A		N/A	N/A	58	444	0.1	444
Caliper Software, Inc.#	Preferred stock	N/A		N/A	N/A	1	596	0.2	683
Caliper Software, Inc.#	Common stock	N/A		N/A	N/A	53	53	—	77
Caliper Software, Inc.#	Preferred stock	N/A		N/A	N/A	—	8	—	9
Centrify Corporation#	LP interest	N/A		N/A	N/A	—	170	0.1	139
Centrify Corporation#	LP interest	N/A		N/A	N/A	60	—	—	—
Cloudbees, Inc.#	Preferred stock	N/A		N/A	N/A	15	93	—	93
Cloudbees, Inc.#	Warrant	N/A		N/A	N/A	19	27	—	49
Confluence Technologies, Inc.#	LLC interest	N/A		N/A	N/A	—	32	—	58
Connexin Software, Inc.#	LLC interest	N/A		N/A	N/A	26	26	—	37
Digital Guardian, Inc.#	Preferred stock	N/A		N/A	N/A	725	87	—	85
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Digital Guardian, Inc.#	Warrant	N/A	N/A	N/A	248	$43	—%	$46
Digital Guardian, Inc.#	Preferred stock	N/A	N/A	N/A	150	27	—	29
Digital Guardian, Inc.#	Warrant	N/A	N/A	N/A	25	4	—	8
GS Acquisitionco, Inc.#(14)	LP interest	N/A	N/A	N/A	—	44	—	75
Internet Truckstop Group LLC#	LP interest	N/A	N/A	N/A	146	146	0.1	157
MetricStream, Inc.#	Warrant	N/A	N/A	N/A	44	67	—	67
Namely, Inc.#	Warrant	N/A	N/A	N/A	8	14	—	13
Net Health Acquisition Corp.#	LP interest	N/A	N/A	N/A	—	126	0.1	133
Nexus Brands Group, Inc.#	LP interest	N/A	N/A	N/A	—	40	—	41
Personify, Inc.#	LLC units	N/A	N/A	N/A	145	145	0.1	216
Pride Midco, Inc.#	Preferred stock	N/A	N/A	N/A	1	556	0.2	629
Property Brands, Inc.#	LLC units	N/A	N/A	N/A	11	106	0.1	142
RegEd Aquireco, LLC#	LP interest	N/A	N/A	N/A	—	70	—	75
RegEd Aquireco, LLC#	LP interest	N/A	N/A	N/A	1	—	—	6
SnapLogic, Inc.#	Preferred stock	N/A	N/A	N/A	43	108	—	108
SnapLogic, Inc.#	Warrant	N/A	N/A	N/A	16	6	—	6
						3,121	1.0	3,527
Electronics
Appriss Holdings, Inc.#	Preferred stock	N/A	N/A	N/A	—	52	—	59
Episerver, Inc.#	Common stock	N/A	N/A	N/A	17	173	0.1	185
Silver Peak Systems, Inc.#	Warrant	N/A	N/A	N/A	17	6	—	6
						231	0.1	250
Healthcare, Education and Childcare
Aspen Medical Products, LLC#	Common stock	N/A	N/A	N/A	—	17	—	17
BIO18 Borrower, LLC#	LLC units	N/A	N/A	N/A	141	246	0.1	304
CMI Parent Inc.#	LLC units	N/A	N/A	N/A	—	492	0.1	492
CMI Parent Inc.#	LLC units	N/A	N/A	N/A	5	5	—	5
CRH Healthcare Purchaser, Inc.#	LP interest	N/A	N/A	N/A	102	102	—	115
Elite Dental Partners LLC#	Common stock	N/A	N/A	N/A	—	161	0.1	136
ERG Buyer, LLC#	LLC units	N/A	N/A	N/A	—	165	—	104
ERG Buyer, LLC#	LLC units	N/A	N/A	N/A	2	2	—	—
Krueger-Gilbert Health Physics, LLC#	LLC interest	N/A	N/A	N/A	40	40	—	46
MD Now Holdings, Inc.#	LLC units	N/A	N/A	N/A	3	33	—	35
Summit Behavioral Healthcare, LLC#(14)	LLC interest	N/A	N/A	N/A	—	14	—	5
Summit Behavioral Healthcare, LLC#	LLC interest	N/A	N/A	N/A	—	—	—	—
						1,277	0.3	1,259
Insurance
Orchid Underwriters Agency, LLC#	LP interest	N/A	N/A	N/A	18	18	—	23
Leisure, Amusement, Motion Pictures, Entertainment
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	15	24	—	28
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	10	16	—	19
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	9	13	—	15
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	8	12	—	13
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	3	5	—	6
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	—	—	—	1
						70	—	82
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC#	LLC units	N/A	N/A	N/A	—	207	0.1	207
Captain D's, LLC#	LLC interest	N/A	N/A	N/A	15	15	—	13
Midwest Veterinary Partners, LLC#	LLC units	N/A	N/A	N/A	—	13	—	13
Midwest Veterinary Partners, LLC#	LLC units	N/A	N/A	N/A	3	—	—	—
PPV Intermediate Holdings II, LLC#	LLC interest	N/A	N/A	N/A	72	72	—	69
Ruby Slipper Cafe LLC, The#	LLC units	N/A	N/A	N/A	6	61	—	79
						368	0.1	381
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
(1)The majority of the investments bear interest at a rate that is permitted to be determined by reference to the LIBOR (‘‘L’’) denominated in U.S. dollars or GBP, EURIBOR (‘‘E’’ ) or Prime (‘‘P’’) and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR, EURIBOR, or Prime and the weighted average current interest rate in effect as of September 30, 2019. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 30, 2019, which was the last business day of the period on which LIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2019, as the loan may have priced or repriced based on an index rate prior to September 30, 2019.
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
(2)For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2019.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair value of the investment was valued using significant unobservable inputs. See Note 7. Fair Value Measurements.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of September 30, 2019. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2019, total non-qualifying assets at fair value represented 3.9% of the Company’s total assets calculated in accordance with the 1940 Act.
(8)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation.
(9)The headquarters of this portfolio company is located in the United Kingdom.
(10)The headquarters of this portfolio company is located in Canada.
(11)The headquarters of this portfolio company is located in Australia.
(12)The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing (‘‘ASC Topic 860’’), and therefore, the asset remains in the Consolidated Schedule of Investments. See Note 8. Borrowings.
(13)Equity investments are non-income producing securities unless otherwise noted.
(14)Ownership of certain equity investments occurs through a holding company or partnership.
(15)The rate shown is the annualized seven-day yield as of September 30, 2019.
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

Assets related to transactions that do not meet ASC Topic 860 - Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including GBDC 3 Holdings and GBDC 3 Funding, that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC (or any affiliate of GBDC).

Cash and cash equivalents and foreign currencies: Cash, cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

Restricted cash and cash equivalents and restricted foreign currencies:  Restricted cash and cash equivalents and restricted foreign currencies include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents and restricted foreign currencies are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:
(1)cash and cash equivalents, restricted cash and cash equivalents, fair value of investments, interest receivable, and other assets and liabilities—at the spot exchange rate on the last business day of the period; and
(2)purchases and sales of investments, income and expenses—at the exchange rates prevailing on the respective dates of such transactions.
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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2020, interest income included $972 and $1,672, respectively, of accretion of discounts. For the three and six months ended March 31, 2019, interest income included $257 and $483, respectively, of accretion of discounts. For the three and six months ended March 31, 2020, the Company received loan origination fees of $1,635 and $4,630, respectively. For the three and six months ended March 31, 2019, the Company received loan origination fees of $721 and $2,056, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2020, the Company capitalized PIK interest of $648 and $895, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2019, the Company capitalized PIK interest of $20 and $35, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and six months ended March 31, 2020, fee income included $0 and $32, respectively, of prepayment premiums, which fees are non-recurring. For the three and six months ended March 31, 2019, fee income included $17 and $78, respectively, of prepayment premiums, which fees are non-recurring.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2020, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $14,919 and $28,693, respectively. For the three and six months ended March 31, 2019, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $5,276 and $9,269, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and six months ended March 31, 2020, the Company recorded dividend income of $2 and $4, respectively, and return of capital distributions of $0 and $0, respectively. For the three and six months ended March 31, 2019, the Company recorded no dividend income and no return of capital distributions.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans is recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2020 and September 30, 2019, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2020 and 2019, the Company did not incur U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2020. The Company's tax return for the 2017 through 2018 tax years remains subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2020 and September 30, 2019, the Company had deferred debt issuance costs of $1,868 and $1,770, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2020 was $292 and $497, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2019 was $362 and $532, respectively.

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

As of March 31, 2020 and September 30, 2019, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2020		As of September 30, 2019
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$809,174	$479,925	$527,509	$334,916
Total	$809,174	$479,925	$527,509	$334,916

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of March 31, 2020 and September 30, 2019, the ratio of total contributed capital to total capital subscriptions was 59.3% and 63.5%, respectively, and the Company had uncalled capital commitments of $329,249 and $192,593, respectively.
The following table summarizes the shares of GBDC 3 common stock issued for the six months ended March 31, 2020 and 2019:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the six months ended March 31, 2019
Issuance of shares	10/15/18	659,020.644	15.00	9,885
Issuance of shares	10/26/18	988,531.000	15.00	14,828
Issuance of shares	11/26/18	988,531.000	15.00	14,828
Issuance of shares	12/17/18	2,306,572.356	15.00	34,599
Issuance of shares	03/18/19	1,344,241.361	15.00	20,163
Shares issued for capital drawdowns		6,286,896.361	$15.00	$94,303
Issuance of shares (1)	11/27/18	49,178.285	15.00	738
Issuance of shares (1)	12/28/18	53,153.132	15.00	797
Issuance of shares (1)	02/27/19	64,472.390	15.00	967
Shares issued through DRIP		166,803.807	$15.00	$2,502

Shares issued for the six months ended March 31, 2020
Issuance of shares	10/14/19	1,900,611.630	15.00	28,509
Issuance of shares	11/18/19	1,900,611.628	15.00	28,509
Issuance of shares	12/19/19	2,660,856.371	15.00	39,913
Issuance of shares	03/30/20	3,205,196.000	15.00	48,078
Shares issued for capital drawdowns		9,667,275.629	$15.00	$145,009
Issuance of shares (1)	11/26/19	185,724.541	15.00	2,786
Issuance of shares (1)	12/27/19	173,246.102	15.00	2,599
Issuance of shares (1)	02/26/20	170,062.979	15.00	2,551
Shares issued through DRIP		529,033.622	$15.00	$7,936

(1)Shares issued through the DRIP.

Note 4. Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board most recently reapproved the Investment Advisory Agreement in May 2020. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

For the three and six months ended March 31, 2020, the base management fees incurred by the Company were $2,796 and $5,193, respectively, and the base management fees irrevocably waived by the Investment Adviser were $762 and $1,416, respectively. For the three and six months ended March 31, 2019, the base management fees incurred by the Company were $927 and $1,573, respectively, and the base management fees irrevocably waived by the Investment Adviser were $253 and $429, respectively.

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

Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the Income Incentive Fee, it is possible that an Incentive Fee is calculated under this formula with respect to a period in which the Company has incurred a loss. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the hurdle rate (as defined below) for a calendar quarter, the Income Incentive Fee will result in a positive value, and an Income Incentive Fee will be paid even if the Company has incurred a loss in such period due to realized and/or unrealized capital losses unless the payment of such Income Incentive Fee would cause the Company to pay Income Incentive Fees and Capital Gain Incentive Fees on a cumulative basis that exceed the Incentive Fee Cap described below.

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

The Company calculates the Income Incentive Fee with respect to its Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;
•50.0% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to the Investment Adviser pursuant to the Income Incentive Fee equal 20.0% of the Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate as if a hurdle rate did not apply. This portion of Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate is referred to as the ‘‘catch-up’’ provision; and
•20.0% of the amount of Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

The sum of these calculations yields the Income Incentive Fee. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For the three and six months ended March 31, 2020, the Income Incentive Fee incurred was $1,765 and $3,243, respectively. For the three and six months ended March 31, 2019, the Income Incentive Fee incurred was $503 and $909, respectively.

For periods ending on or prior to the date of the closing of a Liquidity Event, the Investment Adviser has agreed to irrevocably waive that portion of the Income Incentive fee calculated under the Investment Advisory Agreement in amounts in excess of the following amounts (computed on a quarterly basis, in arrears):

•zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;
•50.0% of the Company’s Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which the amount payable to the Investment Adviser equals to 15.0% of the Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. This portion of the Company’s Pre-Incentive Fee Net Investment Income that exceeds the hurdle rate is referred to as the “catch-up” provision; and
•15.0% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.

For the three and six months ended March 31, 2020, the Income Incentive Fee irrevocably waived by the Investment Adviser was $229 and $390, respectively. For the three and six months ended March 31, 2019, the Income Incentive Fee irrevocably waived by the Investment Adviser was $0 and $19, respectively.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

•The cumulative aggregate realized capital losses are calculated as the sum of the amounts by which (a) the net sales price of each investment in the Company’s portfolio when sold is less than (b) the accreted or amortized cost basis of such investment.
•The cumulative aggregate realized capital gains are calculated as the sum of the differences, if positive, between (a) the net sales price of each investment in the Company’s portfolio when sold and (b) the accreted or amortized cost basis of such investment.
•The aggregate unrealized capital depreciation is calculated as the sum of the differences, if negative, between (a) the valuation of each investment in the Company’s portfolio as of the applicable Capital Gain Incentive Fee calculation date and (b) the accreted or amortized cost basis of such investment.

The Capital Gain Incentive Fee is calculated on a cumulative basis from September 29, 2017 through the end of each calendar year or termination of the Investment Advisory Agreement. For periods ending on or prior to the date of the closing of a Liquidity Event, the Investment Adviser has agreed to irrevocably waive that portion of the Capital Gain Incentive Fee, calculated as described above, in excess of 15.0% of the Capital Gain Incentive Fee Base, provided that any amounts so waived shall be deemed paid to the Investment Adviser for purposes of determining the Capital Gain Incentive Fee payable after the closing of a public offering or listing. For the three and six months ended March 31, 2020, the reversal in accrual for the Capital Gain Incentive Fee waiver was $357 and $221, respectively. For the three and six months ended March 31, 2019, the accrual of the Capital Gain Incentive Fee waiver was $24 and $60, respectively.

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

For the three and six months ended March 31, 2020, the reversal of the Capital Gain Incentive Fee incurred was $1,428 and $884, respectively. For the three and six months ended March 31, 2019, the Capital Gain Incentive Fee incurred was $92 and $240, respectively.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of March 31, 2020 and September 30, 2019.

As of March 31, 2020 and September 30, 2019, included in management and incentive fees payable on the Consolidated Statements of Financial Condition was $0 and $663, respectively, for accruals for the capital gain incentive fee (net of waiver) under GAAP, none of which was payable pursuant to the Investment Advisory Agreement.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the three and six months ended March 31, 2020, the Company deposited $439 and $848, respectively, into the Escrow Account. For the three and six months ended March 31, 2019, the Company deposited $129 and $224, respectively, into the Escrow Account.

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

As of March 31, 2020 and September 30, 2019, included in accounts payable and accrued expenses is $302 and $219, respectively, for accrued allocated shared services under the Administration Agreement.

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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2020 were $211 and $384, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2019 were $173 and $313, respectively. As of March 31, 2020 and September 30, 2019, included in accounts payable and accrued expenses were $121 and $173 for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. On October 1, 2018, GCOP LLC, entered into a Subscription Agreement for an aggregate commitment of $10,000. On January 1, 2020, GCOP LLC, entered into a Subscription Agreement for an aggregate commitment of $13,000. As of March 31, 2020, the Company has issued 562,419.224 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $8,436.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of March 31, 2020, the Company has issued 1,778,333.332 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $26,675.

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

Note 5. Investments

Investments as of March 31, 2020 and September 30, 2019 consisted of the following:

	As of March 31, 2020			As of September 30, 2019
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$140,790	$139,075	$131,511	$97,133	$95,943	$96,765
One stop	697,501	688,353	655,409	511,850	505,134	509,530
Second lien	4,140	4,061	4,140	3,898	3,811	3,898
Subordinated debt	37	36	38	2	—	2
Equity	N/A	7,680	7,343	N/A	6,115	6,794
Total	$842,468	$839,205	$798,441	$612,883	$611,003	$616,989

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

	As of March 31, 2020		As of September 30, 2019
Amortized Cost:
United States
Mid-Atlantic	$206,175	24.6%	$144,732	23.7%
Midwest	174,869	20.9	158,842	26.0
Northeast	45,512	5.4	24,902	4.1
Southeast	151,881	18.1	117,930	19.3
Southwest	98,310	11.7	63,330	10.4
West	138,773	16.5	86,421	14.1
Canada	12,858	1.5	12,511	2.0
United Kingdom	1,993	0.2	1,897	0.3
Australia	446	0.1	438	0.1
Luxembourg	7,650	0.9	—	—
Andorra	738	0.1	—	—
Total	$839,205	100.0%	$611,003	100.0%
Fair Value:
United States
Mid-Atlantic	$197,835	24.8%	$146,386	23.7%
Midwest	165,618	20.7	159,689	25.9
Northeast	43,720	5.5	25,284	4.1
Southeast	142,035	17.8	118,977	19.3
Southwest	94,326	11.8	64,246	10.4
West	133,508	16.7	87,448	14.1
Canada	11,875	1.5	12,719	2.1
United Kingdom	1,782	0.2	1,802	0.3
Australia	373	0.1	438	0.1
Luxembourg	7,055	0.9	—	—
Andorra	314	— *	—	—
Total	$798,441	100.0%	$616,989	100.0%
*Represents an amount less than 0.01%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2020 and September 30, 2019 were as follows:

	As of March 31, 2020		As of September 30, 2019
Amortized Cost:
Automobile	$11,087	1.3%	$8,564	1.4%
Beverage, Food and Tobacco	37,594	4.5	28,918	4.7
Buildings and Real Estate	11,570	1.4	24,685	4.0
Chemicals, Plastics and Rubber	3,337	0.4	2,895	0.5
Containers, Packaging and Glass	4,393	0.5	—	—
Diversified/Conglomerate Manufacturing	15,437	1.8	11,407	1.9
Diversified/Conglomerate Service	449,308	53.5	285,736	46.8
Electronics	79,381	9.5	46,395	7.6
Finance	6,456	0.8	6,441	1.1
Healthcare, Education and Childcare	68,346	8.1	58,357	9.5
Hotels, Motels, Inns, and Gaming	2,555	0.3	2,091	0.3
Insurance	28,459	3.4	26,073	4.3
Leisure, Amusement, Motion Pictures, Entertainment	36,242	4.3	31,706	5.2
Oil and Gas	21,173	2.5	8,677	1.4
Personal and Non Durable Consumer Products (Mfg. Only)	1,250	0.2	951	0.2
Personal, Food and Miscellaneous Services	44,192	5.3	50,224	8.2
Printing and Publishing	2,042	0.2	2,052	0.3
Retail Stores	16,383	2.0	15,831	2.6
Total	$839,205	100.0%	$611,003	100.0%

	As of March 31, 2020		As of September 30, 2019
Fair Value:
Automobile	$9,894	1.2%	$8,714	1.4%
Beverage, Food and Tobacco	34,941	4.4	29,102	4.7
Buildings and Real Estate	11,036	1.4	24,893	4.0
Chemicals, Plastics and Rubber	3,030	0.4	2,916	0.5
Containers, Packaging and Glass	4,033	0.5	—	—
Diversified/Conglomerate Manufacturing	13,760	1.7	11,624	1.9
Diversified/Conglomerate Service	432,109	54.1	288,996	46.9
Electronics	77,216	9.7	46,896	7.6
Finance	6,248	0.8	6,433	1.0
Healthcare, Education and Childcare	64,957	8.1	58,595	9.5
Hotels, Motels, Inns, and Gaming	1,933	0.2	2,079	0.4
Insurance	26,979	3.4	26,661	4.3
Leisure, Amusement, Motion Pictures, Entertainment	33,730	4.2	32,043	5.2
Oil and Gas	20,174	2.5	8,781	1.4
Personal and Non Durable Consumer Products (Mfg. Only)	1,234	0.2	960	0.2
Personal, Food and Miscellaneous Services	40,486	5.1	50,176	8.1
Printing and Publishing	1,912	0.2	2,048	0.3
Retail Stores	14,769	1.9	16,072	2.6
Total	$798,441	100.0%	$616,989	100.0%

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

As of March 31, 2020 and September 30, 2019, the Company had $109,375 and $109,375, respectively, of LLC equity interest subscriptions to GBDC 3 SLF, none of which were funded as of each March 31, 2020 and September 30, 2019 as GBDC 3 SLF has not yet commenced operations.

Note 6. Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies.

The outstanding forward currency contracts as of March 31, 2020 and September 30, 2019 were as follows:

As of March 31, 2020
Counterparty	Currency to be sold			Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited		€4,606	EUR	$5,656	USD	12/12/2022	$436	$—
Macquarie Bank Limited	C$	5,654	CAD	$4,284	USD	12/12/2022	282	—
Macquarie Bank Limited		£1,550	GBP	$1,933	USD	2/21/2023	2	—
							$720	$—

As of September 30, 2019
Counterparty	Currency to be sold			Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited		€4,606	EUR	$5,656	USD	12/12/2022	$251	$—
Macquarie Bank Limited	C$	5,654	CAD	$4,284	USD	12/12/2022	23	—
Macquarie Bank Limited		£1,550	GBP	$1,933	USD	2/21/2023	—	(34)
							$274	$(34)

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

The following table is intended to provide additional information about the effect of the forward foreign currency exchange contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statement of Financial Condition, and the Company’s

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2020 and September 30, 2019.

As of March 31, 2020
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$720	$—	$720	$—	$720

As of September 30, 2019
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$274	$(34)	$240	$—	$240

(1)In some instances, the actual collateral pledged may be more than the amount shown due to overcollateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

During three and six months ended March 31, 2019, the Company had no forward currency contracts outstanding. The impact of derivative transactions for the three and six months ended March 31, 2020 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	For the three months ended March 31, 2020	For the six months ended March 31, 2020
Foreign exchange	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	For the three months ended March 31, 2020	For the six months ended March 31, 2020
Foreign exchange	$778	$479

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and six months ended March 31, 2020:

Average U.S. Dollar notional outstanding	For the three months ended March 31, 2020	For the six months ended March 31, 2020
Forward currency contracts	$11,874	$11,874

Exclusion of the Investment Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. On February 6, 2020, the Investment Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and,

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the three and six months ended March 31, 2020 and 2019. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2020 and September 30, 2019, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2020 and September 30, 2019:

As of March 31, 2020	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$791,098	$791,098
Equity investments(1)	—	—	7,343	7,343
Money market funds(1)(2)	21,067	—	—	21,067
Forward currency contracts	—	720	—	720
Total assets, at fair value:	$21,067	$720	$798,441	$820,228

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of September 30, 2019	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$610,195	$610,195
Equity investments(1)	—	—	6,794	6,794
Money market funds(1)(2)	2,925	—	—	2,925
Forward currency contracts	—	274	—	274
Total assets, at fair value:	$2,925	$274	$616,989	$620,188
Liabilities, at fair value:
Forward currency contracts	$—	$(34)	$—	$(34)
Total liabilities, at fair value:	$—	$(34)	$—	$(34)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2020 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2020 was $(48,899) and $(46,637), respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2019 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2019 was $582 and $1,299, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2020 and 2019:

	For the six months ended March 31, 2020
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$610,195	$6,794	$616,989
Net change in unrealized appreciation (depreciation) on investments	(45,734)	(1,016)	(46,750)
Funding of (proceeds from) revolving loans, net	4,989	—	4,989
Fundings of investments	298,691	1,566	300,257
PIK interest	895	—	895
Proceeds from principal payments and sales of portfolio investments	(79,610)	(1)	(79,611)
Accretion of discounts and amortization of premiums	1,672	—	1,672
Fair value, end of period	$791,098	$7,343	$798,441

	For the six months ended March 31, 2019
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$141,576	$2,083	$143,659
Net change in unrealized appreciation (depreciation) on investments	892	191	1,083
Realized gain (loss) on investments	—	1	1
Funding of (proceeds from) revolving loans, net	1,142	—	1,142
Fundings of investments	159,344	2,270	161,614
PIK interest	35	—	35
Proceeds from principal payments and sales of portfolio investments	(9,498)	(210)	(9,708)
Accretion of discounts and amortization of premiums	483	—	483
Fair value, end of period	$293,974	$4,335	$298,309

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2020 and September 30, 2019:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$130,921	Market rate approach	Market interest rate	4.5% - 11.0% (6.7%)
		Market comparable companies	EBITDA multiples	7.0x - 20.0x (13.5x)
	590	Market comparable companies	Broker/ Dealer bids or quotes	N/A
One stop loans(2)	$655,409	Market rate approach	Market interest rate	2.8% - 15.8% (8.3%)
		Market comparable companies	EBITDA multiples	5.5x - 27.2x (14.2x)
		Market comparable companies	Revenue multiples	2.0x - 10.0x (6.3x)
Subordinated debt and second lien loans(3)	$4,178	Market rate approach	Market interest rate	4.0% - 12.0% (11.9%)
		Market comparable companies	EBITDA multiples	16.0x
		Market comparable companies	Revenue multiples	4.0x (4.0x)
Equity(4)	$7,343	Market comparable companies	EBITDA multiples	6.5x - 27.2x (14.9x)
			Revenue multiples	2.0x - 8.0x (4.8x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $503,507 and $151,902 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $4,140 and $38 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(4)The Company valued $5,463 and $1,880 of equity investments using EBITDA and revenue multiples, respectively.

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
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)The Company valued $399,514 and $110,016 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.
(3)The Company valued $3,898 and $2 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.
(4)The Company valued $5,174 and $1,620 of equity investments using EBITDA and revenue multiples, respectively.
The above tables are not intended to be all-inclusive but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.
The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity investments are EBITDA multiples, revenue multiples and market interest rates. The Company uses EBITDA multiples and, to a lesser extent, revenue multiples on its debt and equity investments to determine any credit gains or losses. Increases or decreases in either of these inputs in isolation would have resulted in a significantly lower or higher fair value measurement. The Company uses market interest rates for loans to determine if the effective yield on a loan is commensurate with the market yields for that type of loan. If a loan’s effective yield was significantly less than the market yield for a similar loan with a similar credit profile, then the resulting fair value of the loan may have been lower.

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

The following are the carrying values and fair values of the Company’s debt and other short-term borrowings as of March 31, 2020 and September 30, 2019. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2020		As of September 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$382,870	$382,870	$270,644	$270,644
Other short-term borrowings	—	—	16,366	16,366

Note 8. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2020, the Company’s asset coverage for borrowed amounts was 217.3%.

Adviser Revolver: On October 2, 2017, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of October 2, 2020. On June 28, 2019, the Company and the Investment Adviser amended the Adviser Revolver to increase the borrowing capacity from $40,000 to $100,000. On August 15, 2019, the Company and the Investment Adviser entered into a second amendment to the Adviser Revolver to increase the borrowing capacity from $100,000 to $125,000. On October 28, 2019, the Company entered into a third amendment to the Adviser Revolver, which decreased the borrowing capacity from $125,000 to $40,000. Other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2020 was 1.5%. As of March 31, 2020 and September 30, 2019, the Company had $0 and $3,500, respectively, of outstanding debt under the Adviser Revolver.

For the three and six months ended March 31, 2020, the Company had borrowings on the Adviser Revolver of $5,000 and $16,000, respectively, and repayments on the Adviser Revolver of $10,000 and $19,500, respectively. For the three and six months ended March 31, 2019, the Company had no borrowings and repayments on the Adviser Revolver.

For the three and six months ended March 31, 2020 and 2019, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Stated interest expense	$10	$—	$17	$—
Cash paid for interest expense	11	—	270	—
Annualized average stated interest rate	1.6%	N/A	1.7%	N/A
Average outstanding balance	$2,418	$—	$1,940	$—

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

As of March 31, 2020 and September 30, 2019, the Company had no outstanding debt under the SMBC Revolver. For the three and six months ended March 31, 2019, the Company had borrowings on the SMBC Revolver of $32,500 and $74,500, respectively, and repayments on the SMBC Revolver of $104,000 and $133,000, respectively.

For the three and six months ended March 31, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Stated interest expense	$—	$645	$—	$1,393
Facility fees	—	4	—	21
Amortization of debt issuance costs	—	327	—	497
Total interest and other debt financing expenses	$—	$976	$—	$1,911
Cash paid for interest expense	$—	$944	$—	$1,549
Annualized average stated interest rate	N/A	7.5%	N/A	5.0%
Average outstanding balance	$—	$35,034	$—	$55,747

SB Revolver: On February 4, 2019, the Company entered into a revolving credit agreement (as amended, the “SB Revolver”) with Signature Bank (“SB”), as administrative agent and a lender, which allowed the Company to borrow up to $175,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of February 4, 2021. On April 8, 2019, the Company entered into an amendment to the SB Revolver with SB which increased the borrowing capacity under the SB Revolver to $225,000 from $175,000. Other material terms of the SB Revolver were unchanged. On May 31, 2019, the Company amended the SB Revolver to permit borrowings in foreign currencies. On February 7, 2020, the Company, together with GBDC 3 Funding II entered into an amendment to the SB Revolver (the “SB Revolver Amendment”). The SB Revolver Amendment amended the SB Revolver to, among other things, increase the borrowing capacity under the SB Revolver to $275,000 from $225,000 and increase the borrowing base against which the Company may borrow through April 7, 2020, after which the borrowing base reverts to the terms applicable to the Company prior to the SB Revolver Amendment. The other material terms of the SB Revolver were unchanged. As of March 31, 2020, the Company could borrow up to $275,000.

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

As of March 31, 2020 and September 30, 2019, the Company had outstanding debt under the SB Revolver of $232,284 and $144,444, respectively. For the three and six months ended March 31, 2020, the Company had borrowings on the SB Revolver of $276,000 and $307,243, respectively, and repayments on the SB Revolver of $153,000 and $219,403, respectively. For the three and six months ended March 31, 2019, the Company had borrowings on the SB Revolver of $153,850 and $153,850, respectively, and repayments on the SB Revolver of $17,032 and $17,032, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2020 and 2019, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the SB Revolver were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Stated interest expense	$1,424	$487	$2,663	$487
Facility fees	25	12	56	12
Amortization of debt issuance costs	182	35	277	35
Total interest expense	$1,631	$534	$2,996	$534
Cash paid for interest expense	$1,270	$198	$2,647	$198
Annualized average stated interest rate	3.0%	2.6%	3.2%	2.6%
Average outstanding balance	$189,053	$77,313	166,488	$38,232

DB Credit Facility: On September 10, 2019 (the “Effective Date”), the Company and GBDC 3 Funding, entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. As of September 30, 2019, allowed GBDC 3 Funding to borrow up to $250,000, subject to leverage and borrowing base restrictions. The period during which GBDC 3 Funding may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through September 10, 2022 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default.

As of March 31, 2020, the DB Credit Facility bears interest at the applicable base rate plus 2.00% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

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

As of March 31, 2020 and September 30, 2019, the Company had outstanding debt under the DB Credit Facility of $150,586 and $122,700, respectively. For the three and six months ended March 31, 2020, the Company had borrowings on the DB Credit Facility of $26,912 and $167,812, respectively, and repayments on the DB Credit

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Facility of $126,295 and $139,895, respectively. For the three and six months ended March 31, 2019, the Company had no borrowings or repayments on the DB Credit Facility, respectively.

For the three and six months ended March 31, 2020 and 2019, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Stated interest expense	$1,657	$—	$3,336	$—
Facility fees	201	—	414	—
Amortization of debt issuance costs	110	—	220	—
Total interest expense	$1,968	$—	$3,970	$—
Cash paid for interest expense	$2,381	$—	$2,381	$—
Annualized average stated interest rate	3.7%	N/A	3.8%	N/A
Average outstanding balance	$181,982	$—	$174,566	$—

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

As of March 31, 2020, the Company had no short-term borrowings. As of September 30, 2019, the Company had $16,366 of short-term borrowings and the fair value of the loan associated with the short-term borrowings was $16,202. For the three and six months ended March 31, 2020, the annualized effective interest rate on short-term borrowings was 4.3% and 4.9%, respectively, and interest expense was $27 and $155, respectively. For the three and six months ended March 31, 2019, the annualized effective interest rate on short-term borrowings was 3.5% and 4.9%, respectively, and interest expense was $2 and $88, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2020, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $0 and $189, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2019 reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $(10) and $0, respectively.

For the three and six months ended March 31, 2020, the average total debt outstanding (including the debt under the Adviser Revolver, SB Revolver, DB Credit Facility and other short-term borrowings) was $375,941 and $349,295, respectively. For the three and six months ended March 31, 2019, the average total debt outstanding (including the debt under the Adviser Revolver, SB Revolver, SMBC Revolver and other short-term borrowings) was $112,546 and $97,588, respectively.

For the three and six months ended March 31, 2020, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 3.9% and 4.1%, respectively. For the three and six months ended March 31, 2019, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 5.4% and 5.2%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2020 is as follows:

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$232,284	$232,284	$—	$—	$—
DB Credit Facility	150,586	—	—	—	150,586
Total borrowings	$382,870	$232,284	$—	$—	$150,586

Note 9. Commitments and Contingencies

Commitments: As of March 31, 2020, the Company had outstanding commitments to fund investments totaling $138,235, including $4,609 of commitments on undrawn revolvers. As of September 30, 2019, the Company had outstanding commitments to fund investments totaling $107,199. As described in Note 5, the Company had commitments of up to $109,375 and $109,375, respectively, to GBDC 3 SLF as of each of March 31, 2020 and September 30, 2019 which could be contributed primarily for the purpose of funding new investments approved by the GBDC 3 SLF investment committee. As of March 31, 2020, GBDC 3 SLF has not yet commenced operations.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of March 31, 2020 and September 30, 2019. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company has engaged, and in the future may engage again, in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Six months ended March 31,
	2020		2019
Net asset value at beginning of period	$15.00		$15.00
Distributions declared:(2)
From net investment income	(0.55)		(0.62)
From capital gains	0.00	^	—
Net investment income	0.60		0.53
Net realized gain (loss) on investment transactions	0.00	^	0.01
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(1.41)		0.08
Net asset value at end of period	$13.64		$15.00
Total return based on net asset value per share(4)	(6.48)%		4.24%
Number of common shares outstanding	33,090,999.162		12,268,702.801

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2020	2019
Ratio of net investment income to average net assets*	8.07%	7.09%
Ratio of total expenses to average net assets(5)*	7.05%	7.53%
Ratio of management fee waiver to average net assets*	(0.68)%	(0.61)%
Ratio of incentive fee waiver to average net assets	(0.04)%	(0.06)%
Ratio of net expenses to average net assets(5)(6)*	6.33%	6.86%
Ratio of incentive fees to average net assets	0.57%	0.81%
Ratio of total expenses (without incentive fees) to average net assets*	6.48%	6.72%
Total return based on average net asset value(7)*	(14.11)%	8.69%
Net assets at end of period	$451,408	$184,030
Average debt outstanding	$349,295	$97,588
Average debt outstanding per share	$10.56	$7.95
Portfolio Turnover*	21.31%	8.52%
Asset coverage ratio(8)	217.30%	234.21%
Asset coverage ratio per unit(9)	$2,173	$2,342
Average market value per unit (10):
SMBC Revolver	N/A	N/A
SB Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A
Other short-term borrowings	N/A	N/A

* Annualized for periods of less than one year.
^ Represents an amount less than $0.01
(1)Based on actual number of shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)The per share data for distributions reflect the amount of distributions paid or payable with a record date during the applicable period.
(3)Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of the dividend record date.
(4)Total return based on net asset value per share assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

(5)Incentive fee is not annualized in the calculation.
(6)Incentive fee waived is not annualized in the calculation.
(7)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(8)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.
(9)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(10)Not applicable because such senior securities are not registered for public trading.

Note 11. Earnings (Loss) Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the three and six months ended March 31, 2020 and 2019:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Earnings/(loss) available to stockholders	$(38,548)	$3,476	$(29,423)	$6,147
Basic and diluted weighted average shares outstanding	29,851,593	11,092,733	27,861,886	9,467,478
Basic and diluted earnings/(loss) per share	$(1.29)	$0.31	$(1.06)	$0.65

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2020 and 2019:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the six months ended March 31, 2020
08/06/2019	10/18/2019	12/27/2019	24,795,301.540	$0.0974	$2,415
11/22/2019	11/28/2019	12/27/2019	26,881,637.710	0.1310	3,522
11/22/2019	12/20/2019	02/26/2020	29,542,494.081	0.1079	3,188
11/22/2019	01/21/2020	02/26/2020	29,715,740.183	0.0876	2,604
02/04/2020	02/25/2020	05/22/2020	29,715,740.183	0.1280	3,805
Total dividends declared for the six months ended March 31, 2020					$15,534

For the six months ended March 31, 2019
08/07/2018	10/17/2018	12/28/2018	6,474,023.277	$0.1025	$663
11/27/2018	11/28/2018	12/28/2018	8,500,263.562	0.1212	1,030
11/27/2018	12/26/2018	02/27/2019	10,806,835.918	0.0904	977
11/27/2018	01/21/2019	02/27/2019	10,859,989.050	0.1153	1,252
02/05/2019	02/26/2019	05/24/2019	10,859,989.050	0.0809	879
02/05/2019	03/27/2019	05/24/2019	12,268,702.801	0.1097	1,346
Total dividends declared for the six months ended March 31, 2019					$6,147

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the Company’s distributions reinvested during the six months ended March 31, 2020 and 2019:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the six months ended March 31, 2020
November 26, 2019	185,724.541	$15.00	$2,786
December 27, 2019	173,246.102	15.00	2,599
February 26, 2020	170,062.979	15.00	2,551
	529,033.622	$15.00	$7,936

For the six months ended March 31, 2019
November 27, 2018	49,178.285	$15.00	$738
December 28, 2018	53,153.132	15.00	797
February 27, 2019	64,472.390	15.00	967
	166,803.807	$15.00	$2,502

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On April 1, 2020, the Company entered into subscription agreements with additional stockholders totaling $98,641 in the aggregate. Subsequent to April 1, 2020, the Company reached agreements to cancel undrawn subscriptions totaling $2,544 in the aggregate, of which $2,180 were subscription agreements entered into on April 1, 2020.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the coronavirus (“COVID-19”) pandemic;
•the effect of investments that we expect to make and the competition for those investments;
•our contractual arrangements and relationships with third parties;
•completion of a public offering of our securities or other liquidity event;
•actual and potential conflicts of interest with GC Advisors LLC, or GC Advisors, and other affiliates of Golub Capital LLC, or collectively, Golub Capital;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments and the effect of the COVID-19 pandemic on the availability of equity and debt capital and our use of borrowed funds to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•general economic and political trends and other external factors, including the COVID-19 pandemic;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets, including changes from the impact of the COVID-19 pandemic;
•the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•the ability of GC Advisors to continue to effectively manage our business due to the disruptions caused by the COVID-19 pandemic;
•our ability to qualify and maintain our qualification as a regulated investment company, or RIC, and as a business development company;
•general price and volume fluctuations in the stock markets;
•the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, and the rules and regulations issued thereunder and any actions toward repeal thereof; and
•the effect of changes to tax legislation and our tax position.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of March 31, 2020, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, which was most recently reapproved by our board of directors in May 2020, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2020 and September 30, 2019, our portfolio at fair value was comprised of the following:

	As of March 31, 2020		As of September 30, 2019
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$131,511	16.5%	$96,765	15.7%
One stop	655,409	82.1	509,530	82.6
Second lien	4,140	0.5	3,898	0.6
Subordinated debt	38	— *	2	— *
Equity	7,343	0.9	6,794	1.1
Total	$798,441	100.0%	$616,989	100.0%

*Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2020 and September 30, 2019, one stop loans included $151.9 million and $110.0 million, respectively, of late stage lending loans at fair value.

As of March 31, 2020 and September 30, 2019, we had debt and equity investments in 144 and 118 portfolio companies, respectively. The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three and six months ended March 31, 2020 and 2019:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Weighted average annualized income yield(1)	7.8%	8.6%	8.3%	8.6%
Weighted average annualized investment income yield(2)	8.3%	9.0%	8.3%	9.1%
Total return based on average net asset value(3)*	(34.7)%	8.5%	(14.1)%	8.7%
Total return based on net asset value per share(4)	(7.9)%	2.1%	(6.5)%	4.2%

* Annualized for periods of less than one year.
(1)Represents income from interest and fees, excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)Represents income from interest, fees and amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(3)Total return based on average net asset value is calculated as (a) the net increase in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(4)Total return based on net asset value assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
As of March 31, 2020, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of (1.0%) for stockholders taken as a whole. For the six months ended March 31, 2020, GBDC 3 earned a fiscal year-to-date IRR of (13.7%) for stockholders taken as a whole. For the six months ended March 31, 2019, GBDC3 earned a fiscal year-to-date IRR of 11.5% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders' net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments or derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statements of Operations.

Expenses: Our primary operating expenses include the payment of fees to GC Advisors under the Investment Advisory Agreement and interest expense on our outstanding debt. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•reimbursement to GC Advisors of organizational and offering expenses up to an aggregate amount of $0.7 million;
•calculating our NAV (including the cost and expenses of any independent valuation firm);
•fees and expenses incurred by GC Advisors payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments, which fees and expenses include, among other items, due diligence reports, appraisal reports, any studies commissioned by GC Advisors and travel and lodging expenses;
•expenses related to unsuccessful portfolio acquisition efforts;
•administration fees and expenses, if any, payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, chief financial officer and their respective staffs);
•fees payable to third parties, including agents, consultants or other advisors, relating to, or associated with, evaluating and making investments in portfolio companies, including costs associated with meeting financial sponsors;
•transfer agent, dividend agent and custodial fees and expenses;
•U.S. federal and state registration and franchise fees;
•U.S. federal, state and local taxes;
•independent directors’ fees and expenses;
•costs of preparing and filing reports or other documents required by the SEC or other regulators;
•costs of any reports, proxy statements or other notices to stockholders, including printing costs;
•costs associated with individual or group stockholders;

•costs associated with compliance under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act;
•our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;
•proxy voting expenses; and
•all other expenses incurred by us or the Administrator in connection with administering our business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

COVID-19 Pandemic

The rapid spread of COVID-19, which has been identified as a global pandemic by the World Health Organization, resulted in governmental authorities imposing restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions. The pandemic and the resulting economic dislocations have had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of GC Advisors (including those relating to us). GC Advisors has been monitoring the COVID-19 pandemic and its impact on our business and the business of our portfolio companies and has been focused on proactively engaging with our portfolio companies in order to collaborate with the management teams of certain portfolio companies to assess and evaluate the steps each portfolio company can take in response to the impacts of COVID-19.

We cannot predict the full impact of the coronavirus, including the duration of the closures and restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries such as retail and travel, to experience financial distress and possibly to default on their financial obligations to us and their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

Business disruption and financial distress experienced by our portfolio companies is likely to reduce, over time, the amount of interest and dividend income that we receive from our investments and may require us to contribute additional capital to such companies in the form of follow on investments. We may need to restructure the capitalization of some portfolio companies, which could result in reduced interest payments or permanent impairments on our investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to debt service and distribution payments to stockholders. If these amounts become unsustainable, we may be required to reduce the amount of our future distributions to stockholders. We proactively and aggressively commenced on a number of actions to support and evaluate our portfolio companies when the COVID-19 pandemic began to impact the U.S. economy including: gathering full information from a variety of sources including third-party experts, management teams of our borrowers, the private equity sponsor owners of our borrowers and other sources; and immediate outreach to our private equity sponsor partners to establish candid, two-way, real-time communications; We believe these actions will lead to increased and better solutions for our borrowers and believe our long-term relationships with these sponsors will create appropriate incentives for them to collaborate with us to address such portfolio company needs; In addition GC Advisors' and, 3) our underwriting team is segmenting our portfolio to highlight those borrowers with moderate or higher risk of material impacts to their business operations from COVID-19; y segmenting our portfolio we believe we can focus now on the borrowers which are more likely to require attention. We believe that early identification of vulnerable credits means more and better solutions to address potential problems. During the three months ended March 31, 2020, we amended the terms of six credit agreements for six borrowers to defer their March 31, 2020 principal payment and/or capitalize their March 31, 2020 interest payment.

As of March 31, 2020, subject to certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Our revolving credit facilities, described in Note 8 in the notes to our consolidated financial statements, include customary covenants and events of default. Any failure on our part to make required payments under such facilities or to comply with such covenants could result in a default under the applicable credit facility or debt instrument. If we are unable to cure such default or obtain a waiver from the applicable lender or holder, we would experience an event of default, and the applicable lender or holder could accelerate the repayment of such indebtedness, which would negatively affect our business, financial condition, results of operations and cash flows. See “Item 1A.—Risk Factors—Risks Relating to our Business and Structure—We intend to finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and may increase the risk of investing in us” included in our most recent annual report on Form 10-K.

We are also subject to financial risks, including changes in market interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future will also have floating interest rates. The interest rates of such loans are based upon a floating interest rate index, typically LIBOR, together with a spread, or margin. They generally also feature interest rate reset provisions that adjust the interest rates under such loans to current market rates on a quarterly basis. As of March 31, 2020, and December 31, 2019 over 80% of our floating rate loans were subject to a minimum base rate, or floor, that we charge on our loans if the applicable interest rate index falls below such floor. In addition, our revolving credit facilities also have floating rate interest provisions. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased in March 2020. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on such loans, a decrease in the income incentive fee or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

We have completed an industry subsegment analysis as of March 31, 2020 to determine the exposure of our portfolio companies to adverse effects on their business operations as a result of the COVID-19 pandemic. As of March, 31, 2020, more than 85% of our portfolio at fair value was comprised of investments in industry subsegments that we have identified as less exposed to negative impacts from the COVID-19 pandemic, less than 20% of our portfolio at fair value was comprised of investments in industry subsegments that we believe will experience significant financial distress as a result of the COVID-19 pandemic and less than 1% of our portfolio at fair value was comprised of investments in industry subsegments that were identified as most significantly exposed to adverse effects resulting from the COVID-19 pandemic. As of March 31, 2020, less than 1% of our portfolio at fair value represented second lien debt, mezzanine debt and other asset classes that we believe are particularly vulnerable due to the economic and market volatility and uncertainty resulting from the COVID-19 pandemic. Our portfolio by industry subsegments and our view of the exposure of our portfolio companies to the adverse effects of the COVID-19 pandemic as of March 31, 2020 is as follows:

Industry Subsegments[1]
Less exposed to COVID-19 (>85% of portfolio2)	Significantly exposed to COVID-19 exposure (<15% of portfolio2)	Most significantly exposed to COVID-19 (<1% of portfolio2)
Software & Technology	Restaurants	Airlines & Aircraft Finance
Business Services	Dental Care	Boating & Marine
Healthcare[2]	Eye Care	Entertainment
Aerospace & Defense	Fitness Franchises	Gaming
Distribution	Retail	Hotels
Financial Services		Metal & Mining
Food & Beverage		Oil & Gas
Manufacturing		Project Finance
Education		Real Estate
Shipping

(1) Industry subsegments are based on GC Advisors' internal analysis and industry classifications as of March 31, 2020.
(2) At fair value as of March 31, 2020.
(3) Excludes Dental Care and Eye Care subsegments..

The table below details the impact of effects of the COVID-19 pandemic on the weighted average price of our debt investments and the net change in unrealized depreciation on investments held as of March 31, 2020 by Internal Performance Rating (as defined in the "Portfolio Composition, Investment Activity and Yield" section below). Additionally, the following table details the primary drivers of reductions in weighted average price of our debt investments by Internal Performance Rating category as of March 31, 2020 as compared to December 31, 2019.

	Weighted Average Price[1]
Category	As of December 31, 2019	As of March 31, 2020	Net Change in Unrealized Depreciation on Investments Held as of March 31, 2020 per Share (2)(3)		% of Net Change in Unrealized Depreciation on Investments Held as of March 31, 2020 (2)	Primary Driver
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	$99.8	$95.7	$(1.10)		67%	Spread widening
Internal Performance Rating 3 (Performing Below Expectations)	95.9	91.2	(0.54)		33%	Spread widening, COVID-19 exposure
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	N/A	N/A	—	*	— *	N/A
Total	$99.7	$94.7	$(1.64)		100%

* Represents an amount less $0.01 per share or less than 1.0%.

(1) Includes debt investments only. "Total" row reflects weighted average price of total fair value of debt investments.
(2) Net Change in Unrealized Depreciation on Investments Held as of March 31, 2020 includes the net change in unrealized depreciation for the three months ended
March 31, 2020 attributable to investments held as of March 31, 2020.
(3) Based on weighted average shares outstanding for the three months ended March 31, 2020.

We and GC Advisors will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities future recommendations from such authorities may further impact our business operations and financial results. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in future periods.

Recent Developments
On April 1, 2020, we entered into subscription agreements with additional stockholders totaling $98.6 million in the aggregate. Additionally, we subsequently entered into cancellation agreements to cancel undrawn subscriptions totaling $2.5 million in the aggregate, of which $2.2 million were subscription agreements entered into on April 1, 2020.

Subsequent to March 31, 2020, the COVID-19 pandemic and the related effect on the U.S. and global economies has continued to have adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of GC Advisors (including with respect to us). Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, to the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies.

Consolidated Results of Operations

Consolidated operating results for the three and six months ended March 31, 2020 and 2019 are as follows:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In thousands)			(In thousands)
Interest income	$15,448	$5,776	$9,672	$29,260	$9,845	$19,415
Income from accretion of discounts and origination fees	973	257	716	1,672	483	1,189
Dividend income	2	—	2	4	—	4
Fee income	132	18	114	181	83	98
Total investment income	16,555	6,051	10,504	31,117	10,411	20,706
Net expenses	6,780	3,121	3,659	14,289	5,396	8,893
Net investment income	9,775	2,930	6,845	16,828	5,015	11,813
Net realized gain (loss) on investment transactions	(2)	40	(42)	(13)	49	(62)
Net change in unrealized appreciation (depreciation) on investment transactions	(48,321)	506	(48,827)	(46,238)	1,083	(47,321)
Net increase (decrease) in net assets resulting from operations	$(38,548)	$3,476	$(42,024)	$(29,423)	$6,147	$(35,570)
Average earning portfolio company investments, at fair value	$801,775	$270,585	$531,190	$746,100	$229,112	$516,988

Net income (loss) can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income (loss) may not be meaningful. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from March 31, 2019 to March 31, 2020. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three and six months ended March 31, 2019 to the three and six months ended March 31, 2020 by $10.5 million and $20.7 million, respectively, primarily as a result of an increase in the average earning debt investments balance, which is the annual average balance of accruing loans in our debt investment portfolio, of $531.2 million and $517.0 million, respectively.

The annualized income yield by debt security type for the three and six months ended March 31, 2020 and 2019 was as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Senior secured	6.5%	7.4%	6.6%	7.3%
One stop	7.9%	8.9%	8.1%	8.9%
Second lien	12.1%	N/A	12.2%	N/A
Subordinated debt(1)(2)	4.2%	8.0%	4.3%	8.0%
(1) Represents two portfolio company investments for the three and six months ended March 31, 2020.
(2) Represents one portfolio company investment for the three and six months ended March 31, 2019.

Due to the significant growth in the portfolio from the three and six months ended March 31, 2019 to the three and six months ended March 31, 2020, changes in investment yields may not be indicative of market conditions and as a result, quarterly comparisons may not be meaningful.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three and six months ended March 31, 2020 and 2019:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In thousands)			(In thousands)
Interest and facility fee expenses	$3,343	$1,149	$2,194	$6,640	$2,000	$4,640
Amortization of debt issuance costs	292	362	(70)	497	532	(35)
Base management fee, net of waiver	2,034	674	1,360	3,777	1,144	2,633
Income incentive fee, net of waiver	1,536	503	1,033	2,853	890	1,963
Capital gain incentive fee accrued under GAAP, net of waiver	(1,071)	68	(1,139)	(663)	180	(843)
Professional fees	267	230	37	516	418	98
Administrative service fee	302	106	196	577	176	401
General and administrative expenses	77	29	48	92	56	36
Net expenses	$6,780	$3,121	$3,659	$14,289	$5,396	$8,893
Average debt outstanding	$375,941	$112,546	$263,395	$349,295	$97,588	$251,707

Interest Expense

Interest and facility fee expenses increased by $2.2 million and $4.6 million, respectively, from the three and six months ended March 31, 2019 to the three and six months ended March 31, 2020 primarily due to an increase in the weighted average of outstanding borrowings of $263.4 million and $251.7 million, respectively. The effective annualized average interest rate on our outstanding debt decreased from 5.4% and 5.2% for the three and six months ended March 31, 2019 to 3.9% and 4.9% for the three and six months ended March 31, 2020, primarily due to a lower average LIBOR during the three and six months ended March 31, 2020 as compared to the three and six months ended March 31, 2019. For more information about our outstanding borrowings for the three and six months ended March 31, 2020 and 2019, including the terms thereof, see Note 8. Borrowings in the notes to our consolidated financial statements and the "Liquidity and Capital Resources" section below.

Management Fees

The base management fee increased as a result of a sequential increase in average assets from the three and six months ended March 31, 2019 to the three and six months ended March 31, 2020.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $1.0 million and $2.0 million, respectively, from the three and six months ended March 31, 2019 to the three and six months ended March 31, 2020, primarily as a result of the increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements). For the three and six months ended March 31, 2020 and 2019, the Income Incentive Fee calculation and the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was the maximum 15.0%.

We recorded a reversal for the capital gain incentive fee under GAAP, net of waiver, of $1.1 million and $0.8 million, respectively, for the three and six months ended March 31, 2020. The reversal was primarily due to an increase in unrealized depreciation in the fair value of some of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact and increases in the spread between yields realized on risk-free and higher risk securities. We recorded an accrual for the capital gain incentive fee under GAAP, net of waiver, of $0.1 million and $0.2 million, respectively, for the three and six months ended March 31, 2019. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. The cumulative capital gain incentive fee accrual calculated in accordance with GAAP as of March 31, 2020 and September 30, 2019 was $0 and $0.7 million, respectively, none of which was payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement. The capital gain incentive fee accrual under GAAP at September 30, 2019 was primarily due to unrealized appreciation in the investment portfolio. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.3 million and $0.5 million, respectively, from the three and six months ended March 31, 2019 to the three and six months ended March 31, 2020. These increases are associated with increased costs to service a growing portfolio. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2020 were $0.2 million and $0.4 million, respectively. Total expenses reimbursed by us to the Administrator for the three and six months ended March 31, 2019 were $0.2 million and $0.3 million, respectively.

As of March 31, 2020 and September 30, 2019, included in accounts payable and accrued expenses were $0.1 million and $0.2 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and six months ended March 31, 2020 and 2019:

	For the three months ended March 31,		Variances	For the six months ended March 31,		Variances
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In thousands)			(In thousands)
Net realized gain (loss) from investments	$(1)	$(1)	$—	$—	$1	$(1)
Net realized gain (loss) from foreign currency transactions	(1)	41	(42)	(13)	48	(61)
Net realized gain (loss) on investment transactions	(2)	40	(42)	(13)	49	(62)
Unrealized appreciation from investments	$46	$1,299	$(1,253)	$466	$2,348	$(1,882)
Unrealized (depreciation) from investments	(49,367)	(783)	(48,584)	(47,216)	(1,265)	(45,951)
Unrealized appreciation from forward currency contracts	778	—	778	479	—	479
Unrealized appreciation (depreciation) on foreign currency translation	222	(10)	232	33	—	33
Net change in unrealized appreciation (depreciation) on investment transactions	$(48,321)	$506	$(48,827)	$(46,238)	$1,083	$(47,321)

For each of the three and six months ended March 31, 2020, we had net realized losses on investments and foreign currency transactions of less than $0.1 million, primarily due to realized losses on foreign currency transactions. For each of the three and six months ended March 31, 2019, we had a net realized gain on investments and foreign currency transactions of less than $0.1 million primarily due to realized gains on foreign currency transactions.

For the three and six months ended March 31, 2020, we had less than $0.1 million and $0.5 million, respectively, in unrealized appreciation on five and seven portfolio company investments, respectively, which was offset by $49.4 million and $47.2 million, respectively, in unrealized depreciation on 142 and 140 portfolio company investments, respectively. Unrealized depreciation for the three and six months ended March 31, 2020 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact and increases in the spread between the yields realized on risk-free and higher risk securities.

For the three and six months ended March 31, 2019, we had $1.3 million and $2.3 million in unrealized appreciation on 45 and 58 portfolio company investments, respectively, which was partially offset by $0.8 million and $1.3 million unrealized depreciation on 61 and 53 portfolio company investments, respectively. Unrealized appreciation during the three and six months ended March 31, 2019 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value of portfolio company investments during the three and six months ended March 31, 2019.

For the three and six months ended March 31, 2020, we recognized unrealized appreciation on forward currency contracts of $0.8 million and $0.5 million, respectively, which was comprised of favorable movements in currency rates for three open forward currency contracts. See Note 6 in the notes to the consolidated financial statements for details of open positions on forward currency contracts.

Liquidity and Capital Resources

For the six months ended March 31, 2020, we experienced a net increase in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $16.5 million. During the period we used $209.5 million in operating activities, primarily as a result of fundings of portfolio investments of $300.3 million, partially offset by proceeds from principal payments and sales of portfolio investments of $79.6 million. During the same period, cash provided by financing activities was $226.1 million, primarily driven by borrowings on debt of $491.1 million, proceeds from short-term borrowings of $21.3 million and proceeds from the issuance of common stock of $141.1 million that were partially offset by repayments of debt of $378.8 million, repayments on short-term borrowings of $37.7 million and distributions paid of $10.2 million.

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

As of March 31, 2020 and September 30, 2019, we had cash and cash equivalents of $22.5 million and $2.4 million, respectively. In addition, as of March 31, 2020 and September 30, 2019, we had foreign currencies of $0.4 million and $0.1 million , respectively, restricted cash and cash equivalents of $12.2 million and $17.4 million, respectively, and restricted foreign currencies of $1.3 million and $0, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of March 31, 2020 and September 30, 2019, we had investor capital subscriptions totaling $809.2 million and $527.5 million, respectively, of which $479.9 million and $334.9 million, respectively, had been called and contributed, leaving $329.3 million and $192.6 million of uncalled investor capital subscriptions, respectively.

This "Liquidity and Capital Resources" section should be read in conjunction with the "COVID-19 Pandemic" section above.

Revolving Credit Facilities

SB Revolver - On February 4, 2019, we entered into the SB Revolver (as defined in Note 8 of our consolidated financial statements) with Signature Bank, which initially allowed us to borrow up to $175.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. On April 8, 2019, we entered into an amendment which increased the borrowing capacity under the SB Revolver to $225.0 million. On February 7, 2020, we entered into an amendment which increased the borrowing capacity under the SB Revolver to $275.0 million and through April 7, 2020, increased the borrowing base against which we may borrow. As of March 31, 2020 and September 30, 2019, we had $232.3 million and $144.4 million outstanding, respectively, under the SB Revolver. As of March 31, 2020 and September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $42.7 million and $80.6 million of remaining commitments, respectively, and $31.1 million and $0 of availability on the SB Revolver.

DB Credit Facility - On September 10, 2019, we entered into the DB Credit Facility (as defined in Note 8 of our consolidated financial statements). As of March 31, 2020 and September 30, 2019, the DB Credit Facility allowed GBDC 3 Funding LLC, or GBDC 3 Funding, to borrow up to $250.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2020 and September 30, 2019, we had $150.6 million and $122.7 million outstanding under the DB Credit Facility, respectively. As of March 31, 2020 and September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $99.4 million and $127.3 million of remaining commitments, respectively, $98.0 million and less than $1.0 million of availability on the DB Credit Facility, respectively.

Adviser Revolver - As of March 31, 2020 and September 30, 2019, we were permitted to borrow up to $40.0 million and $125.0 million, respectively, at any one time outstanding under the Adviser Revolver (as defined in Note 8 of our consolidated financial statements). As of March 31, 2020 and September 30, 2019, we had $0 and $3.5 million, respectively, outstanding under the Adviser Revolver. On October 28, 2019, we entered into an amendment to the Adviser Revolver, which decreased the borrowing capacity from $125.0 million to $40.0 million.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of March 31, 2020, our asset coverage for borrowed amounts was 217.3%.

As of March 31, 2020, we had outstanding commitments to fund investments totaling $138.2 million, including $4.6 million of commitments on undrawn revolvers. As of September 30, 2019, we had outstanding commitments to fund investments totaling $107.2 million. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2020 and September 30, 2019, respectively, subject to the terms of each loan’s respective credit agreement. As of March 31, 2020, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our SB Revolver, DB Credit Facility and Adviser Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

Although we expect to fund the growth of our investment portfolio through net proceeds from capital calls on existing and future investor capital subscriptions and through our dividend reinvestment plan as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition, we can amend, refinance, or enter into new leverage facilities. In addition to capital not being available, it also could not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we expect to receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

Portfolio Composition, Investment Activity and Yield

As of March 31, 2020 and September 30, 2019, we had investments in 144 and 118 portfolio companies, respectively, with a total fair value of $798.4 million and $617.0 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and six months ended March 31, 2020 and 2019:

	For the three months ended March 31,				For the six months ended March 31,
	2020		2019		2020		2019
	New Commitments	Percentage of Commitments	New Commitments	Percentage of Commitments	New Commitments	Percentage of Commitments	New Commitments	Percentage of Commitments
Senior secured	$28,884	21.6%	$8,210	14.8%	$59,896	17.0%	$39,605	22.3%
One stop	104,142	78.1	47,100	85.2	290,539	82.5	135,568	76.4
Subordinated debt	20	0.0*	10	0.0*	55	0.0*	10	0.0*
Equity	369	0.3	9	0.0*	1,565	0.5	2,270	1.3
Total new investment commitments	$133,415	100.0%	$55,329	100.0%	$352,055	100.0%	$177,453	100.0%

* Represents an amount less than 0.1%

For the three and six months ended March 31, 2020, we had approximately $58.0 million and $79.6 million, respectively, in proceeds from principal payments, return of capital distributions of portfolio companies and sales of equity investments in portfolio companies. For the three and six months ended March 31, 2019, we had approximately $6.7 million and $9.7 million, respectively, in proceeds from principal payments, return of capital distributions of portfolio companies and sales of equity investments in portfolio companies.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2020 (1)			As of September 30, 2019(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost		Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$140,790	$139,075	$131,511	$97,133	$95,943		$96,765
Non-accrual(3)	—	—	—	—	—		—
One stop:
Performing	697,501	688,353	655,409	511,850	505,134		509,530
Non-accrual(3)	—	—	—	—	—		—
Second lien:
Performing	4,140	4,061	4,140	3,898	3,811		3,898
Non-accrual(3)	—	—	—	—	—		—
Subordinated debt:
Performing	37	36	38	2	—	*	2
Non-accrual(3)	—	—	—	—	—		—
Equity	N/A	7,680	7,343	N/A	6,115		6,794
Total	$842,468	$839,205	$798,441	$612,883	$611,003		$616,989

* Represents less than $1,000.
(1)As of March 31, 2020, $35.2 million and $34.4 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2019, $40.0 million and $40.6 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.” As of March 31, 2020 and September 30, 2019, there were no loans in our portfolio that were on non-accrual.
As of March 31, 2020 and September 30, 2019, the fair value of our debt investments as a percentage of the outstanding principal value was 93.9% and 99.6%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated for the three and six months ended March 31, 2020 and 2019:

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
Weighted average rate of new investment fundings	7.8%	8.6%	7.6%	7.9%
Weighted average spread over LIBOR of new floating rate investment fundings	5.2%	6.1%	5.3%	5.4%
Weighted average fees of new investment fundings	1.3%	1.4%	1.4%	1.4%
As of March 31, 2020 and September 30, 2019, 86.1% and 86.0%, respectively, of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2020 and September 30, 2019, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $34.2 million and $29.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2020 and September 30, 2019:

	As of March 31, 2020		As of September 30, 2019
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$15,237	1.9%	$1,949	0.3%
4	615,877	77.1	605,050	98.1
3	167,247	20.9	9,990	1.6
2	80	— *	—	—
1	—	—	—	—
Total	$798,441	100.0%	$616,989	100.0%
* Represents an amount less than 0.1%
Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of March 31, 2020 is as follows:

	Payments Due by Period (In Thousands)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$232,284	$232,284	$—	$—	$—
DB Credit Facility	150,586	—	—	—	150,586
Unfunded commitments (1)	138,235	138,235	—	—	—
Total contractual obligations	$521,105	$370,519	$—	$—	$150,586

(1)Unfunded commitments represent unfunded commitments to fund investments as of March 31, 2020. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of March 31, 2020, subject to the terms of each loan’s respective credit agreement. The unfunded commitments amount does not include $109.4 million of commitments as of March 31, 2020 for GBDC 3 Senior Loan Fund LLC, which is described in Note 5 in the notes to our consolidated financial statements.
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2020, we had outstanding commitments to fund investments totaling $138.2 million, including $4.6 million of commitments on undrawn revolvers.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•We entered into the Investment Advisory Agreement with GC Advisors. Each of Mr. Lawrence Golub, our chairman, and Mr. David Golub, our president and chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.
•Golub Capital LLC provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
•We have entered into a license agreement with Golub Capital LLC, pursuant to which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital.”
•Under a staffing agreement, or the Staffing Agreement, Golub Capital LLC has agreed to provide GC Advisors with the resources necessary to fulfill its obligations under the Investment Advisory Agreement. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and provide access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee will serve in such capacity. Services under the Staffing Agreement are provided on a direct cost reimbursement basis. We are not a party to the Staffing Agreement.
•We have entered into the Adviser Revolver with GC Advisors in order to have the ability to borrow funds on a short-term basis.
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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

Our quarterly valuation process begins with each portfolio company investment being initially valued by the investment professionals of GC Advisors responsible for credit monitoring. Preliminary valuation conclusions are then documented and discussed with our senior management and GC Advisors. The audit committee of our board of directors reviews these preliminary valuations. At least once annually, the valuation for each portfolio investment, subject to a de minimis threshold, is reviewed by an independent valuation firm. The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2020 and 2019. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of March 31, 2020 and September 30, 2019, with the exception of money market funds included in cash and cash equivalents and restrictive cash and cash equivalents

(Level 1 investments) and forward currency contracts (Level 2 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

In connection with each sale of shares of our common stock, we make a determination that we are not selling shares of our common stock at a price below the then-current net asset value per share of common stock at the time at which the sale is made or otherwise in violation of the 1940 Act.  GC Advisors will consider the following factors, among others, in making such determination:

•The net asset value of our common stock disclosed in the most recent periodic report filed with the SEC;
•Its assessment of whether any change in the net asset value per share of our common stock has occurred (including through the realization of gains on the sale of portfolio securities) during the period beginning on the date of the most recently disclosed net asset value per share of our common stock and ending two days prior to the date of the sale; and
•The magnitude of the difference between the sale price of the shares of common stock and management’s assessment of any change in the net asset value per share of our common stock during the period discussed above.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of each of March 31, 2020 and September 30, 2019, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and six months ended March 31, 2020 and 2019, we did not incur any U.S federal excise tax.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also generally subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of each of March 31, 2020 and September 30, 2019, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01%. In addition, the SB Revolver has a floating interest rate provision based on the one-month, two-month, or three-month LIBOR, the DB Credit Facility has a floating interest rate provision equal to three-month LIBOR and the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduce certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we can earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of March 31, 2020 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(2,066)	$(957)	$(1,109)
Up 50 basis points	4,134	1,914	2,220
Up 100 basis points	8,338	3,829	4,509
Up 150 basis points	12,507	5,743	6,764
Up 200 basis points	16,676	7,657	9,019

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2020, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SB Revolver, DB Credit Facility, the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2020 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

We, GC Advisors and Golub Capital LLC may, from time to time, be involved in legal and regulatory proceedings arising out of our and their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and Golub Capital LLC do not believe it is currently subject to any material legal proceedings.

Item 1A: Risk Factors.

Except as set forth below, there have been no material changes during the six months ended March 31, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2019.

You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value (“NAV”) and the trading price of our common stock could decline, and you may lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the year ended September 30, 2019 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 (also known as the “coronavirus”) that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruption in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. A prolonged period of market disruption and/or illiquidity may have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

Events outside of our control, including public health crises, may negatively affect our portfolio companies, our investment adviser and the results of our operations.
Periods of market volatility may continue to occur in response to pandemics or other events outside of our control. These types of events could adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus surfaced in China and has since spread to other countries, including the United States, which has resulted in restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the affected jurisdictions. In addition to these developments having adverse consequences for us and our portfolio companies an, the operations of our investment adviser (including those relating to the Company) have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. As the potential impact of the coronavirus is difficult to predict, the extent to which the coronavirus and/or other health pandemics may negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of the coronavirus and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies' operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Third Amendment to Revolving Credit and Security Agreement, dated as of February 7, 2020, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding LLC, as borrowers, and Signature Bank, as administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K (File No. 814-01244), filed on February 13, 2020).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: May 14, 2020	By:	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Ross A. Teune
Ross. A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)