Form 10-Q
period 2020-06-30
Golub Capital BDC 3, Inc.
filed 2020-08-13
CIK 1715268

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 13, 2020, the Registrant had 33,303,658.071 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2020	September 30, 2019
	(unaudited)
Assets
Investments, at fair value (amortized cost of $862,547 and $611,003, respectively)	$848,548	$616,989
Cash and cash equivalents	9,500	2,413
Foreign currencies (cost of $464 and $130, respectively)	470	130
Restricted cash and cash equivalents	12,145	17,374
Restricted foreign currencies (cost of $36 and $0, respectively)	35	—
Cash collateral held at broker for forward currency contracts	450	450
Unrealized net appreciation on forward currency contracts	509	240
Interest receivable	3,249	2,226
Capital call receivable	—	16
Due from Investment Adviser (Note 4)	1,536	—
Other assets	17	102
Total Assets	$876,459	$639,940
Liabilities
Debt	$380,455	$270,644
Less unamortized debt issuance costs	1,524	1,770
Debt less unamortized debt issuance costs	378,931	268,874
Other short-term borrowings (proceeds of $0 and $16,366, respectively)	—	16,366
Interest payable	1,240	881
Distributions payable	3,043	6,441
Management and incentive fees payable	3,338	3,316
Payable for investments purchased	1,398	—
Accounts payable and accrued expenses	847	630
Accrued trustee fees	—	12
Total Liabilities	388,797	296,520
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2020 and September 30, 2019	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 33,214,254.061 and 22,894,689.911 shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	33	23
Paid in capital in excess of par	498,012	343,396
Distributable earnings (losses)	(10,383)	1
Total Net Assets	487,662	343,420
Total Liabilities and Total Net Assets	$876,459	$639,940
Number of common shares outstanding	33,214,254.061	22,894,689.911
Net asset value per common share	$14.68	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Investment income
Interest income	$15,953	$8,504	$46,885	$18,832
Dividend income	—	—	4	—
Fee income	150	195	331	278
Total investment income	16,103	8,699	47,220	19,110
Expenses
Interest and other debt financing expenses	2,679	1,760	9,816	4,292
Base management fee	2,836	1,329	8,029	2,902
Incentive fee	(15)	1,291	2,344	2,440
Professional fees	221	217	737	635
Administrative service fee	309	156	886	332
General and administrative expenses	14	26	106	82
Total expenses	6,044	4,779	21,918	10,683
Base management fee waived (Note 4)	(774)	(362)	(2,190)	(791)
Incentive fee waived (Note 4)	(245)	(273)	(414)	(352)
Net expenses	5,025	4,144	19,314	9,540
Net investment income	11,078	4,555	27,906	9,570
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	(1)	3	(1)	4
Foreign currency transactions	26	8	13	56
Net realized gain (loss) on investment transactions	25	11	12	60
Net change in unrealized appreciation (depreciation) from:
Investments	26,765	1,302	(19,985)	2,385
Forward currency contracts	(210)	(70)	269	(70)
Translation of assets and liabilities in foreign currencies	(42)	55	(9)	55
Net change in unrealized appreciation (depreciation) on investment transactions	26,513	1,287	(19,725)	2,370
Net gain (loss) on investment transactions	26,538	1,298	(19,713)	2,430
Net increase (decrease) in net assets resulting from operations	$37,616	$5,853	$8,193	$12,000
Per Common Share Data
Basic and diluted earnings (loss) per common share	$1.13	$0.39	$0.28	$1.04
Basic and diluted weighted average common shares outstanding	33,145,177	15,480,105	29,616,555	11,471,687

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2018	5,815,002.633	$6	$87,218	$1	$87,225
Issuance of common stock	12,091,728.084	12	181,364	—	181,376
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	9,570	9,570
Net realized gain (loss) on investment transactions	—	—	—	60	60
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	2,370	2,370
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	231,446.198	—	3,472	—	3,472
Distributions from distributable earnings (losses)	—	—	—	(6,147)	(6,147)
Distributions declared and payable	—	—	—	(5,853)	(5,853)
Total increase (decrease) for the nine months ended June 30, 2019	12,323,174.282	12	184,836	—	184,848
Balance at June 30, 2019	18,138,176.915	$18	$272,054	$1	$272,073
Balance at March 31, 2019	12,268,702.801	$12	$184,017	$1	$184,030
Issuance of common stock	5,804,831.723	6	87,067	—	87,073
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	4,555	4,555
Net realized gain (loss) on investment transactions	—	—	—	11	11
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,287	1,287
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	64,642.391	—	970	—	970
Distributions from distributable earnings (losses)	—	—	—	(3,204)	(3,204)
Distributions declared and payable	—	—	—	(2,649)	(2,649)
Total increase (decrease) for the three months ended June 30, 2019	5,869,474.114	6	88,037	—	88,043
Balance at June 30, 2019	18,138,176.915	$18	$272,054	$1	$272,073
Balance at September 30, 2019	22,894,689.911	$23	$343,396	$1	$343,420
Issuance of common stock	9,667,275.629	9	145,000	—	145,009
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	27,906	27,906
Net realized gain (loss) on investment transactions	—	—	—	12	12
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(19,725)	(19,725)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	652,288.521	1	9,616	—	9,617
Distributions from distributable earnings (losses)	—	—	—	(11,729)	(11,729)
Distributions declared and payable	—	—	—	(6,848)	(6,848)
Total increase (decrease) for the nine months ended June 30, 2020	10,319,564.150	10	154,616	(10,384)	144,242
Balance at June 30, 2020	33,214,254.061	$33	$498,012	$(10,383)	$487,662
Balance at March 31, 2020	33,090,999.162	$33	$496,331	$(44,956)	$451,408
Issuance of common stock	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	11,078	11,078
Net realized gain (loss) on investment transactions	—	—	—	25	25
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	26,513	26,513
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	123,254.899	—	1,681	—	1,681
Distributions from distributable earnings (losses)	—	—	—	—	—
Distributions declared and payable	—	—	—	(3,043)	(3,043)
Total increase (decrease) for the three months ended June 30, 2020	123,254.899	—	1,681	34,573	36,254
Balance at June 30, 2020	33,214,254.061	$33	$498,012	$(10,383)	$487,662

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$8,193	$12,000
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of deferred debt issuance costs	840	600
Accretion of discounts and amortization of premiums	(2,500)	(854)
Net realized (gain) loss on investments	1	(4)
Net realized (gain) loss on foreign currency transactions	(13)	(56)
Net change in unrealized (appreciation) depreciation on investments	19,985	(2,385)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	9	(55)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(269)	70
Proceeds from (fundings of) revolving loans, net	(3,519)	(1,559)
Fundings of investments	(340,982)	(346,315)
Proceeds from principal payments and sales of portfolio investments	96,723	18,619
PIK interest	(1,267)	(143)
Changes in operating assets and liabilities:
Cash collateral held at broker for forward currency contracts	—	(450)
Interest receivable	(1,023)	(880)
Receivable for investments sold	—	—
Due from Investment Adviser (Note 4)	(1,536)	—
Other assets	85	59
Interest payable	359	361
Management and incentive fees payable	22	1,599
Payable for investments purchased	1,398	—
Accounts payable and accrued expenses	217	393
Accrued trustee fees	(12)	10
Net cash (used in) provided by operating activities	(223,289)	(318,990)
Cash flows from financing activities
Borrowings on debt	532,299	405,629
Repayments of debt	(422,499)	(232,422)
Proceeds from other short-term borrowings	21,267	9,499
Repayments on other short-term borrowings	(37,664)	(7,558)
Capitalized debt issuance costs	(594)	(633)
Proceeds from issuance of common shares	145,025	181,376
Distributions paid	(12,358)	(4,235)
Net cash provided by (used in) financing activities	225,476	351,656
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	2,187	32,666
Effect of foreign currency exchange rates	46	16
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	19,917	3,653
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$22,150	$36,335
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,617	$3,331
Distributions declared during the period	18,577	12,000
Supplemental disclosure of non-cash operating and financing activity:
Stock issued in connection with dividend reinvestment plan	9,617	3,472
Change in distributions payable	(3,398)	5,853
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of June 30,
	2020	2019
Cash and cash equivalents	$9,500	$36,209
Foreign currencies (cost of $464 and $130, respectively)	470	126
Restricted cash and cash equivalents	12,145	—
Restricted foreign currencies (cost of $36 and $0, respectively)	35	—
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$22,150	$36,335

See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt Investments
Automobile
Grease Monkey International, LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2022	$962	$956	0.1%	$962
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2022	351	347	—	351
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2022	178	177	—	178
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2022	162	161	—	162
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2022	148	147	—	148
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(c)	6.24%	11/2022	47	47	—	47
Grease Monkey International, LLC#(5)	Senior loan	L + 5.00%		N/A(6)	11/2022	—	(1)	—	—
JHCC Holdings LLC	One stop	L + 5.50%	(c)	6.81%	09/2025	3,012	2,986	0.3	2,952
JHCC Holdings LLC#	One stop	L + 5.50%	(c)	6.64%	09/2025	1,334	1,290	0.1	1,232
JHCC Holdings LLC#	One stop	L + 5.50%	(c)	6.35%	09/2025	16	15	—	14
Power Stop, LLC	Senior loan	L + 4.75%	(a)	4.93%	10/2025	670	668	0.1	637
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(d)	7.50%	04/2023	1,682	1,670	0.2	1,682
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(c)(d)	7.50%	04/2023	818	812	0.1	818
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(d)	7.50%	04/2023	714	709	0.1	714
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(d)	7.50%	04/2023	478	474	0.1	478
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(d)	7.50%	04/2023	388	385	0.1	388
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(d)	7.50%	04/2023	40	40	—	40
						11,000	10,883	1.2	10,803
Beverage, Food and Tobacco
BJH Holdings III Corp.	One stop	L + 5.75%	(c)	6.75%	08/2025	19,254	18,976	2.2	19,254
BJH Holdings III Corp.#	One stop	L + 5.75%	(c)	6.75%	08/2025	100	93	—	100
Fintech Midco, LLC	One stop	L + 5.00%	(d)	6.08%	08/2024	4,897	4,863	0.5	4,701
Fintech Midco, LLC#	One stop	L + 5.00%	(d)	6.08%	08/2024	441	438	0.1	423
Fintech Midco, LLC#(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	(4)
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	5.75%	12/2023	437	433	0.1	402
Flavor Producers, LLC#	Senior loan	L + 4.75%	(d)	5.81%	12/2022	8	7	—	6
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	548	544	0.1	548
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	281	279	—	281
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	221	219	—	221
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	216	215	—	216
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	106	106	—	106
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	106	106	—	106
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	52	52	—	52
Mendocino Farms, LLC#(5)	One stop	L + 8.50%		N/A(6)	06/2023	—	(12)	—	—
SSRG Holdings, LLC	One stop	L + 5.25%	(c)	6.32%	11/2025	6,432	6,374	0.7	5,918
SSRG Holdings, LLC#	One stop	L + 5.25%	(c)	6.29%	11/2025	75	74	—	69
Velvet Taco Holdings, Inc.#	One stop	L + 7.00%	(c)	8.00%	03/2026	120	119	—	113
Velvet Taco Holdings, Inc.#(5)	One stop	L + 7.00%		N/A(6)	03/2026	—	—	—	(2)
Velvet Taco Holdings, Inc.#(5)	One stop	L + 7.00%		N/A(6)	03/2026	—	(14)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverage, Food and Tobacco - (continued)
Wood Fired Holding Corp.	One stop	L + 7.75%	(c)	6.86% cash/2.00% PIK	12/2023	$3,162	$3,140	0.3%	$2,466
Wood Fired Holding Corp.#	One stop	L + 7.75%	(c)	6.95% cash/2.00% PIK	12/2023	284	282	—	221
Wood Fired Holding Corp.#	One stop	L + 7.75%	(c)	6.98% cash/2.00% PIK	12/2023	99	98	—	77
						36,839	36,391	4.0	35,274
Buildings and Real Estate
Groundworks LLC#	Senior loan	L + 5.50%	(c)	6.50%	01/2026	1,411	1,395	0.2	1,411
Groundworks LLC	Senior loan	L + 5.50%	(c)	6.50%	01/2026	224	221	—	224
Groundworks LLC#	Senior loan	L + 5.50%	(c)(d)	6.54%	01/2026	7	7	—	7
MRI Software LLC	One stop	L + 5.50%	(c)	6.54%	02/2026	13,503	13,397	1.5	13,232
MRI Software LLC#(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(3)	—	(5)
MRI Software LLC#(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(9)	—	(40)
						15,145	15,008	1.7	14,829
Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC	One stop	L + 6.00%	(c)	7.43%	07/2024	2,492	2,471	0.3	2,309
Inhance Technologies Holdings LLC#	One stop	L + 5.50%	(b)	6.94%	07/2024	753	748	0.1	698
Inhance Technologies Holdings LLC#	One stop	L + 6.00%	(c)	7.08%	07/2024	40	39	—	32
Inhance Technologies Holdings LLC#(5)	One stop	L + 6.00%		N/A(6)	07/2024	—	(1)	—	—
						3,285	3,257	0.4	3,039
Containers, Packaging and Glass
AmerCareRoyal LLC(7)(8)	Senior loan	L + 5.00%	(a)	6.00%	11/2025	2,898	2,872	0.3	2,782
AmerCareRoyal LLC(7)(8)	Senior loan	L + 5.00%	(a)	6.00%	11/2025	524	519	0.1	503
Fortis Solutions Group LLC	Senior loan	L + 5.00%	(a)	6.00%	12/2023	540	535	0.1	540
Fortis Solutions Group LLC	Senior loan	L + 5.00%	(a)	6.00%	12/2023	215	213	—	215
Fortis Solutions Group LLC	Senior loan	L + 5.00%	(a)	6.00%	12/2023	206	204	—	206
Fortis Solutions Group LLC#	Senior loan	L + 5.00%	(a)	6.00%	12/2023	20	20	—	20
						4,403	4,363	0.5	4,266
Diversified/Conglomerate Manufacturing
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)(f)	4.81%	04/2026	4,872	4,791	0.5	4,628
Blackbird Purchaser, Inc. #(5)	Senior loan	L + 4.50%		N/A(6)	04/2024	—	(2)	—	(6)
Blackbird Purchaser, Inc. #(5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(3)	—	(10)
Chase Industries, Inc.	Senior loan	L + 7.00%	(c)	6.50% cash/1.50% PIK	05/2025	1,956	1,932	0.2	1,562
Chase Industries, Inc.#	Senior loan	L + 7.00%	(c)	6.50% cash/1.50% PIK	05/2025	339	335	—	270
Chase Industries, Inc.#	Senior loan	L + 7.00%	(c)	6.50% cash/1.50% PIK	05/2023	177	176	—	141
Madison Safety & Flow LLC	Senior loan	L + 4.50%	(a)	4.68%	03/2025	185	184	—	181
Madison Safety & Flow LLC#	Senior loan	L + 4.50%	(a)	N/A(6)	03/2025	—	—	—	—
Protective Industrial Products, Inc.	Senior loan	L + 4.50%	(c)	5.19%	01/2024	2,796	2,772	0.3	2,796
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	1,965	1,941	0.2	1,867
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	502	496	0.1	477
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	480	474	0.1	456
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	475	469	0.1	451
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	442	437	0.1	420
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	406	400	0.1	385
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Manufacturing - (continued)
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	$304	$300	—%	$289
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	203	200	—	193
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	183	181	—	174
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2024	150	148	—	143
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	83	82	—	78
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	18	17	—	17
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	16	16	—	16
						15,552	15,346	1.7	14,528
Diversified/Conglomerate Service
3ES Innovation, Inc.(7)(11)	One stop	L + 5.75%	(c)	7.48%	05/2025	3,746	3,677	0.4	3,559
3ES Innovation, Inc.#(5)(7)(11)	One stop	L + 5.75%		N/A(6)	05/2025	—	(2)	—	(5)
Acquia, Inc.	One stop	L + 7.00%	(c)	8.00%	10/2025	1,804	1,789	0.2	1,805
Acquia, Inc.#	One stop	L + 7.00%		N/A(6)	10/2025	—	—	—	—
Apptio, Inc.	One stop	L + 7.25%	(d)	8.25%	01/2025	12,605	12,413	1.4	12,605
Apptio, Inc. #(5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(1)	—	—
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%	(c)	5.82%	04/2026	1,401	1,394	0.2	1,289
Arch Global CCT Holdings Corp.#(5)	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	(3)
Arch Global CCT Holdings Corp.#(5)	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	(15)
Astute Holdings, Inc.	One stop	L + 6.00%	(c)	7.07%	04/2025	2,792	2,770	0.3	2,792
Astute Holdings, Inc. #(5)	One stop	L + 6.00%		N/A(6)	04/2025	—	(1)	—	—
Astute Holdings, Inc. #(5)	One stop	L + 6.00%		N/A(6)	04/2025	—	(9)	—	—
Aurora Lux Finco S.A.R.L.(7)(13)	One stop	L + 6.00%	(c)	7.00%	12/2026	7,819	7,638	0.8	7,037
AutoQuotes, LLC	One stop	L + 5.75%	(c)	6.75%	11/2024	2,326	2,309	0.3	2,280
AutoQuotes, LLC#	One stop	L + 5.75%	(c)	6.75%	11/2024	50	50	—	49
Axiom Merger Sub Inc.#	One stop	L + 5.25%	(c)	6.36%	04/2026	1,156	1,139	0.1	1,156
Axiom Merger Sub Inc.#(7)(8)	One stop	E + 5.50%	(g)	5.50%	04/2026	482	475	0.1	475
Axiom Merger Sub Inc.#	One stop	L + 5.25%	(c)	6.25%	04/2026	15	14	—	15
Azul Systems, Inc.#	Senior loan	L + 5.00%	(c)	6.09%	04/2027	9,492	9,400	1.0	9,017
Azul Systems, Inc.#(5)	Senior loan	L + 5.00%		N/A(6)	04/2026	—	(1)	—	(4)
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)(c)	6.79%	02/2024	8,355	8,267	1.0	8,355
Bazaarvoice, Inc.#	One stop	L + 5.75%	(a)(c)	6.75%	02/2024	200	197	—	200
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	4.56%	07/2026	580	573	0.1	580
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	4.56%	07/2026	153	152	—	153
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(c)	4.56%	07/2026	65	63	—	65
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Bullhorn, Inc.	One stop	L + 5.50%	(d)	6.57%	10/2025	13,579	13,401	1.5	13,308
Bullhorn, Inc.#(7)(8)	One stop	L + 6.00%	(i)	6.70%	10/2025	2,423	2,391	0.3	2,395
Bullhorn, Inc.#(7)(8)	One stop	L + 5.75%	(d)	5.75%	10/2025	973	960	0.1	970
Bullhorn, Inc.#	One stop	L + 5.50%	(d)	6.57%	10/2025	532	525	0.1	521
Bullhorn, Inc.#	One stop	L + 5.50%	(d)	6.57%	10/2025	400	372	—	357
Bullhorn, Inc.#	One stop	L + 5.50%	(c)	6.50%	10/2025	239	236	—	234
Calabrio, Inc.	One stop	L + 6.50%	(c)	7.50%	06/2025	22,076	21,894	2.5	22,076
Calabrio, Inc. #	One stop	L + 6.50%	(a)	7.50%	06/2025	60	59	—	60
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Centrify Corporation	One stop	L + 8.25%	(c)	9.33%	08/2024	$5,244	$5,189	0.6%	$5,034
Centrify Corporation#	One stop	P + 7.25%	(f)	10.50%	08/2024	100	99	—	96
Cloudbees, Inc.#	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	845	832	0.1	841
Cloudbees, Inc.	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	702	686	0.1	699
Cloudbees, Inc.#	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	496	494	0.1	493
Cloudbees, Inc.#	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 5.75%	(a)	6.75%	03/2024	8,437	8,387	1.0	8,353
Confluence Technologies, Inc.#	One stop	L + 5.75%	(a)	6.75%	03/2024	50	49	—	48
Connexin Software, Inc.	One stop	L + 8.50%	(a)	9.50%	02/2024	1,261	1,250	0.2	1,261
Connexin Software, Inc.#	One stop	L + 8.50%	(a)	9.50%	02/2024	10	10	—	10
Convercent, Inc.	One stop	L + 9.00%	(c)	8.25% cash/2.75% PIK	12/2024	702	685	0.1	710
Convercent, Inc.#	Subordinated debt	N/A		4.00%	11/2020	35	35	—	41
Convercent, Inc.#	One stop	L + 9.00%	(c)	8.25% cash/2.75% PIK	12/2024	20	20	—	20
Convercent, Inc.#(5)	One stop	L + 6.25%		N/A(6)	12/2024	—	(1)	—	—
Digital Guardian, Inc.#	One stop	L + 9.50%	(c)	7.93% cash/3.00% PIK	06/2023	1,685	1,677	0.2	1,743
Digital Guardian, Inc.#	Subordinated debt	N/A		8.00% PIK	06/2023	2	1	—	2
Digital Guardian, Inc.#	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	1
E2open, LLC	One stop	L + 5.75%	(c)	6.75%	11/2024	22,769	22,476	2.6	22,314
E2open, LLC#(5)	One stop	L + 5.75%		N/A(6)	11/2024	—	(3)	—	(5)
EWC Growth Partners LLC#	One stop	L + 5.50%	(c)	6.50%	03/2026	443	423	0.1	399
EWC Growth Partners LLC	One stop	L + 5.50%	(c)	6.50%	03/2026	62	61	—	56
EWC Growth Partners LLC#	One stop	L + 5.50%	(c)	6.50%	03/2026	18	18	—	16
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)	6.83%	05/2024	15,600	15,469	1.8	15,600
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(c)	6.83%	05/2024	4,394	4,356	0.5	4,394
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(c)	6.83%	05/2024	1,150	1,139	0.1	1,150
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(c)	6.83%	05/2024	1,061	1,051	0.1	1,061
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(c)	6.83%	05/2024	664	659	0.1	664
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(d)	6.83%	05/2024	55	53	—	55
HealthEdge Software, Inc.	One stop	L + 6.25%	(a)	7.25%	04/2026	1,559	1,526	0.2	1,524
HealthEdge Software, Inc.#(5)	One stop	L + 6.25%		N/A(6)	04/2026	—	(1)	—	(1)
HealthEdge Software, Inc.#(5)	One stop	L + 6.25%		N/A(6)	04/2026	—	(36)	—	(38)
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(a)	6.75%	08/2026	1,540	1,507	0.2	1,510
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%	(a)	6.75%	08/2026	149	145	—	143
HSI Halo Acquisition, Inc.#	One stop	P + 4.75%	(f)	8.00%	09/2025	39	38	—	38
ICIMS, Inc.	One stop	L + 6.50%	(c)	7.50%	09/2024	3,240	3,197	0.4	3,240
ICIMS, Inc.	One stop	L + 6.50%	(c)	7.50%	09/2024	1,065	1,056	0.1	1,064
ICIMS, Inc.#(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
Imprivata, Inc.	Senior loan	L + 4.00%	(c)	5.00%	10/2023	812	806	0.1	812
Imprivata, Inc.#(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(1)	—	—
Infinisource, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2026	10,779	10,682	1.2	10,456
Infinisource, Inc.#	One stop	L + 4.50%	(c)	5.50%	10/2026	1,786	1,770	0.2	1,733
Infinisource, Inc.#(5)	One stop	L + 4.50%		N/A(6)	10/2026	—	(2)	—	(5)
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Infinisource, Inc.#(5)	One stop	L + 4.50%		N/A(6)	10/2026	$—	$(46)	—%	$(153)
Infogix, Inc.	One stop	L + 7.00%	(c)	8.00%	04/2024	1,461	1,456	0.2	1,431
Infogix, Inc.	One stop	L + 7.00%	(c)	7.30%	04/2024	229	227	—	225
Infogix, Inc.#	One stop	L + 7.00%	(c)	8.00%	04/2024	45	45	—	44
Property Brands, Inc.	One stop	L + 5.75%	(c)	6.75%	01/2024	2,786	2,766	0.3	2,647
Property Brands, Inc.	One stop	L + 5.75%	(c)	6.75%	01/2024	2,602	2,578	0.3	2,472
Property Brands, Inc.	One stop	L + 5.75%	(c)	6.75%	01/2024	1,125	1,117	0.1	1,069
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	01/2024	918	911	0.1	872
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	01/2024	396	393	—	376
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	01/2024	336	334	—	320
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	01/2024	335	333	—	318
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	01/2024	265	263	—	252
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	01/2024	139	138	—	132
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	01/2024	100	99	—	95
Property Brands, Inc.#(5)	One stop	L + 5.75%		N/A(6)	01/2024	—	(7)	—	(49)
Instructure, Inc.	One stop	L + 7.00%	(a)	8.00%	03/2026	28,923	28,578	3.2	28,345
Instructure, Inc.#(5)	One stop	L + 7.00%		N/A(6)	03/2026	—	(2)	—	(3)
Integral Ad Science, Inc.	One stop	L + 7.25%	(c)	7.00% cash/1.25% PIK	07/2024	3,551	3,506	0.4	3,480
Integral Ad Science, Inc.#(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(1)	—	(3)
Integration Appliance, Inc.	One stop	L + 7.25%	(c)	9.43%	08/2023	14,125	14,036	1.6	14,125
Integration Appliance, Inc.#	One stop	L + 7.25%	(a)	8.25%	08/2023	2	2	—	2
Internet Truckstop Group LLC	One stop	L + 5.50%	(c)	6.50%	04/2025	8,057	7,897	0.9	7,896
Internet Truckstop Group LLC#(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(2)	—	(3)
Invoice Cloud, Inc.#	One stop	L + 6.50%	(c)	4.25% cash/3.25% PIK	02/2024	1,104	1,097	0.1	1,082
Invoice Cloud, Inc.#	One stop	L + 7.50%	(c)	4.25% cash/3.25% PIK	02/2024	902	896	0.1	882
Invoice Cloud, Inc.#(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	(1)
JAMF Holdings, Inc.	One stop	L + 7.00%	(c)	8.00%	11/2022	1,205	1,190	0.1	1,205
JAMF Holdings, Inc.#(5)	One stop	L + 7.00%		N/A(6)	11/2022	—	(1)	—	—
Kaseya Traverse Inc	One stop	L + 7.00%	(c)	5.09% cash/3.00% PIK	05/2025	14,089	13,871	1.6	14,089
Kaseya Traverse Inc#	One stop	L + 7.00%	(d)	5.09% cash/3.00% PIK	05/2025	226	210	—	226
Kaseya Traverse Inc#	One stop	L + 6.50%	(c)	7.50%	05/2025	104	102	—	102
Kaseya Traverse Inc#(5)	One stop	L + 4.00%		N/A(6)	05/2025	—	(7)	—	—
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	5.00%	03/2025	759	750	0.1	728
Learn-it Systems, LLC#	Senior loan	L + 4.50%	(c)	5.31%	03/2025	145	138	—	139
Learn-it Systems, LLC#(5)	Senior loan	L + 4.50%		N/A(6)	03/2025	—	—	—	(1)
Litera Bidco LLC	One stop	L + 5.25%	(c)	6.25%	05/2026	608	601	0.1	608
Litera Bidco LLC#	One stop	L + 5.25%	(c)	6.25%	05/2026	278	275	—	278
Litera Bidco LLC#	One stop	L + 5.25%	(c)	6.25%	05/2026	278	278	—	278
Litera Bidco LLC#	One stop	L + 5.25%	(c)	6.25%	05/2025	30	30	—	30
MetricStream, Inc.#	One stop	L + 7.00%	(c)	9.00%	05/2024	2,010	1,950	0.2	2,024
MetricStream, Inc.#	One stop	L + 7.00%		N/A(6)	05/2024	—	—	—	1
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
MetricStream, Inc.#(5)	One stop	L + 7.00%		N/A(6)	04/2024	$—	$(3)	—%	$6
Mindbody, Inc.#	One stop	L + 9.50%	(c)	9.00% cash/1.50% PIK	02/2025	11,705	11,615	1.3	11,003
Mindbody, Inc.#	One stop	L + 8.00%	(c)	9.07%	02/2025	119	118	—	112
Ministry Brands, LLC	Senior loan	L + 4.00%	(c)	5.00%	12/2022	223	222	—	209
Ministry Brands, LLC#	Senior loan	L + 4.00%	(c)	5.00%	12/2022	131	130	—	123
Ministry Brands, LLC	Senior loan	L + 4.00%	(c)	5.00%	12/2022	127	127	—	120
MSHC, Inc.#	Senior loan	L + 4.25%	(c)	5.25%	12/2024	131	131	—	117
MSHC, Inc.	Senior loan	L + 4.25%	(c)	5.25%	12/2024	23	23	—	23
Namely, Inc.	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	2,111	2,092	0.2	2,069
Namely, Inc.#	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	795	790	0.1	769
Namely, Inc.#	One stop	L + 7.50%	(a)	8.25% cash/1.25% PIK	06/2024	35	35	—	34
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	6.57%	12/2023	869	862	0.1	869
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	6.57%	12/2023	747	742	0.1	747
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	6.57%	12/2023	111	110	—	111
Net Health Acquisition Corp.#(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(1)	—	—
Nextech Holdings, LLC	One stop	L + 5.50%	(a)	5.68%	06/2025	17,896	17,748	1.9	16,823
Nextech Holdings, LLC#	One stop	L + 5.50%	(a)	5.68%	06/2025	250	248	—	232
Nextech Holdings, LLC#(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(7)	—	(52)
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	7.00%	11/2023	590	586	0.1	543
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	7.00%	11/2023	513	509	0.1	472
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	7.00%	11/2023	294	293	—	270
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	7.00%	11/2023	213	212	—	196
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)(d)	7.04%	11/2023	30	29	—	22
Nexus Brands Group, Inc.#(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	P + 6.75%	(f)	8.25% cash/1.75% PIK	10/2024	131	125	—	138
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH#	One stop	L + 6.00%		N/A(6)	10/2024	—	—	—	1
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH#(5)	One stop	L + 7.75%		N/A(6)	10/2024	—	(7)	—	67
PCS Intermediate II Holdings, LLC	One stop	L + 5.50%	(c)	6.50%	01/2026	4,931	4,885	0.6	4,833
PCS Intermediate II Holdings, LLC#	One stop	L + 5.50%	(d)	6.68%	01/2026	28	27	—	25
Personify, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2024	3,484	3,459	0.4	3,345
Personify, Inc.#	One stop	L + 5.75%	(c)	6.75%	09/2024	40	39	—	37
PlanSource Holdings, Inc.	One stop	L + 6.25%	(d)	7.95%	04/2025	2,818	2,793	0.3	2,818
PlanSource Holdings, Inc. #(5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
Project Power Buyer, LLC	One stop	L + 5.25%	(c)	6.25%	05/2026	2,838	2,808	0.3	2,838
Project Power Buyer, LLC#(5)	One stop	L + 5.25%		N/A(6)	05/2025	—	(1)	—	—
PT Intermediate Holdings III, LLC	One stop	L + 5.50%	(c)	6.50%	10/2025	23,287	22,967	2.5	21,424
Qgenda Intermediate Holdings, LLC	One stop	L + 5.00%	(c)	6.00%	06/2025	5,103	5,060	0.6	5,103
Qgenda Intermediate Holdings, LLC	One stop	L + 5.00%	(c)	6.00%	06/2025	2,469	2,447	0.3	2,469
Qgenda Intermediate Holdings, LLC#	One stop	L + 5.00%	(c)	6.00%	06/2025	100	99	—	100
Recordxtechnologies, LLC	One stop	L + 5.50%	(c)	6.50%	12/2025	18,746	18,532	2.1	17,997
Recordxtechnologies, LLC#	One stop	L + 5.50%	(c)	6.50%	12/2025	100	98	—	92
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified/Conglomerate Service - (continued)
Recordxtechnologies, LLC#(5)	One stop	L + 5.50%		N/A(6)	12/2025	$—	$(22)	—%	$—
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)	5.25%	12/2024	1,220	1,211	0.1	1,123
RegEd Aquireco, LLC#	Senior loan	P + 3.25%	(a)(f)	5.72%	12/2024	118	117	—	107
RegEd Aquireco, LLC#(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(26)	—	—
SnapLogic, Inc.#	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	1,016	1,010	0.1	1,016
SnapLogic, Inc.(5)	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	3	(3)	—	3
SnapLogic, Inc.#	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	—
Sontatype, Inc.	One stop	L + 6.75%	(d)	7.75%	12/2025	12,912	12,795	1.5	12,912
Sontatype, Inc.#(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(3)	—	—
Caliper Software, Inc.	One stop	L + 5.50%	(c)	6.57%	11/2025	7,231	7,153	0.8	6,941
Caliper Software, Inc.#	One stop	L + 5.50%	(c)	5.81%	11/2023	175	174	—	168
Telesoft Holdings LLC	One stop	L + 6.00%	(c)	7.00%	12/2025	21,222	20,786	2.4	21,222
Telesoft Holdings LLC#(5)	One stop	L + 6.00%		N/A(6)	12/2025	—	(5)	—	—
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(c)	4.81%	12/2024	822	816	0.1	789
TI Intermediate Holdings, LLC#	Senior loan	L + 4.50%	(a)	4.68%	12/2024	21	21	—	20
Transact Holdings, Inc.	Senior loan	L + 4.75%	(a)	4.93%	04/2026	760	750	0.1	691
Transaction Data Systems, Inc.	One stop	L + 5.25%	(c)	6.25%	06/2021	13,692	13,672	1.6	13,692
Transaction Data Systems, Inc.#	One stop	L + 5.25%	(c)	6.25%	06/2021	28	28	—	28
Trintech, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2023	2,095	2,079	0.2	2,095
Trintech, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2023	1,042	1,034	0.1	1,042
Trintech, Inc.#	One stop	L + 6.00%	(c)	7.00%	12/2023	150	149	—	150
True Commerce, Inc.	One stop	L + 5.75%	(c)	6.75%	11/2023	1,241	1,232	0.1	1,241
True Commerce, Inc.#	One stop	L + 5.75%	(c)	6.75%	11/2023	75	74	—	75
Upserve, Inc.	One stop	L + 8.00%	(e)	9.00%	07/2023	1,694	1,683	0.2	1,610
Upserve, Inc.#	One stop	L + 8.00%	(e)	9.00%	07/2023	565	563	0.1	537
Upserve, Inc.#(5)	One stop	L + 8.00%		N/A(6)	07/2023	—	—	—	(2)
Vector CS Midco Limited & Cloudsense Ltd.#(7)(8)(10)	One stop	L + 7.25%	(i)	5.30% cash/2.75% PIK	05/2024	1,967	1,953	0.2	1,774
Vector CS Midco Limited & Cloudsense Ltd.#(7)(8)(10)	One stop	L + 7.25%	(i)	5.30% cash/2.75% PIK	05/2024	58	58	—	59
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2023	1,610	1,594	0.2	1,610
Velocity Technology Solutions, Inc.#	One stop	L + 6.00%	(d)	7.45%	12/2023	50	49	—	50
Workforce Software, LLC	One stop	L + 6.50%	(c)	7.50%	07/2025	10,928	10,744	1.3	10,928
Workforce Software, LLC#(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(1)	—	—
						448,913	443,571	50.0	438,404
Electronics
Appriss Holdings, Inc.	One stop	L + 5.50%	(a)(c)(d)	5.86%	06/2026	8,584	8,442	1.0	8,413
Appriss Holdings, Inc.#	One stop	L + 5.50%	(a)	5.68%	06/2025	101	97	—	97
Diligent Corporation#	One stop	L + 5.50%	(d)	6.57%	04/2022	7,629	7,573	0.9	7,629
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	6.50%	04/2022	3,692	3,665	0.4	3,692
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	6.54%	04/2022	2,465	2,449	0.3	2,465
Diligent Corporation	One stop	L + 5.50%	(d)	6.57%	04/2022	1,928	1,918	0.2	1,928
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	6.50%	04/2022	949	943	0.1	949
Diligent Corporation#	One stop	L + 5.50%	(d)	6.50%	04/2022	721	712	0.1	721
Diligent Corporation#	One stop	L + 5.50%	(d)	6.57%	04/2022	273	272	—	273
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics - (continued)
Diligent Corporation#	One stop	L + 5.50%	(d)	6.57%	04/2022	$96	$95	—%	$96
Diligent Corporation#(5)	One stop	L + 5.50%		N/A(6)	04/2022	—	(19)	—	—
Episerver, Inc.#(7)(8)	One stop	E + 6.00%	(c)(d)	6.00%	10/2024	4,738	4,693	0.5	4,446
Episerver, Inc.#	One stop	L + 5.75%	(c)(d)	6.75%	10/2024	2,747	2,721	0.3	2,664
Episerver, Inc.#(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	(6)
ES Acquisition LLC	One stop	L + 5.00%	(c)	6.00%	11/2025	15,858	15,715	1.8	15,668
ES Acquisition, LLC#	Senior loan	L + 5.50%	(c)	6.50%	11/2025	1,928	1,862	0.2	1,949
ES Acquisition, LLC#	One stop	L + 5.00%	(d)	6.22%	11/2025	1,116	1,106	0.1	1,102
ES Acquisition, LLC#	One stop	L + 5.00%	(d)	6.07%	11/2025	861	853	0.1	850
ES Acquisition, LLC#	One stop	L + 5.00%	(c)	6.04%	11/2025	131	129	—	128
ES Acquisition LLC#(5)	One stop	L + 5.00%		N/A(6)	11/2025	—	(30)	—	(40)
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.32%	11/2025	13,608	13,455	1.5	13,064
Red Dawn SEI Buyer, Inc.#	Senior loan	L + 4.25%	(a)	5.25%	11/2025	250	247	—	240
Red Dawn SEI Buyer, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(22)	—	(96)
Silver Peak Systems, Inc.	One stop	L + 7.00%	(a)	9.00%	04/2024	1,461	1,445	0.2	1,477
Silver Peak Systems, Inc. #	One stop	L + 7.00%		N/A(6)	04/2024	—	—	—	1
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	7,513	7,398	0.9	7,513
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	3,706	3,641	0.4	3,706
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	735	730	0.1	735
Sovos Compliance#	Second lien	N/A		12.00% PIK	04/2025	559	549	0.1	559
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	505	496	0.1	505
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	328	317	—	328
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	99	97	—	99
						82,581	81,547	9.3	81,155
Finance
Institutional Shareholder Services	Senior loan	L + 4.50%	(d)	5.57%	03/2026	6,396	6,344	0.7	6,268
Institutional Shareholder Services#	Senior loan	L + 4.50%	(c)(d)	5.32%	03/2024	75	74	—	71
						6,471	6,418	0.7	6,339
Healthcare, Education and Childcare
ACP Ulysses Buyer, Inc.	Senior loan	L + 5.00%	(d)	6.07%	02/2026	4,890	4,844	0.6	4,890
Aspen Medical Products, LLC	One stop	L + 5.25%	(c)	6.45%	06/2025	1,035	1,027	0.1	983
Aspen Medical Products, LLC#	One stop	L + 5.25%	(c)	6.25%	06/2025	9	8	—	8
Belmont Instrument, LLC	Senior loan	L + 4.75%	(d)	5.82%	12/2023	1,789	1,773	0.2	1,771
BIO18 Borrower, LLC	One stop	L + 5.25%	(c)	6.25%	11/2024	1,759	1,742	0.2	1,759
BIO18 Borrower, LLC#	One stop	L + 5.25%	(c)	6.25%	11/2024	1,634	1,619	0.2	1,634
BIO18 Borrower, LLC#	One stop	L + 5.25%	(c)	6.25%	11/2024	105	104	—	105
BIO18 Borrower, LLC#(5)	One stop	L + 5.25%		N/A(6)	11/2024	—	(3)	—	—
Blades Buyer, Inc.	Senior loan	L + 4.50%	(b)(c)	5.50%	08/2025	789	784	0.1	789
Blades Buyer, Inc.#	Senior loan	L + 4.50%	(d)	5.50%	08/2025	392	389	—	392
Blades Buyer, Inc.#	Senior loan	L + 4.50%	(a)	5.50%	08/2025	23	22	—	23
CMI Parent Inc.	Senior loan	L + 4.25%	(c)	5.25%	08/2025	14,540	14,417	1.6	13,813
CMI Parent Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(1)	—	(8)
CRH Healthcare Purchaser, Inc.	Senior loan	L + 4.50%	(c)	4.81%	12/2024	2,377	2,359	0.3	2,377
CRH Healthcare Purchaser, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare, Education and Childcare - (continued)
CRH Healthcare Purchaser, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	$—	$(13)	—%	$—
Elite Dental Partners LLC(9)	One stop	L + 5.25%	(d)	6.32%	06/2023	745	738	0.1	527
Elite Dental Partners LLC#(9)	One stop	L + 5.25%	(d)	6.32%	06/2023	653	647	0.1	462
Elite Dental Partners LLC#(9)	One stop	L + 5.25%	(d)	6.32%	06/2023	612	606	0.1	433
Elite Dental Partners LLC#(9)	One stop	L + 5.25%	(d)	6.32%	06/2023	583	578	—	413
Elite Dental Partners LLC#(9)	One stop	L + 5.25%	(d)	6.32%	06/2023	559	554	—	396
Elite Dental Partners LLC#(9)	One stop	L + 5.25%	(c)(d)	6.32%	06/2023	100	99	—	71
Elite Dental Partners LLC#(9)	One stop	L + 5.25%	(c)	6.25%	06/2023	7	7	—	9
ERG Buyer, LLC	One stop	L + 5.50%	(c)	6.50%	05/2024	2,295	2,273	0.2	1,836
ERG Buyer, LLC#	One stop	P + 4.50%	(f)	7.75%	05/2024	150	149	—	120
eSolutions, Inc.	One stop	L + 6.50%	(c)	7.50%	03/2022	22,697	22,558	2.6	22,697
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	7.25%	05/2023	3,807	3,723	0.4	3,617
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	7.25%	05/2023	1,134	1,131	0.1	1,077
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(7)(8)(14)	One stop	L + 4.50%	(k)	5.07%	03/2027	1,194	1,155	0.1	885
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(7)(8)(14)	One stop	L + 4.50%	(k)	5.69%	03/2027	801	793	0.1	687
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(5)(7)(14)	One stop	L + 4.50%		N/A(6)	03/2027	—	(16)	—	(120)
Krueger-Gilbert Health Physics, LLC#	Senior loan	L + 5.25%	(c)	6.25%	05/2025	477	473	0.1	463
Krueger-Gilbert Health Physics, LLC#	Senior loan	L + 5.25%	(c)	6.25%	05/2025	179	169	—	174
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	129	128	—	125
Krueger-Gilbert Health Physics, LLC#	Senior loan	L + 5.25%	(c)	6.25%	05/2025	25	25	—	24
MD Now Holdings, Inc.	One stop	L + 5.00%	(d)	6.07%	08/2024	2,905	2,885	0.3	2,789
MD Now Holdings, Inc.#	One stop	L + 5.00%	(d)	6.07%	08/2024	242	237	—	209
MD Now Holdings, Inc.#	One stop	L + 5.00%	(c)	6.00%	08/2024	150	149	—	144
ONsite Mammography, LLC	One stop	L + 6.25%	(d)	7.32%	11/2023	670	665	0.1	644
ONsite Mammography, LLC#	One stop	L + 6.25%	(c)	7.25%	11/2023	50	50	—	48
ONsite Mammography, LLC#	One stop	L + 6.25%	(c)(d)	7.29%	11/2023	49	47	—	47
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	5.75%	10/2023	1,617	1,606	0.2	1,488
Summit Behavioral Healthcare, LLC#	Senior loan	L + 4.75%	(b)(c)	5.75%	10/2023	150	149	—	138
Summit Behavioral Healthcare, LLC#	Senior loan	L + 4.75%	(c)	5.75%	10/2023	64	63	—	58
						71,386	70,711	7.8	67,997
Hotels, Motels, Inns, and Gaming
Davidson Hotel Company, LLC	One stop	L + 5.25%	(a)	6.25%	07/2024	2,100	2,083	0.2	1,470
Davidson Hotel Company, LLC#	One stop	L + 5.25%	(a)	6.25%	07/2024	421	421	—	294
Davidson Hotel Company, LLC#	One stop	L + 5.25%	(a)	6.25%	07/2024	50	50	—	35
Davidson Hotel Company, LLC#(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(4)	—	—
						2,571	2,550	0.2	1,799
Insurance
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	6.75%	08/2025	364	359	0.1	364
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.75%	(c)(d)	6.86%	08/2025	319	317	—	319
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.75%	(c)(d)	6.75%	08/2025	242	236	—	242
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.75%	(c)	6.75%	08/2025	193	192	—	193
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.75%		N/A(6)	08/2025	—	—	—	—
J.S. Held Holdings, LLC	One stop	L + 6.00%	(c)(f)	7.04%	07/2025	18,123	17,753	2.1	18,123
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance - (continued)
J.S. Held Holdings, LLC#	One stop	L + 6.00%	(c)	7.00%	07/2025	$36	$32	—%	$36
J.S. Held Holdings, LLC#(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(9)	—	—
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%	(c)	5.57%	12/2024	800	794	0.1	784
Orchid Underwriters Agency, LLC#	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC#(5)	Senior loan	L + 4.75%		N/A(6)	12/2024	—	(3)	—	(8)
RSC Acquisition, Inc.	One stop	L + 5.50%	(c)	6.80%	10/2026	10,163	9,960	1.2	10,163
RSC Acquisition, Inc.#	One stop	L + 5.50%	(c)	6.50%	10/2026	137	92	—	137
RSC Acquisition, Inc.#(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(2)	—	—
						30,377	29,721	3.5	30,353
Leisure, Amusement, Motion Pictures, Entertainment
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(c)	5.25%	07/2025	316	314	—	291
CR Fitness Holdings, LLC#	Senior loan	L + 4.25%	(a)	5.25%	07/2025	105	103	—	79
CR Fitness Holdings, LLC#	Senior loan	L + 4.25%	(a)(c)	5.25%	07/2025	37	37	—	34
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	5.75%	01/2025	1,742	1,729	0.2	1,603
EOS Fitness Opco Holdings, LLC#	One stop	L + 4.75%	(c)	5.75%	01/2025	373	368	—	343
EOS Fitness Opco Holdings, LLC#	One stop	L + 4.75%	(c)	5.75%	01/2025	60	60	—	55
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	6.25%	07/2025	13,978	13,902	1.5	13,000
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.25%	07/2025	3,645	3,606	0.4	3,390
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.25%	07/2025	1,979	1,969	0.2	1,841
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.25%	07/2025	100	100	—	93
Sunshine Sub, LLC	One stop	L + 4.75%	(c)	5.75%	05/2024	1,979	1,953	0.2	1,821
Sunshine Sub, LLC	One stop	L + 4.75%	(c)	5.75%	05/2024	1,937	1,913	0.2	1,782
Sunshine Sub, LLC	One stop	L + 4.75%	(c)	5.75%	05/2024	10	9	—	2
Titan Fitness, LLC	One stop	L + 4.75%	(b)(c)	5.75%	02/2025	6,673	6,622	0.7	6,139
Titan Fitness, LLC#	One stop	L + 4.75%	(c)	6.19%	02/2025	789	779	0.1	726
Titan Fitness, LLC#	One stop	L + 4.75%	(c)	6.00%	02/2025	237	235	—	217
WBZ Investment LLC	One stop	L + 5.50%	(c)	6.54%	09/2024	1,423	1,413	0.2	1,309
WBZ Investment LLC#	One stop	L + 5.50%	(c)	6.54%	09/2024	472	469	0.1	434
WBZ Investment LLC#	One stop	L + 5.50%	(c)	6.50%	09/2024	328	326	—	302
WBZ Investment LLC#	One stop	L + 5.50%	(c)	6.50%	09/2024	168	165	—	154
WBZ Investment LLC#	One stop	L + 5.50%	(c)	6.50%	09/2024	40	40	—	36
						36,391	36,112	3.8	33,651
Oil and Gas
Drilling Info Holdings, Inc.	Senior loan	L + 4.50%	(a)	4.68%	07/2025	12,112	11,801	1.3	11,628
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%	(a)	4.43%	07/2025	9,305	9,209	1.0	8,830
Drilling Info Holdings, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(1)	—	(5)
Drilling Info Holdings, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(4)	—	(23)
Drilling Info Holdings, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	07/2023	—	(3)	—	(4)
						21,417	21,002	2.3	20,426
Personal and Non Durable Consumer Products (Mfg. Only)
WU Holdco, Inc.	One stop	L + 5.50%	(c)	6.50%	03/2026	1,072	1,063	0.1	1,072
WU Holdco, Inc. #	One stop	L + 5.50%	(c)	6.50%	03/2026	165	163	—	161
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal and Non Durable Consumer Products (Mfg. Only) - (continued)
WU Holdco, Inc. #	One stop	L + 5.50%	(c)	5.80%	03/2025	$20	$20	—%	$19
						1,257	1,246	0.1	1,252
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC	One stop	L + 5.00%	(d)	6.07%	07/2026	5,503	5,455	0.6	5,392
Blue River Pet Care, LLC#	One stop	L + 5.00%	(a)	5.18%	07/2026	507	470	—	422
Blue River Pet Care, LLC#	One stop	L + 5.00%	(a)(d)	5.85%	08/2025	137	136	—	133
Captain D's, LLC	Senior loan	L + 4.50%	(c)(d)	5.50%	12/2023	1,243	1,232	0.1	1,218
Captain D's, LLC#	Senior loan	L + 4.50%	(a)(c)	5.25%	12/2023	61	60	—	59
Encorevet Group LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2024	4,062	4,026	0.5	3,981
Encorevet Group LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2024	1,823	1,823	0.2	1,787
Encorevet Group LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2024	942	934	0.1	924
Encorevet Group LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2024	162	162	—	159
Encorevet Group LLC#(5)	Senior loan	L + 5.00%		N/A(6)	11/2024	—	—	—	(1)
Encorevet Group LLC#(5)	Senior loan	L + 5.00%		N/A(6)	11/2024	—	(10)	—	(23)
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(c)	7.25%	08/2023	1,522	1,510	0.2	1,476
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(c)	7.25%	08/2023	1,448	1,432	0.2	1,405
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(c)	7.25%	08/2023	1,108	1,099	0.1	1,075
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(c)	7.25%	08/2023	876	869	0.1	850
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(c)	7.25%	08/2023	748	741	0.1	725
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(c)	7.25%	08/2023	617	612	0.1	599
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(c)	7.25%	08/2023	598	593	0.1	580
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(c)	7.25%	08/2023	487	482	0.1	472
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(c)	7.25%	08/2023	445	441	0.1	431
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(c)	7.25%	08/2023	443	439	0.1	430
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(c)	7.25%	08/2023	383	380	—	372
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(c)	7.25%	08/2023	164	163	—	159
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(c)	7.25%	08/2023	147	146	—	143
Imperial Optical Midco Inc.#(5)	One stop	L + 6.25%		N/A(6)	08/2023	—	—	—	(2)
Imperial Optical Midco Inc.#(5)	One stop	L + 6.25%		N/A(6)	08/2023	—	(21)	—	—
Midwest Veterinary Partners, LLC#	One stop	L + 6.00%	(c)	7.07%	07/2025	795	788	0.1	795
Midwest Veterinary Partners, LLC#	One stop	L + 6.00%	(d)	7.00%	07/2025	630	603	0.1	630
Midwest Veterinary Partners, LLC	One stop	L + 6.00%	(c)	7.07%	07/2025	248	246	—	248
Midwest Veterinary Partners, LLC#	One stop	L + 6.00%	(a)(c)	7.00%	07/2025	74	73	—	74
NVA Holdings, Inc.	Senior loan	L + 3.50%	(a)	3.69%	02/2026	1,001	992	0.1	961
PPV Intermediate Holdings II, LLC#	One stop	L + 7.00%	(a)(c)(d)	8.51%	05/2023	1,705	1,705	0.2	1,684
PPV Intermediate Holdings II, LLC#	One stop	L + 7.00%	(d)(f)	8.67%	05/2023	45	45	—	44
PPV Intermediate Holdings II, LLC#	One stop	N/A		7.90% PIK	05/2023	8	8	—	8
PPV Intermediate Holdings II, LLC#(5)	One stop	L + 7.00%		N/A(6)	05/2023	—	(7)	—	(9)
Ruby Slipper Cafe LLC, The#	One stop	L + 7.50%	(c)	8.50%	01/2023	333	332	—	317
Ruby Slipper Cafe LLC, The#	One stop	L + 7.50%	(b)(c)	8.50%	01/2023	117	116	—	111
Ruby Slipper Cafe LLC, The#	One stop	L + 7.50%	(c)	8.50%	01/2023	20	20	—	19
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(c)	7.00%	05/2025	2,679	2,648	0.3	2,679
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(c)(d)	7.00%	05/2025	2,412	2,123	0.3	2,412
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(c)	7.00%	05/2025	2,102	2,077	0.2	2,102
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index (1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Personal, Food and Miscellaneous Services - (continued)
Veterinary Specialists of North America, LLC	Senior loan	L + 4.50%	(a)	4.68%	04/2025	$16,968	$16,833	1.9%	$16,968
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.50%	(a)	4.68%	04/2025	4,412	4,372	0.5	4,412
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.50%	(a)	4.68%	04/2025	1,234	1,225	0.1	1,234
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.50%	(a)	4.68%	04/2025	621	616	0.1	621
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.50%	(a)	4.68%	04/2025	500	496	0.1	500
						59,330	58,485	6.7	58,576
Printing and Publishing
Messenger, LLC	One stop	L + 6.00%	(c)(f)	7.06%	08/2023	2,036	2,023	0.2	1,893
Messenger, LLC#	One stop	P + 5.00%	(f)	8.25%	08/2023	25	25	—	23
Messenger, LLC#(5)	One stop	L + 6.00%		N/A(6)	08/2023	—	(1)	—	—
						2,061	2,047	0.2	1,916
Retail Stores
2nd Ave. LLC	One stop	L + 5.50%	(d)	7.28%	09/2025	1,384	1,372	0.1	1,245
2nd Ave. LLC#	One stop	L + 5.50%	(c)(d)	6.26%	09/2025	50	50	—	45
Jet Equipment & Tools Ltd.#(7)(8)(11)	One stop	L + 5.75%	(a)	6.75%	11/2024	4,267	4,229	0.5	4,113
Jet Equipment & Tools Ltd.(7)(11)	One stop	L + 5.75%	(a)	6.75%	11/2024	3,364	3,338	0.4	3,364
Jet Equipment & Tools Ltd.(7)(11)	One stop	L + 5.75%	(a)	6.75%	11/2024	1,034	1,026	0.1	1,034
Jet Equipment & Tools Ltd.(7)(11)	One stop	L + 5.75%	(a)	6.75%	11/2024	398	394	—	398
Jet Equipment & Tools Ltd.(7)(11)	One stop	P + 4.75%	(f)	8.00%	11/2024	10	10	—	10
Jet Equipment & Tools Ltd.#(5)(7)(8)(11)	One stop	L + 5.75%		N/A(6)	11/2024	—	(1)	—	—
Pet Supplies Plus, LLC	Senior loan	L + 4.50%	(c)	5.64%	12/2024	3,316	3,292	0.4	3,250
Pet Supplies Plus, LLC#	Senior loan	L + 4.50%	(c)	5.50%	12/2023	112	111	—	109
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.50%	(d)	6.57%	10/2024	927	920	0.1	871
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.50%	(d)	6.57%	10/2024	672	667	0.1	632
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.50%	(c)(f)	7.09%	10/2024	43	42	—	40
Sola Franchise, LLC and Sola Salon Studios, LLC#(5)	One stop	L + 5.50%		N/A(6)	10/2024	—	(6)	—	—
Vermont Aus Pty Ltd#(7)(8)(12)	One stop	L + 5.25%	(j)	5.84%	12/2024	439	432	0.1	429
Vermont Aus Pty Ltd#(7)(8)(12)	One stop	L + 5.25%	(j)	5.78%	12/2024	32	29	—	31
						16,048	15,905	1.8	15,571
Total debt investments						$865,027	$854,563	95.9%	$840,178

Equity Investments(15)(16)
Automobile
Grease Monkey International, LLC#	LLC units	N/A		N/A	N/A	73	$73	—%	$183
Quick Quack Car Wash Holdings, LLC#	LLC units	N/A		N/A	N/A	—	93	—	82
							166	—	265
Beverage, Food and Tobacco
Mendocino Farms, LLC#	Common stock	N/A		N/A	N/A	59	257	0.1	256
SSRG Holdings, LLC#	LLC units	N/A		N/A	N/A	40	399	—	252
Wood Fired Holding Corp.#	LLC units	N/A		N/A	N/A	103	103	—	6
Wood Fired Holding Corp.#	LLC units	N/A		N/A	N/A	103	—	—	—
							759	0.1	514
Buildings and Real Estate
Groundworks LLC#	LLC units	N/A		N/A	N/A	—	52	—	50
Groundworks LLC#	LLC units	N/A		N/A	N/A	—	6	—	6
							58	—	56
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index (1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Chemicals, Plastics and Rubber
Inhance Technologies Holdings LLC#	LLC units	N/A	N/A	N/A	—	$34	—%	$8
Diversified/Conglomerate Service
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.#	Preferred stock	N/A	N/A	N/A	217	170	0.1	206
Astute Holdings, Inc. #	LP units	N/A	N/A	N/A	—	83	—	102
Calabrio, Inc. #	Common stock	N/A	N/A	N/A	58	444	0.1	650
Centrify Corporation#	LP interest	N/A	N/A	N/A	—	170	—	56
Centrify Corporation#	LP interest	N/A	N/A	N/A	60	—	—	—
Cloudbees, Inc.#	Preferred stock	N/A	N/A	N/A	15	93	—	75
Cloudbees, Inc.#	Warrant	N/A	N/A	N/A	27	40	—	48
Confluence Technologies, Inc.#	LLC interest	N/A	N/A	N/A	—	53	—	86
Connexin Software, Inc.#	LLC interest	N/A	N/A	N/A	26	26	—	30
Convercent, Inc.#	Warrant	N/A	N/A	N/A	82	16	—	33
Digital Guardian, Inc.#	Preferred stock	N/A	N/A	N/A	72	87	—	66
Digital Guardian, Inc.#	Warrant	N/A	N/A	N/A	25	43	—	43
Digital Guardian, Inc.#	Preferred stock	N/A	N/A	N/A	15	27	—	26
Digital Guardian, Inc.#	Preferred stock	N/A	N/A	N/A	14	25	—	28
Digital Guardian, Inc.#	Warrant	N/A	N/A	N/A	3	4	—	9
EWC Growth Partners LLC#	LLC interest	N/A	N/A	N/A	—	25	—	22
GS Acquisitionco, Inc.#	LP interest	N/A	N/A	N/A	—	44	—	96
HSI Halo Acquisition, Inc.#	Preferred stock	N/A	N/A	N/A	—	75	—	63
HSI Halo Acquisition, Inc.#	Preferred stock	N/A	N/A	N/A	—	—	—	—
Property Brands, Inc.#	LLC units	N/A	N/A	N/A	11	106	—	167
Internet Truckstop Group LLC#	LP interest	N/A	N/A	N/A	146	146	—	133
MetricStream, Inc.#	Warrant	N/A	N/A	N/A	44	67	—	50
Namely, Inc.#	Warrant	N/A	N/A	N/A	8	14	—	8
Net Health Acquisition Corp.#	LP interest	N/A	N/A	N/A	—	126	—	124
Nexus Brands Group, Inc.#	LP interest	N/A	N/A	N/A	—	49	—	33
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH#	Warrant	N/A	N/A	N/A	2	6	—	7
PCS Intermediate II Holdings, LLC#	LLC units	N/A	N/A	N/A	13	126	—	131
Personify, Inc.#	LLC units	N/A	N/A	N/A	145	145	0.1	182
Pride Midco, Inc.#	Preferred stock	N/A	N/A	N/A	1	556	0.1	636
RegEd Aquireco, LLC#	LP interest	N/A	N/A	N/A	—	70	—	39
RegEd Aquireco, LLC#	LP interest	N/A	N/A	N/A	1	—	—	—
SnapLogic, Inc.#	Preferred stock	N/A	N/A	N/A	43	108	—	153
SnapLogic, Inc.#	Warrant	N/A	N/A	N/A	16	6	—	40
Caliper Software, Inc.#	Preferred stock	N/A	N/A	N/A	1	596	0.1	687
Caliper Software, Inc.#	Common stock	N/A	N/A	N/A	53	53	—	115
Caliper Software, Inc.#	Preferred stock	N/A	N/A	N/A	—	8	—	11
Telesoft Holdings LLC#	LP interest	N/A	N/A	N/A	131	131	—	106
						3,738	0.5	4,261
Electronics
Appriss Holdings, Inc.#	Preferred stock	N/A	N/A	N/A	—	52	—	58
Episerver, Inc.#	Common stock	N/A	N/A	N/A	17	173	—	126
ES Acquisition LLC#	LP interest	N/A	N/A	N/A	—	333	0.1	535
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2020
(In thousands)

	Investment Type	Spread Above Index (1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronics - (continued)
Red Dawn SEI Buyer, Inc.#	LP units	N/A	N/A	N/A	219	$219	—%	$199
Silver Peak Systems, Inc. #	Warrant	N/A	N/A	N/A	17	6	—	16
						783	0.1	934
Healthcare, Education and Childcare
Aspen Medical Products, LLC#	Common stock	N/A	N/A	N/A	—	17	—	14
BIO18 Borrower, LLC#(17)	LLC units	N/A	N/A	N/A	141	246	—	358
CMI Parent Inc.#	LLC units	N/A	N/A	N/A	—	492	0.1	528
CMI Parent Inc.#	LLC units	N/A	N/A	N/A	5	5	—	—
CRH Healthcare Purchaser, Inc.#	LP interest	N/A	N/A	N/A	102	102	—	137
Elite Dental Partners LLC#	Common stock	N/A	N/A	N/A	—	161	—	5
ERG Buyer, LLC#	LLC units	N/A	N/A	N/A	—	165	—	5
ERG Buyer, LLC#	LLC units	N/A	N/A	N/A	2	2	—	—
Krueger-Gilbert Health Physics, LLC#	LLC interest	N/A	N/A	N/A	46	46	—	35
MD Now Holdings, Inc.#	LLC units	N/A	N/A	N/A	3	33	—	36
Summit Behavioral Healthcare, LLC#	LLC interest	N/A	N/A	N/A	—	14	—	11
Summit Behavioral Healthcare, LLC#	LLC interest	N/A	N/A	N/A	—	—	—	—
						1,283	0.1	1,129
Insurance
Orchid Underwriters Agency, LLC#	LP interest	N/A	N/A	N/A	20	20	—	18
Leisure, Amusement, Motion Pictures, Entertainment
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	15	24	—	22
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	10	16	—	15
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	9	13	—	12
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	8	12	—	11
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	3	5	—	5
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	—	—	—	—
						70	—	65
Personal, Food and Miscellaneous Services
Blue River Pet Care, LLC#	LLC units	N/A	N/A	N/A	—	207	0.1	213
Captain D's, LLC#	LLC interest	N/A	N/A	N/A	15	15	—	16
Encorevet Group LLC#	LLC units	N/A	N/A	N/A	2	223	—	165
Midwest Veterinary Partners, LLC#	LLC units	N/A	N/A	N/A	—	13	—	12
Midwest Veterinary Partners, LLC#	LLC units	N/A	N/A	N/A	3	—	—	—
PPV Intermediate Holdings II, LLC#	LLC interest	N/A	N/A	N/A	84	84	—	95
Ruby Slipper Cafe LLC, The#	LLC units	N/A	N/A	N/A	6	61	—	26
						603	0.1	527
Retail Stores
2nd Ave. LLC#	LP interest	N/A	N/A	N/A	157	157	—	94
Jet Equipment & Tools Ltd.#(7)(8)(11)	LLC units	N/A	N/A	N/A	—	173	—	274
Pet Supplies Plus, LLC#(17)	LLC units	N/A	N/A	N/A	34	34	—	85
Sola Franchise, LLC and Sola Salon Studios, LLC#	LLC units	N/A	N/A	N/A	1	88	—	116
Sola Franchise, LLC and Sola Salon Studios, LLC#	LLC units	N/A	N/A	N/A	—	18	—	24
						470	—	593
Total equity investments						$7,984	0.9%	$8,370

Total investments					$865,027	$862,547	96.8%	$848,548

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2020
(In thousands)

Investment Type	Spread Above Index (1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)		0.11% (18)			$3,544	0.4%	$3,544
Total money market funds					$3,544	0.4%	$3,544

Total investments and money market funds					$866,091	97.2%	$852,092

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2020
(In thousands)

#	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 8).
(1)  The majority of the investments bear interest at a rate that is permitted to be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars or U.K. pound sterling (‘‘GBP’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’) or Prime (‘‘P’’) and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR, EURIBOR, or Prime and the weighted average current interest rate in effect as of June 30, 2020. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of June 30, 2020, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2020, as the loan may have priced or repriced based on an index rate prior to June 30, 2020.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.16% as of June 30, 2020.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 0.23% as of June 30, 2020.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.30% as of June 30, 2020.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 0.37% as of June 30, 2020.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 0.55% as of June 30, 2020.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.25% as of June 30, 2020.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.42% as of June 30, 2020.
(h) Denotes that all or a portion of the loan was indexed to the 30-day GBP LIBOR, which was 0.09% as of June 30, 2020.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.14% as of June 30, 2020.
(j) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.15% as of June 30, 2020.
(k) Denotes that all or a portion of the loan was indexed to the Canadian Bank Acceptances Rate, which was 0.56% as of June 30, 2020.
(2)For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2020.
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
(6)The entire commitment was unfunded as of June 30, 2020. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2020, total non-qualifying assets at fair value represented 4.0% of the Company’s total assets calculated in accordance with the 1940 Act.
(8)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation.
(9)Loan was on non-accrual status as of June 30, 2020, meaning the Company has ceased recognizing interest income on the loan.
(10)The headquarters of this portfolio company is located in the United Kingdom.
(11)The headquarters of this portfolio company is located in Canada.
(12)The headquarters of this portfolio company is located in Australia.
(13)The headquarters of this portfolio company is located in Luxembourg.
(14)The headquarters of this portfolio company is located in Andorra.
(15)Equity investments are non-income producing securities unless otherwise noted.
(16)Ownership of certain equity investments occurs through a holding company or partnership.
(17)The Company holds an equity investment that entitles it to receive preferential dividends.
(18)The rate shown is the annualized seven-day yield as of June 30, 2020.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2020, interest income included $828 and $2,500, respectively, of accretion of discounts. For the three and nine months ended June 30, 2019, interest income included $371 and $854, respectively, of accretion of discounts. For the three and nine months ended June 30, 2020, the Company received loan origination fees of $350 and $4,980, respectively. For the three and nine months ended June 30, 2019, the Company received loan origination fees of $3,030 and $5,086, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2020, the Company capitalized PIK interest of $372 and $1,267, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2019, the Company capitalized PIK interest of $108 and $143, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and nine months ended June 30, 2020, fee income included $141 and $173, respectively, of prepayment premiums, which fees are non-recurring. For the three and nine months ended June 30, 2019, fee income included $44 and $122, respectively, of prepayment premiums, which fees are non-recurring.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and nine months ended June 30, 2020, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $14,103 and $42,796, respectively. For the three and nine months ended June 30, 2019, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $7,936 and $17,205, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and nine months ended June 30, 2020, the Company recorded dividend income of $0 and $4, respectively, and return of capital distributions of $0 and $0, respectively. For the three and nine months ended June 30, 2019, the Company did not record dividend income or any return of capital distributions.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2020, the total fair value of non-accrual loans was $2,311. As of September 30, 2019, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 2020 and 2019, the Company did not incur U.S. federal excise tax.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2020. The Company's tax returns for the 2017 through 2019 tax years remains subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2020 and September 30, 2019, the Company had deferred debt issuance costs of $1,524 and $1,770, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2020 was $343 and $840, respectively. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2019 was $68 and $600, respectively.

Recent Accounting Pronouncements: In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU No. 2020-04 is elective and effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU No. 2020-04.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of June 30, 2020 and September 30, 2019, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2020		As of September 30, 2019
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$905,272	$479,925	$527,509	$334,916
Total	$905,272	$479,925	$527,509	$334,916

As of June 30, 2020 and September 30, 2019, the ratio of total contributed capital to total capital subscriptions was 53.0% and 63.5%, respectively, and the Company had uncalled capital commitments of $425,347 and $192,593, respectively.
The following table summarizes the shares of GBDC 3 common stock issued for the nine months ended June 30, 2020 and 2019:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the nine months ended June 30, 2019
Issuance of shares	10/15/18	659,020.644	15.00	9,885
Issuance of shares	10/26/18	988,531.000	15.00	14,828
Issuance of shares	11/26/18	988,531.000	15.00	14,828
Issuance of shares	12/17/18	2,306,572.356	15.00	34,599
Issuance of shares	03/18/19	1,344,241.361	15.00	20,163
Issuance of shares	04/01/19	1,344,241.361	15.00	20,164
Issuance of shares	05/03/19	1,722,278.305	15.00	25,834
Issuance of shares	05/31/19	1,377,822.695	15.00	20,667
Issuance of shares	06/14/19	1,360,489.362	15.00	20,408
Shares issued for capital drawdowns		12,091,728.084		$181,376
Issuance of shares (1)	11/27/18	49,178.285	15.00	738
Issuance of shares (1)	12/28/18	53,153.132	15.00	797
Issuance of shares (1)	02/27/19	64,472.390	15.00	967
Issuance of shares (1)	05/24/19	64,642.391	15.00	970
Shares issued through DRIP		231,446.198		$3,472

Shares issued for the nine months ended June 30, 2020
Issuance of shares	10/14/19	1,900,611.630	15.00	28,509
Issuance of shares	11/18/19	1,900,611.628	15.00	28,509
Issuance of shares	12/19/19	2,660,856.371	15.00	39,913
Issuance of shares	03/30/20	3,205,196.000	15.00	48,078
Shares issued for capital drawdowns		9,667,275.629		$145,009
Issuance of shares (1)	11/26/19	185,724.541	15.00	2,786
Issuance of shares (1)	12/27/19	173,246.102	15.00	2,599
Issuance of shares (1)	02/26/20	170,062.979	15.00	2,551
Issuance of shares (1)	05/22/20	123,254.899	13.64	1,681
Shares issued through DRIP		652,288.521		$9,617

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

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian, but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee for such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GBDC 3, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods ending on or prior to the earlier of (1) the date of pricing of an initial public offering or listing on a national securities exchange of the shares of common stock of GBDC 3 or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement as described above.

For the three and nine months ended June 30, 2020, the base management fees incurred by the Company were $2,836 and $8,029, respectively, and the base management fees irrevocably waived by the Investment Adviser were $774 and $2,190, respectively. For the three and nine months ended June 30, 2019, the base management fees incurred by the Company were $1,329 and $2,902, respectively, and the base management fees irrevocably waived by the Investment Adviser were $362 and $791, respectively.

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

For the three and nine months ended June 30, 2020, the Income Incentive Fee incurred was ($15) and $3,228, respectively. Due to an administrative error and a limitation imposed by the Incentive Fee Cap, the Company recorded an over accrual of the Income Incentive Fee of $1,765 for the three months ended March 31, 2020, which was reversed during the three months ended June 30, 2020. For the three months ended June 30, 2020, the Income Incentive Fee was calculated to be $1,750, resulting in a net Income Incentive Fee for the three months ended June 30, 2020 of ($15) after factoring in the reversal of $1,765 from the three months ended March 31, 2020. For the three and nine months ended June 30, 2019, the Income Incentive Fee incurred was $1,049 and $1,958, respectively.

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

For the three and nine months ended June 30, 2020, the Income Incentive Fee irrevocably waived by the Investment Adviser was $245 and $635, respectively. Due to an administrative error, the Company recorded an over accrual of the Income Incentive Fee waiver of $229 for the three months ended March 31, 2020, which was reversed during the three months ended June 30, 2020. For the three months ended June 30, 2020, the Income Incentive Fee irrevocably waived by the Investment Adviser was calculated to be $127. The Incentive Fee Cap, as defined below, limited the Income Incentive Fee payable for the three months ended June 30, 2020, resulting in additional waiver of Income Incentive Fees payable under the Investment Advisory Agreement of $347. For the three and nine months ended June 30, 2019, the Income Incentive Fee irrevocably waived by the Investment Adviser was $212 and $231, respectively.

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

The Capital Gain Incentive Fee is calculated on a cumulative basis from September 29, 2017 through the end of each calendar year or termination of the Investment Advisory Agreement. For periods ending on or prior to the date of the closing of a Liquidity Event, the Investment Adviser has agreed to irrevocably waive that portion of the Capital Gain Incentive Fee, calculated as described above, in excess of 15.0% of the Capital Gain Incentive Fee Base, provided that any amounts so waived shall be deemed paid to the Investment Adviser for purposes of determining the Capital Gain Incentive Fee payable after the closing of a public offering or listing. For the three and nine months ended June 30, 2020, the accrual for the Capital Gain Incentive Fee waiver was $0 and a reversal of $221, respectively. For the three and nine months ended June 30, 2019, the accrual for the Capital Gain Incentive Fee waiver was $61 and $121, respectively.

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

For the three and nine months ended June 30, 2020, the Capital Gain Incentive Fee incurred was $0 and a reversal of $884, respectively. For the three and nine months ended June 30, 2019, the Capital Gain Incentive Fee incurred was $242 and $482, respectively.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of June 30, 2020 and September 30, 2019.

As of June 30, 2020 and September 30, 2019, included in management and incentive fees payable on the Consolidated Statements of Financial Condition was $0 and $663, respectively, for accruals for the capital gain incentive fee (net of waiver) under GAAP, none of which was payable pursuant to the Investment Advisory Agreement.

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

The Company has structured the calculation of the Incentive Fee to include a fee limitation such that the Income Incentive Fee and the Capital Gain Incentive Fee will not be paid at any time if, after such payment, the cumulative Income Incentive Fees and Capital Gain Incentive Fees paid to date would exceed an incentive fee cap (the ‘‘Incentive Fee Cap’’). For periods ending on or prior to the date of the closing of a Liquidity Event, the Incentive Fee Cap in any quarter is equal to the difference between (a) 15.0% of Cumulative Pre-Incentive Fee Net Income and (b) cumulative incentive fees of any kind paid to the Investment Adviser by the Company since September 29, 2017. For periods beginning after the date of the closing of a Liquidity Event, the Incentive Fee Cap in any quarter will be equal to the difference, if positive, between (a) the sum of (i) 20.0% of Cumulative Pre-Incentive Fee Net Income for the period beginning on the date immediately following the closing of a Liquidity Event and (ii) 15.0% of Cumulative Pre-Incentive Fee Net Income for the period from September 29, 2017 and ending on the date of the closing of a Liquidity Event and (b) cumulative Income Incentive Fees and Capital Gain Incentive Fees paid to the Investment Adviser by the Company from September 29, 2017.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the three and nine months ended June 30, 2020, the Company deposited $512 and $1,360, respectively, into the Escrow Account. For the three and nine months ended June 30, 2019, the Company deposited $167 and $391, respectively, into the Escrow Account.

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

As of June 30, 2020 and September 30, 2019, included in accounts payable and accrued expenses is $309 and $219, respectively, for accrued allocated shared services under the Administration Agreement.

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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2020 were $121 and $505, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2019 were $41 and $354, respectively. As of June 30, 2020 and September 30, 2019, included in accounts payable and accrued expenses were $316 and $173 for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. On October 1, 2018, GCOP LLC, entered into an additional Subscription Agreement for $10,000. On January 1, 2020, GCOP LLC, entered into an additional Subscription Agreement for $13,000. As of June 30, 2020, GCOP LLC has an aggregate commitment of $23,011. As of June 30, 2020, the Company has issued 533,204.001 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $7,998 and has also issued 33,574.062 shares to GCOP LLC through the DRIP.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of June 30, 2020, the Company has issued 1,778,333.332 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $26,675.

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

As of June 30, 2020, included in Due from Investment Adviser on the Consolidated Statement of Financial Condition was a receivable from the Investment Adviser of $1,536 related to the refund of the Income Incentive Fee for the three months ended March 31, 2020 that was paid in error to the Investment Advisor in May 2020. The Company received the refund from the Investment Adviser in July 2020.

Note 5. Investments

Investments as of June 30, 2020 and September 30, 2019 consisted of the following:

	As of June 30, 2020			As of September 30, 2019
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$146,264	$144,570	$141,341	$97,133	$95,943	$96,765
One stop	714,461	705,767	694,529	511,850	505,134	509,530
Second lien	4,265	4,190	4,265	3,898	3,811	3,898
Subordinated debt	37	36	43	2	—	2
Equity	N/A	7,984	8,370	N/A	6,115	6,794
Total	$865,027	$862,547	$848,548	$612,883	$611,003	$616,989

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

	As of June 30, 2020		As of September 30, 2019
Amortized Cost:
United States
Mid-Atlantic	$215,242	25.0%	$144,732	23.7%
Midwest	178,459	20.7	158,842	26.0
Northeast	47,413	5.5	24,902	4.1
Southeast	160,880	18.6	117,930	19.3
Southwest	98,101	11.4	63,330	10.4
West	137,566	15.9	86,421	14.1
Canada	12,844	1.5	12,511	2.0
United Kingdom	2,011	0.2	1,897	0.3
Australia	461	0.1	438	0.1
Luxembourg	7,638	0.9	—	—
Andorra	1,932	0.2	—	—
Total	$862,547	100.0%	$611,003	100.0%
Fair Value:
United States
Mid-Atlantic	$215,169	25.4%	$146,386	23.7%
Midwest	173,786	20.5	159,689	25.9
Northeast	46,949	5.5	25,284	4.1
Southeast	156,285	18.4	118,977	19.3
Southwest	96,349	11.3	64,246	10.4
West	136,481	16.1	87,448	14.1
Canada	12,747	1.5	12,719	2.1
United Kingdom	1,833	0.2	1,802	0.3
Australia	460	0.1	438	0.1
Luxembourg	7,037	0.8	—	—
Andorra	1,452	0.2	—	—
Total	$848,548	100.0%	$616,989	100.0%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2020 and September 30, 2019 were as follows:

	As of June 30, 2020		As of September 30, 2019
Amortized Cost:
Automobile	$11,049	1.3%	$8,564	1.4%
Beverage, Food and Tobacco	37,150	4.3	28,918	4.7
Buildings and Real Estate	15,066	1.8	24,685	4.0
Chemicals, Plastics and Rubber	3,291	0.4	2,895	0.5
Containers, Packaging and Glass	4,363	0.5	—	—
Diversified/Conglomerate Manufacturing	15,346	1.8	11,407	1.9
Diversified/Conglomerate Service	447,309	51.9	285,736	46.8
Electronics	82,330	9.5	46,395	7.6
Finance	6,418	0.7	6,441	1.1
Healthcare, Education and Childcare	71,994	8.4	58,357	9.5
Hotels, Motels, Inns, and Gaming	2,550	0.3	2,091	0.3
Insurance	29,741	3.4	26,073	4.3
Leisure, Amusement, Motion Pictures, Entertainment	36,182	4.2	31,706	5.2
Oil and Gas	21,002	2.4	8,677	1.4
Personal and Non Durable Consumer Products (Mfg. Only)	1,246	0.1	951	0.2
Personal, Food and Miscellaneous Services	59,088	6.9	50,224	8.2
Printing and Publishing	2,047	0.2	2,052	0.3
Retail Stores	16,375	1.9	15,831	2.6
Total	$862,547	100.0%	$611,003	100.0%

	As of June 30, 2020		As of September 30, 2019
Fair Value:
Automobile	$11,068	1.3%	$8,714	1.4%
Beverage, Food and Tobacco	35,788	4.2	29,102	4.7
Buildings and Real Estate	14,885	1.8	24,893	4.0
Chemicals, Plastics and Rubber	3,047	0.4	2,916	0.5
Containers, Packaging and Glass	4,266	0.5	—	—
Diversified/Conglomerate Manufacturing	14,528	1.7	11,624	1.9
Diversified/Conglomerate Service	442,665	52.2	288,996	46.9
Electronics	82,089	9.7	46,896	7.6
Finance	6,339	0.7	6,433	1.0
Healthcare, Education and Childcare	69,126	8.1	58,595	9.5
Hotels, Motels, Inns, and Gaming	1,799	0.2	2,079	0.4
Insurance	30,371	3.6	26,661	4.3
Leisure, Amusement, Motion Pictures, Entertainment	33,716	4.0	32,043	5.2
Oil and Gas	20,426	2.4	8,781	1.4
Personal and Non Durable Consumer Products (Mfg. Only)	1,252	0.1	960	0.2
Personal, Food and Miscellaneous Services	59,103	7.0	50,176	8.1
Printing and Publishing	1,916	0.2	2,048	0.3
Retail Stores	16,164	1.9	16,072	2.6
Total	$848,548	100.0%	$616,989	100.0%

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

As of June 30, 2020 and September 30, 2019, the Company had $109,375 and $109,375, respectively, of LLC equity interest subscriptions to GBDC 3 SLF, none of which were funded as of each June 30, 2020 and September 30, 2019 as GBDC 3 SLF has not yet commenced operations.

Note 6. Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies.

The outstanding forward currency contracts as of June 30, 2020 and September 30, 2019 were as follows:

As of June 30, 2020
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	$370	$—
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	134	—
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	5	—
						$509	$—

As of September 30, 2019
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	$251	$—
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	23	—
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	—	(34)
						$274	$(34)

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

The following table is intended to provide additional information about the effect of the forward foreign currency exchange contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statement of Financial Condition, and the Company’s

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2020 and September 30, 2019.

As of June 30, 2020
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$509	$—	$509	$—	$509

As of September 30, 2019
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$274	$(34)	$240	$—	$240

(1)In some instances, the actual collateral pledged may be more than the amount shown due to overcollateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

The impact of derivative transactions for the three and nine months ended June 30, 2020 and 2019 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Foreign exchange	$—	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Foreign exchange	$(210)	$(70)	$269	$(70)

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and nine months ended June 30, 2020 and 2019:

Average U.S. Dollar notional outstanding	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019(1)	2020	2019(1)
Forward currency contracts	$11,873	$9,940	$11,873	$9,940

(1) Based on ending daily U.S. Dollar notional exposure for the period from June 10, 2019 to June 30, 2019. The Company did not hold any derivative instruments prior to June 10, 2019.

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the three and nine months ended June 30, 2020 and 2019. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2020 and September 30, 2019, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2020 and September 30, 2019:

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of June 30, 2020	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$840,178	$840,178
Equity investments(1)	—	—	8,370	8,370
Money market funds(1)(2)	3,544	—	—	3,544
Forward currency contracts	—	509	—	509
Total assets, at fair value:	$3,544	$509	$848,548	$852,601

As of September 30, 2019	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$610,195	$610,195
Equity investments(1)	—	—	6,794	6,794
Money market funds(1)(2)	2,925	—	—	2,925
Forward currency contracts	—	274	—	274
Total assets, at fair value:	$2,925	$274	$616,989	$620,188
Liabilities, at fair value:
Forward currency contracts	$—	$(34)	$—	$(34)
Total liabilities, at fair value:	$—	$(34)	$—	$(34)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2020 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2020 was $26,777 and $(19,672), respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2019 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2019 was $1,312 and $2,652, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2020 and 2019:

	For the nine months ended June 30, 2020
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$610,195	$6,794	$616,989
Net change in unrealized appreciation (depreciation) on investments	(19,692)	(293)	(19,985)
Realized gain (loss) on investments	(2)	1	(1)
Funding of (proceeds from) revolving loans, net	3,519	—	3,519
Fundings of investments	339,113	1,869	340,982
PIK interest	1,267	—	1,267
Proceeds from principal payments and sales of portfolio investments	(96,722)	(1)	(96,723)
Accretion of discounts and amortization of premiums	2,500	—	2,500
Fair value, end of period	$840,178	$8,370	$848,548

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	For the nine months ended June 30, 2019
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$141,576	$2,083	$143,659
Net change in unrealized appreciation (depreciation) on investments	1,805	580	2,385
Realized gain (loss) on investments	2	2	4
Funding of (proceeds from) revolving loans, net	1,559	—	1,559
Fundings of investments	343,023	3,292	346,315
PIK interest	143	—	143
Proceeds from principal payments and sales of portfolio investments	(18,407)	(212)	(18,619)
Accretion of discounts and amortization of premiums	854	—	854
Fair value, end of period	$470,555	$5,745	$476,300

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2020 and September 30, 2019:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$140,650	Market rate approach	Market interest rate	4.5% - 17.0% (6.1%)
		Market comparable companies	EBITDA multiples	7.5x - 19.0x (14.6x)
	691	Market comparable companies	Broker/ Dealer bids or quotes	N/A
One stop loans(2)(3)	$692,218	Market rate approach	Market interest rate	1.5% - 17.5% (7.7%)
		Market comparable companies	EBITDA multiples	6.0x - 27.0x (14.8x)
		Market comparable companies	Revenue multiples	2.0x - 10.0x (6.7x)
Subordinated debt and second lien loans(4)	$4,308	Market rate approach	Market interest rate	8.0% - 12.0% (12.0%)
		Market comparable companies	EBITDA multiples	16.0x
		Market comparable companies	Revenue multiples	4.5x - 7.5x (7.4x)
Equity(5)	$8,370	Market comparable companies	EBITDA multiples	7.0x - 24.0x (15.3x)
			Revenue multiples	2.0x - 7.5x (5.5x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)Excludes $2,311 of non-accrual loans at fair value, which the Company valued using the market comparable companies approach.

(3)The Company valued $531,217 and $161,001 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(4)The Company valued $4,265 and $43 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(5)The Company valued $6,246 and $2,124 of equity investments using EBITDA and revenue multiples, respectively.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. As a result, with the exception of the line item titled “debt” which is reported at cost, all assets and liabilities approximate fair value on the Consolidated Statements of Financial Condition due to their short maturity. Fair value of the Company’s debt is estimated using Level 3 inputs by discounting remaining payments using applicable implied market rates.

The following are the carrying values and fair values of the Company’s debt and other short-term borrowings as of June 30, 2020 and September 30, 2019.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2020		As of September 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$380,455	$380,455	$270,644	$270,644
Other short-term borrowings	—	—	16,366	16,366

Note 8. Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2020, the Company’s asset coverage for borrowed amounts was 227.8%.

Adviser Revolver: On October 2, 2017, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of October 2, 2020. On June 28, 2019, the Company and the Investment Adviser amended the Adviser Revolver to increase the borrowing capacity from $40,000 to $100,000. On August 15, 2019, the Company and the Investment Adviser entered into a second amendment to the Adviser Revolver to increase the borrowing capacity from $100,000 to $125,000. On October 28, 2019, the Company entered into a third amendment to the Adviser Revolver, which decreased the borrowing capacity from $125,000 to $40,000. Other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of June 30, 2020 was 0.2%. As of June 30, 2020 and September 30, 2019, the Company had $0 and $3,500, respectively, of outstanding debt under the Adviser Revolver.

For the three and nine months ended June 30, 2020, the Company had borrowings on the Adviser Revolver of $0 and $16,000, respectively, and repayments on the Adviser Revolver of $0 and $19,500, respectively. For the three and nine months ended June 30, 2019, the Company had borrowings on the Adviser Revolver of $61,000 and $61,000, respectively, and repayments on the Adviser Revolver of $15,000 and $15,000, respectively.

For the three and nine months ended June 30, 2020 and 2019, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Stated interest expense	$—	$24	$17	$24
Cash paid for interest expense	—	—	270	—
Annualized average stated interest rate	N/A	2.4%	1.7%	2.4%
Average outstanding balance	$—	$4,170	$1,296	$1,390

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

As of June 30, 2020 and September 30, 2019, the Company had no outstanding debt under the SMBC Revolver. For the three and nine months ended June 30, 2019, the Company had borrowings on the SMBC Revolver of $0 and $74,500, respectively, and repayments on the SMBC Revolver of $0 and $133,000, respectively.

For the three and nine months ended June 30, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Stated interest expense	$—	$—	$—	$1,393
Facility fees	—	—	—	21
Amortization of debt issuance costs	—	—	—	497
Total interest and other debt financing expenses	$—	$—	$—	$1,911
Cash paid for interest expense	$—	$—	$—	$1,549
Annualized average stated interest rate	N/A	N/A	N/A	5.0%
Average outstanding balance	$—	$—	$—	$37,164

SB Revolver: On February 4, 2019, the Company entered into a revolving credit agreement (as amended, the “SB Revolver”) with Signature Bank (“SB”), as administrative agent and a lender, which allowed the Company to borrow up to $175,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of February 4, 2021. On April 8, 2019, the Company entered into an amendment to the SB Revolver with SB which increased the borrowing capacity under the SB Revolver to $225,000 from $175,000. Other material terms of the SB Revolver were unchanged. On May 31, 2019, the Company amended the SB Revolver to permit borrowings in foreign currencies. On February 7, 2020, the Company, together with GBDC 3 Funding II entered into an amendment to the SB Revolver (the “SB Revolver Amendment”). The SB Revolver Amendment amended the SB Revolver to, among other things, increase the borrowing capacity under the SB Revolver to $275,000 from $225,000 and increase the borrowing base against which the Company may borrow through April 7, 2020, after which the borrowing base reverts to the terms applicable to the Company prior to the SB Revolver Amendment. The other material terms of the SB Revolver were unchanged. As of June 30, 2020, the Company could borrow up to $275,000.

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

As of June 30, 2020 and September 30, 2019, the Company had outstanding debt under the SB Revolver of $230,284 and $144,444, respectively. For the three and nine months ended June 30, 2020, the Company had borrowings on the SB Revolver of $24,500 and $331,743, respectively, and repayments on the SB Revolver of $26,500 and $245,903, respectively. For the three and nine months ended June 30, 2019, the Company had borrowings on the SB Revolver of $116,279 and $270,129, respectively, and repayments on the SB Revolver of $67,389 and $84,422, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and nine months ended June 30, 2020 and 2019, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the SB Revolver were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Stated interest expense	$1,100	$1,632	$3,763	$2,119
Facility fees	21	21	77	33
Amortization of debt issuance costs	234	68	511	103
Total interest expense	$1,355	$1,721	$4,351	$2,255
Cash paid for interest expense	$1,278	$1,497	$3,925	$1,695
Annualized average stated interest rate	2.0%	4.0%	2.7%	3.5%
Average outstanding balance	220,102	$163,009	184,294	$79,824

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

As of June 30, 2020, the DB Credit Facility bears interest at the applicable base rate plus 2.00% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

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

As of June 30, 2020 and September 30, 2019, the Company had outstanding debt under the DB Credit Facility of $150,171 and $122,700, respectively. For the three and nine months ended June 30, 2020, the Company had borrowings on the DB Credit Facility of $16,744 and $184,556, respectively, and repayments on the DB Credit

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Facility of $17,200 and $157,095, respectively. For the three and nine months ended June 30, 2019, the Company had no borrowings and no repayments on the DB Credit Facility .

For the three and nine months ended June 30, 2020 and 2019, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Stated interest expense	$993	$—	$4,329	$—
Facility fees	222	—	636	—
Amortization of debt issuance costs	109	—	329	—
Total interest expense	$1,324	$—	$5,294	$—
Cash paid for interest expense	$1,555	$—	$3,936	$—
Annualized average stated interest rate	2.7%	N/A	3.5%	N/A
Average outstanding balance	$150,228	$—	$166,570	$—

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

As of June 30, 2020, the Company had no short-term borrowings. As of September 30, 2019, the Company had $16,366 of short-term borrowings and the fair value of the loan associated with the short-term borrowings was $16,202. For the three and nine months ended June 30, 2020, the annualized effective interest rate on short-term borrowings was 0.0% and 4.9%, respectively, and interest expense was $0 and $155, respectively. For the three and nine months ended June 30, 2019, the annualized effective interest rate on short-term borrowings was 4.8% and 4.8%, respectively, and interest expense was $14 and $102, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2020, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $0 and $189, respectively. The net change in unrealized appreciation (depreciation) for each of the three and nine months ended June 30, 2019 reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $55.

For the three and nine months ended June 30, 2020, the average total debt outstanding (including the debt under the Adviser Revolver, SB Revolver, DB Credit Facility and other short-term borrowings) was $370,330 and $356,358, respectively. For the three and nine months ended June 30, 2019, the average total debt outstanding (including the debt under the Adviser Revolver, SMBC Revolver and other short-term borrowings) was $168,328 and $121,181, respectively.

For the three and nine months ended June 30, 2020, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 2.9% and 3.7%, respectively. For the three and nine months ended June 30, 2019, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 4.2% and 4.7%, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

A summary of the Company’s maturity requirements for borrowings as of June 30, 2020 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$230,284	$230,284	$—	$—	$—
DB Credit Facility	150,171	—	—	—	150,171
Total borrowings	$380,455	$230,284	$—	$—	$150,171

Note 9. Commitments and Contingencies

Commitments: As of June 30, 2020, the Company had outstanding commitments to fund investments totaling $100,346, including $6,450 of commitments on undrawn revolvers. As of September 30, 2019, the Company had outstanding commitments to fund investments totaling $107,199. As described in Note 5, the Company had commitments of up to $109,375 and $109,375, respectively, to GBDC 3 SLF as of each of June 30, 2020 and September 30, 2019 which could be contributed primarily for the purpose of funding new investments approved by the GBDC 3 SLF investment committee. As of June 30, 2020, GBDC 3 SLF has not yet commenced operations.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of June 30, 2020 and September 30, 2019. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Nine months ended June 30,
	2020		2019
Net asset value at beginning of period	$15.00		$15.00
Distributions declared:(2)
From net investment income	(0.64)		(0.99)
From capital gains	0.00	^	—
Net investment income	0.94		0.83
Net realized gain (loss) on investment transactions	0.00	^	0.00 ^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.62)		0.16
Net asset value at end of period	$14.68		$15.00
Total return based on net asset value per share(4)	2.25%		6.82%
Number of common shares outstanding	33,214,254.061		18,138,176.915

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2020	2019
Ratio of net investment income to average net assets*	8.66%	7.45%
Ratio of total expenses to average net assets(5)*	6.61%	7.84%
Ratio of management fee waiver to average net assets*	(0.68)%	(0.62)%
Ratio of incentive fee waiver to average net assets	(0.10)%	(0.20)%
Ratio of net expenses to average net assets(5)(6)*	5.83%	7.02%
Ratio of incentive fees to average net assets	0.54%	1.42%
Ratio of total expenses (without incentive fees) to average net assets*	6.07%	6.42%
Total return based on average net asset value(7)*	2.54%	9.34%
Net assets at end of period	$487,662	$272,073
Average debt outstanding	$356,358	$121,181
Average debt outstanding per share	$10.73	$6.68
Portfolio Turnover*	16.77%	8.65%
Asset coverage ratio(8)	227.76%	216.25%
Asset coverage ratio per unit(9)	$2,278	$2,162
Average market value per unit (10):
SMBC Revolver	N/A	N/A
SB Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A
Other short-term borrowings	N/A	N/A

* Annualized for periods of less than one year.
^ Represents an amount less than $0.01 per share.
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

Note 11. Earnings (Loss) Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the three and nine months ended June 30, 2020 and 2019:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Earnings/(loss) available to stockholders	$37,616	$5,853	$8,193	$12,000
Basic and diluted weighted average shares outstanding	33,145,177	15,480,105	29,616,555	11,471,687
Basic and diluted earnings/(loss) per share	$1.13	$0.39	$0.28	$1.04

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2020 and 2019:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the nine months ended June 30, 2020
08/06/2019	10/18/2019	12/27/2019	24,795,301.540	$0.0974	$2,415
11/22/2019	11/28/2019	12/27/2019	26,881,637.710	0.1310	3,522
11/22/2019	12/20/2019	02/26/2020	29,542,494.081	0.1079	3,188
11/22/2019	01/21/2020	02/26/2020	29,715,740.183	0.0876	2,604
02/04/2020	02/25/2020	05/22/2020	29,715,740.183	0.1280	3,805
02/04/2020	04/29/2020	07/24/2020	33,090,999.162	0.0919	3,043
Total dividends declared for the nine months ended June 30, 2020					$18,577

For the nine months ended June 30, 2019
08/07/2018	10/17/2018	12/28/2018	6,474,023.277	$0.1025	$663
11/27/2018	11/28/2018	12/28/2018	8,500,263.562	0.1212	1,030
11/27/2018	12/26/2018	02/27/2019	10,806,835.918	0.0904	977
11/27/2018	01/21/2019	02/27/2019	10,859,989.050	0.1153	1,252
02/05/2019	02/26/2019	05/24/2019	10,859,989.050	0.0809	879
02/05/2019	03/27/2019	05/24/2019	12,268,702.801	0.1097	1,346
02/05/2019	4/29/2019	7/26/2019	13,612,944.162	0.0906	1,234
05/07/2019	5/17/2019	7/26/2019	15,335,222.467	0.1558	2,389
05/07/2019	6/14/2019	7/26/2019	18,138,176.915	0.1229	2,230
Total dividends declared for the nine months ended June 30, 2019					$12,000

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the Company’s distributions reinvested during the nine months ended June 30, 2020 and 2019:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value
For the nine months ended June 30, 2020
November 26, 2019	185,724.541	$15.00	$2,786
December 27, 2019	173,246.102	15.00	2,599
February 26, 2020	170,062.979	15.00	2,551
May 22, 2020	123,254.899	13.64	1,681
	652,288.521	$15.00	$9,617

For the nine months ended June 30, 2019
November 27, 2018	49,178.285	$15.00	$738
December 28, 2018	53,153.132	15.00	797
February 27, 2019	64,472.390	15.00	967
May 24, 2019	64,642.391	15.00	970
	231,446.198	$15.00	$3,472

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On July 1, 2020, the Company entered into subscription agreements with additional stockholders totaling $16,515 in the aggregate.

On July 24, 2020, the Company issued 89,404.010 shares of common stock through the DRIP.

On August 4, 2020, the Board declared a distribution of $0.22 to holders of record as of August 20, 2020, payable on August 21, 2020.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2019 and in our quarterly report on Form 10-Q for the three months ended March 31, 2020.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of June 30, 2020, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2020 and September 30, 2019, our portfolio at fair value was comprised of the following:

	As of June 30, 2020		As of September 30, 2019
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$141,341	16.7%	$96,765	15.7%
One stop	694,529	81.8	509,530	82.6
Second lien	4,265	0.5	3,898	0.6
Subordinated debt	43	— *	2	— *
Equity	8,370	1.0	6,794	1.1
Total	$848,548	100.0%	$616,989	100.0%

*Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2020 and September 30, 2019, one stop loans included $161.0 million and $110.0 million, respectively, of late stage lending loans at fair value.

As of June 30, 2020 and September 30, 2019, we had debt and equity investments in 144 and 118 portfolio companies, respectively. The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented approximately 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three and nine months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Weighted average annualized income yield(1)	7.7%	8.6%	7.7%	8.6%
Weighted average annualized investment income yield(2)	8.1%	9.0%	8.1%	9.0%
Total return based on average net asset value(3)*	33.0%	10.1%	2.5%	9.3%
Total return based on net asset value per share(4)	9.4%	2.1%	2.3%	6.8%

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
As of June 30, 2020, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 2.8% for stockholders taken as a whole. For the nine months ended June 30, 2020, GBDC 3 earned a fiscal year-to-date IRR of (2.9%) for stockholders taken as a whole. For the nine months ended June 30, 2019, GBDC3 earned a fiscal year-to-date IRR of 11.0% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders' net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

COVID-19 Pandemic

The rapid spread of COVID-19, which has been identified as a global pandemic by the World Health Organization, resulted in governmental authorities imposing restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, healthcare facilities, fitness clubs and manufacturing facilities and factories in affected jurisdictions. The pandemic and the resulting economic dislocations have had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of GC Advisors (including those relating to us). GC Advisors has been monitoring the COVID-19 pandemic and its impact on our business and the business of our portfolio companies and has been focused on proactively engaging with our portfolio companies in order to collaborate with the management teams of certain portfolio companies to assess and evaluate the steps each portfolio company can take in response to the impacts of COVID-19.

We cannot predict the full impact of the coronavirus, including the duration of the closures and restrictions described above. While several countries, as well as certain states in the United States, have begun to lift travel restrictions, business closures and other quarantine measures, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries such as retail and travel, to experience financial distress and possibly to default on their financial obligations to us and their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

Business disruption and financial distress experienced by our portfolio companies is likely to reduce, over time, the amount of interest and dividend income that we receive from our investments and may require us to contribute additional capital to such companies in the form of follow on investments. We may need to restructure the capitalization of some portfolio companies, which could result in reduced interest payments or permanent impairments on our investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to debt service and distribution payments to stockholders. If these amounts become unsustainable, we may be required to reduce the amount of our future distributions to stockholders. We proactively and aggressively commenced on a number of actions to support and evaluate our portfolio companies when the COVID-19 pandemic began to impact the U.S. economy including: gathering full information from a variety of sources including third-party experts, management teams of our borrowers, the private equity sponsor owners of our borrowers and other sources; and immediate outreach to our private equity sponsor partners to establish candid, two-way, real-time communications. We believe these actions have led and will lead to increased and better solutions for our borrowers and believe our long-term relationships with these sponsors will create appropriate incentives for them to collaborate with us to address such portfolio company needs; In addition GC Advisors' underwriting team segmented our portfolio to highlight those borrowers with moderate or higher risk of material impacts to their business operations from COVID-19. We believe that early identification of vulnerable credits means more and better solutions to address potential problems.

During the three months ended June 30, 2020, we executed more than 25 credit-enhancing amendments (representing over 10% of total debt investments at fair value) with a focus on borrowers in COVID-19 impacted subsectors. In addition, during the three months ended June 30, 2020, we experienced a meaningful reversal of some of the unrealized depreciation recognized during the three months ended March 31, 2020 as the U.S. economy began reopening sooner than expected, portfolio companies generally performed better than expected, especially those in COVID-impacted subsectors, and private equity sponsors generally stepped up to support their portfolio companies. Due to the resurgence of COVID-19 in some parts of the country, we remain cautious and concerned about the on-going impacts to the U.S. economy and our portfolio companies from COVID-19, but the positive trends identified above contributed to strong financial results for the three months ended June 30, 2020.

As of June 30, 2020, subject to certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Our revolving credit facilities, described in Note 8 in the notes to our consolidated financial statements, include customary covenants and events of default. Any failure on our part to make required payments under such facilities or to comply with such covenants could result in a default under the applicable credit facility or debt instrument. If we are unable to cure such default or obtain a waiver from the applicable lender or holder, we would experience an event of default, and the applicable lender or holder could accelerate the repayment of such indebtedness, which would negatively affect our business, financial condition, results of operations and cash flows. See “Item 1A.—Risk Factors—Risks Relating to our Business and Structure—We intend to finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and may increase the risk of investing in us” included in our most recent annual report on Form 10-K.

We are also subject to financial risks, including changes in market interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future will also have floating interest rates. The interest rates of such loans are based upon a floating interest rate index, typically LIBOR, together with a spread, or margin. They generally also feature interest rate reset provisions that adjust the interest rates under such loans to current market rates on a quarterly basis. As of June 30, 2020, over 80% of our floating rate loans were subject to a minimum base rate, or floor, that we charge on our loans if the applicable interest rate index falls below such floor. In addition, our revolving credit facilities also have floating rate interest provisions. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on such loans, a decrease in the income incentive fee or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

We completed an industry subsegment analysis as of June 30, 2020 to evaluate the exposure of our portfolio companies to adverse effects on their business operations as a result of the COVID-19 pandemic. As of June 30, 2020, more than 85% of our portfolio at fair value was comprised of investments in industry subsegments that we have identified as less exposed to negative impacts from the COVID-19 pandemic, less than 15% of our portfolio at fair value was comprised of investments in industry subsegments that have and we believe will continue to experience significant financial distress as a result of the COVID-19 pandemic and less than 1% of our portfolio at fair value was comprised of investments in industry subsegments that were identified as most significantly exposed to adverse effects resulting from the COVID-19 pandemic. As of June 30, 2020, less than 1% of our portfolio at fair value represented second lien debt, mezzanine debt and other debt asset classes that we believe are particularly vulnerable due to the economic and market volatility and uncertainty resulting from the COVID-19 pandemic. Our portfolio by industry subsegments and our view of the exposure of our portfolio companies to the adverse effects of the COVID-19 pandemic as of June 30, 2020 is as follows:

Industry Subsegments[1]
Less exposed to COVID-19 (>85% of portfolio2)	Significantly exposed to COVID-19 exposure (<15% of portfolio2)	Most significantly exposed to COVID-19 (<1% of portfolio2)
Software & Technology	Restaurants	Airlines & Aircraft Finance
Business Services	Dental Care	Entertainment
Financial Services	Eye Care	Hotels
Healthcare[3]	Fitness Franchises	Oil & Gas
Food & Beverage	Retail

(1) Industry subsegments are based on GC Advisors' internal analysis and industry classifications as of June 30, 2020.
(2) At fair value as of June 30, 2020.
(3) Excludes Dental Care and Eye Care subsegments.

The table below details changes in the weighted average price of our debt investments held as of June 30, 2020 by Internal Performance Rating (as defined in the "Portfolio Composition, Investment Activity and Yield" section below) as compared to the weighted average price of our debt investments held as of March 31, 2020. Additionally, the following table details the net change in unrealized appreciation (depreciation) on investments per share by Internal Performance Rating category for the three months ended June 30, 2020.

	Weighted Average Price(1)
Category	As of March 31, 2020	As of June 30, 2020	Net Change in Unrealized Appreciation (Depreciation) on Investments for the three months ended June 30, 2020 per Share (2)	% of Net Change in Unrealized Appreciation (Depreciation) on Investments for the three months ended June 30, 2020 (2)
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	95.7	98.5	$0.78	97.0%
Internal Performance Rating 3 (Performing Below Expectations)	91.2	92.0	0.04	4.0%
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	N/A	70.0	(0.01)	(1.0)%
Total	94.7	97.5	$0.81	100.0%

(1) Includes debt investments only. "Total" row reflects weighted average price of total fair value of debt investments.
(2) Based on weighted average shares outstanding for the three months ended June 30, 2020.

We and GC Advisors continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and future recommendations from such authorities may further impact our business operations and financial results. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows in future periods.

Recent Developments
On July 1, 2020, we entered into subscription agreements with additional stockholders totaling $16.5 million in the aggregate.

On July 24, 2020, we issued 89,404.010 shares of common stock through the DRIP.

On August 4, 2020, our board of directors declared a distribution of $0.22 to holders of record as of August 20, 2020, payable on August 21, 2020.

Subsequent to June 30, 2020, the COVID-19 pandemic and the related effect on the U.S. and global economies has continued to have adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of GC Advisors
(including with respect to us). Given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, to the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies.

Consolidated Results of Operations

Consolidated operating results for the three and nine months ended June 30, 2020 and 2019 are as follows:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In thousands)			(In thousands)
Interest income	$15,125	$8,133	$6,992	$44,385	$17,978	$26,407
Income from accretion of discounts and origination fees	828	371	457	2,500	854	1,646
Dividend income	—	—	—	4	—	4
Fee income	150	195	(45)	331	278	53
Total investment income	16,103	8,699	7,404	47,220	19,110	28,110
Net expenses	5,025	4,144	881	19,314	9,540	9,774
Net investment income	11,078	4,555	6,523	27,906	9,570	18,336
Net realized gain (loss) on investment transactions	25	11	14	12	60	(48)
Net change in unrealized appreciation (depreciation) on investment transactions	26,513	1,287	25,226	(19,725)	2,370	(22,095)
Net increase (decrease) in net assets resulting from operations	$37,616	$5,853	$31,763	$8,193	$12,000	$(3,807)
Average earning portfolio company investments, at fair value	$800,836	$385,092	$415,744	$778,205	$281,325	$496,880

Net income (loss) can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income (loss) may not be meaningful. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from June 30, 2019 to June 30, 2020. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three and nine months ended June 30, 2019 to the three and nine months ended June 30, 2020 by $7.4 million and $28.1 million, respectively, primarily as a result of an increase in the average earning debt investments balance, which is the annual average balance of accruing loans in our debt investment portfolio, of $415.7 million and $496.9 million, respectively.

The annualized income yield by debt security type for the three and nine months ended June 30, 2020 and 2019 was as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Senior secured	6.5%	7.9%	6.4%	7.6%
One stop	7.8%	8.8%	7.9%	8.8%
Second lien	12.1%	12.2%	12.2%	12.2%
Subordinated debt	4.0%	7.6%	4.2%	7.6%

Income yields on one stop and senior secured loans decreased for the three and nine months ended June 30, 2020 as compared to the three and nine months ended June 30, 2019, primarily due to a decrease in the average LIBOR. As of June 30, 2020, we have one second lien and two subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three and nine months ended June 30, 2020 and 2019:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In thousands)			(In thousands)
Interest and facility fee expenses	$2,336	$1,692	$644	$8,976	$3,692	$5,284
Amortization of debt issuance costs	343	68	275	840	600	240
Base management fee, net of waiver	2,062	967	1,095	5,839	2,111	3,728
Income incentive fee, net of waiver	(260)	837	(1,097)	2,592	1,727	865
Capital gain incentive fee accrued under GAAP, net of waiver	—	181	(181)	(662)	361	(1,023)
Professional fees	221	217	4	737	635	102
Administrative service fee	309	156	153	886	332	554
General and administrative expenses	14	26	(12)	106	82	24
Net expenses	$5,025	$4,144	$881	$19,314	$9,540	$9,774
Average debt outstanding	$370,330	$168,328	$202,002	$356,358	$121,181	$235,177

Interest Expense

Interest and facility fee expenses increased by $0.6 million and $5.3 million, respectively, from the three and nine months ended June 30, 2019 to the three and nine months ended June 30, 2020 primarily due to an increase in the weighted average of outstanding borrowings of $202.0 million and $235.2 million, respectively. For more information about our outstanding borrowings for the three and nine months ended June 30, 2020 and 2019, including the terms thereof, see Note 8. Borrowings in the notes to our consolidated financial statements and the "Liquidity and Capital Resources" section below.

The effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our outstanding debt decreased to 2.9% for the three months ended June 30, 2020 from 4.2% for the three months ended June 30, 2019 primarily due to a lower average LIBOR.

The effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our outstanding debt decreased to 3.7% for the nine months ended June 30, 2020 from 5.2% for the nine months ended June 30, 2019 primarily due to a lower average LIBOR.

Management Fees

The base management fee increased as a result of a sequential increase in average assets from the three and nine months ended June 30, 2019 to the three and nine months ended June 30, 2020.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee decreased by $1.1 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily as a result of the reversal of the Income Incentive Fee for the three months ended March 31, 2020 described in Note 4 to our consolidated financial statements. The Income Incentive Fee increased by $0.9 million for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 primarily as a result of an increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements), partially offset by the reversal of Income Incentive Fee for the three months ended March 31, 2020.

We recorded an accrual and reversal for the capital gain incentive fee under GAAP, net of waiver, of $0 and $0.7 million, respectively, for the three and nine months ended June 30, 2020. The $0 accrual and reversal were primarily due to an increase in unrealized depreciation in the fair value of some of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic recognized during the three months ended March 31, 2020, partially offset by the unrealized appreciation recognized during the three months ended June 30, 2020. We recorded an accrual for the capital gain incentive fee under GAAP, net of waiver, of $0.2 million and $0.4 million, respectively, for the three and nine months ended June 30, 2019. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. The cumulative capital gain incentive fee accrual calculated in accordance with GAAP as of June 30, 2020 and September 30, 2019 was $0 and $0.7 million, respectively, none of which was payable as a Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement. The capital gain incentive fee accrual under GAAP at September 30, 2019 was primarily due to unrealized appreciation in the investment portfolio. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.2 million and $0.7 million, respectively, from the three and nine months ended June 30, 2019 to the three and nine months ended June 30, 2020. These increases are associated with increased costs to service a growing portfolio. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2020 were $0.1 million and $0.5 million, respectively. Total expenses reimbursed by us to the Administrator for the three and nine months ended June 30, 2019 were less than $0.1 million and $0.4 million, respectively.

As of June 30, 2020 and September 30, 2019, included in accounts payable and accrued expenses were $0.3 million and $0.2 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three and nine months ended June 30, 2020 and 2019:

	For the three months ended June 30,		Variances	For the nine months ended June 30,		Variances
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In thousands)			(In thousands)
Net realized gain (loss) from investments	$(1)	$3	$(4)	$(1)	$4	$(5)
Net realized gain (loss) from foreign currency transactions	26	8	18	13	56	(43)
Net realized gain (loss) on investment transactions	25	11	14	12	60	(48)
Unrealized appreciation from investments	$28,946	$2,184	$26,762	$2,822	$3,496	$(674)
Unrealized (depreciation) from investments	(2,181)	(882)	(1,299)	(22,807)	(1,111)	(21,696)
Unrealized appreciation (depreciation) from forward currency contracts	(210)	(70)	(140)	269	(70)	339
Unrealized appreciation (depreciation) on foreign currency translation	(42)	55	(97)	(9)	55	(64)
Net change in unrealized appreciation (depreciation) on investment transactions	$26,513	$1,287	$25,226	$(19,725)	$2,370	$(22,095)

For the three and nine months ended June 30, 2020, we had less than $28.9 million and $2.8 million, respectively, in unrealized appreciation on 122 and 35 portfolio company investments, respectively, which was offset by $2.2 million and $22.8 million, respectively, in unrealized depreciation on 27 and 114 portfolio company investments, respectively. Unrealized appreciation for the three months ended June 30, 2020 primarily resulted from better than expected performance of our portfolio companies and credit market conditions beginning to recover. Unrealized depreciation for the nine months ended June 30, 2020 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact and increases in the spread between the yields realized on risk-free and higher risk securities.

For the three and nine months ended June 30, 2019, we had $2.2 million and $3.5 million in unrealized appreciation on 56 and 75 portfolio company investments, respectively, which was partially offset by $0.9 million and $1.1 million unrealized depreciation on 85 and 63 portfolio company investments, respectively. Unrealized appreciation during the three and nine months ended June 30, 2019 resulted from an increase in fair value primarily due to the rise in market prices of portfolio company investments. Unrealized depreciation primarily resulted from the amortization of discounts and negative credit related adjustments that caused a reduction in fair value of portfolio company investments during the three and nine months ended June 30, 2019.

For the three and nine months ended June 30, 2020, we recognized unrealized depreciation on forward currency contracts of $0.2 million and unrealized appreciation of $0.3 million, respectively, which was comprised of favorable and unfavorable movements in currency rates for three open forward currency contracts. See Note 6 in the notes to the consolidated financial statements for details of open positions on forward currency contracts.

Liquidity and Capital Resources

For the nine months ended June 30, 2020, we experienced a net increase in cash and cash equivalents, foreign currencies and restricted cash and cash equivalents of $2.2 million. During the period we used $223.3 million in operating activities, primarily as a result of fundings of portfolio investments of $341.0 million, partially offset by proceeds from principal payments and sales of portfolio investments of $96.7 million. During the same period, cash provided by financing activities was $225.5 million, primarily driven by borrowings on debt of $532.3 million, proceeds from short-term borrowings of $21.3 million and proceeds from the issuance of common stock of $145.0 million that were partially offset by repayments of debt of $422.5 million, repayments on short-term borrowings of $37.7 million and distributions paid of $12.4 million.

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

As of June 30, 2020 and September 30, 2019, we had cash and cash equivalents of $9.5 million and $2.4 million, respectively. In addition, as of June 30, 2020 and September 30, 2019, we had foreign currencies of $0.5 million and $0.1 million, respectively, restricted cash and cash equivalents of $12.1 million and $17.4 million, respectively, and restricted foreign currencies of less than $0.1 million and $0, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on our credit facilities and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of June 30, 2020 and September 30, 2019, we had investor capital subscriptions totaling $905.3 million and $527.5 million, respectively, of which $479.9 million and $334.9 million, respectively, had been called and contributed, leaving $425.4 million and $192.6 million of uncalled investor capital subscriptions, respectively.

This "Liquidity and Capital Resources" section should be read in conjunction with the "COVID-19 Pandemic" section above.

Revolving Credit Facilities

SB Revolver - On February 4, 2019, we entered into the SB Revolver (as defined in Note 8 of our consolidated financial statements) with Signature Bank, which initially allowed us to borrow up to $175.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. On April 8, 2019, we entered into an amendment which increased the borrowing capacity under the SB Revolver to $225.0 million. On February 7, 2020, we entered into an amendment which increased the borrowing capacity under the SB Revolver to $275.0 million and through April 7, 2020, increased the borrowing base against which we may borrow. As of June 30, 2020 and September 30, 2019, we had $230.3 million and $144.4 million outstanding, respectively, under the SB Revolver. As of June 30, 2020 and September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $38.7 million and $80.6 million of remaining commitments, respectively, and $38.7 million and $0 of availability on the SB Revolver.

DB Credit Facility - On September 10, 2019, we entered into the DB Credit Facility (as defined in Note 8 of our consolidated financial statements). As of June 30, 2020 and September 30, 2019, the DB Credit Facility allowed GBDC 3 Funding LLC, or GBDC 3 Funding, to borrow up to $250.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2020 and September 30, 2019, we had $150.2 million and $122.7 million outstanding under the DB Credit Facility, respectively. As of June 30, 2020 and September 30, 2019, subject to leverage and borrowing base restrictions, we had approximately $99.8 million and $127.3 million of remaining commitments, respectively, $99.8 million and less than $1.0 million of availability on the DB Credit Facility, respectively.

Adviser Revolver - As of June 30, 2020 and September 30, 2019, we were permitted to borrow up to $40.0 million and $125.0 million, respectively, at any one time outstanding under the Adviser Revolver (as defined in Note 8 of our consolidated financial statements). As of June 30, 2020 and September 30, 2019, we had $0 and $3.5 million, respectively, outstanding under the Adviser Revolver. On October 28, 2019, we entered into an amendment to the Adviser Revolver, which decreased the borrowing capacity from $125.0 million to $40.0 million.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of June 30, 2020, our asset coverage for borrowed amounts was 227.8%.

As of June 30, 2020, we had outstanding commitments to fund investments totaling $100.3 million, including $6.5 million of commitments on undrawn revolvers. As of September 30, 2019, we had outstanding commitments to fund investments totaling $107.2 million. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2020 and September 30, 2019, respectively, subject to the terms of each loan’s respective credit agreement. As of June 30, 2020, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our SB Revolver, DB Credit Facility and Adviser Revolver, ongoing principal repayments on debt investments assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2020 and September 30, 2019, we had investments in 144 and 118 portfolio companies, respectively, with a total fair value of $848.5 million and $617.0 million, respectively.

The following table shows the asset mix of our new investment commitments for the three and nine months ended June 30, 2020 and 2019:

	For the three months ended June 30,				For the nine months ended June 30,
	2020		2019		2020		2019
	New Commitments	Percentage of Commitments	New Commitments	Percentage of Commitments	New Commitments	Percentage of Commitments	New Commitments	Percentage of Commitments
Senior secured	$11,494	58.1%	$45,371	19.9%	$71,390	19.2%	$84,976	21.0%
One stop	8,002	40.4	177,975	78.0	298,541	80.3	313,543	77.3
Subordinated debt	—	—	—	—	55	—	10	0.0 *
Second lien	—	—	3,712	1.7	—	—	3,712	0.9
Equity	305	1.5	1,022	0.4	1,870	0.5	3,292	0.8
Total new investment commitments	$19,801	100.0%	$228,080	100.0%	$371,856	100.0%	$405,533	100.0%

* Represents an amount less than 0.1%

Due to a significant drop in merger and acquisition activity as a result of the market conditions brought on by COVID-19, new commitments declined during the three months ended June 30, 2020.
For the three and nine months ended June 30, 2020, we had approximately $17.1 million and $96.7 million, respectively, in proceeds from principal payments, return of capital distributions of portfolio companies and sales of equity investments in portfolio companies. For the three and nine months ended June 30, 2019, we had approximately $9.0 million and $18.6 million, respectively, in proceeds from principal payments, return of capital distributions of portfolio companies and sales of equity investments in portfolio companies.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2020 (1)			As of September 30, 2019(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost		Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$146,264	$144,570	$141,341	$97,133	$95,943		$96,765
Non-accrual(3)	—	—	—	—	—		—
One stop:
Performing	711,202	702,538	692,218	511,850	505,134		509,530
Non-accrual(3)	3,259	3,229	2,311	—	—		—
Second lien:
Performing	4,265	4,190	4,265	3,898	3,811		3,898
Non-accrual(3)	—	—	—	—	—		—
Subordinated debt:
Performing	37	36	43	2	0	*	2
Non-accrual(3)	—	—	—	—	—		—
Equity	N/A	7,984	8,370	N/A	6,115		6,794
Total	$865,027	$862,547	$848,548	$612,883	$611,003		$616,989

* Represents less than $1,000.
(1)As of June 30, 2020, $53.3 million and $51.7 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
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
As of June 30, 2020, we had loans in one portfolio company on non-accrual status, and non-accrual investments as a percentage of total debt investments at cost and fair value were 0.4% and 0.3%, respectively. As of September 30, 2019, we had no loans on non-accrual status. As of June 30, 2020 and September 30, 2019, the fair value of our debt investments as a percentage of the outstanding principal value was 97.1% and 99.6%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated for the three and nine months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
Weighted average rate of new investment fundings	6.5%	8.6%	7.4%	8.1%
Weighted average spread over LIBOR of new floating rate investment fundings	5.4%	6.1%	5.4%	5.6%
Weighted average fees of new investment fundings	1.0%	1.4%	1.4%	1.5%
As of June 30, 2020 and September 30, 2019, 97.9% and 86.0%, respectively, of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2020 and September 30, 2019, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $36.2 million and $29.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2020 and September 30, 2019:

	As of June 30, 2020		As of September 30, 2019
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$1,091	0.1%	$1,949	0.3%
4	717,569	84.6	605,050	98.1
3	127,511	15.0	9,990	1.6
2	2,377	0.3	—	—
1	—	—	—	—
Total	$848,548	100.0%	$616,989	100.0%

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of June 30, 2020 is as follows:

	Payments Due by Period (In Thousands)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$230,284	$230,284	$—	$—	$—
DB Credit Facility	150,171	—	—	—	150,171
Unfunded commitments (1)	100,346	100,346	—	—	—
Total contractual obligations	$480,801	$330,630	$—	$—	$150,171

(1)Unfunded commitments represent unfunded commitments to fund investments as of June 30, 2020. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of June 30, 2020, subject to the terms of each loan’s respective credit agreement. The unfunded commitments amount does not include $109.4 million of commitments as of June 30, 2020 for GBDC 3 Senior Loan Fund LLC, which is described in Note 5 in the notes to our consolidated financial statements.
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2020, we had outstanding commitments to fund investments totaling $100.3 million, including $6.5 million of commitments on undrawn revolvers.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2020 and 2019. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of June 30, 2020 and September 30, 2019, with the exception of money market funds included in cash and cash equivalents and restrictive cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of June 30, 2020, the total fair value of non-accrual loans was $2.3 million. As of September 30, 2019, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and nine months ended June 30, 2020 and 2019, we did not incur any U.S federal excise tax.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also generally subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2020 and September 30, 2019, the weighted average LIBOR floor on the loans subject to floating interest rates was 0.89% and 1.01%, respectively. In addition, the SB Revolver has a floating interest rate provision based on the one-month, two-month, or three-month LIBOR, the DB Credit Facility has a floating interest rate provision equal to three-month LIBOR and the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we can earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of June 30, 2020 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(268)	$(951)	$683
Up 50 basis points	536	1,902	(1,366)
Up 100 basis points	8,404	3,805	4,599
Up 150 basis points	12,605	5,707	6,898
Up 200 basis points	16,949	7,609	9,340

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2020, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SB Revolver, DB Credit Facility, the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2020 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the nine months ended June 30, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2019, except as set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: August 13, 2020	By:	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Ross A. Teune
Ross. A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)