Form 10-K
period 2020-09-30
Golub Capital BDC 3, Inc.
filed 2020-12-14
CIK 1715268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 814-01244

Golub Capital BDC 3, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	82-2375481
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
200 Park Avenue, 25th Floor, New York, NY	10166
(Address of Principal Executive Offices)	(Zip Code)
(212) 750-6060
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not applicable
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
As of March 31, 2020 and September 30, 2020, there was no established public market for the Registrant's common stock.
The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of December 14, 2020 is 35,388,849.466.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2020.

PART I
In this annual report, except as otherwise indicated, the terms:

•“we,” “us,” “our” and “GBDC 3” refer to Golub Capital BDC 3, Inc., a Maryland corporation, and its consolidated subsidiaries;
•“GBDC 3 Holdings” refers to GBDC 3 Holdings LLC, a Delaware limited liability company, or LLC, our direct subsidiary;
•“GBDC 3 Funding” refers to GBDC 3 Funding LLC, a Delaware LLC, our direct subsidiary;
•“GBDC 3 Funding II” refers to GBDC 3 Funding II LLC, a Delaware LLC, our direct subsidiary;
•“GBDC 3 SLF” refers to GBDC 3 Senior Loan Fund LLC, an unconsolidated Delaware LLC. Effective October 2, 2017, we entered into an agreement to co-invest with RGA Reinsurance Company, or RGA, through GBDC 3 SLF primarily in senior secured and one stop loans of middle-market companies. GBDC 3 SLF is capitalized as transactions are completed and all portfolio and investment decisions in respect of GBDC 3 SLF must be approved by the GBDC 3 SLF investment committee, which presently consists of two representatives of each of the members (with unanimous approval required from either (i) one representative of each of us and RGA or (ii) both representatives of each of us and RGA). GBDC 3 SLF has LLC equity interest subscriptions from its members totaling $125.0 million. We have committed to fund $109.4 million of LLC equity interest subscriptions to GBDC 3 SLF;
•“GC Advisors” refers to GC Advisors LLC, a Delaware LLC, our investment adviser;
•“Administrator” refers to Golub Capital LLC, a Delaware LLC, an affiliate of GC Advisors and our administrator;
•“Adviser Revolver” refers to the line of credit, as amended, with GC Advisors, which as of September 30, 2020 allowed for borrowing up to $125.0 million and which was amended on October 28, 2019 to allow for borrowing up to $40.0 million;
•"SMBC Revolver" refers to the revolving credit facility, as amended, that GBDC 3 originally entered into on March 16, 2018 with Sumitomo Mitsui Banking Corporation as administrative agent, sole lead arranger and sole manager, and terminated on February 4, 2019, that, as of the date of termination, allowed for borrowing up to $110.0 million and bore interest at a rate of either one-month London Interbank Offered Rate, or "LIBOR", or Prime and that would have matured on March 16, 2020;
•“DB Credit Facility” refers to the senior secured revolving credit facility that GBDC 3 Funding entered into on September 10, 2019, with GBDC 3, as equityholder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian, that as of September 30, 2020, allowed for borrowing up to $250.0 million and that bears interest at a rate of the applicable base rate plus 2.00% per annum through the reinvestment period, which continues through September 10, 2022 and is scheduled to mature on December 31, 2024. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month Euro Interbank Offered Rate or “EURIBOR,” with respect to any advances denominated in Euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR, with respect to any other advances;
•“SB Revolver” refers to the revolving credit facility, as amended, that we originally entered into on February 4, 2019, with Signature Bank, as administrative agent and a lender, which as of September 30, 2020, allowed for borrowing up to $225.0 million that bears at a rate of the applicable base rate plus 1.50% per annum, which continues through February 4, 2021;
•“Investment Advisory Agreement” refers to the advisory agreement by and between us and GC Advisors, dated as of September 29, 2017; and
•“Golub Capital” refers, collectively, to the activities and operations of Golub Capital LLC (formerly Golub Capital Management LLC), which entity employs all of Golub Capital’s investment professionals, GC Advisors and associated investment funds and their respective affiliates.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop and other senior secured loans of U.S. middle-market companies. We may also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, primarily U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies with over $30.0 billion of capital under management as of September 30, 2020, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

Information Available

Our address is 200 Park Avenue, 25th Floor, New York, NY 10166 and our phone number is (212) 750-6060.

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

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of September 30, 2020, Golub Capital had over $30.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over
300 middle-market sponsors and repeat transactions with over 200 sponsors.

Golub Capital’s middle-market lending group is managed by a four-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman and Gregory W. Cashman. As of September 30, 2020, Golub Capital had more than 140 investment professionals supported by more than 350 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop and other senior secured loans of U.S. middle market companies. We seek to generate strong risk-adjusted net returns by assembling a portfolio of investments across a broad range of industries and private equity investors.

We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We also make opportunistic loans to independently owned and publicly held middle-market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

•annual EBITDA of less than $100.0 million annually;
•sustainable leading positions in their respective markets;
•scalable revenues and operating cash flow;
•experienced management teams with successful track records;
•insulation from the effect of the novel coronavirus (“COVID-19”) pandemic;
•stable, predictable cash flows with low technology and market risks;
•a substantial equity cushion in the form of capital ranking junior to our investment;
•low capital expenditures requirements;
•a North American base of operations;
•strong customer relationships;
•products, services or distribution channels having distinctive competitive advantages;
•defensible niche strategy or other barriers to entry; and
•demonstrated growth strategies.

While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be met by each prospective portfolio company.

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have completed investments in over 1,000 companies at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

Golub Capital has principal lending offices in Chicago, New York, San Francisco and the Charlotte metropolitan area. Each of Golub Capital’s originators maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.

Underwriting.  We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of this equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 45% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies, which uses a combination of analyses, including (1) fundamental analysis of a business’s financial statements, health, management, competitive advantages, competitors and markets; (2) analysis of opportunities in a given market based upon fluctuations due to seasonal, financial and economic factors; (3) quantitative analysis of the relative risk-return characteristics of investments and a comparison of yields between asset classes and other indicators; and (4) analysis of proprietary and secondary models. In evaluating a particular company, we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Based upon a combination of bottom-up analysis of the individual investment and GC Advisors’ expectations of future market conditions, GC Advisors seeks to assess the relative risk and reward for each investment. GC Advisors seeks to mitigate the risks of a single company or single industry through portfolio diversification. GC Advisors also considers environmental, social and governance considerations in the investment decision-making process, in accordance with its ESG policy. Golub Capital’s due diligence process for middle market credits will typically entail:

•a thorough review of historical and pro forma financial information;
•on-site visits;
•interviews with management and employees;
•a review of loan documents and material contracts;
•third-party “quality of earnings” accounting due diligence;
•when appropriate, background checks on key managers and research relating to the company’s business, industry, markets, customers, suppliers, products and services and competitors; and
•the commission of third-party market studies when appropriate.

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

Monitoring. We view active portfolio monitoring as a vital part of our investment process. We consider board observation rights, where appropriate, regular dialogue with company management and sponsors and detailed, internally generated monitoring reports to be critical to our performance. Golub Capital has developed a monitoring template that is designed to reasonably ensure compliance with these standards. This template is used by GC Advisors as a tool to assess investment performance relative to our investment plan. In addition, our portfolio companies often rely on GC Advisors to provide them with financial and capital markets experience.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$19,794	2.2%	$1,949	0.3%
4	758,379	85.5	605,050	98.1
3	108,572	12.3	$9,990	1.6
2	106	—	—	—
1	—	—	—	—
Total	$886,851	100.0%	$616,989	100.0%

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

Investment Structure

Once GC Advisors determines that a prospective portfolio company is suitable for investment, GC Advisors typically works with the private equity sponsor, if applicable, the management of that company and its other capital providers to structure an investment. GC Advisors negotiates with these parties to agree on how our investment should be structured relative to the other capital in the portfolio company’s capital structure.

GC Advisors structures our investments, which typically have maturities of three to seven years as described below. Our loans typically provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount at maturity.

Senior Secured Loans. GC Advisors structures these investments as senior secured loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company borrower.

One Stop Loans. GC Advisors structures our one-stop loans as senior secured loans. A one-stop loan is a single loan that blends the characteristics of traditional senior debt and traditional junior debt. The structure generally combines the stronger lender protections associated with senior debt with the superior economics of junior capital. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In some cases, one-stop loans are provided to borrowers experiencing high revenue growth supported by a high level of discretionary expenditures. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses if appropriate. One-stop loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. One-stop loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of one-stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

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

Second Lien Loans. GC Advisors structures these investments as junior, secured loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral typically takes the form of second priority liens on the assets of a portfolio company. Second lien loans typically provide for minimal loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity.

Subordinated Loans. GC Advisors structures these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates and provide us with significant current interest income. These loans typically require interest-only payments (often representing a combination of cash pay and PIK interest) in the early years, with amortization of principal deferred until loan maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

Second lien loans and subordinated loans are generally more volatile than secured loans and involve a greater risk of loss of principal. In addition, the PIK feature of many subordinated loans, which effectively operates as negative amortization of loan principal, increases credit risk exposure over the life of the loan.
Equity Investments. GC Advisors structures these investments as direct or indirect minority equity co-investments in a portfolio company, usually on terms similar to the controlling private equity sponsor and in connection with our loan to such portfolio company. As a result, if a portfolio company appreciates in value, we can achieve additional investment return from these equity co-investments. GC Advisors can structure these equity co-investments to include provisions protecting our rights as a minority-interest holder, which could include a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events or demand and “piggyback” registration rights. However, because these equity co-investments will typically be in private companies, there is no guarantee that we, as a minority-interest holder, will control the timing or value of our realization of any gains on such investments. Our equity co-investments will typically include customary “tagalong” or “drag-along” rights that will permit or require us to participate in a sale of such equity co-investments at such time as the majority owners, not GC Advisors, determine.
GC Advisors tailors the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. GC Advisors seeks to limit the downside potential of our investments by:

•selecting investments that we believe have a very low probability of loss;
•requiring a total return on our investments that we believe will compensate us appropriately for credit risk; and
•negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions could include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Investments

We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2020, as well as the top ten industries in which we were invested as of September 30, 2020, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Fair Value of Investments (In Thousands)	Percentage of Total Investments
Instructure, Inc.	$28,851	3.3%
Diligent Corporation	27,280	3.1
Veterinary Specialists of North America, LLC	23,677	2.7
GS Acquisitionco, Inc.	23,044	2.6
Calabrio, Inc.	22,900	2.6
E2open, LLC	22,253	2.5
PT Intermediate Holdings III, LLC	21,835	2.5
Telesoft Holdings, LLC	21,296	2.4
Drilling Info Holdings, Inc.	20,672	2.3
ES Acquisition, LLC	20,374	2.2
	$232,182	26.2%

Industry	Fair Value of Investments (In Thousands)	Percentage of Total Investments
Software	$294,066	33.2%
IT Services	101,140	11.4
Hotels, Restaurants and Leisure	58,146	6.6
Healthcare Providers and Services	57,068	6.4
Health Care Technology	55,131	6.2
Specialty Retail	48,880	5.5
Insurance	37,869	4.3
Commercial Services and Supplies	30,473	3.4
Oil, Gas and Consumable Fuels	28,077	3.2
Healthcare Equipment and Supplies	26,171	2.9
	$737,021	83.1%

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance would involve an arrangement to provide significant guidance and counsel concerning the management, operations or business objectives and policies of the portfolio company. The Administrator or an affiliate of the Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We could receive fees for these services and reimburse the Administrator or an affiliate of the Administrator, as applicable, for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.

Competition

Our primary competitors in providing financing to middle-market companies include public and private funds, other business development companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors have access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or to the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC.

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

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by GC Advisors. Our business and affairs are managed under the direction of our board of directors. We have a chief executive officer, chief financial officer, chief compliance officer, managing directors and director of corporate strategy, and to the extent necessary, our board of directors can elect to appoint additional officers going forward. Our officers are officers and/or employees of Golub Capital LLC, an affiliate of GC Advisors, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs is paid by us pursuant to the administration agreement, or the Administration Agreement, with the Administrator. See “Business - Management Agreements - Administration Agreement.”

SUMMARY RISK FACTORS

The risk factors described below are a summary of the principal risk factors associated with an investment in us.
These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A. of this Annual Report on Form 10-K and the other reports and documents filed by us with the
SEC.

We are subject to risks relating to our business and structure

•We are currently operating in a period of capital markets disruption and economic uncertainty.
•Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.
•We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
•We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and net investment income.
•We are dependent upon GC Advisors for our success and upon its access to the investment professionals and partners of Golub Capital and its affiliates.
•There are significant potential conflicts of interest that could affect our investment returns, including related to obligations of GC Advisors, in the valuation of investments and any arrangements with GC Advisors.
•We are subject to risks associated with a Liquidity Event.
•We and GC Advisors could be the target of litigation or regulatory investigations.
•We are subject to certain risks related to our ability to qualify as a RIC and to related regulations governing our operation as a business development company.
•We intend to finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
•Investors in shares of our common stock may fail to fund their capital commitments when due.
•We are subject to risks associated with the SB Revolver and the DB Credit Facility.

•Adverse developments in the credit markets could impair our ability to enter into new debt financing arrangements.
•New or modified laws or regulations governing our operations could adversely affect our business.
•Our board of directors could change our investment objective, operating policies and strategies without prior notice or stockholder approval.
•Each of GC Advisors and the Administrator can resign on 60 days’ notice, and we can provide no assurance that we could find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
•We incur significant costs as a result of having securities registered under the Exchange Act.
•We are highly dependent on information systems and systems failures could significantly disrupt our business, which could, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

We are subject to risks relating to our investments

•Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
•Our debt investments and our investments in leveraged portfolio companies are risky and we could lose all or part of our investments.
•The lack of liquidity in our investments could adversely affect our business.
•Price declines and illiquidity in the corporate debt markets could adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•Our portfolio companies could prepay loans, which could reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•We are subject to credit and default risk and our portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates could make it more difficult for portfolio companies to make periodic payments on their loans.
•Our portfolio could be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
•We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
•Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•Because we generally do not hold controlling equity interests in our portfolio companies, we generally will not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•Our portfolio companies could incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies could fail to generate sufficient cash flow to service their debt obligations to us.
•The disposition of our investments could result in contingent liabilities.
•GC Advisors’ liability is limited, and we have agreed to indemnify GC Advisors against certain liabilities, which could lead GC Advisors to act in a riskier manner on our behalf than it would when acting for its own account.
•We could be subject to risks if we engage in hedging transactions and could become subject to risks if we invest in foreign securities.
•We could suffer losses from our equity investments.
•We could be subject to lender liability claims with respect to our portfolio company investments.

Risks Relating to Investors in Our Securities
•There is no public market for shares of our common stock, and we do not expect there to be a market for shares of our common stock.
•There are restrictions on the ability of holders of our common stock to transfer shares.

•Investing in our common stock could involve an above average degree of risk.
•There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
•Our stockholders will experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.
•Our stockholders could receive shares of our common stock as dividends, which could result in adverse tax consequences to them.

MANAGEMENT AGREEMENTS
GC Advisors is located at 200 Park Avenue, 25th Floor, New York, NY 10166. GC Advisors is registered as an investment adviser under the Advisers Act. GC Advisors is controlled by Lawrence E. Golub and David B. Golub and the beneficial interests in GC Advisors are majority owned, indirectly, by two affiliated trusts. The trustees of those trusts are Stephen A. Kepniss and David L. Finegold. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, GC Advisors manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, GC Advisors:
•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•identifies, evaluates and negotiates the structure of the investments we make;
•executes, closes, services and monitors the investments we make;
•determines the securities and other assets that we purchase, retain or sell;
•performs due diligence on prospective portfolio companies; and
•provides us with such other investment advisory, research and related services as we, from time to time, reasonably require for the investment of our funds.
GC Advisors’ services under the Investment Advisory Agreement are not exclusive. Subject to the requirements of the 1940 Act, GC Advisors enter into one or more sub-advisory agreements under which GC Advisors would obtain assistance in fulfilling its responsibilities under the Investment Advisory Agreement.
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

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.5% quarterly. If market interest rates rise, we may could have the ability to invest funds in debt instruments that provide for a higher return, which would increase our Pre-Incentive Fee Net Investment Income and make it easier for GC Advisors to surpass the fixed hurdle rate and receive an Income Incentive Fee. Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of our total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and leverage) used to calculate the base management fee.

We calculate the Income Incentive Fee component of the Income and Capital Gains Incentive Fee Calculation with respect to our Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

•zero in any calendar quarter in which the Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate;
•50.0% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to GC Advisors pursuant to the Income Incentive Fee equals 20.0% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. We refer to this portion of our Pre-Incentive Fee Net Investment Income as the “catch-up” provision; and
•20.0% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.
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
•50.0% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than the percentage at which amounts payable to GC Advisors pursuant to the Income Incentive Fee equals 15.0% of our Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply. We refer to this portion of our Pre-Incentive Fee Net Investment Income as the “catch-up” provision; and
•15.0% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds the catch-up provision in any calendar quarter.
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

There was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the years ended September 30, 2020 and 2019. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for a capital gain incentive fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 15.0% of such amount prior to the closing of a Liquidity Event (20.0% following the closing of a Liquidity Event), less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2020, we have not made any Capital Gain Incentive Fee payments. For the years ended September 30, 2020 and 2019, we accrued (reversed) a capital gain incentive fee, net of waiver, under GAAP of $(0.7) million and $0.5 million, respectively. The cumulative accrual for capital gain incentive fee, net of waiver, under GAAP was $0 and $0.7 million as of September 30, 2020 and 2019, respectively.

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
Example 1 - Income Incentive Fee (1):
Assumptions
Hurdle rate (2) = 1.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.35%

(1)The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of total net assets. In addition, the example assumes that during the most recent four full calendar quarter period ending on or prior to the date the payment set forth in the example is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) is at least 6.0% of our net assets at the beginning of such period (as adjusted for any share issuances or repurchases).
(2)Represents a quarter of the 6.0% annualized hurdle rate.
(3)Excludes offering expenses.

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

Duration and Termination

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or GC Advisors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by GC Advisors and could be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, can also terminate the Investment Advisory Agreement without penalty. See “Risk Factors - Risks Relating to our Business and Structure - We are dependent upon GC Advisors for our future success and upon their access to the investment professionals and partners of Golub Capital and its affiliates.”

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

Board Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in May 2020, our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•the nature, extent and quality of services provided to us by GC Advisors;
•the relative investment performance of us since April 1, 2019 and since inception;
•the relative investment performance of Golub Capital BDC, Inc., or GBDC and Golub Capital Investment Corporation, or GCIC, each of which are business development companies advised by GC Advisors, with GCIC merging with and into GBDC in September 2019;
•the fees paid by other comparable business development companies; and
•various other matters.

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

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2020, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The board of directors, including the independent directors reviews the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement to determine that such expenses are reasonable and comparable to administrative services charged by unaffiliated asset managers. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Staffing Agreement

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors is an affiliate of Golub Capital LLC and depends upon access to the investment professionals and other resources of Golub Capital LLC and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. GC Advisors also depends upon Golub Capital LLC to obtain access to deal flow generated by the professionals of Golub Capital LLC and its affiliates. Under the Staffing Agreement, Golub Capital LLC provides GC Advisors with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Golub Capital LLC will make available to GC Advisors experienced investment professionals and access to the senior investment personnel of Golub Capital LLC for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of GC Advisors’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and could be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to GC Advisors on a direct cost reimbursement basis, and such fees are not our obligation.

REGULATION

General

We are a business development company under the 1940 Act and have elected to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we cannot change the nature of our business so as to cease to be, or withdraw our election as, a business development company without the approval of a majority of our outstanding voting securities.

We can invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we could, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we could enter into hedging transactions to manage the risks associated with interest rate or foreign currency fluctuations. However, we could purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we could acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies, or any of our other policies, is fundamental and each can be changed without stockholder approval. To the extent we adopt any fundamental policies; no person from whom we borrow will have, in his or her capacity as lender or debt holder, either a veto power or a vote in approving or changing any of our fundamental policies.

Qualifying Assets

Under the 1940 Act, a business development company is restricted from acquiring any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as are prescribed by the SEC from time to time. An eligible portfolio company is defined in the 1940 Act as any issuer that:
ais organized under the laws of, and has its principal place of business in, the United States;
bis not an investment company (other than a small business investment company, or SBIC, wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
csatisfies either of the following:
idoes not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250.0 million market capitalization maximum; or
iiis controlled by a business development company or a group of companies including a business development company, the business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the business development company has an affiliated person who is a director of the eligible portfolio company.
(2)Securities of any eligible portfolio company which we control.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.
The regulations defining and interpreting qualifying assets can change over time. We would expect to adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

We look through our consolidated subsidiaries to the underlying holdings (considered together with portfolio assets held outside of our consolidated subsidiaries) for purposes of determining compliance with the 70% qualifying assets requirement of the 1940 Act. At least 70% of our assets will be eligible assets.

Managerial Assistance to Portfolio Companies

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, when the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group can make available such managerial assistance. Making available significant managerial assistance means any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator or an affiliate of the Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments could consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that can be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the diversification tests described in section 851(b)(3) of the Code in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. GC Advisors will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% (or 150% upon receipt of certain approvals and subject to the requirement that we make an offer to repurchase the shares of our stockholders) immediately after each such issuance (or such other percentage as could be prescribed by law from time to time). As of September 30, 2020, our asset coverage for borrowed amounts was 238.7%.

In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We can also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. We consolidate our financial results with all of our wholly-owned subsidiaries, including GBDC 3 Funding, GBDC 3 Funding II, and GBDC 3 Holdings, for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors - Risks Relating to our Business and Structure - Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.”

Codes of Ethics

We and GC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code can invest in securities for their personal investment accounts, including securities purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You can read and copy the code of ethics from the SEC’s website at www.sec.gov. See “Business — General — Information Available.” In addition, each code of ethics is attached as an exhibit to this annual report on Form 10-K.

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

Proxy Policies

GC Advisors votes proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. GC Advisors reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities we hold. In most cases GC Advisors will vote in favor of proposals that GC Advisors believes are likely to increase the value of the portfolio securities we hold. Although GC Advisors will generally vote against proposals that could have a negative effect on our portfolio securities, GC Advisors could vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy voting decisions are made by GC Advisors’ chief executive officer and president. To ensure that GC Advisors’ vote is not the product of a conflict of interest, GC Advisors requires that (1) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote and (2) employees involved in the decision-making process or vote administration are prohibited from revealing how GC Advisors intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest could be present, GC Advisors will disclose such conflicts to us, including our independent directors, and could request guidance from us on how to vote such proxies.

Proxy Voting Records

You can obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2020 by making a written request for proxy voting information to: Golub Capital BDC 3, Inc., Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling Golub Capital BDC 3, Inc. collect at (212) 750-6060.

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

We could also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Any co-investment would be made subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another account sponsored or managed by GC Advisors to make different investments in the same issuer, GC Advisors will need to decide which account will proceed with the investment. Moreover, in certain circumstances, we could be unable to invest in an issuer in which another account sponsored or managed by GC Advisors has previously invested.

On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a variety of regulatory requirements on companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and their insiders. Many of these requirements affect us. For example:

•our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•our management must prepare an annual report regarding its assessment of our internal control over financial reporting which, without the exemption described below under the JOBS Act (as defined below), must be audited by our independent registered public accounting firm; and
•our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

JOBS Act

We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, until the earliest of:

•The last day of our fiscal year in which the fifth anniversary of an initial public offering of shares of our common stock occurs;
•The end of the fiscal year in which our total annual gross revenues first exceed $1.0 billion;
•The date on which we have, during the prior three-year period, issued more than $1.0 billion in nonconvertible debt; and
•The last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Under the JOBS Act and Dodd-Frank, we can take advantage of an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This could increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Under the JOBS Act, emerging growth companies are eligible to delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have made an irrevocable election not to take advantage of this exemption from new or revised accounting standards. We therefore are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Taxation as a RIC

If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;
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
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income), or the 90% Income Test; and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
◦no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests").
We can invest in partnerships, including qualified publicly traded partnerships, which could result in our being subject to state, local or foreign income, franchise or other tax liabilities.

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

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we could incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC cannot use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but could carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we could for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years. Furthermore, a portfolio company in which we hold equity or debt instruments could face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.

Any underwriting fees paid by us are not deductible in computing our investment company taxable income. We could be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we could be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Certain of our investment practices could be subject to special and complex U.S. federal income tax provisions that could, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and could make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC.

We can invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments can present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we can cease to accrue interest, original issue discount or market discount, when and to what extent deductions can be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material amount of either U.S. federal income or 4% nondeductible U.S. federal excise tax.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant.

Our investments in non-U.S. securities could be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. U.S. stockholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by us.

If we acquire shares in a passive foreign investment company (“PFIC”), we could be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if we distribute such income as a taxable dividend to stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in the shares of a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we could elect to mark our shares in a PFIC at the end of each taxable year to market; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in our income. Our ability to make either election will depend on factors beyond our control, and is subject to restrictions which could limit the availability of the benefit of these elections. Under either election, we could be required to recognize in a taxable year income in excess of any distributions we receive from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we satisfy the distribution requirements under U.S. federal excise tax rules.

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time we accrue income, expenses or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency-denominated forward, futures and option contracts, as well as certain other financial instruments, and the disposition of debt obligations denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Business - Regulation - Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements could be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we could make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we could be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be subject to U.S. corporate income tax as well as state and local tax on their earnings, which ultimately will reduce our return on such income and fees.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we generally would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there could be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim dividends received deduction with respect to such dividends and non-

corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we could be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

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
The success of the company’s activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns.

In 2020, the U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 (also known as the “coronavirus”). Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn. These disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contains provisions intended to mitigate the adverse economic effects of the coronavirus pandemic, it is uncertain whether, or how much, our portfolio companies will be able to benefit from the CARES Act or any other subsequent legislation intended to provide financial relief or assistance. As a result of this disruption and the pressures on their liquidity, certain of our portfolio companies have been, or may continue to be, incentivized to draw on most, if not all, of the unfunded portion of any revolving or delayed draw term loans made by us, subject to availability under the terms of such loans.

Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.
Periods of market volatility could continue to occur in response to pandemics or other events outside of our control. We, GC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, GC Advisors, a portfolio company or a counterparty to us, GC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of GC Advisors or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, GC Advisors, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more portfolio companies or its assets, could result in a loss to us, including if the investment in such portfolio companies is canceled, unwound or acquired (which could result in inadequate compensation). Any of the foregoing could therefore adversely affect the performance of us and our investments.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China, and has continued to spread to additional countries. On January 30, 2020, the World Health Organization declared a global emergency. At various times during the course of the pandemic, orders have been issued and lifted restricting movement within a number of large metropolitan areas, including in some instances, orders to shelter in place. The outbreak of COVID-19 and its related negative public health developments have adversely affected workforces, customers, suppliers, economies and financial markets globally. The length of the resulting economic downturn and any additional waves of the disease that could exacerbate or further prolong the downturn are impossible to predict and could affect operations of GC Advisors’ business, including by harming GC Advisors’ ability to manage our investments. In addition, portfolio companies and our investments in such companies could be adversely impacted by the COVID-19 pandemic, including by supply disruptions, decreases in consumer demand, loss of personnel either to sickness or movement restrictions, and the resulting global market and economic disruptions. These adverse effects could cause losses in value of our investments, adversely affecting investors. The outbreak has also led to significant interest rate reductions by the Federal Reserve, including dropping certain rates to near zero, and market uncertainty, which could also have a materially adverse effect on us.

Given the ongoing and dynamic nature of the circumstances, the extent of the impact of COVID-19 on GC Advisors and us will depend on future developments, which are highly uncertain and cannot be predicted. For example, the COVID-19 pandemic has caused governments, including in the United States, to adopt massive stimulus programs and additional stimulus programs are likely to be adopted in the future. Even as the pandemic abates, the United States and other countries could have record levels of unemployment, and, as a result, the countries could face severe economic depressions. The effects that any of these events would have on the economy, the markets, and our investments or returns are uncertain. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to increases from current levels to the level of the interest rate floors on certain investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the majority of amounts we have borrowed under our credit facilities or other financing arrangements are typically floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor above current levels will not increase until interest rates exceed the applicable floor. In periods of decreasing interest rates, while our cost of funds will decrease because the interest rates on the majority of amounts we have borrowed are floating, because a significant portion of the loans in our portfolio also have floating interest rates, our net investment income may also decrease considering that the interest rate floors on our loans may not have been reached.

We can use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques could include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities could limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments, which could result in an increase of the amount of incentive fees payable to GC

Advisors. In addition, a decline in the prices of the debt we own could adversely affect our net asset value. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we plan to make and we believe that recent market trends, including sustained periods of low interest rates, have increased the number of competitors seeking to invest in loans to private, middle market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.

The amount of capital in the private debt markets and overall competition for loans could result in short term returns for us that are lower than our long-term targets. In addition, one of the effects of the COVID-19 pandemic has been a decrease in the number of new investment opportunities in U.S. middle market companies during 2020, and we can offer no assurance about when, or if, the number of U.S. middle market company investing opportunities will equal or exceed those available prior to the COVID-19 pandemic. In the event these conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.

Identifying, structuring and consummating investments involves competition among capital providers and market and transaction uncertainty. GC Advisors can provide no assurance that it will able to identify a sufficient number of suitable investment opportunities or to avoid prepayment of existing investments to satisfy our investment objectives, including as necessary to effectively structure credit facilities or other forms of leverage.

The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “cov-lite” in nature and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants.
As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns. The risk of prepayment is also higher in the current competitive environment if borrowers are offered more favorable terms by other lenders. The financial markets have experienced substantial fluctuations in prices and liquidity for leveraged loans. Any further disruption in the credit and other financial markets could have substantial negative effects on general economic conditions, the availability of required capital for companies and the operating performance of such companies. These conditions also could result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors could make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we could lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we could experience decreased net interest income, lower yields and increased risk of credit loss. We could also compete for investment opportunities with accounts managed or sponsored by GC Advisors or its affiliates. Although GC Advisors allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and thus not necessarily be in the best interests of us and our securityholders. Moreover, the performance of investments will not be known at the time of allocation.

Rising interest rates could make it more difficult for portfolio companies to make periodic payments on their loans.
Interest rate risk refers to the risk of market changes in interest rates. Interest rate changes affect the value of debt. In general, rising interest rates will negatively impact the price of fixed rate debt, and falling interest rates will have a positive effect on price. Adjustable rate debt also reacts to interest rate changes in a similar manner, although generally to a lesser degree. Interest rate sensitivity is generally larger and less predictable in debt with uncertain payment or prepayment schedules. Further, rising interest rates make it more difficult for borrowers to repay debt, which could increase the risk of payment defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and net investment income.
In July 2017, the Financial Conduct Authority (“FCA”) announced its intention to cease sustaining LIBOR by the end of 2021. The FCA’s intention is that, after 2021, it will no longer be necessary for the FCA to persuade or compel banks to submit to LIBOR due to the development of alternative benchmark rates, which the FCA suggested should be based on transactions and not on reference rates that do not have active underlying markets to support them. In April 2018, the New York Federal Reserve Bank began publishing its alternative rate, the Secured Overnight Financing Rate (“SOFR”). In early 2019, the Alternative Reference Rates Committee of the New York Federal Reserve Bank proposed that SOFR be utilized as the replacement for LIBOR. However, there is still uncertainty as to whether and, if so, when, the loan market or the debt financing securitization (CLO) market will adopt SOFR or some other alternative rate as the replacement for LIBOR.
As such, if LIBOR in its current form does not survive and a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could also negatively impact the market value and/or transferability of our portfolio company investments. Furthermore, disruptions related to loans and/or other debt financing securitizations (CLOs) in the marketplace could have a material adverse effect on the ability of GC Advisors or its affiliates to enter into loans in the future in accordance with our investment strategy and have a material adverse effect on us. We could also be materially and adversely impacted to the extent GC Advisors or its affiliates are unable to successfully implement an acceptable replacement rate in leverage utilized by us. Further, if LIBOR does not survive and a replacement rate is not widely agreed upon, the mismatch on the interest rates payable by any leverage incurred by us and the interest rate payable on the portfolio company investments could result in a decrease in our net investment income and distributions we are able to pay to our stockholders.
We are dependent upon GC Advisors for our success and upon its access to the investment professionals and partners of Golub Capital and its affiliates.
We do not have any internal management capacity or employees. We rely on GC Advisors to manage and conduct our affairs and make all investment decisions. Subject to the oversight of the Board, GC Advisors has sole discretion in originating, structuring, negotiating, purchasing, financing and eventually divesting our investments, and our investors will not be able to evaluate for themselves the merits of particular investments prior to us making such investments. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors’ investment committee, which consists of two members of our board of directors and two additional employees of Golub Capital LLC, provides oversight over our investment activities. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that GC Advisors will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of GC Advisors will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Golub Capital LLC and its affiliates and do not develop new relationships with other sources of investment opportunities, we can provide no assurance that GC Advisors or its affiliates will be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of GC Advisors’ investment committee or of other senior investment professionals of GC Advisors and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

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
Our business model depends to a significant extent upon strong referral relationships with sponsors and investing in companies backed by private equity sponsors. Any inability of GC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
GC Advisors is highly dependent on relationships with private equity sponsors in connection with the sourcing of investments. If private equity sponsors find new sources of debt capital that are more advantageous to them, or if GC Advisors suffers reputational harm such that it becomes a less attractive source of capital for private equity sponsors, GC Advisors could have difficulty finding and sourcing new middle market debt investments. Private equity sponsors could experience financial distress, which could be related or unrelated to the portfolio companies to which we have exposure. Once in financial distress, such sponsors likely would be unable to provide the same level of managerial, operating or financial support to such portfolio companies, resulting in an increased risk of default or inability to repay remaining principal at maturity.
From time to time, we would expect to have direct or indirect exposure to companies controlled by private equity sponsors in which the sponsors have completed one or more dividend recapitalizations, thereby allowing the private equity sponsor to substantially reduce or eliminate its net investment in an underlying portfolio company. These investments generally present different investment characteristics to us than investments where a private equity sponsor retains a significant net contributed capital position in the company. These investments could experience a higher rate of default. Even when a default does not occur, private equity sponsors could be less willing to provide ongoing financial, managerial or operating support to a portfolio company after it has received one or more capital distributions on its investment.
We believe that purchase price multiples of companies (as measured by the price paid by a private equity sponsor to purchase a company divided by the company’s trailing twelve-month earnings) to which we have direct or indirect exposure are close to all-time highs. When considering the appropriate amount of financing to provide a prospective borrower, GC Advisors considers the value cushion as measured by the difference between the enterprise value of the company and the total amount of financing. If market purchase price multiples decline or if a portfolio company experiences financial distress, the value cushion supporting our investment could deteriorate and the investment could become impaired, resulting in losses for us. The risk of such losses for us are greater during periods when purchase price multiples are close to all-time highs.

We can provide no assurance that we will be able to replicate the historical results achieved by other entities managed or sponsored by members of GC Advisors’ investment committee, or by GC Advisors or its affiliates.
Past investment performance of us or of similar portfolios and other investment vehicles managed by GC Advisors or its affiliates is not indicative of how we will perform. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results were achieved in particular market conditions that might never be repeated. Moreover, current or future market volatility and regulatory uncertainty can have an adverse impact on our future performance.

We may not replicate the historical results achieved by other entities managed or sponsored by members of GC Advisors’ investment committee, or by GC Advisors or its affiliates.

Our financial condition, results of operations and cash flows depend on our ability to manage our business effectively.
Our ability to achieve our investment objective depends on our ability to manage our business and to grow. This depends, in turn, on GC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon GC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. GC Advisors has substantial responsibilities under the Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by GC Advisors, members of GC Advisors’ investment committee or Golub Capital LLC and its affiliates. The personnel of the Administrator and its affiliates could be called upon to provide managerial assistance to our portfolio companies. These activities could distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
There are significant potential conflicts of interest that could affect our investment returns.
As a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee, there could be times when GC Advisors or such persons have interests that differ from those of our security holders, giving rise to a conflict of interest, many of which are described in the following risk factors. GC Advisors attempts to identify, monitor and mitigate conflicts of interest. Further, GC Advisors has implemented policies and procedures reasonably designed to ensure its clients are treated fairly and equitably over time. GC Advisors believes that these factors, together with Golub Capital’s commitment to put investors first, effectively mitigate the risks associated with such conflicts of interest. However, it can be difficult to ensure that conflicts of interest do not adversely affect us.

There are conflicts related to the obligations of GC Advisors’ investment committee, GC Advisors or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.
The members of GC Advisors’ investment committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, our officers and directors also serve as officers and directors of GBDC (NASDAQ: GBDC), a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act and whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Similarly, GC Advisors or its affiliates currently manage other clients with similar or competing investment objectives.
GC Advisors' management team will share its time and attention between us and other investment vehicles and accounts. GC Advisors does not expect to have any dedicated personnel who spend all or substantially all of their time managing our investing activities.
In serving in these multiple capacities, GC Advisors and its personnel could have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. For example, the economic disruption and uncertainty precipitated by the COVID-19 pandemic has required GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. The allocation of time and focus by personnel of GC Advisors and its affiliates to these existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective could overlap with the investment objectives of such affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC and several private funds that are pursuing an investment strategy similar to ours, some of which may seek additional capital from time to time, and we can compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates could face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts could provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

GC Advisors’ investment committee, GC Advisors or its affiliates could, from time to time, possess material non-public information, limiting our investment discretion.
Principals of GC Advisors and its affiliates and members of GC Advisors’ investment committee could serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition could have an adverse effect on us.

Our management and incentive fee structure creates incentives for GC Advisors that are not fully aligned with the interests of our stockholders and could induce GC Advisors to make certain investments, including speculative investments.
In the course of our investing activities, we pay management and incentive fees to GC Advisors. The management fee is based on our average adjusted gross assets and the incentive fee is computed and paid on income and capital gains, both of which include leverage. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one could achieve through direct investments. Because these fees are based on the fair value of our average adjusted gross assets, GC Advisors benefits when we incur debt or use leverage. Under certain circumstances, the use of leverage increases the likelihood of default on our debt or other leverage, which would disfavor our securityholders.
Additionally, the incentive fee payable by us to GC Advisors could create an incentive for GC Advisors to cause us to realize capital gains or losses that are not in the best interests of us or our stockholders. Under the incentive fee structure, GC Advisors benefits when we recognize capital gains and, because GC Advisors determines when an investment is sold, GC Advisors controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our stockholders’ interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation.
The part of the management and incentive fees payable to GC Advisors that relates to our net investment income is computed and paid on income that includes interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero coupon securities, and other deferred interest instruments and creates an incentive for GC Advisors to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This fee structure creates a conflict of interest for GC Advisors to the extent that it encourages GC Advisors to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. GC Advisors has an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because GC Advisors is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
The valuation process for certain of our portfolio holdings creates a conflict of interest.
The majority of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our board of directors will determine the fair value of these securities in good faith. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed. If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to our investors would be adversely affected.
In connection with that determination, investment professionals from GC Advisors will provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub,

results in a conflict of interest as GC Advisors’ management fee is based, in part, on our average adjusted gross assets and our incentive fees are based, in part, on unrealized gains and losses.
Conflicts related to other arrangements with GC Advisors or its affiliates.
We have entered into a license agreement with Golub Capital LLC under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital”. In addition, we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest, including in the allocation of expense and the enforcement of the respective agreements, that our board of directors must monitor.
Our ability to enter into transactions with our affiliates will be restricted, which could limit the scope of investments available to us.
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
We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, SEC staff, or Staff, interpretations, and the co-investment exemptive relief order from the SEC. For example, we can invest alongside such accounts consistent with guidance promulgated by Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We can also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine separately the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the relative capital available for investment of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time, including, for example, through random or rotational methods. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.
On occasion, an investment opportunity will be too large to satisfy the desired position size of us and other investment funds and accounts managed by GC Advisors and its affiliates. GC Advisors can provide no assurance that it will be able to identify counterparties to participate in such investment opportunities, and could be required to decline to make investments where it does not believe that it can successfully sell some of the investment opportunity to another market participant.
In situations in which co-investment with other accounts sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, such as when, in the absence of the exemptive relief described below, we and such other entities can make investments in the same issuer or where the different investments could be expected to result in a conflict between our interest and those of other GC Advisors clients, GC Advisors needs to decide whether we or such other entity or entities will proceed with such investments. GC Advisors makes these determinations based on its policies and procedures, which generally require that such investment opportunities be offered to eligible accounts on a basis that is fair and equitable over time, including, for example, through random or rotational methods. Moreover, we generally will be unable to invest in an issuer in which an account sponsored or managed by GC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions limit the scope of investment opportunities that would otherwise be available to us.
On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC to permit us greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification.

We have entered into the Adviser Revolver resulting in a conflict of interest between GC Advisors’ obligation to act in its own best interest and in our best interest.
We have entered into the Adviser Revolver, an unsecured revolving loan agreement with GC Advisors. GC Advisors has a conflict of interest between its obligation to act in our best interest and its own best interest. Any such loans or advances made to us under the Adviser Revolver will be consistent with applicable law, GC Advisors’ fiduciary obligations to act in our best interests, our investment objectives, and the asset coverage ratio requirements under the 1940 Act. The terms associated with any loans from GC Advisors or its affiliates, including the interest charged, shall, in the aggregate, be no more favorable to GC Advisors or its affiliates than could be obtained in an arm’s length transaction but will not necessarily be on the same terms or at the same interest rate charged by GC Advisors to other funds that it manages. Neither GC Advisors nor any of its affiliates is obligated to extend any such loans to us and such loans will not necessarily be made available to us in the same amounts or on the same economic terms as are made available to other funds advised by GC Advisors or its affiliates, or at all. In the event that we are required to find third party financing in place of or in addition to loans from GC Advisors and its affiliates, such third party financing could be at less favorable economic terms than the loans from GC Advisors and its affiliates, which could reduce our returns.

GC Advisors could make certain investment decisions for the purpose of receiving transaction fees.
In connection with investments made by us, GC Advisors and its affiliates often receive origination, commitment, documentation, structuring, facility, monitoring, amendment, refinancing, agent and/or other transaction fees from portfolio investments in which we invest or propose to invest. The potential for GC Advisors and its affiliates to receive such economic benefits creates conflicts of interest as GC Advisors and its affiliates have an incentive to invest in portfolio investments that provide such benefits. Similarly, GC Advisors and its affiliates could be incentivized to waive certain fees in connection with a refinancing in order to receive certain fees in the new transaction, including when we and/or other accounts advised by GC Advisors and its affiliates may participate in the original or refinanced investment, or both. Similarly, GC Advisors and its affiliates could be incentivized to waive certain fees in connection with a refinancing in order to receive certain fees in the new transaction, including when we and/or other entities advised by GC Advisors and its affiliates are able to participate in the original or refinanced investment, or both.

Reductions, waivers or absorptions of fees and costs can temporarily result in higher returns to investors than they would otherwise receive if full fees and costs were charged.
GC Advisors and its affiliates are permitted to reduce, waive or absorb some of the fees or costs otherwise due by us. While this activity can be seen as friendly to investors, reductions, waivers and absorptions of fees and costs result in higher returns to investors than such investors would receive if full fees and costs were charged. There is no guarantee that such reductions, waivers or absorptions will occur in the future or at all, and any such reductions, waivers and absorptions are entirely at the discretion of GC Advisors or the Administrator, as applicable.

GC Advisors could prioritize its relationship with a borrower or private equity sponsor instead of seeking the most advantageous terms for our investments.
GC Advisors will not make any investment on behalf of us that it does not believe to be in our best interest. However, conflicts can arise in any particular transaction between obtaining the most advantageous terms for an investment, which benefits us and other clients of GC Advisors participating in that investment, and maintaining GC Advisors’ relationship with a borrower or private equity sponsor, which likely serves the long-term best interests of GC Advisors’

clients overall, including us. For example, affiliates of GC Advisors hold relatively small, minority investments in unaffiliated private equity funds, which arguably creates an incentive for GC Advisors to cause us to invest in portfolio companies owned by such private equity funds and to treat such portfolio companies more favorably in a workout situation. As another example of the conflicts that could arise, GC Advisors is permitted to reduce or waive transaction or prepayment fees, offer loan terms that are more favorable to the borrower (and conversely, less favorable to us), accept a below target position size, agree to amend certain terms or waive existing terms or defaults or make other similar concessions to maintain or improve a relationship with a private equity sponsor or borrower, which GC Advisors believes will increase the likelihood of repeat business for the benefit of us and GC Advisors’ other clients.

GC Advisors operates in multiple business lines and could pursue additional business lines, which could create a conflict of interest in the allocation of its time and focus.
While Golub Capital maintains two major business lines, it has explored and will continue to explore opportunities outside these business lines. Such activity could adversely affect us. These risks include, but are not limited to, reputational damage, loss of management attention and time due to multiple constraints, regulatory sanctions, adverse impact to business relationships, increased competition of capital allocations, and expansion of potential risks to GC Advisors’ business as a whole outside those previously disclosed. New business lines could also exacerbate existing conflicts of interest and raise new conflicts.
Investors should be aware that other lines of business at Golub Capital could indirectly affect their investment in us, even if we are not directly exposed to those lines of business. While GC Advisors and its affiliates keep each investment client as a legally distinct entity or account, there are risks that a separate business line suffering a material adverse condition could affect other business lines to which we have direct exposure, and consequently, our performance. These risks could materially affect GC Advisors’ business as a whole, and include, but are not limited to, loss of reputation, loss of management time and focus, regulatory sanctions, and adverse impact to business relationships.

Golub Capital could pursue strategic transactions, which could create a conflict of interest in the allocation of GC Advisors’ time and focus.
Golub Capital could engage in any number of strategic transactions, including, without limitation, acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures or even a fund that pursues a strategy that is different than what Golub Capital has historically focused on, such as a private equity fund of funds. Additionally, Golub Capital could sell stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles. In August 2018, Golub Capital sold a passive, non-voting minority stake in its management companies to Dyal Capital Partners, a division of Neuberger Berman (“Dyal”). Dyal has also acquired investments in one or more of Golub Capital’s direct competitors and could continue to do so in the future. Dyal does not have any material control rights with respect to Golub Capital.
While Golub Capital does not presently anticipate engaging in any material strategic transactions, it could do so in the future. Strategic transactions are subject to many risks, such as the risk that the transaction might not be successful in meeting its strategic goals, or the risk that the transaction might divert the attention of GC Advisors from our core investment activities, or the risk that the GC Advisors management team will not be successful in developing and operating the underlying business involved in the strategic transaction.

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

We and GC Advisors could be the target of litigation or regulatory investigations.
We as well as GC Advisors and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that we and GC Advisors and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom.

GC Advisors is a registered investment adviser and, as such, is subject to the provisions of the Investment Advisers Act. We and GC Advisors are each, from time to time, subject to formal and informal examinations, investigations inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general.
There is also a material risk that applicable governmental authorities and regulators in the United States and other jurisdictions will continue to adopt new laws or regulations (such as tax, privacy and anti-money laundering laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations, in each case in a manner that is burdensome for GC Advisors and for us. Any such events or changes could occur adversely affect us or GC Advisors and GC Advisors' ability to operate and/or pursue its management strategies on behalf of us. Further, any such events or changes could adversely affect obligors’ ability to make payments on loans to which we are directly or indirectly exposed or otherwise adversely affect the value of such investments. Such risks are often difficult or impossible to predict, avoid or mitigate in advance. As a result, there can be no assurance that any of the foregoing will not have an adverse impact on the business of GC Advisors and/or any of its affiliates or our performance. From time to time, GC Advisors and its affiliates could take certain actions that they determine are necessary, appropriate or in the best interests of us and our stockholders, taken as a whole, to mitigate the application or impact of certain laws or regulations.

GC Advisors, its affiliates and/or any of their respective principals and employees could also be named as defendants in, or otherwise become involved in, litigation. Litigation and regulatory actions can be time-consuming and expensive and can lead to unexpected losses, which expenses and losses are often subject to indemnification by us. Legal proceedings could continue without resolution for long periods of time and their outcomes, which could materially and adversely affect the value of us or the ability of GC Advisors to manage us, are often impossible to anticipate. GC Advisors would likely be required to expend significant resources responding to any litigation or regulatory action related to it, and these actions could be a distraction to the activities of GC Advisors.
Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. This risk would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction.

The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misconduct, bad faith or gross negligence by GC Advisors, the Administrator, or any of our officers, be borne by us and would reduce our net assets. GC Advisors and others are indemnified by us in connection with such litigation, subject to certain conditions.
We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our stockholders each taxable year. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC and, thus, could be subject to corporate-level income tax irrespective of the level of distributions paid to our stockholders. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements could result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and could result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business — Taxation as a RIC.”
We could need to raise additional capital to grow because we must distribute most of our income.
We could need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, in order to qualify as a RIC, we are required to distribute each taxable year an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, to our stockholders. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which could have an adverse effect on the value of our securities. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we could receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy and have, in the past, received such smaller allocations under similar circumstances.

We could have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of original issue discount. This could arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contractual PIK arrangements, is included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that includes interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors has no obligation to refund any fees it received in respect of such accrued income.
Since in certain cases we could recognize income before or without receiving cash representing such income, we could have difficulty meeting the requirement to distribute dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, to our stockholders in order to maintain our qualification as a RIC. In such a case, we could have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we could fail to qualify as a RIC and thus be subject to corporate-level income tax. See “Business — Taxation as a RIC.”

The tax treatment of a non-U.S. stockholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction, and could vary considerably from jurisdiction to jurisdiction.
Depending on (1) the laws of such non-U.S. stockholder’s jurisdiction of tax residence, (2) how we are treated in such jurisdiction, and (3) our activities, an investment in us could result in such non-U.S. stockholder recognizing adverse tax consequences in its jurisdiction of tax residence, including with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us and/or of distributions from us and any uncertainties arising in that respect (the company not being established under the laws of the relevant jurisdiction), the possibility of taxable income significantly in excess of cash distributed to a non-U.S. stockholder, and possibly in excess of our actual economic income, the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and the possibility of being subject to tax at unfavorable tax rates. A non-U.S. stockholder could also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each stockholder is urged to consult its own tax advisers with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
We do not expect to be treated as a “publicly offered regulated investment company”. Until and unless we are treated as a “publicly offered regulated investment company” as a result of either (i) shares of our common stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (iii) shares of our common stock being treated as regularly traded on an established securities market, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions are deductible only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code. See “Material U.S. Federal Income Tax Considerations — Taxation of U.S. Stockholders.”

Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
We could issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% upon receipt of certain approvals and subject to certain disclosure requirements) of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2020, we had $380.8 million in outstanding borrowings.

In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. If we issue preferred stock, which is another form of leverage, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and could have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that could involve a premium price for holders of our common stock or otherwise be in the best interest of our common stockholders. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders would not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive distributions would be senior to those of holders of shares of our common stock. We do not, however, anticipate issuing preferred stock in the next 12 months.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We could, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold cannot be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our common stock might experience dilution.

We intend to finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
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
We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. While leverage presents opportunities for increasing our total return, it also potentially has the effect of increasing losses. Accordingly, any event that adversely affects the value of an investment would be magnified to the extent we use leverage. Such events could result in a substantial loss to us, which would be greater than if leverage had not been used. In addition, our investment objectives are dependent on the continued availability of leverage at attractive relative interest rates.
We could issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We have the ability to pledge up to 100% of our assets and can grant a security interest in all of our assets under the terms of any debt instruments we enter into with lenders. The terms of our existing indebtedness require us to comply with certain financial and operational covenants, and we expect similar covenants in future debt instruments. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not used leverage, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to GC Advisors.
The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2020, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(19.70)%	(11.06)%	(2.42)%	6.22%	14.86%

(1)Assumes $915.1 million in total assets, $380.8 million in debt outstanding and $529.6 million in net assets as of September 30, 2020 and an effective annual interest rate of 3.37% as of September 30, 2020.
Based on our outstanding indebtedness of $380.8 million as of September 30, 2020 and the effective annual interest rate of 3.37% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.40% to cover annual interest payments on the outstanding debt.
If we are unable to obtain leverage or if the interest rates of such leverage are not attractive, we could experience diminished returns. The number of leverage providers and the total amount of financing available could decrease or remain static. We could, directly or through subsidiaries, have concentrated exposure to a small number of commercial lenders or other financing providers, which could result in us being dependent on the continued availability of capital from such financing providers. Consequently, available financing could be more expensive or on terms that are less desirable than in an environment with a larger number of leverage providers.

Investors in shares of our common stock could fail to fund their capital commitments when due.
We call only a limited amount of capital commitments from investors in the private placement of our common stock upon each drawdown notice. The timing of drawdowns is difficult to predict, requiring each investor to maintain sufficient liquidity until its capital commitments to purchase shares of common stock are fully funded. We may not call an investor’s entire capital commitment prior to the expiration of such investor’s commitment period.

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

Given the current economic and competitive environments, GC Advisors believes that it will be advantageous to have significant unfunded capital commitments available to be called so that we are well positioned to capitalize on opportunities if and when they arise in an evolving market. As such, Golub Capital expects to raise additional investment funds with the same or similar strategies as us and to call capital from such additional investment funds, in each case, at any time, including prior to all capital commitments being fully called. Additionally, GC Advisors and its affiliates currently manage other investment funds for which capital commitments have not been fully called. There is no guarantee that the pace at which the capital commitments will be called will be similar to the pace at which other investment funds managed by GC Advisors or its affiliates have had capital called. These factors pose conflicts of interest with respect to the pace of drawdown purchases by investors.

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
The DB Credit facility places significant restrictions on our ability, as servicer, to sell investments. As a result, there could be times or circumstances during which we are unable to sell investments or take other actions that could be in our best interests.

Our ability to invest in public companies is limited in certain circumstances.
To maintain our status as a business development company, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and investments in distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange could be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.

We can enter into repurchase agreements, which are another form of leverage.
We can, and have in the past, entered into repurchase agreements as part of our management of our investment portfolio. Under a repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan where the counterparty acquires securities we hold as collateral subject to our obligation to repurchase and its obligation to resell the securities at an agreed upon time and price. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of us.
Our use of repurchase agreements, if any, involves many of the same risks involved in our use of leverage, as the proceeds from repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired in the repurchase agreement could decline below the price of the securities that we have sold but remain obligated to purchase. In addition, there is a risk that the market value of the securities retained by us could decline. If a buyer of securities under a repurchase agreement were to file for bankruptcy or experience insolvency, we could be adversely affected. Also, in entering into repurchase agreements, we would bear the risk of loss to the extent that the proceeds of such agreements at settlement are less than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with repurchase agreements, our net asset value would decline, and, in some cases, we could be worse off than if we had not used such agreements.

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
As a business development company, we are restricted from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Business -Regulation - Qualifying Assets.”

In the future, we believe that most of our investments will constitute qualifying assets. However, we could be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We can provide no assurance that we will be able to find a buyer for such investments and, even if we do find a buyer, we could be forced to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure to qualify as a business development company would decrease our operating flexibility.

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
The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is often not readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “—Risks Relating to Our Business and Structure – We are currently operating in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

We have retained the services of several independent service providers to review the valuation of these securities. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available is reviewed by an independent valuation firm. The types of factors that the board of directors could take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, could fluctuate over short periods of time and could be based on estimates, our determinations of fair value could differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statement of operations as net change in unrealized appreciation or depreciation.

We could experience fluctuations in our quarterly operating results.
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

Political uncertainty could adversely affect our business.
U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, the risks related to the elections in the U.S. or the effect on world leaders and governments of the COVID-19 pandemic. These heightened risks could also include, but are not limited to: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; less governmental supervision and regulation of the securities markets and market participants; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.

The impact of Brexit on our investments is uncertain and could adversely affect our business.
On January 31, 2020, the United Kingdom ended its membership in the EU (“Brexit”). Under the terms of the withdrawal agreement negotiated and agreed between the United Kingdom (the “UK”) and the EU (the “EU Withdrawal Agreement”), the UK’s departure from the EU is followed by a transition period (the “Transition Period”), which runs until December 31, 2020 and during which the UK shall continue to apply EU law and be treated for all material purposes as if it were still a member of the EU. The EU Withdrawal Agreement provides that the Transition Period could be extended by agreement between the UK and the EU for up to two years beyond December 31, 2020. However, the UK government has indicated that it will not seek such an extension. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the United Kingdom’s sovereign credit rating, could also have an impact on the performance of certain investments made in the United Kingdom or Europe.

New or modified laws or regulations governing our operations could adversely affect our business.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and could be subject to civil fines and criminal penalties.
We invest in securities of issuers that are subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations. Companies participating in regulated activities could incur significant costs to comply with these laws and regulations. If a company in which we invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment.
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, could cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and could shift our investment focus from the areas of expertise of GC Advisors to other types of investments in which GC Advisors could have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, GC Advisors could determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission, or CFTC, or may determine to operate subject to CFTC regulation, if applicable. If we or GC Advisors were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.
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
Government intervention in the credit markets could adversely affect our business.
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009 and the COVID-19 global pandemic. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.

Changes to U.S. tariff and import/export regulations could have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, could have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we cannot change the nature of our business so as to cease to be, or withdraw our election as, a business development company. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

Provisions of the Maryland General Corporation Law and of our charter and bylaws are intended to deter takeover attempts, which could have an adverse effect on the price of our common stock.
The Maryland General Corporation Law our charter and our bylaws contain provisions that are intended to discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, the application of which is subject to any applicable requirements of the 1940 Act. Our board has adopted a resolution exempting from the Maryland Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our disinterested directors. The Maryland Business Combination Act could discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
In addition, our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from such act, it can make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer. Also, our charter provides for classifying our Board in three classes serving staggered three-year terms, and provisions of our charter authorize our Board to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue.

These anti-takeover provisions could inhibit a change of control in circumstances that would otherwise provide value to our stockholders.

GC Advisors can resign on 60 days’ notice, and we can provide no assurance that we could find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
GC Advisors has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If GC Advisors resigns, we can provide no assurance that we would be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the value of our common stock could decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by GC Advisors and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective and portfolio could result in additional costs and time delays that could adversely affect our business, financial condition, results of operations and cash flows.

The Administrator can resign on 60 days’ notice, and we can provide no assurance that we could find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
The Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Administrator resigns, we can provide no assurance that we would be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the value of our common stock could decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective and portfolio could result in additional costs and time delays that could adversely affect our business, financial condition, results of operations and cash flows.

We are an “emerging growth company,” and we do not know if such status will make our shares less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act, until the earliest of;

•the last day of the fiscal year ending after the fifth anniversary of any initial public offering of shares of our common stock;
•the year in which our total annual gross revenues first exceed $1.0 billion;
•the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter, and (2) have been a reporting company under the Exchange Act for at least one year (and filed at least one annual report under the Exchange Act).

Although we are still evaluating the JOBS Act, we may take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors could consider our common stock less attractive, which could reduce the market value of our shares. For example, while we are an emerging growth company and/or a non-accelerated filer within the meaning of the Exchange Act, we can take advantage of exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This could increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

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
Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As such, we are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal control over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities would be adversely affected.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which could, in turn, negatively affect the market price of our common stock and our ability to pay distributions.
Our business depends on the communications and information systems of GC Advisors and its affiliates. GC Advisors and the Administrator are heavily reliant on the information technology infrastructure, processes and procedures of Golub Capital, which has devoted significant resources to developing effective and reliable information technology systems. Information technology changes rapidly, however, and Golub Capital could fail to stay ahead of such advances. Moreover, Golub Capital could find itself a target of cyberattacks, including cyber espionage, malware, ransomware, and other types of hacking. If any of the Golub Capital information technology systems do not operate properly or are disabled, whether as a result of tampering or a breach of network security systems or otherwise, we and Golub Capital could suffer, among other consequences, financial loss, disruption of businesses and reputational damage and, in the case of Golub Capital, liability to clients. While steps have been taken to mitigate the risk and impact of such attacks, no system is fully attack-proof, and a cyberattack could have an adverse impact on us.
In addition, Golub Capital’s operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Although Golub Capital takes protective measures, its computer systems, software and networks could be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code and other events that could have an impact on security. We, GC Advisors and the Administrator rely on third-party service providers for certain aspects of their business. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the operations and could affect their reputation, which could have an adverse effect on us.

A data breach could negatively impact our business and result in significant penalties.
GC Advisors is subject to numerous laws in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The European Union’s (the “EU”) General Data Protection Regulation, the Cayman Islands Data Protection Law, 2017, and the California Consumer Privacy Act of 2018 are recent examples of such laws, and GC Advisors anticipates new privacy and data protection laws will be passed in other jurisdictions in the future. In general, these laws introduce many new obligations on GC Advisors and its affiliates and service providers and create new rights for parties who have given us their personal information, such as investors and others.
Breach of these laws could result in significant financial penalties for GC Advisors and/or us. As interpretation of these laws evolves and new laws are passed, GC Advisors could be required to make changes to its business practices, which could result in additional risks, costs and liabilities to us and adversely affect investment returns. While GC Advisors intends to comply with its privacy and data protection obligations under the privacy and data protection laws that are applicable to it, it is possible that GC Advisors will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws. A violation of applicable privacy and data protection law could result in negative publicity and/or subject GC Advisors or us, to significant costs associated with litigation, settlements, regulatory action, judgments, liabilities and/or penalties.
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
Many of our portfolio companies are susceptible to economic slowdowns or recessions and could be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions could decrease the value of collateral securing any of our loans and the value of any equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

Failure to satisfy financial or operating covenants imposed by lenders to a portfolio company, including us, could lead to defaults and, potentially, acceleration of payments on such loans and foreclosure on the assets representing collateral for the portfolio company’s obligations. Cross default provisions under other agreements could be triggered and thus limit the portfolio company’s ability to satisfy its obligations under any debt that we hold and affect the value of any equity securities we own. We would expect to incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a portfolio company following or in anticipation of a default.
Our debt investments are risky and we could lose all or part of our investments.
The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than "Baa3" by Moody's Investors Service, lower than "BBB-" by Fitch Ratings or lower than "BBB-" by Standard & Poor's Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as "high yield bonds" or "junk bonds." Therefore, our investments could result in an above average amount of risk and volatility or loss of principal.

Our investments in leveraged portfolio companies are risky, and we could lose all or part of our investment.
Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest could have limited financial resources and could be unable to meet their obligations under their debt securities that we hold. Such developments could be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we could have obtained in connection with our investment. Smaller leveraged companies also could have less predictable operating results and could require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Our investments in private and middle-market portfolio companies are risky, and we could lose all or part of our investment.
Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it would not be able to make a fully informed investment decision and could lose money on our investments. Compared to larger companies, middle market companies typically have shorter operating histories, newer technologies and/or products, less experienced management teams and less predictable operating results, and often participate in quickly evolving markets, be more reliant on a small number of products, managers or clients, or be subject to other individual company risks. In addition, the middle market companies in which we invest could be subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations and the costs of complying with these laws and regulations could be more material to the portfolio company as compared to a larger company. If a company in which we directly or indirectly invest fails to comply with an applicable regulatory regime, it may be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment. We will not control a portfolio company’s management or the manner in which a company’s management addresses the company’s risks except in the event that a portfolio company defaults on its loan from us and we seek to enforce our security interest. In addition, middle market companies often require additional financing to expand or maintain their competitive position, and they could have a more difficult time obtaining additional capital than larger companies.

An important concern in making investments is the possibility of material misrepresentation or omission on the part of the portfolio company. Such inaccuracy or incompleteness can adversely affect, among other things, the valuation of collateral, other debt obligations, our ability to perfect or effectuate a lien on the collateral securing a loan or other debt obligation, the financial condition of the issuer, or the business prospects of the issuer. We will rely upon the accuracy and completeness of representations made by portfolio companies to the extent reasonable. However, there can be no guarantee that such representations are accurate or complete.
If the issuer of securities purchased by us does not perform to GC Advisors’ expectations, the value of its equity and debt securities would likely decline and the issuer could default on its obligations. Poor performance can be caused by a number of factors, including failures of management, competitive pressures, pressure by customers and suppliers, labor unrest, or force majeure events, such as the current COVID-19 pandemic. While GC Advisors intends to invest in portfolio companies in industries that it believes are insulated from the effects of the COVID-19 pandemic, there can be no assurance that such portfolio companies will not be adversely affected by the COVID-19 pandemic or other market or economic conditions.
The value of our investments in loans will likely be detrimentally affected to the extent a borrower defaults on its obligations, there is insufficient collateral, and/or there are extensive legal and other costs incurred in collecting on a defaulted loan. GC Advisors will attempt to minimize this risk, for example, by maintaining low loan-to-liquidation values with each loan and the collateral underlying the loan. However, there can be no assurance that the liquidation value assigned by GC Advisors would be realized by the portfolio company upon liquidation, nor can there be any assurance that such collateral will retain its value. In addition, certain of our loans will be supported, in whole or in part, by personal guarantees made by the borrower or an affiliate of the borrower. If such guarantee is called and the guarantor fails to meet its obligations under the guarantee, the amount realizable with respect to a loan will generally be detrimentally affected. There could be a monetary as well as a time cost involved in collecting on defaulted loans and, if applicable, taking possession of various types of collateral. In addition, any activity deemed to be active lending/origination by us could subject it to additional regulation.

We would be subject to risks if we are required to assume operation of portfolio companies upon default.
We, together with other funds managed by GC Advisors and its affiliates, would be expected to take over a portfolio company if the company defaults on its loan. Depending on factors including the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time, and this risk is significantly increased by the COVID-19 pandemic. In such circumstances, we and the other funds would likely seek to enforce our rights under the applicable credit documentation and could opt to take over such portfolio companies. When a portfolio company is taken over, we and the other funds and their investors are subject to different risks than we are as holders of interests in loans to such portfolio company. Operating a portfolio company, even for a limited period of time pending the sale of collateral, can distract senior personnel of GC Advisors and its affiliates from their normal business. Additionally, defaulting portfolio companies often require additional capital to be effectively turned around. There is no guarantee that any defaulting portfolio company can be turned around or that our investments in such portfolio company will be successful. Finally, operating a portfolio company could subject us to potential liabilities, including management, employment, and/or environmental liabilities.

The lack of liquidity in our investments could adversely affect our business.
The debt to which we are primarily exposed is expected to consist predominantly of loans and notes that are obligations of corporations, partnerships or other entities. This debt often has no, or only a limited, trading market. The investment in illiquid debt will often restrict our ability to dispose of investments in a timely fashion, for a fair price, or at all. If an underlying issuer of debt experiences an adverse event, this illiquidity would make it more difficult for us to sell such debt, and we could instead be required to pursue a workout or alternate way out of the position. To the extent debt in a portfolio company is also held by other third-party investors, we would generally have limited control over a workout or alternate means of disposition and the person(s) having such control could have interests that are not aligned with ours. We would likely also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, GC Advisors, Golub Capital or any of its affiliates have material non-public information regarding such portfolio company.

Price declines and illiquidity in the corporate debt markets could adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. The fair value methodology utilized is in accordance with the fair value principles established by ASC Topic 820. The Board uses the services of independent service providers to review the valuation of its illiquid investments. Valuations reflect significant events that affect the value of the instruments. As part of the valuation process, we could take into account the following types of factors, if relevant, in determining the fair value of our investments:

•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that could affect the price at which similar investments could be made in the future and other relevant factors.

The fair value measurement seeks to approximate the price that would be received for an investment on a current sale and assumes that the transaction to sell an asset occurs in the principal market for such asset or, in the absence of a principal market, the most advantageous market for such asset, which could be a hypothetical market, and excludes transaction costs. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets could result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio could reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and could suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Because orderly markets currently do not exist for some investments, and because valuations, and particularly valuations of private investments and private companies, require judgment, are inherently uncertain, could fluctuate over short periods and are often based on estimates, our determinations of the fair value of investments could differ materially from the values that would have been used had a ready market existed for such investments.

Our portfolio companies could prepay loans, which could reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.
The loans in our investment portfolio can be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment will be possible for each portfolio company. Certain fixed-income securities are subject to the risk of unanticipated prepayment. Prepayment risk is the risk that, when interest rates fall, the issuer will redeem the security prior to the security's expected maturity. It is possible that we will reinvest the proceeds from such a redemption at a lower interest rate, resulting in less income to us. Securities subject to prepayment risk generally offer less potential for gains when prevailing interest rates fall. If we buy those securities at a premium, accelerated prepayments on those securities could cause us to lose a portion of its principal investment. The impact of prepayments on the price of a security can be difficult to predict and can increase the security's price volatility.

We are subject to credit and default risk and our portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates could make it more difficult for portfolio companies to make periodic payments on their loans.
Credit risk refers to the likelihood that a borrower will default in the payment of principal and/or interest. Financial strength and solvency of a borrower are the primary factors influencing credit risk. Lack or inadequacy of collateral or credit enhancement for a debt instrument could also affect its credit risk. Credit risk can change over the life of a loan, and securities and other debt instruments that are rated by rating agencies can be downgraded. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity, which is expected to be a common feature among many of our loan investments.
A significant downturn in the economy or a particular economic sector could have a significant impact on the business prospects of the portfolio companies to which we are exposed, whether directly or indirectly. Such developments could adversely affect the ability of such companies to comply with their loan repayment obligations.

It is possible that the issuer of a note or other instrument in which we invest could default on its debts, in which case we could lose most or all of its investment in that instrument, subjecting us to significant loss. The risk and magnitude of losses associated with defaults could be increased where the instrument is leveraged.
We have not yet identified the portfolio company investments we will acquire.
While we currently hold a portfolio of investments, we have not yet identified additional potential investments for our portfolio that we will acquire with the proceeds of any offering of securities or repayments of investments currently in our portfolio. Privately negotiated investments in illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. As a result, you will be unable to evaluate any future portfolio company investments prior to purchasing our securities. Additionally, GC Advisors selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. We anticipate that we will use substantially all of the net proceeds of any sale of our securities within approximately six months following the completion of any sale of our securities, depending on the availability of appropriate investment opportunities consistent with our investment objectives and market conditions. Until such appropriate investment opportunities can be found, we could also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period could be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that could be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we could invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value could fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We could also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and may do so for an extended period of time. To the extent that we operate as a non-diversified investment company in the future, we may be subject to greater risk.

Our portfolio could be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
Our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of our investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including the effects of the COVID-19 pandemic. In addition, defaults could be highly correlated with particular obligors, industries or geographic locations. If loans involving a particular obligor, industry or geographic location represent more than a small proportion of our portfolio, and that obligor, industry or geographic location were to experience difficulties that would affect payments on the loans, the overall timing and amount of collections on the loans held by us could differ from what was expected.

We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events has been significantly increased by the COVID-19 pandemic. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. A bankruptcy or other workout often raise conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different interests in the applicable company. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.

Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court could recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we have structured our investment as senior debt.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we could make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments could, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we could elect not to make a follow-on investment because we do not want to increase our level of risk, because we prefer other opportunities or because of regulatory or other considerations. Our ability to make follow-on investments could also be limited by GC Advisors’ allocation policy.

Because we generally do not hold controlling equity interests in our portfolio companies, we generally will not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
To the extent we do not hold controlling equity positions in our portfolio companies, we are subject to the risk that a portfolio company makes business decisions with which we disagree, and that the management and/or stockholders of a portfolio company could take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we can provide no assurance that we will be able to dispose of our investments in the event we disagree with the actions of a portfolio company and could therefore suffer a decrease in the value of our investments.

Our portfolio companies could incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies could fail to generate sufficient cash flow to service their debt obligations to us.
We have invested and intend to invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies, and we could have exposure to a variety of debt that captures particular layers of a borrower’s credit structure, such as “last out” or “second lien” debt, or other subordinated investments that rank below other obligations of the borrower in right of payment. Subordinated investments are subject to greater risk of loss than senior obligations where there are adverse changes to the financial condition of the borrower or a decline in general economic conditions. Subordinated investments could expose us to particular risks in a distress scenario, such as the risk that creditors are not aligned. Holders of subordinated investments generally have less ability to affect the results of a distressed scenario than holders of more senior investments. Additionally, lenders to companies operating in workout modes are, in certain circumstances, subject to potential liabilities that could exceed the amount of such loan purchased by us. We have made in the past, and could make in the future, unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and could secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we could have with respect to the collateral securing any junior priority loans we make to our portfolio companies could also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that could be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.

We will not always have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.

The disposition of our investments could result in contingent liabilities.
A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we could be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We could also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.

GC Advisors’ liability is limited, and we have agreed to indemnify GC Advisors against certain liabilities, which could lead GC Advisors to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Investment Advisory Agreement, GC Advisors does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement, GC Advisors, its officers, members, personnel, and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement , except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement . In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement . These protections could lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.
We have invested and intend to continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets, less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2020, we invested in securities of six non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we may invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act.

We could be subject to risks if we engage in hedging transactions and could become subject to risks if we invest in foreign securities.
Under the 1940 Act, a business development company is restricted from acquiring any asset other than assets of the type listed in the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. In order for our investments to be classified as “qualifying assets,” among other requirements, such investments must be in issuers organized under the laws of, and which have their principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States.
We can invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies. Any of our portfolio company investments that are denominated in foreign currencies will be subject to the risks associated with fluctuations in currency exchange rates, which fluctuations could adversely affect our performance.
We have and could in the future enter into hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our security holders. We could utilize instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions does not eliminate the possibility from changes in market interest rates or currency exchange rates. While hedging transactions can reduce such risks, they generally will not be designed to prevent all loss from our position. There also could be barriers that prevent us from entering into certain hedging transactions. These barriers will not necessarily impact other investment funds managed by GC Advisors or its affiliates. Hedging transactions could result in a lower overall performance for us than if it had not entered into hedging transactions and generally introduces new risks, such as counterparty risk and greater illiquidity. In addition, we are permitted to borrow funds in one or more foreign currencies as a form of protection against currency risk. The use of such financing could create new risks not traditionally associated with credit facilities or other forms of leverage. Conversely, to the extent that we do not enter into hedging transactions, borrower defaults and fluctuations in currency exchange rates or interest rates could result in poorer overall performance for us than if it had entered into such hedging transactions.
The success of any hedging transactions will depend on our ability to correctly predict movements in currency and interest rates. Therefore, while we could enter into such hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we would not necessarily seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it is often not possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions could also be limited under the Code as well as adversely affected by rules adopted by the CFTC.

We could suffer losses from our equity investments.
While our investment portfolio will be focused on loans, we are also permitted to invest in equity securities. Such investments are expected to represent minority ownership in the issuer and are subordinate to the claims of the issuer’s creditors and, to the extent such securities are common securities, to preferred equity holders. The value of equity securities is dependent on the performance of the issuer and can fluctuate based on the issuer’s financial performance, market conditions, and overall economic conditions. Dividends paid to equity holders could be suspended or cancelled at any time, and minority owners could have limited protections. If an issuer of equity securities in which we have invested sells additional shares of its equity securities, our interest in the issuer will be diluted and the value of our investment could decrease. For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment. Investments in equity securities can carry additional risks or have other characteristics that require different structuring. As such, these investments can be made directly, or indirectly through blocker entities or otherwise.

We could be subject to lender liability claims with respect to our portfolio company investments.
A number of judicial decisions have upheld judgments for borrowers against lending institutions on the basis of various legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing or a similar duty owed to the borrower, or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We could be required to defend allegations of lender liability from time to time.
Loans to companies operating in workout modes or under Chapter 11 of the Bankruptcy Code are, in certain circumstances, subject to certain potential liabilities that would exceed the amount of such loan purchased by us. Under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court could elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of the loans, the loans could be subject to claims of subordination.

Risks Relating to Investors in Our Securities

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

Investing in our securities could involve an above average degree of risk.
The investments we make in accordance with our investment objective could result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our securities is not suitable for someone with lower risk tolerance. In addition, our common stock is intended for long-term investors and should not be treated as a trading vehicle.

There is a risk that investors in our equity securities do not receive distributions or that our distributions do not grow over time and a portion of our distributions is a return of capital.
We intend to make periodic distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we could be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we could be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a stockholder’s basis in our common stock and could therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock or other disposition. A return of capital distribution could cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

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

Our stockholders could receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (as defined above) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 10% of the total distribution, for distributions declared on or before December 31, 2020, and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2021. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Properties
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 200 Park Avenue, 25th Floor, New York, NY 10166 and are provided by Golub Capital LLC pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

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

Holders

As of December 14, 2020, we had 785 stockholders of record.

Distributions

To the extent that we have income available, we intend to make periodic distributions to our stockholders. Our distributions, if any, are determined by our board of directors. Any distributions to our stockholders will be declared out of assets legally available for distribution.

The following table reflects the cash distributions, including dividends and returns of capital, per share that we have paid on our common stock for the years ended September 30, 2020 and 2019:

		Distributions Declared
Record Dates	Payment Dates	Per Share	Amount (In Thousands)
Fiscal year ended September 30, 2020
October 18, 2019	December 27, 2019	$0.0974	$2,415
November 28, 2019	December 27, 2019	0.1310	3,522
December 20, 2019	February 26, 2020	0.1079	3,188
January 21, 2020	February 26, 2020	0.0876	2,604
February 25, 2020	May 22, 2020	0.1280	3,805
April 29, 2020	July 24, 2020	0.0919	3,043
August 20, 2020	August 21, 2020	0.2200	7,326
Total		$0.8638	$25,903

Fiscal year ended September 30, 2019
October 17, 2018	December 28, 2018	$0.1025	$663
November 28, 2018	December 28, 2018	0.1212	1,030
December 26, 2018	February 27, 2019	0.0904	977
January 21, 2019	February 27, 2019	0.1153	1,252
February 26, 2019	May 24, 2019	0.0809	879
March 27, 2019	May 24, 2019	0.1097	1,346
April 29, 2019	July 26, 2019	0.0906	1,234
May 17, 2019	July 26, 2019	0.1558	2,389
June 14, 2019	July 26, 2019	0.1229	2,230
July 19, 2019	September 27, 2019	0.1408	2,797
August 13, 2019	November 26, 2019	0.1532	3,283
September 20, 2019	November 26, 2019	0.1384	3,158
Total		$1.4217	$21,238

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

As of September 30, 2020, our stockholders have subscribed to contribute capital to us of $921.8 million pursuant to the Subscription Agreements of which $507.4 million was called and contributed through September 30, 2020.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data of Golub Capital BDC 3, Inc. as of and for the years ended September 30, 2020, 2019, and 2018 is derived from the consolidated financial statements that have been audited by Ernst & Young LLP, independent registered public accounting firm. As we commenced operations on October 2, 2017, no Statement of Operations data has been prepared for any period prior to the year ended September 30, 2018. The financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Golub Capital BDC 3, Inc.
	As of and for the years ended September 30,
	2020		2019	2018
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$63,768		$31,562	$4,999
Base management fee	11,077		4,861	704
Incentive fee	4,188		4,261	663
Interest and other debt financing expenses	12,307		6,703	762
All other expenses	2,425		1,476	821
Base management fee waiver	(3,021)		(1,326)	(192)
Incentive fee waiver	(587)		(806)	(134)
Professional fees waiver	—		—	(112)
Net investment income - after excise tax	37,379		16,393	2,486
Net realized gain (loss) on investment transactions	(966)		201	—
Net change in unrealized appreciation (depreciation) on investment transactions	(10,867)		4,644	1,582
Net increase/(decrease) in net assets resulting from operations	25,546		21,238	4,068

Per share data:
Net asset value	$14.97		$15.00	$15.00
Net investment income	1.22		1.19	1.04
Net realized gain (loss) on investment transactions	(0.03)		0.01	—
Net change in unrealized appreciation (depreciation) on investment transactions	(0.36)		0.22	0.43
Net increase/(decrease) in net assets resulting from operations	0.83		1.42	1.47
Per share distributions declared (1)	0.86		1.42	1.47
From net investment income	0.86		1.42	1.47
From capital gains	—	*	—	—
Dollar amount of distributions declared (1)	25,903		21,238	4,068
From distributable earnings	25,881		14,797	2,508
From capital gains	22		—	—
Distributions declared and payable	—		6,441	1,560

*	Represents an amount less than 0.01.

	Golub Capital BDC 3, Inc.
	As of and for the years ended September 30,
	2020	2019	2018
	(In thousands, except other data)
Balance Sheet data at period end:
Investments, at fair value	$886,851	$616,989	$143,659
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	24,513	19,917	3,653
Other assets	3,752	3,034	688
Total assets	915,116	639,940	148,000
Total debt less unamortized debt issuance costs	379,600	268,874	58,007
Total liabilities	385,499	296,520	60,775
Total net assets	529,617	343,420	87,225
Other data:
Weighted average yield on income producing investments at fair value	7.5%	8.5%	9.0%
Number of portfolio companies at period end	147	118	54

(1)The per share data and dollar amount for distributions declared reflect the amount of distributions paid or payable with a record date during the applicable period.

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
•actual and potential conflicts of interest with GC Advisors and other affiliates of Golub Capital;
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
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets, including changes from the impact of the COVID-19 pandemic
•the ability of GC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of GC Advisors or its affiliates to attract and retain highly talented professionals;
•the ability of GC Advisors to continue to effectively manage our business due to the disruptions caused by the COVID-19 pandemic;
•our ability to qualify and maintain our qualification as a RIC and as a business development company;
•general price and volume fluctuations in the stock markets;
•the impact on our business of Dodd-Frank and the rules and regulations issued thereunder and any actions toward repeal thereof; and
•the effect of changes to tax legislation and our tax position.

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

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This annual report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $30.0 billion in capital under management as of September 30, 2020, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.
Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under the Investment Advisory Agreement, which was reapproved by our board of directors in May 2020, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of September 30, 2020 and 2019, our portfolio at fair value was comprised of the following:

	As of September 30, 2020		As of September 30, 2019
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$175,635	19.8%	$96,765	15.7%
One stop	695,156	78.4	509,530	82.6
Second lien	4,805	0.5	3,898	0.6
Subordinated debt	46	0.0 *	2	0.0 *
Equity	11,209	1.3	6,794	1.1
Total	$886,851	100.0%	$616,989	100.0%

*Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2020 and 2019, one stop loans included $162.5 million and $110.0 million, respectively, of late stage lending loans at fair value.

As of September 30, 2020 and 2019, we had debt and equity investments in 147 and 118 portfolio companies, respectively. The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the years ended September 30, 2020 and 2019:

	For the year ended September 30,
	2020	2019
Weighted average income yield(1)	7.5%	8.5%
Weighted average investment income yield(2)	7.9%	8.9%
Total return based on average net asset value(3)	5.7%	10.3%
Total return based on net asset value per share(4)	5.8%	9.9%

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
As of September 30, 2020, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 7.5% for stockholders taken as a whole. For the year ended September 30, 2020, GBDC 3 earned a fiscal year-to-date IRR of 5.7% for stockholders taken as a whole. For the year ended September 30, 2019, GBDC3 earned a fiscal year-to-date IRR of 10.6% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders' net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

•costs associated with compliance under the Sarbanes-Oxley Act;
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

Since mid-March, we have executed over 40 credit-enhancing amendments (representing over 15% of total debt investments at fair value) with a focus on borrowers in COVID-19 impacted subsectors and had only one borrower default on their principal and interest payments. In addition, we have experienced a meaningful reversal of some of the unrealized depreciation recognized during the three months ended March 31, 2020 as the U.S. economy began reopening sooner than expected, portfolio companies generally performed better than expected, especially those in COVID-impacted sub-sectors, and private equity sponsors have generally stepped up to support their portfolio companies. Due to the resurgence of COVID-19 in some parts of the country, we remain cautious and concerned about the on-going impacts to the U.S. economy and our portfolio companies from COVID-19, but the positive trends identified above contributed to strong financial results for the year ended September 30, 2020.

As of September 30, 2020, subject to certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Our revolving credit facilities, described in Note 8 in the notes to our consolidated financial statements, include customary covenants and events of default. Any failure on our part to make required payments under such facilities or to comply with such covenants could result in a default under the applicable credit facility or debt instrument. If we are unable to cure such default or obtain a waiver from the applicable lender or holder, we would experience an event of default, and the applicable lender or holder could accelerate the repayment of such indebtedness, which would negatively affect our business, financial condition, results of operations and cash flows.

We are also subject to financial risks, including changes in market interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future will also have floating interest rates. The interest rates of such loans are based upon a floating interest rate index, typically LIBOR, together with a spread, or margin. They generally also feature interest rate reset provisions that adjust the interest rates under such loans to current market rates on a quarterly basis. As of September 30, 2020, over 85% of our floating rate loans were subject to a minimum base rate, or floor, that we charge on our loans if the applicable interest rate index falls below such floor. In addition, our revolving credit facilities also have floating rate interest provisions. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on such loans, a decrease in the income incentive fee or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

We completed an industry subsegment analysis as of September 30, 2020 to evaluate the exposure of our portfolio companies to adverse effects on their business operations as a result of the COVID-19 pandemic. As of September 30, 2020, more than 85% of our portfolio at fair value was comprised of investments in industry subsegments that we have identified as less exposed to negative impacts from the COVID-19 pandemic, less than 13% of our portfolio at fair value was comprised of investments in industry subsegments that have and we believe will continue to experience significant financial distress as a result of the COVID-19 pandemic and less than 2% of our portfolio at fair value was comprised of investments in industry subsegments that were identified as most significantly exposed to adverse effects resulting from the COVID-19 pandemic. Our portfolio by industry subsegments and our view of the exposure of our portfolio companies to the adverse effects of the COVID-19 pandemic as of September 30, 2020 is as follows:

Industry Subsegments[1]
Less exposed to COVID-19 (>85% of portfolio2)	Significantly exposed to COVID-19 exposure (<13% of portfolio2)	Most significantly exposed to COVID-19 (<2% of portfolio2)
Business Services	Building Products and Real Estate	Dental Care
Distribution	Consumer Products	Eye Care
Financial Services	Packaging	Fitness Franchises
Food and Beverage		Hotels
Healthcare[3]		Restaurants
Manufacturing		Retail
Software & Technology

(1) Industry subsegments are based on GC Advisors' internal analysis and industry classifications as of September 30, 2020.
(2) At fair value as of September 30, 2020.
(3) Excludes Dental Care and Eye Care subsegments.

The table below details changes in the weighted average price of our debt investments held as of September 30, 2020 by Internal Performance Rating (as defined in the "Portfolio Composition, Investment Activity and Yield" section below) as compared to the weighted average price of our debt investments held as of June 30, 2020. Additionally, the following table details the net change in unrealized appreciation (depreciation) on investments per share by Internal Performance Rating category for the three months ended September 30, 2020.

	Weighted Average Price(1)
Category	As of June 30, 2020	As of September 30, 2020	Net Change in Unrealized Appreciation (Depreciation) on Investments for the three months ended September 30, 2020 per Share (2)(3)	% of Net Change in Unrealized Appreciation (Depreciation) on Investments for the three months ended September 30, 2020 (2)
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.5	99.0	$0.18	86.0%
Internal Performance Rating 3 (Performing Below Expectations)	92.0	92.1	0.03	14.0%
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	70.0	—	—	N/A
Total	97.5	98.1	$0.21	100.0%

(1) Includes debt investments only. "Total" row reflects weighted average price of total fair value of debt investments.
(2) Net Change in Unrealized Appreciation (Depreciation) on Investments Held as of September 30, 2020 includes the net change in unrealized appreciation
(depreciation) for the three months ended September 30, 2020.
(3) Based on weighted average shares outstanding for the three months ended September 30, 2020.

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

Recent Developments
On October 1, 2020, we entered into subscription agreements with additional stockholders totaling $6.3 million in the aggregate.

On October 1, 2020, we entered into a fourth amendment to the Adviser Revolver, which extended the maturity date of the line of credit from October 2, 2020 to September 29, 2023.

On November 20, 2020, our board of directors declared a distribution of $0.42 per share, payable on December 18, 2020 to stockholders of record on December 15, 2020.

On November 20, 2020, our board of directors declared a second distribution in an amount (if positive) such that our net asset value as of January 31, 2021 on a pro forma basis after giving effect to the payment of this dividend is $15.00 per share, payable on March 11, 2021 to stockholders of record on January 28, 2021.

Market Trends

We have identified the following trends that may affect our business:

Target Market.  We believe that small and middle market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us. We intend to focus our portfolio on borrowers in what we believe are recession resistant industries that are insulated from the effects of COVID-19.

Specialized Lending Requirements.  We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle market companies. For example, based on the experience of our management team, lending to U.S. middle market companies (1) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (2) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle market and (3) also requires more extensive ongoing monitoring by the lender.

Demand for Debt Capital.  We believe there is a large pool of committed but uninvested private equity capital for middle market companies. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and subordinated debt from other sources, such as us.

Competition from Bank Lenders.  We believe that many traditional bank lenders to middle market businesses have either exited or de-emphasized their service and product offerings in the middle market. These traditional lenders have instead focused on lending and providing other services to large corporate clients. We believe this has resulted in fewer key players and the reduced availability of debt capital to the companies we target.

Market Environment:  We believe middle market investments are likely to excel in uncertain market environments such as the current market environment following the COVID-19 outbreak that began in December 2019, and that these investments have historically generated premium yields with more desirable structures for lenders as compared to large corporate loans.(1) In addition, we believe the recent credit market dislocation will accelerate the market share shift toward well-positioned larger platforms. On the other hand, we believe that there has been increased competition for direct lending to middle market businesses, which would be expected to result in less favorable pricing terms for our potential investments. If we match our competitors’ pricing, terms and structure, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Golub Capital’s scale, product suite, entrenched relationships and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

(1) Standard & Poor’s “LCD Middle Market Review Q2 2020” – New-issue first-lien yield-to-maturity. Middle Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in January 2000.

Consolidated Results of Operations

The comparison of the fiscal years ended September 30, 2019 and 2018 can be found in our Form 10-K for the fiscal year ended September 30, 2019 located within Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Consolidated operating results for the years ended September 30, 2020 and 2019 are as follows:

	Year ended September 30,		Variances
	2020	2019	2020 vs. 2019
	(In thousands)
Interest income	$59,927	$29,765	$30,162
Income from accretion of discounts and origination fees	3,327	1,348	1,979
Dividend income	4	102	(98)
Fee income	510	347	163
Total investment income	63,768	31,562	32,206
Net expenses	26,389	15,169	11,220
Net investment income	37,379	16,393	20,986
Net realized gain (loss) on investment transactions	(966)	201	(1,167)
Net change in unrealized appreciation (depreciation) on investment transactions	(10,867)	4,644	(15,511)
Net increase (decrease) in net assets resulting from operations	$25,546	$21,238	$4,308
Average earning portfolio company investments, at fair value	$803,939	$352,301	$451,638

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from September 30, 2019 to September 30, 2020. As a result, annual comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the year ended September 30, 2019 to the year ended September 30, 2020 by $32.2 million primarily as a result of an increase in the average earning debt investments balance, which is the annual average balance of accruing loans in our debt investment portfolio, of $451.6 million.

The income yield by debt security type for the years ended September 30, 2020 and 2019 was as follows:

	Year ended September 30,
	2020	2019
Senior secured	5.8%	7.4%
One stop	7.9%	8.7%
Second lien	11.4%	12.2%
Subordinated debt	4.2%	7.6%

Income yields on one stop and senior secured loans decreased for the year ended September 30, 2020 as compared to the year ended September 30, 2019, primarily due to a decrease in the average LIBOR for the year ended September 30, 2020. As of September 30, 2020, we have three second lien and two subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the years ended September 30, 2020 and 2019:

	Year ended September 30,		Variances
	2020	2019	2020 vs. 2019
	(In thousands)
Interest and facility fee expenses	$11,115	$5,991	$5,124
Amortization of debt issuance costs	1,192	712	480
Base management fee, net of waiver	8,056	3,535	4,521
Income incentive fee, net of waiver	4,263	2,955	1,308
Capital gain incentive fee accrued under GAAP, net of waiver	(662)	500	(1,162)
Professional fees	988	823	165
Administrative service fee	1,214	551	663
General and administrative expenses	223	102	121
Net expenses	$26,389	$15,169	$11,220
Average debt outstanding	$365,561	$156,352	$209,209

Interest Expense

Interest and facility fee expenses increased by $5.1 million from the year ended September 30, 2019 to the year ended September 30, 2020 primarily due to an increase in the weighted average of outstanding borrowings of $209.2 million. For more information about our outstanding borrowings for the years ended September 30, 2020 and 2019, including the terms thereof, see Note 8. Borrowings in the notes to our consolidated financial statements and the "Liquidity and Capital Resources" section below.

The effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our outstanding debt decreased to 3.4% for the year ended September 30, 2020 from 4.3% for the year ended September 30, 2019 primarily due to a lower average LIBOR.

Management Fees

The base management fee increased as a result of a sequential increase in average assets from the year ended September 30, 2019 to the year ended September 30, 2020.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) Income Incentive Fee and (2) Capital Gains Incentive Fee. The Income Incentive Fee increased by $1.3 million for the year ended September 30, 2020 compared to the year ended September 30, 2019 primarily as a result of an increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements).

We recorded a reversal for the capital gain incentive fee under GAAP, net of waiver, of $0.7 million for the year ended September 30, 2020. The reversal was primarily due to an increase in unrealized depreciation in the fair value of some of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic recognized during the three months ended March 31, 2020, partially offset by the unrealized appreciation recognized during the six months ended September 30, 2020. We recorded an accrual for the capital gain incentive fee under GAAP, net of waiver, of $0.5 million for the year ended September 30, 2019. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. The cumulative capital gain incentive fee accrual calculated in accordance with GAAP as of September 30, 2020 and September 30, 2019 was $0 and $0.7 million, respectively, none of which was payable as a

Capital Gain Incentive Fee pursuant to the Investment Advisory Agreement. The capital gain incentive fee accrual under GAAP at September 30, 2019 was primarily due to unrealized appreciation in the investment portfolio. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.9 million from the year ended September 30, 2019 to the year ended September 30, 2020. This increase is associated with increased costs to service a growing portfolio. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed by us to the Administrator for the year ended September 30, 2020 and the year ended September 30, 2019 were $0.8 million and $0.7 million, respectively.

As of September 30, 2020 and September 30, 2019, included in accounts payable and accrued expenses were $0.2 million and $0.2 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended September 30, 2020 and 2019:

	For the year ended September 30,		Variances
	2020	2019	2020 vs. 2019
	(In thousands)
Net realized gain (loss) from investments	$(993)	$4	$(997)
Net realized gain (loss) from foreign currency transactions	27	197	(170)
Net realized gain (loss) on investment transactions	(966)	201	(1,167)
Unrealized appreciation from investments	$7,264	$6,371	$893
Unrealized (depreciation) from investments	(17,895)	(1,967)	(15,928)
Unrealized appreciation (depreciation) from forward currency contracts	(192)	240	(432)
Unrealized appreciation (depreciation) on foreign currency translation	(44)	—	(44)
Net change in unrealized appreciation (depreciation) on investment transactions	$(10,867)	$4,644	$(15,511)

During the year ended September 30, 2020, we had a net realized loss on investment transactions of $1.0 million primarily due to realized loss on investment transactions. For the year ended September 30, 2019, we had a net realized gain on investment transactions of $0.2 million primarily due to realized gains on foreign currency transactions.

For the year ended September 30, 2020, we had $7.3 million in unrealized appreciation on 93 portfolio company investments, which was offset by $17.9 million in unrealized depreciation on 120 portfolio company investments. Unrealized appreciation for the year ended September 30, 2020 primarily resulted from better than expected performance of our portfolio companies and credit market conditions beginning to recover. Unrealized depreciation for the year ended September 30, 2020 primarily resulted from decreases in the fair value in many of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact and increases in the spread between the yields realized on risk-free and higher risk securities.

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

For the year ended September 30, 2020, we recognized unrealized depreciation on forward currency contracts of $0.2 million, which was comprised of unfavorable movements in currency rates for four open forward currency contracts. For the year ended September 30, 2019, we recognized unrealized appreciation of $0.2 million, which was comprised of favorable movements in currency rates for two open forward currency contracts, partially offset by unfavorable movement in currency rate for one open forward currency contract. See Note 6 in the notes to the consolidated financial statements for details of open positions on forward currency contracts.

Liquidity and Capital Resources

For the year ended September 30, 2020, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $4.5 million. During the period we used $242.8 million in operating activities, primarily as a result of fundings of portfolio investments of $403.3 million, partially offset by proceeds from principal payments and sales of portfolio investments of $127.7 million. During the same period, cash provided by financing activities was $247.3 million, primarily driven by borrowings on debt of $595.2 million, proceeds from short-term borrowings of $21.3 million and proceeds from the issuance of common stock of $172.4 million that were partially offset by repayments of debt of $485.1 million, repayments on short-term borrowings of $37.7 million and distributions paid of $18.2 million.

For the year ended September 30, 2019, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $16.3 million. During the period we used $450.3 million in operating activities, primarily as a result of fundings of portfolio investments of $486.4 million. During the same period, cash provided by financing activities was $466.5 million, primarily driven by borrowings on debt of $856.5 million, proceeds from short-term borrowings of $27.6 million and proceeds from the issuance of common shares of $249.0 million that were partially offset by repayments of debt of $644.4 million, repayments on short-term borrowings of $11.1 million and distributions paid of $9.2 million.

As of September 30, 2020 and 2019, we had cash and cash equivalents of $11.9 million and $2.4 million, respectively. In addition, as of September 30, 2020 and 2019, we had foreign currencies of $0.1 million and $0.1 million, respectively, restricted cash and cash equivalents of $12.4 million and $17.4 million, respectively, and restricted foreign currencies of less than $0.1 million and $0, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on our credit facilities and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of September 30, 2020 and 2019, we had investor capital subscriptions totaling $921.8 million and $527.5 million, respectively, of which $507.4 million and $334.9 million, respectively, had been called and contributed, leaving $414.4 million and $192.6 million of uncalled investor capital subscriptions, respectively.

This "Liquidity and Capital Resources" section should be read in conjunction with the "COVID-19 Pandemic" section above.

Revolving Credit Facilities

SB Revolver - On February 4, 2019, we entered into the SB Revolver with Signature Bank, which initially allowed us to borrow up to $175.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. On April 8, 2019, we entered into an amendment which increased the borrowing capacity under the SB Revolver to $225.0 million. On February 7, 2020, we entered into an amendment which increased the borrowing capacity under the SB Revolver to $275.0 million and through April 7, 2020, increased the borrowing base against which we may borrow. As of September 30, 2020 and 2019, we had $230.5 million and $144.4 million outstanding, respectively, under the SB Revolver. As of September 30, 2020 and 2019, subject to leverage and borrowing base restrictions, we had approximately $44.5 million and $80.6 million of remaining commitments, respectively, and $44.5 million and

$0 of availability on the SB Revolver. We anticipate entering into an amendment with Signature Bank to extend the maturity date of the SB Revolver by up to two years after the original maturity date.

DB Credit Facility - On September 10, 2019, we entered into the DB Credit Facility. As of September 30, 2020 and 2019, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $250.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2020 and 2019, we had $150.3 million and $122.7 million outstanding under the DB Credit Facility, respectively. As of September 30, 2020 and 2019, subject to leverage and borrowing base restrictions, we had approximately $99.7 million and $127.3 million of remaining commitments, respectively, and $99.7 million and less than $1.0 million of availability on the DB Credit Facility, respectively.

Adviser Revolver - As of September 30, 2020 and 2019, we were permitted to borrow up to $40.0 million and $125.0 million, respectively, at any one time outstanding under the Adviser Revolver. On October 28, 2019, we entered into an amendment to the Adviser Revolver, which decreased the borrowing capacity from $125.0 million to $40.0 million. As of September 30, 2020 and 2019, we had $0 and $3.5 million, respectively, outstanding under the Adviser Revolver.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of September 30, 2020, our asset coverage for borrowed amounts was 238.7%.

As of September 30, 2020, we had outstanding commitments to fund investments totaling $92.1 million, including $9.7 million of commitments on undrawn revolvers. As of September 30, 2019, we had outstanding commitments to fund investments totaling $107.2 million. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2020 and 2019, respectively, subject to the terms of each loan’s respective credit agreement. As of September 30, 2020, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our SB Revolver, DB Credit Facility and Adviser Revolver, ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2020 and 2019, we had investments in 147 and 118 portfolio companies, respectively, with a total fair value of $886.9 million and $617.0 million, respectively.

The following table shows the asset mix of our new investment commitments for the years ended September 30, 2020 and 2019:

	Years ended September 30,
	2020		2019
	New Commitments	Percentage of Commitments	New Commitments	Percentage of Commitments
Senior secured	$86,966	20.4%	$110,442	20.0%
One stop	336,876	79.0	433,358	78.5
Second lien	—	—	3,712	0.7
Subordinated debt	55	0.0*	10	0.0*
Equity	2,563	0.6	4,366	0.8
Total new investment commitments	$426,460	100.0%	$551,888	100.0%

* Represents an amount less than 0.1%

Due to a significant drop in merger and acquisition activity as a result of the market conditions brought on by COVID-19, new commitments decreased from the year ended September 30, 2019 to the year ended September 30, 2020.
For the years ended September 30, 2020 and 2019, we had approximately $127.7 million and $21.1 million, respectively, in proceeds from principal payments and sales of equity investments in portfolio companies.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2020 (1)			As of September 30, 2019(2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost		Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$178,191	$176,117	$175,635	$97,133	$95,943		$96,765
Non-accrual(3)	—	—	—	—	—		—
One stop:
Performing	710,463	701,468	695,156	511,850	505,134		509,530
Non-accrual(3)	—	—	—	—	—		—
Second lien:
Performing	4,806	4,734	4,805	3,898	3,811		3,898
Non-accrual(3)	—	—	—	—	—		—
Subordinated debt:
Performing	37	36	46	2	0	*	2
Non-accrual(3)	—	—	—	—	—		—
Equity	N/A	9,140	11,209	N/A	6,115		6,794
Total	$893,497	$891,495	$886,851	$612,883	$611,003		$616,989

* Represents less than $1,000.
(1)As of September 30, 2020, $74.9 million and $73.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
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

As of September 30, 2020 and 2019, we had no loans on non-accrual status. As of September 30, 2020 and 2019, the fair value of our debt investments as a percentage of the outstanding principal value was 98.0% and 99.6%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated for the years ended September 30, 2020 and 2019:

	For the year ended September 30,
	2020	2019
Weighted average rate of new investment fundings	7.5%	7.8%
Weighted average spread over LIBOR of new floating rate investment fundings	5.5%	5.6%
Weighted average fees of new investment fundings	1.6%	1.5%
Weighted average rate of sales and payoffs of portfolio investments	7.3%	8.2%
As of September 30, 2020 and 2019, 86.6% and 81.7%, respectively, of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2020 and 2019, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $34.5 million and $29.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2020 and 2019:

	As of September 30, 2020		As of September 30, 2019
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$19,794	2.2%	$1,949	0.3%
4	758,379	85.6	605,050	98.1
3	108,572	12.2	9,990	1.6
2	106	0.0*	—	—
1	—	—	—	—
Total	$886,851	100.0%	$616,989	100.0%

* Represents an amount less than 0.1%

Contractual Obligations and Off-Balance Sheet Arrangements

A summary of our significant contractual payment obligations as of September 30, 2020 is as follows:

	Payments Due by Period (In Thousands)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$230,484	$230,484	$—	$—	$—
DB Credit Facility	150,307	—	150,307	—	—
Unfunded commitments (1)	92,118	92,118	—	—	—
Total contractual obligations	$472,909	$322,602	$150,307	$—	$—

(1)Unfunded commitments represent unfunded commitments to fund investments as of September 30, 2020. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of September 30, 2020, subject to the terms of each loan’s respective credit agreement. The unfunded commitments amount does not include $109.4 million of commitments as of September 30, 2020 for GBDC 3 Senior Loan Fund LLC, which is described in Note 5 in the notes to our consolidated financial statements.
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2020, we had outstanding commitments to fund investments totaling $92.1 million, including $9.7 million of commitments on undrawn revolvers.

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
•Golub Capital LLC provides, and other affiliates of Golub Capital have historically provided, us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
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
•As of September 30, 2020, GCOP LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $23.0 million. As of September 30, 2020, we have issued 625,862.114 shares of our common stock to GCOP LLC in exchange for aggregate capital contributions totaling $8.7 million and we have also issued 45,641.400 shares to GCOP LLC through the DRIP.
•As of September 30, 2020, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by GC Advisors, had an aggregate commitment to us of $27.5 million. As of September 30, 2020, we have issued 1,834,523.315 shares of our common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27.5 million.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2020 and 2019. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2020 and 2019, with the exception of money market funds included in cash and cash equivalents and restrictive cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of September 30, 2020 and 2019, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the years ended September 30, 2020 and 2019, we did not incur any U.S federal excise tax.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also generally subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2020 and September 30, 2019, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01%. In addition, the SB Revolver has a floating interest rate provision based on the one-month, two-month, or three-month LIBOR + 1.50%, the DB Credit Facility has a floating interest rate provision equal to three-month LIBOR + 2.00% and the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

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

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2020 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(285)	$(952)	$667
Up 50 basis points	570	1,904	(1,334)
Up 100 basis points	8,766	3,808	4,958
Up 150 basis points	13,150	5,712	7,438
Up 200 basis points	17,663	7,616	10,047

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2020, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SB Revolver, DB Credit Facility, the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of Golub Capital BDC 3, Inc. (“GBDC,” and collectively with its subsidiaries, the “Company,” “we,” “us,” “our” and “Golub Capital BDC 3”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.
Golub Capital BDC 3’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Golub Capital BDC 3, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Golub Capital BDC 3’s internal control over financial reporting as of September 30, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2020, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC 3, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital BDC 3, Inc. and Subsidiaries (the Company), including the consolidated schedules of investments as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2020 and 2019, by correspondence with the trustees or the underlying investee or broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Chicago, Illinois
December 14, 2020

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2020	September 30, 2019

Assets
Investments, at fair value (amortized cost of $891,495 and $611,003, respectively)	$886,851	$616,989
Cash and cash equivalents	11,913	2,413
Foreign currencies (cost of $139 and $130, respectively)	139	130
Restricted cash and cash equivalents	12,415	17,374
Restricted foreign currencies (cost of $46 and $0, respectively)	46	—
Cash collateral held at broker for forward currency contracts	450	450
Unrealized appreciation on forward currency contracts	48	240
Interest receivable	3,134	2,226
Receivable from investments sold	64	—
Capital call receivable	10	16
Other assets	46	102
Total Assets	$915,116	$639,940
Liabilities
Debt	$380,791	$270,644
Less unamortized debt issuance costs	1,191	1,770
Debt less unamortized debt issuance costs	379,600	268,874
Other short-term borrowings (proceeds of $0 and $16,366, respectively)	—	16,366
Interest payable	1,160	881
Distributions payable	—	6,441
Management and incentive fees payable	3,889	3,316
Accounts payable and accrued expenses	850	630
Accrued trustee fees	—	12
Total Liabilities	385,499	296,520
Commitments and Contingencies (Note 10)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2020 and September 30, 2019	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 35,388,849.466 and 22,894,689.911 shares issued and outstanding as of September 30, 2020 and September 30, 2019, respectively	35	23
Paid in capital in excess of par	529,938	343,396
Distributable earnings (losses)	(356)	1
Total Net Assets	529,617	343,420
Total Liabilities and Total Net Assets	$915,116	$639,940
Number of common shares outstanding	35,388,849.466	22,894,689.911
Net asset value per common share	$14.97	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Operations
(In thousands, except share and per share data)

	Years ended September 30,
	2020	2019	2018
Investment income
Interest income	$63,254	$31,113	$4,867
Dividend income	4	102	—
Fee income	510	347	132
Total investment income	63,768	31,562	4,999
Expenses
Interest and other debt financing expenses	12,307	6,703	762
Base management fee	11,077	4,861	704
Incentive fee	4,188	4,261	663
Professional fees	988	823	690
Administrative service fee	1,214	551	87
General and administrative expenses	223	102	44
Total expenses	29,997	17,301	2,950
Base management fee waived (Note 4)	(3,021)	(1,326)	(192)
Incentive fee waived (Note 4)	(587)	(806)	(134)
Professional fees waived	—	—	(112)
Net expenses	26,389	15,169	2,512
Net investment income	37,379	16,393	2,487
Excise tax	—	—	1
Net investment income - after excise tax	37,379	16,393	2,486
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	(993)	4	—
Foreign currency transactions	27	197	—
Net realized gain (loss) on investment transactions	(966)	201	—
Net change in unrealized appreciation (depreciation) from:
Investments	(10,631)	4,404	1,582
Forward currency contracts	(192)	240	—
Translation of assets and liabilities in foreign currencies	(44)	—	—
Net change in unrealized appreciation (depreciation) on investment transactions	(10,867)	4,644	1,582
Net gain (loss) on investment transactions	(11,833)	4,845	1,582
Net increase (decrease) in net assets resulting from operations	$25,546	$21,238	$4,068
Per Common Share Data
Basic and diluted earnings (loss) per common share	$0.83	$1.54	$1.69
Basic and diluted weighted average common shares outstanding	30,664,150	13,815,588	2,401,151

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2017	700.000	$—	$10	$—	$10
Issuance of common stock	5,727,473.338	6	85,906	—	85,912
Net increase in net assets resulting from operations:
Net investment income	—	—	—	2,486	2,486
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	1,582	1,582
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	86,829.295	—	1,303	—	1,303
Distributions from distributable earnings (losses)	—	—	—	(2,508)	(2,508)
Distributions declared and payable	—	—	—	(1,560)	(1,560)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(1)	1	—
Total increase (decrease) for the year ended September 30, 2018	5,814,302.633	6	87,208	1	87,215
Balance at September 30, 2018	5,815,002.633	$6	$87,218	$1	$87,225
Issuance of common stock	16,599,551.784	17	248,977	—	248,994
Net increase in net assets resulting from operations:
Net investment income	—	—	—	16,393	16,393
Net realized gain (loss) on investment transactions	—	—	—	201	201
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	4,644	4,644
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	480,135.494	—	7,201	—	7,201
Distributions from distributable earnings (losses)	—	—	—	(14,797)	(14,797)
Distributions declared and payable	—	—	—	(6,441)	(6,441)
Total increase (decrease) for the year ended September 30, 2019	17,079,687.278	17	256,178	—	256,195
Balance at September 30, 2019	22,894,689.911	$23	$343,396	$1	$343,420
Issuance of common stock	11,535,388.193	11	172,427	—	172,438
Net increase in net assets resulting from operations:
Net investment income	—	—	—	37,379	37,379
Net realized gain (loss) on investment transactions	—	—	—	(966)	(966)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(10,867)	(10,867)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	958,771.362	1	14,115	—	14,116
Distributions from distributable earnings (losses)	—	—	—	(25,903)	(25,903)
Total increase (decrease) for the year ended September 30, 2020	12,494,159.555	12	186,542	(357)	186,197
Balance at September 30, 2020	35,388,849.466	$35	$529,938	$(356)	$529,617

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended September 30,
	2020	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$25,546	$21,238	$4,068
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Amortization of deferred debt issuance costs	1,192	712	95
Accretion of discounts and amortization of premiums	(3,327)	(1,348)	(318)
Net realized (gain) loss on investments	993	(4)	—
Net realized (gain) loss on foreign currency transactions	(27)	(197)	—
Net change in unrealized (appreciation) depreciation on investments	10,631	(4,404)	(1,582)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	44	—	—
Net change in unrealized (appreciation) depreciation on forward currency contracts	192	(240)	—
Proceeds from (fundings of) revolving loans, net	(808)	(1,968)	(309)
Fundings of investments	(403,323)	(486,387)	(150,025)
Proceeds from principal payments and sales of portfolio investments	127,718	21,115	8,582
PIK interest	(1,746)	(334)	(7)
Changes in operating assets and liabilities:
Cash collateral held at broker for forward currency contracts	—	(450)	—
Interest receivable	(908)	(1,734)	(492)
Receivable from investments sold	(64)	—	—
Other assets	56	94	(41)
Interest payable	279	745	136
Management and incentive fees payable	573	2,587	729
Accounts payable and accrued expenses	220	298	177
Accrued trustee fees	(12)	1	11
Net cash (used in) provided by operating activities	(242,771)	(450,276)	(138,976)
Cash flows from financing activities
Borrowings on debt	595,249	856,533	214,500
Repayments of debt	(485,148)	(644,389)	(156,000)
Proceeds from other short-term borrowings	21,267	27,619	—
Repayments on other short-term borrowings	(37,664)	(11,065)	—
Capitalized debt issuance costs	(613)	(1,989)	(588)
Proceeds from issuance of common shares	172,444	248,978	85,912
Distributions paid	(18,228)	(9,156)	(1,205)
Net cash provided by (used in) financing activities	247,307	466,531	142,619
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	4,536	16,255	3,643
Effect of foreign currency exchange rates	60	9	—
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	19,917	3,653	10
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$24,513	$19,917	$3,653
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,836	$5,246	$531
Taxes, including excise tax, paid during the period	—	—	1
Distributions declared during the period	25,903	21,238	4,068
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$(6)	$16	$—
Stock issued in connection with dividend reinvestment plan	14,116	7,201	1,303
Change in distributions payable	(6,441)	4,881	1,560

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	Years ended September 30,
	2020	2019
Cash and cash equivalents	$11,913	$2,413
Foreign currencies (cost of $139 and $130, respectively)	139	130
Restricted cash and cash equivalents	12,415	17,374
Restricted foreign currencies (cost of $46 and $0, respectively)	46	—
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$24,513	$19,917

See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Airlines
Aurora Lux Finco S.A.R.L.(7)(12)	One stop	L + 6.00%	(c)	7.00%	12/2026	$7,800	$7,626	1.3%	$7,020
Auto Components
Power Stop, LLC	Senior loan	L + 4.50%	(a)	4.65%	10/2025	668	666	0.1	655
Automobiles
Grease Monkey International, LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2022	960	954	0.2	960
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2022	350	347	0.1	350
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2022	178	177	—	178
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2022	161	160	—	161
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2022	147	146	—	147
Grease Monkey International, LLC#(5)	Senior loan	L + 5.00%		N/A(6)	11/2022	—	(1)	—	—
Grease Monkey International, LLC#(5)	Senior loan	L + 5.00%		N/A(6)	11/2022	—	(1)	—	—
JHCC Holdings LLC	One stop	L + 5.50%	(c)	6.50%	09/2025	3,004	2,980	0.6	3,004
JHCC Holdings LLC#	One stop	L + 5.50%	(c)	6.50%	09/2025	1,331	1,289	0.2	1,331
JHCC Holdings LLC#	One stop	P + 4.50%	(c)(f)	7.55%	09/2025	31	30	—	31
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(d)	7.50%	04/2023	1,677	1,667	0.3	1,677
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(c)(d)	7.50%	04/2023	816	811	0.2	816
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(d)	7.50%	04/2023	713	708	0.1	713
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(d)	7.50%	04/2023	476	473	0.1	476
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(d)	7.50%	04/2023	388	385	0.1	388
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%		N/A(6)	04/2023	—	—	—	—
						10,232	10,125	1.9	10,232
Beverages
Fintech Midco, LLC	One stop	L + 5.00%	(a)	6.00%	08/2024	4,884	4,853	0.9	4,738
Fintech Midco, LLC#	One stop	L + 5.00%	(a)	6.00%	08/2024	440	437	0.1	427
Fintech Midco, LLC#(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	(3)
						5,324	5,289	1.0	5,162
Biotechnology
BIO18 Borrower, LLC	One stop	L + 5.25%	(c)	6.25%	11/2024	1,754	1,739	0.4	1,754
BIO18 Borrower, LLC#	One stop	L + 5.25%	(c)	6.25%	11/2024	1,631	1,616	0.3	1,631
BIO18 Borrower, LLC#	One stop	L + 5.25%	(c)	6.25%	11/2024	105	104	—	105
BIO18 Borrower, LLC#(5)	One stop	L + 5.25%		N/A(6)	11/2024	—	(3)	—	—
						3,490	3,456	0.7	3,490
Chemicals
Inhance Technologies Holdings LLC	One stop	L + 6.00%	(c)	7.00%	07/2024	2,485	2,466	0.5	2,349
Inhance Technologies Holdings LLC#	One stop	L + 6.00%	(c)	7.00%	07/2024	751	747	0.1	710
Inhance Technologies Holdings LLC#	One stop	L + 6.00%	(c)	7.00%	07/2024	40	39	—	34
						3,276	3,252	0.6	3,093
Commercial Services & Supplies
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)(c)	6.75%	02/2024	8,334	8,253	1.6	8,334
Bazaarvoice, Inc.#	One stop	L + 5.75%	(c)	6.75%	02/2024	150	147	0.1	150
MSHC, Inc.#	Senior loan	L + 4.25%	(a)(f)	5.25%	12/2024	131	131	—	131

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies - (continued)
MSHC, Inc.	Senior loan	L + 4.25%	(c)(f)	5.25%	12/2024	$23	$23	—%	$23
PT Intermediate Holdings III, LLC	One stop	L + 5.50%	(c)	6.50%	10/2025	23,229	22,924	4.1	21,835
						31,867	31,478	5.8	30,473
Containers and Packaging
AmerCareRoyal LLC	Senior loan	L + 5.00%	(a)	6.00%	11/2025	2,819	2,795	0.5	2,763
AmerCareRoyal LLC(7)	Senior loan	L + 5.00%	(a)	6.00%	11/2025	522	518	0.1	512
Fortis Solutions Group LLC	Senior loan	L + 5.00%	(a)	6.00%	12/2023	538	534	0.1	538
Fortis Solutions Group LLC	Senior loan	L + 5.00%	(a)	6.00%	12/2023	214	213	0.1	214
Fortis Solutions Group LLC	Senior loan	L + 5.00%	(a)	6.00%	12/2023	206	204	—	206
Fortis Solutions Group LLC#	Senior loan	L + 5.00%		N/A(6)	12/2023	—	—	—	—
						4,299	4,264	0.8	4,233
Diversified Consumer Services
EWC Growth Partners LLC#	One stop	L + 5.50%	(c)	6.50%	03/2026	442	423	0.1	385
EWC Growth Partners LLC	One stop	L + 5.50%	(c)	6.50%	03/2026	62	61	—	54
EWC Growth Partners LLC#	One stop	L + 5.50%	(c)	6.50%	03/2026	18	18	—	15
Learn-it Systems, LLC	Senior loan	L + 5.00%	(c)	5.00% cash/0.50% PIK	03/2025	758	748	0.1	743
Learn-it Systems, LLC#	Senior loan	L + 5.00%	(c)	5.00% cash/0.50% PIK	03/2025	145	138	—	142
Learn-it Systems, LLC#	Senior loan	L + 5.00%	(c)	N/A(6)	03/2025	—	—	—	—
Litera Bidco LLC	One stop	L + 5.25%	(a)	6.25%	05/2026	620	614	0.1	620
Litera Bidco LLC#	One stop	L + 5.25%	(a)	6.25%	05/2026	278	275	0.1	278
Litera Bidco LLC#	One stop	L + 5.25%	(a)	6.25%	05/2026	278	278	0.1	278
Litera Bidco LLC#	One stop	L + 5.25%	(a)	6.25%	05/2025	8	7	—	8
						2,609	2,562	0.5	2,523
Diversified Financial Services
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	4.72%	03/2026	6,380	6,330	1.2	6,380
Institutional Shareholder Services#	Senior loan	L + 4.50%	(c)	4.72%	03/2024	75	74	—	75
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	7,513	7,405	1.4	7,362
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	3,427	3,372	0.7	3,427
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	1,732	1,697	0.3	1,697
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	735	730	0.1	721
Sovos Compliance#	Second lien	N/A		12.00% PIK	04/2025	523	513	0.1	523
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	505	497	0.1	495
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	328	318	0.1	322
Sovos Compliance#(5)	One stop	L + 4.75%		N/A(6)	04/2024	—	(1)	—	(2)
Sovos Compliance#(5)	One stop	L + 4.75%		N/A(6)	04/2024	—	(9)	—	(9)
						21,218	20,926	4.0	20,991
Electronic Equipment, Instruments and Components
ES Acquisition LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2025	15,818	15,682	3.0	15,788
ES Acquisition, LLC#	Senior loan	L + 5.50%	(c)	6.50%	11/2025	1,923	1,860	0.4	1,962
ES Acquisition, LLC#	Senior loan	L + 5.00%	(d)	6.22%	11/2025	1,116	1,106	0.2	1,114
ES Acquisition LLC#	Second lien	L + 5.00%	(c)	6.00%	11/2025	856	849	0.1	855
ES Acquisition LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2025	101	99	—	101
ES Acquisition LLC#(5)	Senior loan	L + 5.00%		N/A(6)	11/2025	—	(29)	—	(6)
						19,814	19,567	3.7	19,814
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Captain D's, LLC	Senior loan	L + 4.50%	(c)	5.50%	12/2023	$1,217	$1,207	0.2%	$1,217
Captain D's, LLC#	Senior loan	L + 4.50%	(c)	5.50%	12/2023	61	60	—	61
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	557	553	0.1	557
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	285	284	0.1	285
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	224	223	—	224
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	220	219	—	220
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	108	108	—	108
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	108	108	—	108
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	53	53	—	53
Mendocino Farms, LLC#(5)	One stop	L + 8.50%		N/A(6)	06/2023	—	(11)	—	—
Ruby Slipper Cafe LLC, The#	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	333	331	0.1	293
Ruby Slipper Cafe LLC, The#	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	117	116	—	103
Ruby Slipper Cafe LLC, The#	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	20	20	—	18
Wood Fired Holding Corp.	One stop	L + 7.75%	(c)	6.75% cash/2.00% PIK	12/2023	3,169	3,148	0.6	2,914
Wood Fired Holding Corp.#	One stop	L + 7.75%	(c)	6.75% cash/2.00% PIK	12/2023	284	283	0.1	261
Wood Fired Holding Corp.#	One stop	L + 7.75%	(c)	6.75% cash/2.00% PIK	12/2023	100	99	—	92
						6,856	6,801	1.2	6,514
Food Products
Flavor Producers, LLC	Senior loan	L + 5.75%	(c)	5.75% cash/1.00% PIK	12/2023	439	434	0.1	403
Flavor Producers, LLC#	Senior loan	L + 5.75%	(c)	5.75% cash/1.00% PIK	12/2022	2	1	—	—
						441	435	0.1	403

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.	One stop	L + 8.50%	(a)	9.50%	02/2024	$1,261	$1,251	0.2%	$1,261
Connexin Software, Inc.#	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
HealthEdge Software, Inc.#	One stop	L + 6.25%	(a)	7.25%	04/2026	2,232	2,197	0.4	2,232
HealthEdge Software, Inc.	One stop	L + 6.25%	(a)	7.25%	04/2026	1,559	1,527	0.3	1,559
HealthEdge Software, Inc.#(5)	One stop	L + 6.25%		N/A(6)	04/2026	—	(1)	—	—
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(c)	6.75%	08/2026	1,540	1,508	0.3	1,525
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%	(c)	6.75%	08/2026	311	307	0.1	308
HSI Halo Acquisition, Inc.#	One stop	P + 4.75%	(f)	8.00%	09/2025	21	20	—	21
Imprivata, Inc.	Senior loan	L + 4.00%	(c)	5.00%	10/2023	805	800	0.1	805
Imprivata, Inc.#(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(1)	—	—
Nextech Holdings, LLC	One stop	L + 5.50%	(c)	5.76%	06/2025	17,851	17,711	3.2	17,137
Nextech Holdings, LLC#	One stop	L + 5.50%	(c)	5.76%	06/2025	724	718	0.1	695
Nextech Holdings, LLC#	One stop	L + 5.50%	(c)	5.76%	06/2025	250	248	—	238
Nextech Holdings, LLC#(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(1)	—	(6)
Qgenda Intermediate Holdings, LLC	One stop	L + 4.75%	(c)	5.75%	06/2025	5,090	5,049	1.0	5,090
Qgenda Intermediate Holdings, LLC	One stop	L + 4.75%	(c)	5.75%	06/2025	2,462	2,442	0.5	2,462
Qgenda Intermediate Holdings, LLC#(5)	One stop	L + 4.75%		N/A(6)	06/2025	—	(1)	—	—
Caliper Software, Inc.	One stop	L + 5.50%	(c)	5.72%	11/2025	7,212	7,138	1.3	6,916
Caliper Software, Inc.	One stop	L + 6.00%	(c)	6.23%	11/2025	393	384	0.1	385
Caliper Software, Inc.#(5)	One stop	L + 5.50%		N/A(6)	11/2023	—	(2)	—	(5)
Transaction Data Systems, Inc.	One stop	L + 5.25%	(c)	6.25%	06/2021	13,657	13,642	2.6	13,521
Transaction Data Systems, Inc.#	One stop	L + 5.25%	(c)	6.25%	06/2021	28	28	—	28
						55,396	54,964	10.2	54,172
Healthcare Equipment and Supplies
Aspen Medical Products, LLC	One stop	L + 5.25%	(c)	6.45%	06/2025	1,033	1,024	0.2	1,022
Aspen Medical Products, LLC#	One stop	L + 5.25%		N/A(6)	06/2025	—	—	—	—
Belmont Instrument, LLC	Senior loan	L + 4.75%	(c)	4.97%	12/2023	1,784	1,769	0.3	1,784
Blades Buyer, Inc.	Senior loan	L + 4.50%	(c)	5.50%	08/2025	787	782	0.2	787
Blades Buyer, Inc.#	Senior loan	L + 4.50%	(d)	5.50%	08/2025	391	388	0.1	391
Blades Buyer, Inc.#	Senior loan	L + 4.50%		N/A(6)	08/2025	—	—	—	—
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)	5.15%	07/2026	5,488	5,443	1.0	5,488
Blue River Pet Care, LLC#	One stop	L + 5.00%	(a)	5.15%	07/2026	1,102	1,067	0.2	1,102
Blue River Pet Care, LLC#(5)	One stop	L + 5.00%		N/A(6)	08/2025	—	(2)	—	—
CMI Parent Inc.	Senior loan	L + 4.25%	(c)	5.25%	08/2025	14,504	14,387	2.7	14,068
CMI Parent Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(1)	—	(5)
ONsite Mammography, LLC	One stop	L + 7.00%	(c)	8.00%	11/2023	669	664	0.1	656
ONsite Mammography, LLC#	One stop	L + 7.00%	(c)	8.00%	11/2023	50	50	—	49
ONsite Mammography, LLC#	One stop	L + 7.00%	(c)	8.00%	11/2023	49	47	—	48
						25,857	25,618	4.8	25,390

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
CRH Healthcare Purchaser, Inc.	Senior loan	L + 4.50%	(c)	4.72%	12/2024	$2,371	$2,354	0.5%	$2,371
CRH Healthcare Purchaser, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
CRH Healthcare Purchaser, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(12)	—	—
Elite Dental Partners LLC#	One stop	L + 5.25%	(c)	2.00% cash/4.25% PIK	06/2023	1,736	1,709	0.3	1,684
Elite Dental Partners LLC#	One stop	L + 5.25%		N/A(6)	06/2023	—	—	—	—
Encorevet Group LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2024	4,052	4,018	0.8	4,052
Encorevet Group LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2024	1,819	1,819	0.3	1,819
Encorevet Group LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2024	940	932	0.2	940
Encorevet Group LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2024	162	162	—	162
Encorevet Group LLC#	Senior loan	L + 5.00%		N/A(6)	11/2024	—	—	—	—
Encorevet Group LLC#(5)	Senior loan	L + 5.00%		N/A(6)	11/2024	—	(9)	—	—
ERG Buyer, LLC	One stop	L + 5.50%	(c)	6.50%	05/2024	2,290	2,269	0.3	1,832
ERG Buyer, LLC#	One stop	P + 4.50%	(f)	7.75%	05/2024	150	149	—	120
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	7.25%	05/2023	3,798	3,721	0.7	3,608
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	7.25%	05/2023	1,131	1,128	0.2	1,074
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(7)(8)(13)	One stop	L + 5.50%	(j)	6.01%	03/2027	1,420	1,382	0.3	1,349
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(7)(8)(13)	One stop	L + 5.50%	(j)	6.06%	03/2027	799	792	0.2	763
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(7)(13)	One stop	L + 5.50%	(c)	6.50%	03/2027	296	281	0.1	272
Krueger-Gilbert Health Physics, LLC#	Senior loan	L + 5.25%	(a)	6.25%	05/2025	476	472	0.1	476
Krueger-Gilbert Health Physics, LLC#	Senior loan	L + 5.25%	(a)	6.25%	05/2025	393	384	0.1	393
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(a)	6.25%	05/2025	128	127	—	128
Krueger-Gilbert Health Physics, LLC#	Senior loan	L + 5.25%	(a)	6.25%	05/2025	25	25	—	25
MD Now Holdings, Inc.	One stop	L + 5.25%	(c)	6.25%	08/2024	2,898	2,879	0.5	2,840
MD Now Holdings, Inc.#	One stop	L + 5.25%	(c)	6.25%	08/2024	242	241	0.1	237
MD Now Holdings, Inc.#(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	(3)
Midwest Veterinary Partners, LLC#	One stop	L + 5.75%	(c)(d)	6.75%	07/2025	3,187	3,162	0.6	3,148
Midwest Veterinary Partners, LLC#	One stop	L + 6.50%	(c)	7.50%	07/2025	1,129	1,055	0.2	1,065
Midwest Veterinary Partners, LLC#	One stop	L + 5.75%	(c)	6.75%	07/2025	793	787	0.2	783
Midwest Veterinary Partners, LLC	One stop	L + 5.75%	(c)	6.75%	07/2025	248	245	—	244
Midwest Veterinary Partners, LLC#	One stop	P + 4.75%	(c)(f)	8.00%	07/2025	100	99	—	99
NVA Holdings, Inc.	Senior loan	L + 3.50%	(a)	3.69%	02/2026	989	980	0.2	989
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	5.75%	10/2023	1,613	1,603	0.3	1,613
Summit Behavioral Healthcare, LLC#	Senior loan	L + 4.75%	(c)	5.75%	10/2023	80	79	—	80
Summit Behavioral Healthcare, LLC#	Senior loan	L + 4.75%	(c)	5.75%	10/2023	63	63	—	63
Veterinary Specialists of North America, LLC	Senior loan	L + 4.50%	(a)	4.65%	04/2025	16,925	16,798	3.2	16,925
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.50%	(a)	4.65%	04/2025	4,401	4,363	0.8	4,401
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.50%	(a)	4.65%	04/2025	1,231	1,222	0.2	1,231
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.50%	(a)	4.65%	04/2025	620	615	0.1	620
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.50%	(a)	4.65%	04/2025	500	496	0.1	500
						57,005	56,388	10.6	55,903
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
BJH Holdings III Corp.	One stop	L + 5.50%	(c)	6.50%	08/2025	$19,206	$18,942	3.6%	$19,206
BJH Holdings III Corp.#(5)	One stop	L + 5.50%		N/A(6)	08/2025	—	(7)	—	—
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(a)	5.25%	07/2025	316	313	0.1	290
CR Fitness Holdings, LLC#	Senior loan	L + 4.25%	(a)	5.25%	07/2025	105	103	—	79
CR Fitness Holdings, LLC#	Senior loan	L + 4.25%	(a)(c)	5.25%	07/2025	37	37	—	34
Davidson Hotel Company, LLC	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	1,729	1,710	0.2	1,210
Davidson Hotel Company, LLC#	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	421	419	0.1	295
Davidson Hotel Company, LLC#(5)	One stop	L + 6.75%		N/A(6)	07/2024	—	(1)	—	(15)
Davidson Hotel Company, LLC#(5)	One stop	L + 6.75%		N/A(6)	07/2024	—	(8)	—	—
EOS Fitness Opco Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	01/2025	1,738	1,725	0.3	1,599
EOS Fitness Opco Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	01/2025	372	367	0.1	342
EOS Fitness Opco Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	01/2025	60	60	—	55
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	6.25%	07/2025	13,943	13,775	2.4	12,549
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.25%	07/2025	3,636	3,599	0.6	3,273
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.25%	07/2025	1,974	1,946	0.3	1,777
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.25%	07/2025	100	99	—	90
SSRG Holdings, LLC	One stop	L + 5.25%	(a)	6.25%	11/2025	6,416	6,361	1.2	6,224
SSRG Holdings, LLC#	One stop	L + 5.25%	(a)(c)	6.25%	11/2025	75	74	—	73
Sunshine Sub, LLC	One stop	L + 5.25%	(a)	6.25%	05/2024	1,974	1,950	0.4	1,856
Sunshine Sub, LLC#	One stop	L + 5.25%	(a)	6.25%	05/2024	1,932	1,910	0.3	1,817
Sunshine Sub, LLC#	One stop	L + 5.25%	(a)	6.25%	05/2024	10	9	—	4
Tropical Smoothie Cafe Holdings, LLC	Senior loan	L + 5.50%	(a)(c)	6.50%	09/2026	6,905	6,837	1.3	6,836
Tropical Smoothie Cafe Holdings, LLC#(5)	Senior loan	L + 5.50%		N/A(6)	09/2026	—	(1)	—	(1)
Velvet Taco Holdings, Inc.#	One stop	L + 7.00%	(e)	8.00%	03/2026	119	118	—	103
Velvet Taco Holdings, Inc.#	One stop	L + 7.00%		N/A(6)	03/2026	—	—	—	—
Velvet Taco Holdings, Inc.#(5)	One stop	L + 7.00%		N/A(6)	03/2026	—	(13)	—	—
						61,068	60,324	10.9	57,696

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
Groundworks LLC#	Senior loan	L + 7.00%	(a)	8.00%	01/2026	$1,407	$1,392	0.3%	$1,407
Groundworks LLC	Senior loan	L + 7.00%	(a)	8.00%	01/2026	223	221	—	223
Groundworks LLC#	Senior loan	L + 7.00%		N/A(6)	01/2026	—	—	—	—
						1,630	1,613	0.3	1,630
Household Products
WU Holdco, Inc.	One stop	L + 5.25%	(c)	6.25%	03/2026	1,070	1,061	0.2	1,070
WU Holdco, Inc. #	One stop	L + 5.25%	(c)	6.25%	03/2026	164	163	—	164
WU Holdco, Inc. #(5)	One stop	L + 5.25%		N/A(6)	03/2025	—	—	—	(1)
						1,234	1,224	0.2	1,233
Industrial Conglomerates
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%	(c)	4.97%	04/2026	1,435	1,429	0.3	1,406
Arch Global CCT Holdings Corp.#(5)	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	(1)
Arch Global CCT Holdings Corp.#(5)	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	(3)
Madison Safety & Flow LLC	Senior loan	L + 4.50%	(a)	4.66%	03/2025	183	182	—	181
Madison Safety & Flow LLC#	Senior loan	L + 4.50%		N/A(6)	03/2025	—	—	—	—
						1,618	1,611	0.3	1,583
Insurance
High Street Insurance Partners, Inc.#	Senior loan	L + 6.25%	(c)	7.25%	12/2025	346	337	—	337
High Street Insurance Partners, Inc.#(5)	Senior loan	L + 6.25%		N/A(6)	12/2025	—	(3)	—	(3)
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.50%	(c)(d)	6.50%	08/2025	909	903	0.2	890
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(c)	6.50%	08/2025	363	359	0.1	356
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.50%	(c)(d)	6.64%	08/2025	318	317	0.1	312
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.50%	(c)	6.50%	08/2025	192	191	—	189
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.75%		N/A(6)	08/2025	—	—	—	—
J.S. Held Holdings, LLC	One stop	L + 6.00%	(c)	7.00%	07/2025	18,113	17,762	3.4	18,113
J.S. Held Holdings, LLC#	One stop	P + 5.00%	(f)	8.25%	07/2025	26	22	—	26
J.S. Held Holdings, LLC#(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(8)	—	—
Majesco	One stop	L + 7.75%	(c)	8.75%	09/2027	4,902	4,804	0.9	4,829
Majesco#(5)	Senior loan	L + 7.75%		N/A(6)	09/2026	—	(3)	—	(2)
Orchid Underwriters Agency, LLC	Senior loan	L + 4.25%	(c)	5.25%	12/2024	794	789	0.1	794
Orchid Underwriters Agency, LLC#	Senior loan	L + 4.25%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC#(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(3)	—	—
RSC Acquisition, Inc.	One stop	L + 5.50%	(b)(c)	6.50%	10/2026	11,896	11,668	2.2	11,539
RSC Acquisition, Inc.	One stop	L + 5.50%	(c)	6.50%	10/2026	477	457	0.1	462
RSC Acquisition, Inc.#(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(1)	—	(2)
RSC Acquisition, Inc.#(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(11)	—	(17)
RSC Acquisition, Inc.#(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(108)	—	(81)
						38,336	37,472	7.1	37,742
Internet & Catalog Retail
AutoQuotes, LLC	One stop	L + 6.00%	(c)	7.00%	11/2024	2,326	2,310	0.4	2,210
AutoQuotes, LLC#	One stop	L + 6.00%	(c)	7.00%	11/2024	50	50	—	48
						2,376	2,360	0.4	2,258
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services
Acquia, Inc.	One stop	L + 7.00%	(c)	8.00%	10/2025	$1,804	$1,789	0.3%	$1,804
Acquia, Inc.#	One stop	L + 7.00%		N/A(6)	10/2025	—	—	—	—
Appriss Holdings, Inc.	One stop	L + 5.50%	(a)(c)(d)	5.75%	06/2026	8,563	8,427	1.6	8,392
Appriss Holdings, Inc.#	One stop	L + 5.50%	(a)	5.65%	06/2025	101	97	—	97
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	One stop	L + 7.50%	(a)	8.50% cash/1.00% PIK	08/2025	1,707	1,641	0.3	1,672
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.#	One stop	L + 7.50%		N/A(6)	08/2025	—	—	—	—
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.#(5)	One stop	L + 7.50%		N/A(6)	08/2025	—	(1)	—	(1)
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.#(5)	One stop	L + 7.50%		N/A(6)	08/2025	—	(5)	—	(5)
Centrify Corporation	One stop	L + 8.25%	(c)	9.25%	08/2024	5,230	5,179	1.0	5,126
Centrify Corporation#	One stop	P + 7.25%	(f)	10.50%	08/2024	100	99	—	98
E2open, LLC	One stop	L + 5.75%	(c)	6.75%	11/2024	22,712	22,437	4.2	22,258
E2open, LLC#(5)	One stop	L + 5.75%		N/A(6)	11/2024	—	(3)	—	(5)
Episerver, Inc.#(7)(8)	One stop	L + 6.00%	(d)	6.00%	10/2024	4,726	4,684	0.9	4,603
Episerver, Inc.#	One stop	L + 5.75%	(c)(d)	6.75%	10/2024	2,740	2,715	0.5	2,658
Episerver, Inc.#(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	(6)
Infinisource, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2026	10,752	10,659	2.0	10,752
Infinisource, Inc.#	One stop	L + 4.50%	(c)	5.50%	10/2026	2,480	2,436	0.5	2,480
Infinisource, Inc.#	One stop	L + 4.50%	(c)	5.50%	10/2026	1,782	1,767	0.3	1,782
Infinisource, Inc.#(5)	One stop	L + 4.50%		N/A(6)	10/2026	—	(1)	—	—
PCS Intermediate II Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	01/2026	4,919	4,875	0.9	4,919
PCS Intermediate II Holdings, LLC#(5)	One stop	L + 5.50%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC	One stop	L + 5.50%	(c)	6.50%	12/2025	18,699	18,496	3.4	17,951
Recordxtechnologies, LLC#	One stop	L + 5.50%	(c)	6.50%	12/2025	100	98	—	92
Recordxtechnologies, LLC#(5)	One stop	L + 5.50%		N/A(6)	12/2025	—	(21)	—	(98)
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.25%	11/2025	13,574	13,429	2.6	13,574
Red Dawn SEI Buyer, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(3)	—	—
Red Dawn SEI Buyer, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(21)	—	—
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2023	1,606	1,591	0.3	1,606
Velocity Technology Solutions, Inc.#	One stop	L + 6.00%	(c)	7.00%	12/2023	25	24	—	25
						101,620	100,385	18.8	99,774

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	$1,424	$1,415	0.2%	$1,282
WBZ Investment LLC#	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	472	469	0.1	425
WBZ Investment LLC#	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	328	326	0.1	295
WBZ Investment LLC#	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	168	166	—	151
WBZ Investment LLC#	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	40	40	—	35
						2,432	2,416	0.4	2,188
Machinery
Blackbird Purchaser, Inc.	Senior loan	L + 4.25%	(c)(f)	4.47%	04/2026	4,859	4,782	0.9	4,713
Blackbird Purchaser, Inc. #(5)	Senior loan	L + 4.25%		N/A(6)	04/2024	—	(2)	—	(3)
Blackbird Purchaser, Inc. #(5)	Senior loan	L + 4.25%		N/A(6)	04/2026	—	(3)	—	(6)
Chase Industries, Inc.	Senior loan	L + 7.00%	(d)	5.00% cash/1.50% PIK	05/2025	1,956	1,933	0.3	1,560
Chase Industries, Inc.#	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2025	339	335	0.1	270
Chase Industries, Inc.#	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2023	177	176	—	141
						7,331	7,221	1.3	6,675
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.(7)(10)	One stop	L + 5.75%	(c)	6.75%	05/2025	3,736	3,672	0.7	3,550
3ES Innovation, Inc.#(5)(7)(10)	One stop	L + 5.75%		N/A(6)	05/2025	—	(2)	—	(5)
Drilling Info Holdings, Inc.	Senior loan	L + 4.50%	(a)	4.65%	07/2025	12,082	11,786	2.2	11,698
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%	(a)	4.40%	07/2025	9,281	9,190	1.7	8,888
Drilling Info Holdings, Inc.#	Senior loan	L + 4.25%	(a)	4.40%	07/2023	60	59	—	56
Drilling Info Holdings, Inc.#	Senior loan	L + 4.50%	(a)	4.65%	07/2023	52	49	—	49
Drilling Info Holdings, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(4)	—	(19)
Project Power Buyer, LLC	One stop	L + 6.25%	(c)	7.25%	05/2026	3,900	3,855	0.7	3,861
Project Power Buyer, LLC#(5)	One stop	L + 6.25%		N/A(6)	05/2025	—	(1)	—	(1)
						29,111	28,604	5.3	28,077
Paper & Forest Products
Messenger, LLC	One stop	L + 6.50%	(c)(f)	7.50%	08/2023	2,031	2,016	0.4	1,929
Messenger, LLC#(5)	One stop	L + 6.50%		N/A(6)	08/2023	—	—	—	(2)
						2,031	2,016	0.4	1,927
Pharmaceuticals
ACP Ulysses Buyer, Inc.	Senior loan	L + 5.00%	(c)	6.00%	02/2026	4,878	4,834	0.9	4,878

Professional Services
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	6.50%	12/2023	866	860	0.2	866
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	6.50%	12/2023	746	740	0.1	746
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	6.50%	12/2023	111	110	—	111
Net Health Acquisition Corp.#(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(1)	—	—
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	7.00%	11/2023	589	584	0.1	559
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	7.00%	11/2023	512	508	0.1	487
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	7.00%	11/2023	293	292	0.1	278
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	7.00%	11/2023	212	211	—	201
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	7.00%	11/2023	10	9	—	5
Nexus Brands Group, Inc.#(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(1)	—	—
PlanSource Holdings, Inc.	One stop	L + 6.25%	(b)	7.25%	04/2025	2,818	2,794	0.5	2,818
PlanSource Holdings, Inc. #(5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
						6,157	6,105	1.1	6,071

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
Property Brands, Inc.	One stop	L + 5.75%	(c)	6.75%	01/2024	$2,779	$2,760	0.5%	$2,640
Property Brands, Inc.	One stop	L + 5.75%	(c)	6.75%	01/2024	2,596	2,574	0.5	2,466
Property Brands, Inc.	One stop	L + 5.75%	(c)	6.75%	01/2024	1,122	1,115	0.2	1,066
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	01/2024	916	909	0.2	870
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	01/2024	395	392	0.1	375
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	01/2024	336	333	0.1	319
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	01/2024	334	332	0.1	318
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	01/2024	263	262	—	250
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	01/2024	139	138	—	132
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	01/2024	100	99	—	95
Property Brands, Inc.#(5)	One stop	L + 5.75%		N/A(6)	01/2024	—	(6)	—	(49)
MRI Software LLC	One stop	L + 5.50%	(c)	6.50%	02/2026	14,356	14,252	2.6	13,998
MRI Software LLC	One stop	L + 5.50%	(c)	6.50%	02/2026	1,803	1,758	0.3	1,758
MRI Software LLC#(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	(7)
MRI Software LLC#(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(5)	—	(28)
MRI Software LLC#(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(4)	—	(9)
						25,139	24,907	4.6	24,194
Road & Rail
Internet Truckstop Group LLC	One stop	L + 5.50%	(c)	6.50%	04/2025	8,036	7,886	1.5	8,036
Internet Truckstop Group LLC#(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(2)	—	—
						8,036	7,884	1.5	8,036

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Apptio, Inc.	One stop	L + 7.25%	(d)	8.25%	01/2025	$12,605	$12,424	2.4%	$12,605
Apptio, Inc. #(5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(1)	—	—
Astute Holdings, Inc.	One stop	L + 6.50%	(c)	7.50%	04/2025	2,783	2,755	0.5	2,783
Astute Holdings, Inc. #	One stop	L + 6.50%	(c)	7.50%	04/2025	1,161	1,149	0.2	1,161
Astute Holdings, Inc. #(5)	One stop	L + 6.50%		N/A(6)	04/2025	—	(1)	—	—
Axiom Merger Sub Inc.#	One stop	L + 5.25%	(c)	6.47%	04/2026	1,153	1,137	0.2	1,153
Axiom Merger Sub Inc.#(7)(8)	One stop	E + 5.50%	(g)	5.50%	04/2026	480	474	0.1	491
Axiom Merger Sub Inc.#	One stop	L + 5.25%	(d)	6.25%	04/2026	15	14	—	15
Azul Systems, Inc.#	Senior loan	L + 5.00%	(c)	6.00%	04/2027	9,492	9,403	1.8	9,492
Azul Systems, Inc.#(5)	Senior loan	L + 5.00%		N/A(6)	04/2026	—	(1)	—	—
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.25%	07/2026	578	572	0.1	578
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.25%	07/2026	153	152	—	153
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(c)	5.25%	07/2026	65	63	—	65
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Bullhorn, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2026	13,545	13,308	2.5	13,342
Bullhorn, Inc.#(7)(8)	One stop	L + 6.00%	(h)	6.06%	09/2026	2,417	2,374	0.5	2,461
Bullhorn, Inc.#(7)(8)	One stop	L + 5.75%	(c)	5.75%	09/2026	970	953	0.2	996
Bullhorn, Inc.#	One stop	L + 5.75%	(c)(f)	6.75%	09/2026	665	654	0.1	655
Bullhorn, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2026	610	594	0.1	600
Bullhorn, Inc.#	One stop	L + 5.75%	(c)	6.75%	09/2026	530	521	0.1	522
Bullhorn, Inc.#(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(5)	—	(4)
Bullhorn, Inc.#(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(26)	—	(22)
Calabrio, Inc.	One stop	L + 6.50%	(c)	7.50%	06/2025	22,076	21,904	4.2	22,076
Calabrio, Inc. #	One stop	L + 6.50%	(a)	7.50%	06/2025	60	59	—	60
Cloudbees, Inc.#	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	846	834	0.2	846
Cloudbees, Inc.	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	703	688	0.1	703
Cloudbees, Inc.#	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	497	495	0.1	497
Cloudbees, Inc.#	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 5.75%	(a)	6.75%	03/2024	8,416	8,369	1.6	8,331
Confluence Technologies, Inc.#	One stop	L + 5.75%	(a)	6.75%	03/2024	20	19	—	18
Convercent, Inc.	One stop	L + 9.00%	(c)	8.25% cash/2.75% PIK	12/2024	706	691	0.1	715
Convercent, Inc.#	Subordinated debt	N/A		4.00%	11/2020	35	35	—	44
Convercent, Inc.#	One stop	L + 9.00%	(c)	N/A(6)	12/2024	—	—	—	—
Convercent, Inc.#(5)	One stop	L + 9.00%		N/A(6)	12/2024	—	(1)	—	—
Digital Guardian, Inc.#	One stop	L + 9.50%	(c)	7.50% cash/3.00% PIK	06/2023	1,697	1,691	0.3	1,757
Digital Guardian, Inc.#	Subordinated debt	N/A		8.00% PIK	06/2023	2	1	—	2
Digital Guardian, Inc.#	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	1
Diligent Corporation	One stop	L + 6.25%	(c)	7.25%	08/2025	28,054	27,604	5.2	27,352
Diligent Corporation#(5)	One stop	L + 6.25%		N/A(6)	08/2025	—	(12)	—	(22)
Diligent Corporation#(5)	One stop	L + 6.25%		N/A(6)	08/2025	—	(57)	—	(50)
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.75%	05/2024	15,560	15,439	2.9	15,560
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(c)	6.75%	05/2024	4,382	4,347	0.8	4,382
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(d)	6.75%	05/2024	1,147	1,137	0.2	1,147
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(c)	6.75%	05/2024	1,058	1,049	0.2	1,058
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(c)	6.75%	05/2024	663	657	0.1	663
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(c)(d)	6.75%	05/2024	$111	$110	—%	$111
ICIMS, Inc.	One stop	L + 6.50%	(c)	7.50%	09/2024	3,240	3,200	0.6	3,240
ICIMS, Inc.	One stop	L + 6.50%	(c)	7.50%	09/2024	1,065	1,056	0.2	1,065
ICIMS, Inc.#(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
Impartner, Inc.	Senior loan	L + 9.50%	(c)	9.30% cash/2.00% PIK	08/2025	1,155	1,148	0.2	1,189
Impartner, Inc.#(5)	Senior loan	L + 9.50%		N/A(6)	08/2025	—	(1)	—	5
Impartner, Inc.#	Senior loan	L + 9.50%		N/A(6)	08/2025	—	—	—	—
Infogix, Inc.	One stop	L + 7.00%	(c)	8.00%	04/2024	1,457	1,453	0.3	1,457
Infogix, Inc.	One stop	L + 7.00%	(c)	8.00%	04/2024	229	227	0.1	229
Infogix, Inc.#	One stop	L + 7.00%	(c)	8.00%	04/2024	45	45	—	45
Instructure, Inc.	One stop	L + 7.00%	(c)	8.00%	03/2026	28,851	28,521	5.5	28,851
Instructure, Inc.#(5)	One stop	L + 7.00%		N/A(6)	03/2026	—	(2)	—	—
Integral Ad Science, Inc.	One stop	L + 7.25%	(c)	7.00% cash/1.25% PIK	07/2024	3,562	3,520	0.7	3,562
Integral Ad Science, Inc.#(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(1)	—	(2)
Integration Appliance, Inc.	One stop	L + 7.25%	(d)	8.25%	08/2023	14,125	14,044	2.7	14,125
Integration Appliance, Inc.#	One stop	L + 7.25%	(d)	8.25%	08/2023	1	1	—	1
Invoice Cloud, Inc.#	One stop	L + 6.50%	(c)	4.25% cash/3.25% PIK	02/2024	1,113	1,106	0.2	1,091
Invoice Cloud, Inc.#	One stop	L + 6.50%	(c)	4.25% cash/3.25% PIK	02/2024	910	904	0.2	889
Invoice Cloud, Inc.#(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	(1)
Kaseya Traverse Inc	One stop	L + 7.00%	(c)	5.09% cash/3.00% PIK	05/2025	14,196	13,989	2.7	14,196
Kaseya Traverse Inc#	One stop	L + 7.00%	(c)(d)	5.06% cash/3.00% PIK	05/2025	331	316	0.1	331
Kaseya Traverse Inc#	One stop	L + 6.50%	(c)	7.50%	05/2025	51	50	—	49
Kaseya Traverse Inc#(5)	One stop	L + 7.00%		N/A(6)	05/2025	—	(7)	—	—
Mindbody, Inc.#	One stop	L + 8.50%	(c)	8.00% cash/1.50% PIK	02/2025	11,750	11,665	2.1	11,045
Mindbody, Inc.#(5)	One stop	L + 8.00%		N/A(6)	02/2025	—	(1)	—	(9)
Ministry Brands, LLC	Senior loan	L + 4.00%	(b)	5.00%	12/2022	222	221	—	209
Ministry Brands, LLC#	Senior loan	L + 4.00%	(b)	5.00%	12/2022	130	130	—	122
Ministry Brands, LLC	Senior loan	L + 4.00%	(b)	5.00%	12/2022	127	127	—	119
mParticle, Inc.	One stop	L + 9.75%	(c)	7.50% cash/3.25% PIK	09/2025	1,251	1,234	0.2	1,234
mParticle, Inc.#	One stop	L + 9.75%		N/A(6)	09/2025	—	—	—	—
Namely, Inc.	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	2,118	2,100	0.4	2,075
Namely, Inc.#	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	798	793	0.2	782
Namely, Inc.#	One stop	L + 7.50%	(a)	8.25% cash/1.25% PIK	06/2024	35	35	—	34
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	P + 6.75%	(f)	8.25% cash/1.75% PIK	10/2024	132	126	—	138
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH#	One stop	L + 7.75%		N/A(6)	10/2024	—	—	—	1
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH#(5)	One stop	L + 7.75%		N/A(6)	10/2024	—	(7)	—	68
Personify, Inc.	One stop	L + 5.25%	(c)	6.25%	09/2024	3,475	3,452	0.7	3,475
Personify, Inc.#	One stop	L + 5.25%	(c)	6.25%	09/2024	30	30	—	30
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)	5.25%	12/2024	1,217	1,209	0.2	1,144
RegEd Aquireco, LLC#	Senior loan	L + 4.25%	(a)(f)	5.08%	12/2024	66	65	—	56
RegEd Aquireco, LLC#(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(24)	—	—
Saturn Borrower Inc.	Senior loan	L + 6.50%	(c)	7.50%	09/2026	6,488	6,293	1.2	6,293
Saturn Borrower Inc.#(5)	Senior loan	L + 6.50%		N/A(6)	09/2026	—	(3)	—	(3)
SnapLogic, Inc.#	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	1,030	1,024	0.2	1,030
SnapLogic, Inc.(5)	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	3	(2)	—	3
SnapLogic, Inc.#	One stop	L + 8.75%		N/A(6)	09/2024	—	—	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Sontatype, Inc.	One stop	L + 6.75%	(d)	7.75%	12/2025	$12,912	$12,800	2.4%	$12,912
Sontatype, Inc.#(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(2)	—	—
Telesoft Holdings LLC	One stop	L + 5.75%	(a)	6.75%	12/2025	21,169	20,754	4.0	21,169
Telesoft Holdings LLC#(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(4)	—	—
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	4.65%	12/2024	820	814	0.2	820
TI Intermediate Holdings, LLC#	Senior loan	L + 4.50%	(a)	4.65%	12/2024	21	21	—	21
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	1,960	1,938	0.4	1,941
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	501	495	0.1	496
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	479	473	0.1	474
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	474	468	0.1	469
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	441	436	0.1	437
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	405	400	0.1	401
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	304	300	0.1	300
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	202	200	—	200
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	183	180	—	181
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2024	150	148	—	149
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	82	82	—	82
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	18	17	—	17
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	16	16	—	16
Transact Holdings, Inc.	Senior loan	L + 4.75%	(a)	4.90%	04/2026	758	748	0.1	716
Trintech, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2023	2,093	2,079	0.4	2,093
Trintech, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2023	1,041	1,034	0.2	1,041
Trintech, Inc.#	One stop	L + 6.00%	(c)	7.00%	12/2023	150	149	—	150
True Commerce, Inc.	One stop	L + 5.75%	(c)	6.75%	11/2023	1,241	1,233	0.2	1,241
True Commerce, Inc.#	One stop	L + 5.75%		N/A(6)	11/2023	—	—	—	—
Upserve, Inc.	One stop	L + 8.00%	(e)	9.00%	07/2023	1,694	1,685	0.3	1,660
Upserve, Inc.#	One stop	L + 8.00%	(e)	9.00%	07/2023	565	563	0.1	554
Upserve, Inc.#(5)	One stop	L + 8.00%		N/A(6)	07/2023	—	—	—	(1)
Vector CS Midco Limited & Cloudsense Ltd.#(7)(8)(9)	One stop	N/A		4.50% cash/3.55% PIK	05/2024	1,985	1,972	0.4	1,964
Vector CS Midco Limited & Cloudsense Ltd.#(7)(8)(9)	One stop	L + 7.25%	(h)	5.30% cash/2.75% PIK	05/2024	66	66	—	65
Workforce Software, LLC	One stop	L + 6.50%	(c)	7.50%	07/2025	10,956	10,781	2.1	10,956
Workforce Software, LLC#(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(1)	—	—
						293,144	289,452	54.9	290,989
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
2nd Ave. LLC	One stop	L + 5.50%	(d)	6.50%	09/2025	$1,380	$1,369	0.3%	$1,297
2nd Ave. LLC#	One stop	L + 5.50%	(d)	6.56%	09/2025	50	50	—	47
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	1,521	1,510	0.3	1,521
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	1,447	1,432	0.3	1,447
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	1,108	1,099	0.2	1,108
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	876	869	0.2	876
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	747	741	0.2	747
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	617	612	0.1	617
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	598	593	0.1	598
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	486	482	0.1	486
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	444	441	0.1	444
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	443	439	0.1	443
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	383	380	0.1	383
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	194	192	—	194
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	190	189	—	190
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	147	146	—	147
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	108	107	—	108
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	95	94	—	95
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	49	48	—	49
Imperial Optical Midco Inc.#	One stop	L + 6.25%		N/A(6)	08/2023	—	—	—	—
Imperial Optical Midco Inc.#(5)	One stop	L + 8.25%		N/A(6)	08/2023	—	(15)	—	—
Jet Equipment & Tools Ltd.#(7)(8)(10)	One stop	L + 5.25%	(a)	6.25%	11/2024	4,257	4,220	0.8	4,181
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.25%	(a)	6.25%	11/2024	3,356	3,331	0.6	3,356
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.25%	(a)	6.25%	11/2024	1,031	1,024	0.2	1,031
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.25%	(a)	6.25%	11/2024	397	393	0.1	397
Jet Equipment & Tools Ltd.#(5)(7)(8)(10)	One stop	L + 5.25%		N/A(6)	11/2024	—	(1)	—	—
Pet Supplies Plus, LLC	Senior loan	L + 4.50%	(c)	5.50%	12/2024	3,308	3,285	0.6	3,308
Pet Supplies Plus, LLC#(5)	Senior loan	L + 4.50%		N/A(6)	12/2023	—	(1)	—	—
PPV Intermediate Holdings II, LLC#	One stop	L + 6.00%	(a)(c)(d)	7.46%	05/2023	1,701	1,700	0.3	1,679
PPV Intermediate Holdings II, LLC#	One stop	L + 6.00%	(a)	7.00%	05/2023	349	349	0.1	345
PPV Intermediate Holdings II, LLC#	One stop	L + 6.00%	(a)	7.00%	05/2023	208	208	—	206
PPV Intermediate Holdings II, LLC#	One stop	L + 6.00%	(a)	7.00%	05/2023	150	144	—	148
PPV Intermediate Holdings II, LLC#	One stop	L + 6.00%	(d)(f)	7.69%	05/2023	47	47	—	46
PPV Intermediate Holdings II, LLC#	One stop	L + 6.00%	(a)	7.00%	05/2023	45	44	—	44
PPV Intermediate Holdings II, LLC#	One stop	N/A		7.90% PIK	05/2023	8	8	—	8
PPV Intermediate Holdings II, LLC#(5)	One stop	L + 6.00%		N/A(6)	05/2023	—	(47)	—	(42)
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.50%	(c)	6.50%	10/2024	925	918	0.2	906
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.50%	(c)	6.50%	10/2024	670	666	0.1	657
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.50%	(c)(f)	7.09%	10/2024	43	42	—	42
Sola Franchise, LLC and Sola Salon Studios, LLC#(5)	One stop	L + 5.50%		N/A(6)	10/2024	—	(6)	—	—
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(c)	7.00%	05/2025	2,672	2,643	0.5	2,726
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(c)	7.00%	05/2025	2,406	2,380	0.5	2,454
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(c)	7.00%	05/2025	2,096	2,073	0.4	2,138
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(d)	7.00%	05/2025	2,072	2,049	0.4	2,113
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(d)	7.00%	05/2025	1,894	1,873	0.4	1,932

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Southern Veterinary Partners, LLC#	One stop	L + 6.00%	(d)	7.00%	05/2025	$1,746	$1,727	0.3%	$1,781
Southern Veterinary Partners, LLC#(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(185)	0.1	334
Titan Fitness, LLC	One stop	L + 4.75%	(b)(c)	5.75%	02/2025	6,656	6,607	1.1	5,857
Titan Fitness, LLC#	One stop	L + 4.75%	(c)	5.75%	02/2025	787	782	0.1	693
Titan Fitness, LLC#	One stop	L + 4.75%	(c)	5.75%	02/2025	237	235	—	207
Titan Fitness, LLC#(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(4)	—	—
Vermont Aus Pty Ltd#(7)(8)(11)	One stop	L + 4.75%	(i)	4.89%	12/2024	439	433	0.1	454
Vermont Aus Pty Ltd#(7)(8)(11)	One stop	L + 4.75%	(i)	4.89%	12/2024	32	29	—	36
						48,415	47,744	9.0	47,834
Textiles, Apparel and Luxury Goods
Protective Industrial Products, Inc.	Senior loan	L + 4.50%	(c)	5.50%	01/2024	2,789	2,766	0.5	2,789
Total debt investments						$893,497	$882,355	165.2%	$875,642

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Automobiles
Grease Monkey International, LLC#	LLC units	N/A	N/A	N/A	73	$73	0.1%	$225
Quick Quack Car Wash Holdings, LLC#	LLC units	N/A	N/A	N/A	—	93	—	90
						166	0.1	315
Biotechnology
BIO18 Borrower, LLC#(16)	LLC units	N/A	N/A	N/A	141	246	0.1	395

Chemicals
Inhance Technologies Holdings LLC#	LLC units	N/A	N/A	N/A	—	34	—	12

Diversified Consumer Services
EWC Growth Partners LLC#	LLC interest	N/A	N/A	N/A	—	25	—	2

Electronic Equipment, Instruments and Components
ES Acquisition LLC#	LP interest	N/A	N/A	N/A	—	333	0.1	560

Food & Staples Retailing
Captain D's, LLC#	LLC interest	N/A	N/A	N/A	15	15	—	33
Mendocino Farms, LLC#	Common stock	N/A	N/A	N/A	59	257	0.1	284
Ruby Slipper Cafe LLC, The#	LLC units	N/A	N/A	N/A	6	61	—	14
Ruby Slipper Cafe LLC, The#	LLC units	N/A	N/A	N/A	—	4	—	2
Wood Fired Holding Corp.#	LLC units	N/A	N/A	N/A	103	103	—	35
Wood Fired Holding Corp.#	LLC units	N/A	N/A	N/A	103	—	—	—
						440	0.1	368
Health Care Technology
Connexin Software, Inc.#	LLC interest	N/A	N/A	N/A	26	26	—	35
HSI Halo Acquisition, Inc.#	Preferred stock	N/A	N/A	N/A	—	75	—	66
HSI Halo Acquisition, Inc.#	Preferred stock	N/A	N/A	N/A	—	—	—	—
Caliper Software, Inc.#	Preferred stock	N/A	N/A	N/A	1	596	0.2	705
Caliper Software, Inc.#	Common stock	N/A	N/A	N/A	53	53	—	142
Caliper Software, Inc.#	Preferred stock	N/A	N/A	N/A	—	8	—	11
						758	0.2	959
Health Care Equipment & Supplies
Aspen Medical Products, LLC#	Common stock	N/A	N/A	N/A	—	17	—	16
Blue River Pet Care, LLC#	LLC units	N/A	N/A	N/A	—	207	—	246
CMI Parent Inc.#	LLC units	N/A	N/A	N/A	—	492	0.1	519
CMI Parent Inc.#	LLC units	N/A	N/A	N/A	5	5	—	—
						721	0.1	781
Health Care Providers & Services
CRH Healthcare Purchaser, Inc.#	LP interest	N/A	N/A	N/A	102	102	—	170
Elite Dental Partners LLC#	LLC units	N/A	N/A	N/A	—	444	0.1	444
Elite Dental Partners LLC#	LLC units	N/A	N/A	N/A	—	191	—	191
Elite Dental Partners LLC#	LLC units	N/A	N/A	N/A	—	—	—	34
Encorevet Group LLC#	LLC units	N/A	N/A	N/A	2	223	0.1	196
ERG Buyer, LLC#	LLC units	N/A	N/A	N/A	—	165	—	6
ERG Buyer, LLC#	LLC units	N/A	N/A	N/A	2	2	—	—
Krueger-Gilbert Health Physics, LLC#	LLC interest	N/A	N/A	N/A	46	46	—	49
MD Now Holdings, Inc.#	LLC units	N/A	N/A	N/A	3	33	—	39
Midwest Veterinary Partners, LLC#	LLC units	N/A	N/A	N/A	—	13	—	14
Midwest Veterinary Partners, LLC#	LLC units	N/A	N/A	N/A	3	—	—	7
Summit Behavioral Healthcare, LLC#(16)	LLC interest	N/A	N/A	N/A	—	14	—	15
Summit Behavioral Healthcare, LLC#	LLC interest	N/A	N/A	N/A	—	—	—	—
						1,233	0.2	1,165
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants and Leisure
SSRG Holdings, LLC#	LLC units	N/A	N/A	N/A	40	$399	0.1%	$230
Tropical Smoothie Cafe Holdings, LLC#(16)	LP units	N/A	N/A	N/A	2	220	—	220
						619	0.1	450
Household Durables
Groundworks LLC#	LLC units	N/A	N/A	N/A	—	53	—	71

Insurance
Majesco#	LP units	N/A	N/A	N/A	—	106	—	106
Majesco#	LP units	N/A	N/A	N/A	24	—	—	—
Orchid Underwriters Agency, LLC#	LP interest	N/A	N/A	N/A	22	22	—	21
						128	—	127
IT Services
Appriss Holdings, Inc.#	Preferred stock	N/A	N/A	N/A	—	52	—	62
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.#	Preferred stock	N/A	N/A	N/A	217	170	0.1	610
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.#	Warrant	N/A	N/A	N/A	75	59	0.1	151
Centrify Corporation#	LP interest	N/A	N/A	N/A	—	170	—	84
Centrify Corporation#	LP interest	N/A	N/A	N/A	60	—	—	—
Episerver, Inc.#	Common stock	N/A	N/A	N/A	17	173	—	111
PCS Intermediate II Holdings, LLC#	LLC units	N/A	N/A	N/A	13	126	—	133
Red Dawn SEI Buyer, Inc.#	LP units	N/A	N/A	N/A	219	219	0.1	215
						969	0.3	1,366
Leisure Products
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	15	24	—	17
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	10	16	—	12
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	9	13	—	10
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	8	12	—	8
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	3	5	—	4
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	—	—	—	—
						70	—	51
Professional Services
Net Health Acquisition Corp.#	LP interest	N/A	N/A	N/A	1	126	—	124
Nexus Brands Group, Inc.#	LP interest	N/A	N/A	N/A	—	49	—	43
						175	—	167
Real Estate Management & Development
Property Brands, Inc.#	LLC units	N/A	N/A	N/A	11	106	—	167

Road & Rail
Internet Truckstop Group LLC#	LP interest	N/A	N/A	N/A	146	146	—	130

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Astute Holdings, Inc. #	LP units	N/A	N/A	N/A	—	$83	0.1%	$155
Calabrio, Inc. #	Common stock	N/A	N/A	N/A	58	444	0.2	764
Cloudbees, Inc.#	Preferred stock	N/A	N/A	N/A	15	93	—	78
Cloudbees, Inc.#	Warrant	N/A	N/A	N/A	27	40	—	63
Confluence Technologies, Inc.#	LLC interest	N/A	N/A	N/A	—	53	—	94
Convercent, Inc.#	Warrant	N/A	N/A	N/A	82	16	—	36
Digital Guardian, Inc.#	Preferred stock	N/A	N/A	N/A	72	87	—	62
Digital Guardian, Inc.#	Warrant	N/A	N/A	N/A	25	43	—	43
Digital Guardian, Inc.#	Preferred stock	N/A	N/A	N/A	15	27	—	26
Digital Guardian, Inc.#	Preferred stock	N/A	N/A	N/A	14	25	—	28
Digital Guardian, Inc.#	Warrant	N/A	N/A	N/A	3	4	—	10
GS Acquisitionco, Inc.#	LP interest	N/A	N/A	N/A	—	44	—	123
MetricStream, Inc.#	Warrant	N/A	N/A	N/A	44	67	—	47
mParticle, Inc.#	Warrant	N/A	N/A	N/A	10	4	—	37
Namely, Inc.#	Warrant	N/A	N/A	N/A	8	14	—	13
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH#	Warrant	N/A	N/A	N/A	2	6	—	16
Personify, Inc.#	LLC units	N/A	N/A	N/A	145	145	0.1	218
Pride Midco, Inc.#	Preferred stock	N/A	N/A	N/A	1	556	0.1	683
RegEd Aquireco, LLC#	LP interest	N/A	N/A	N/A	—	70	—	36
RegEd Aquireco, LLC#	LP interest	N/A	N/A	N/A	1	—	—	—
Saturn Borrower Inc.#	LP units	N/A	N/A	N/A	132	132	—	132
SnapLogic, Inc.#	Preferred stock	N/A	N/A	N/A	66	164	0.1	243
SnapLogic, Inc.#	Warrant	N/A	N/A	N/A	16	6	—	43
Telesoft Holdings LLC#	LP interest	N/A	N/A	N/A	131	131	—	127
						2,254	0.6	3,077
Specialty Retail
2nd Ave. LLC#	LP interest	N/A	N/A	N/A	157	157	0.1	135
Imperial Optical Midco Inc.#	Preferred stock	N/A	N/A	N/A	—	110	—	111
Jet Equipment & Tools Ltd.#(7)(8)(10)	LLC units	N/A	N/A	N/A	—	173	0.1	459
Pet Supplies Plus, LLC#(16)	LLC units	N/A	N/A	N/A	34	34	—	100
PPV Intermediate Holdings II, LLC#	LLC interest	N/A	N/A	N/A	84	84	—	115
Sola Franchise, LLC and Sola Salon Studios, LLC#	LLC units	N/A	N/A	N/A	1	88	—	106
Sola Franchise, LLC and Sola Salon Studios, LLC#	LLC units	N/A	N/A	N/A	—	18	—	20
						664	0.2	1,046

Total equity investments						$9,140	2.1%	$11,209

Total investments					$893,497	$891,495	167.3%	$886,851

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.03% (17)			$8,705	1.6%	$8,705
Total money market funds						$8,705	1.6%	$8,705

Total investments and money market funds						$900,200	168.9%	$895,556

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2020
(In thousands)

#	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 8).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars or U.K. pound sterling (‘‘GBP’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’) or Prime (‘‘P’’) and which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR, EURIBOR, or Prime and the weighted average current interest rate in effect as of September 30, 2020. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 30, 2020, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2020, as the loan may have priced or repriced based on an index rate prior to September 30, 2020.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.15% as of September 30, 2020.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 0.19% as of September 30, 2020.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.23% as of September 30, 2020.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 0.26% as of September 30, 2020.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 0.36% as of September 30, 2020.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.25% as of September 30, 2020.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.50% as of September 30, 2020.
(h) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.06% as of September 30, 2020.
(i) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.14% as of September 30, 2020.
(j) Denotes that all or a portion of the loan was indexed to the Canadian Bank Acceptances Rate, which was 0.51% as of September 30, 2020.
(2)For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2020.
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
(6)The entire commitment was unfunded as of September 30, 2020. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2020, total non-qualifying assets at fair value represented 3.7% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(17)The rate shown is the annualized seven-day yield as of September 30, 2020.

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Auto Components
Power Stop, LLC	Senior loan	L + 4.75%	(c)	6.85%	10/2025	$675	$672	$—%	$675
Automobiles
Grease Monkey International, LLC	Senior loan	L + 5.00%	(a)	7.04%	11/2022	475	471	0.1	475
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(a)	7.04%	11/2022	353	349	0.1	353
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(a)	7.04%	11/2022	179	179	0.1	179
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(a)	7.04%	11/2022	163	162	0.1	163
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(a)	7.04%	11/2022	55	54	—	55
Grease Monkey International, LLC#	Senior loan	L + 5.00%	(a)	7.04%	11/2022	19	17	—	19
JHCC Holdings LLC	One stop	L + 5.50%	(c)	7.60%	09/2025	3,035	3,005	0.9	3,004
JHCC Holdings LLC#	One stop	L + 5.50%	(a)	7.54%	09/2025	10	9	—	9
JHCC Holdings LLC#(5)	One stop	L + 5.50%		N/A(6)	09/2025	—	(50)	—	(51)
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	8.54%	04/2023	1,695	1,680	0.5	1,695
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	8.54%	04/2023	720	714	0.2	720
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	8.55%	04/2023	630	619	0.2	630
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	8.54%	4/1/2023	481	477	0.1	481
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	8.55%	04/2023	40	40	—	40
						7,855	7,726	2.3	7,772
Beverages
Fintech Midco, LLC	One stop	L + 5.25%	(a)	7.30%	08/2024	4,934	4,894	1.4	4,934
Fintech Midco, LLC#	One stop	L + 5.25%	(a)	7.30%	08/2024	444	441	0.1	444
Fintech Midco, LLC#(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(1)	—	—
Fintech Midco, LLC#(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	(8)	—	—
						5,378	5,326	1.5	5,378
Biotechnology
BIO18 Borrower, LLC	One stop	L + 5.25%	(a)	7.30%	11/2024	1,772	1,753	0.5	1,772
BIO18 Borrower, LLC#	One stop	L + 5.25%	(a)	7.30%	11/2024	33	32	—	33
BIO18 Borrower, LLC#(5)	One stop	L + 5.25%		N/A(6)	11/2024	—	(22)	—	—
						1,805	1,763	0.5	1,805
Chemicals
Inhance Technologies Holdings LLC	One stop	L + 5.50%	(c)	7.60%	07/2024	2,511	2,486	0.7	2,511
Inhance Technologies Holdings LLC#	One stop	L + 5.25%	(c)	7.57%	07/2024	333	326	0.1	333
Inhance Technologies Holdings LLC#	One stop	P + 4.25%	(f)	9.25%	07/2024	50	49	—	50
						2,894	2,861	0.8	2,894
Commercial Services & Supplies
Bazaarvoice, Inc.	One stop	L + 5.75%	(a)	7.79%	02/2024	8,418	8,311	2.5	8,418
Bazaarvoice, Inc.#(5)	One stop	L + 5.75%		N/A(6)	02/2024	—	(3)	—	—
						8,418	8,308	2.5	8,418

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	6.65%	03/2025	$764	$754	0.2%	$764
Learn-it Systems, LLC#	Senior loan	L + 4.50%	(c)	6.61%	03/2025	14	6	—	14
Learn-it Systems, LLC#	Senior loan	L + 4.50%	(a)(c)(f)	7.04%	03/2025	13	13	—	13
Litera Bidco LLC	One stop	L + 5.75%	(d)	7.95%	05/2026	534	528	0.2	534
Litera Bidco LLC#	One stop	L + 5.75%	(d)	7.96%	05/2026	278	275	0.1	278
Litera Bidco LLC#	One stop	L + 5.75%	(d)	7.96%	05/2026	278	278	0.1	278
Litera Bidco LLC#	One stop	L + 5.75%		N/A(6)	05/2026	—	—	—	—
						1,881	1,854	0.6	1,881
Diversified Financial Services
Sovos Compliance	One stop	L + 4.75%	(a)	6.79%	04/2024	7,513	7,375	2.2	7,513
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	3,387	3,312	1.0	3,387
Sovos Compliance#	One stop	L + 4.75%	(a)	6.79%	04/2024	735	728	0.2	735
Sovos Compliance#	Second lien	N/A		12.00% PIK	04/2025	511	499	0.1	511
Sovos Compliance#	One stop	L + 4.75%	(a)	6.79%	04/2024	328	315	0.1	328
Sovos Compliance#(5)	One stop	L + 4.75%		N/A(6)	04/2024	—	(2)	—	—
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	6.60%	03/2026	6,445	6,385	1.9	6,380
Institutional Shareholder Services#	Senior loan	L + 4.50%	(c)	6.60%	03/2024	57	56	—	53
						18,976	18,668	5.5	18,907
Food & Staples Retailing
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	3.04% cash/7.50% PIK	06/2023	267	265	0.1	267
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	3.04% cash/7.50% PIK	06/2023	210	208	0.1	210
Mendocino Farms, LLC#(5)	One stop	L + 1.00%		N/A(6)	06/2023	—	(3)	—	—
Wood Fired Holding Corp.	One stop	L + 5.75%	(c)	8.06%	12/2023	3,186	3,159	0.9	3,186
Wood Fired Holding Corp.#	One stop	L + 5.75%	(c)	7.85%	12/2023	20	19	—	20
Wood Fired Holding Corp.#(5)	One stop	L + 5.75%		N/A(6)	12/2023	—	(2)	—	—
Captain D's, LLC	Senior loan	L + 4.50%	(a)	6.54%	12/2023	1,242	1,229	0.4	1,242
Captain D's, LLC#	Senior loan	L + 4.50%	(a)(f)	7.48%	12/2023	45	44	—	45
Ruby Slipper Cafe LLC, The#	One stop	L + 7.50%	(c)	9.60%	01/2023	170	167	—	170
Ruby Slipper Cafe LLC, The#	One stop	L + 7.50%	(c)	9.60%	01/2023	59	59	—	59
Ruby Slipper Cafe LLC, The#	One stop	L + 7.50%	(c)	9.60%	01/2023	5	5	—	5
						5,204	5,150	1.5	5,204
Food Products
Flavor Producers, LLC	Senior loan	L + 4.75%	(c)	6.85%	12/2023	441	436	0.1	405
Flavor Producers, LLC#(5)	Senior loan	L + 4.75%		N/A(6)	12/2022	—	(1)	—	(5)
						441	435	0.1	400

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Upstream Intermediate, LLC	Senior loan	L + 4.00%	(a)	6.04%	01/2024	$626	$624	0.2%	$626
Aspen Medical Products, LLC	One stop	L + 5.25%	(a)	7.30%	06/2025	980	971	0.3	980
Aspen Medical Products, LLC#	One stop	L + 5.25%		N/A(6)	06/2025	—	—	—	—
Blades Buyer, Inc.	Senior loan	L + 4.50%	(b)	6.75%	08/2025	495	491	0.1	491
Blades Buyer, Inc.#	Senior loan	L + 4.50%		N/A(6)	08/2025	—	—	—	—
Blades Buyer, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	08/2025	—	(3)	—	(3)
CMI Parent Inc.	Senior loan	L + 4.25%	(a)	6.29%	08/2025	14,650	14,508	4.2	14,504
CMI Parent Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(1)	—	(2)
ONsite Mammography, LLC#	One stop	L + 6.75%	(a)	8.79%	11/2023	442	437	0.1	442
ONsite Mammography, LLC#	One stop	L + 6.75%	(a)	8.79%	11/2023	152	151	—	152
ONsite Mammography, LLC#	One stop	L + 6.75%	(a)	8.79%	11/2023	50	50	—	50
Blue River Pet Care, LLC	One stop	L + 5.00%	(c)(d)	7.04%	07/2026	4,610	4,565	1.3	4,564
Blue River Pet Care, LLC#(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(51)	—	(52)
Blue River Pet Care, LLC#(5)	One stop	L + 5.00%		N/A(6)	08/2025	—	(2)	—	(2)
						22,005	21,740	6.2	21,750
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
CRH Healthcare Purchaser, Inc.	Senior loan	L + 4.50%	(c)	6.60%	12/2024	$2,546	$2,524	0.7%	$2,546
CRH Healthcare Purchaser, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
CRH Healthcare Purchaser, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(15)	—	—
Elite Dental Partners LLC	One stop	L + 5.25%	(a)	7.29%	06/2023	744	736	0.2	707
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.29%	06/2023	652	645	0.2	619
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.29%	06/2023	611	604	0.2	581
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.29%	06/2023	583	576	0.2	554
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.29%	06/2023	559	553	0.2	531
Elite Dental Partners LLC#	One stop	L + 5.25%	(a)	7.29%	06/2023	100	99	—	95
Elite Dental Partners LLC#(5)	One stop	L + 5.25%		N/A(6)	06/2023	—	(30)	—	—
ERG Buyer, LLC	One stop	L + 5.50%	(c)	7.60%	05/2024	2,313	2,286	0.7	2,244
ERG Buyer, LLC#	One stop	P + 4.50%	(f)	9.50%	05/2024	10	8	—	6
ERG Buyer, LLC#(5)	One stop	L + 5.50%		N/A(6)	05/2024	—	(44)	—	—
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.55%	05/2023	1,494	1,383	0.4	1,464
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	8.35%	05/2023	1,125	1,121	0.3	1,102
Silver Peak Systems, Inc. #	One stop	L + 4.75%	(b)	7.02%	05/2025	481	476	0.1	481
Krueger-Gilbert Health Physics, LLC	One stop	L + 4.75%	(c)	6.85%	05/2025	130	128	—	130
Krueger-Gilbert Health Physics, LLC#(5)	One stop	L + 4.75%		N/A(6)	05/2025	—	(12)	—	—
Krueger-Gilbert Health Physics, LLC#	One stop	L + 4.75%		N/A(6)	05/2025	—	—	—	—
MD Now Holdings, Inc.	One stop	L + 5.00%	(c)	7.10%	08/2024	2,927	2,904	0.9	2,927
MD Now Holdings, Inc.#(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
MD Now Holdings, Inc.#(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(7)	—	—
Summit Behavioral Healthcare, LLC	Senior loan	L + 4.75%	(c)	6.87%	10/2023	1,300	1,287	0.4	1,235
Summit Behavioral Healthcare, LLC#	Senior loan	L + 4.75%	(c)	6.87%	10/2023	140	138	—	133
Summit Behavioral Healthcare, LLC#	Senior loan	L + 4.75%	(c)	6.87%	45200	64	59	—	61
Midwest Veterinary Partners, LLC	One stop	L + 4.75%	(a)	6.79%	07/2025	250	247	0.1	248
Summit Behavioral Healthcare, LLC#	One stop	L + 4.75%	(a)(b)	6.81%	07/2025	68	66	—	66
Midwest Veterinary Partners, LLC#(5)	One stop	L + 4.75%		N/A(6)	07/2025	—	(38)	—	(40)
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	6.29%	04/2025	17,096	16,939	5.0	17,096
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.25%	(a)	6.29%	04/2025	626	620	0.2	626
Veterinary Specialists of North America, LLC#(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(5)	—	—
Veterinary Specialists of North America, LLC#(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(58)	—	—
						33,819	33,188	9.8	33,412

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Caliper Software, Inc.	One stop	L + 6.00%	(c)(f)	8.10%	11/2025	$6,742	$6,662	2.0%	$6,742
Caliper Software, Inc.#	One stop	L + 6.00%	(c)	8.10%	11/2023	142	140	—	142
Connexin Software, Inc.	One stop	L + 8.50%	(a)	10.54%	02/2024	1,261	1,248	0.4	1,249
Connexin Software, Inc. #	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(c)	7.87%	08/2026	969	957	0.3	959
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%		N/A(6)	09/2025	—	—	—	—
HSI Halo Acquisition, Inc.#(5)	One stop	L + 5.75%		N/A(6)	08/2026	—	(3)	—	(3)
Imprivata, Inc.	Senior loan	L + 4.00%	(c)	6.10%	10/2023	1,159	1,149	0.3	1,159
Imprivata, Inc.#(5)	Senior loan	L + 4.00%		N/A(6)	10/2023	—	(1)	—	—
Nextech Holdings, LLC	One stop	L + 5.50%	(a)	7.54%	06/2025	18,032	17,860	5.3	18,032
Nextech Holdings, LLC#	One stop	L + 5.50%	(a)	7.54%	06/2025	50	47	—	50
Nextech Holdings, LLC#(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(8)	—	—
Qgenda Intermediate Holdings, LLC	One stop	L + 4.75%	(a)	6.79%	06/2025	5,141	5,092	1.5	5,141
Qgenda Intermediate Holdings, LLC#(5)	One stop	L + 4.75%		N/A(6)	06/2025	—	(1)	—	—
Transaction Data Systems, Inc.	One stop	L + 5.25%	(a)	7.30%	06/2021	13,797	13,761	4.0	13,797
Transaction Data Systems, Inc.#	One stop	L + 5.25%	(a)	7.30%	06/2021	12	12	—	12
eSolutions, Inc.	One stop	L + 6.50%	(a)	8.54%	03/2022	22,875	22,672	6.7	22,875
						70,180	69,587	20.5	70,155
Hotels, Restaurants & Leisure
BJH Holdings III Corp.(12)	One stop	L + 5.75%	(a)	7.79%	08/2025	19,400	19,079	5.6	19,206
BJH Holdings III Corp.#	One stop	L + 5.75%	(a)	7.79%	08/2025	80	72	—	76
Davidson Hotel Company, LLC	One stop	L + 5.25%	(a)	7.29%	07/2024	2,116	2,096	0.6	2,095
Davidson Hotel Company, LLC#(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(1)
Davidson Hotel Company, LLC#(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(4)
Davidson Hotel Company, LLC#(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(5)	—	(11)
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(a)	6.29%	07/2025	319	316	0.1	319
CR Fitness Holdings, LLC#	Senior loan	L + 4.25%	(c)	6.55%	07/2025	26	23	—	26
CR Fitness Holdings, LLC#	Senior loan	L + 4.25%		N/A(6)	07/2025	—	—	—	—
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	6.85%	01/2025	1,755	1,740	0.5	1,755
EOS Fitness Opco Holdings, LLC#	One stop	L + 4.75%	(c)	6.86%	01/2025	136	130	—	136
EOS Fitness Opco Holdings, LLC#	One stop	P + 3.75%	(f)	8.75%	01/2025	6	5	—	6
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	7.35%	07/2025	13,423	13,342	3.9	13,423
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	7.46%	07/2025	3,664	3,619	1.1	3,664
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	7.35%	07/2025	15	14	—	15
Planet Fit Indy 10 LLC#(5)	One stop	L + 5.25%		N/A(6)	07/2025	—	(12)	—	—
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	6.79%	05/2024	1,994	1,963	0.6	1,994
Sunshine Sub, LLC#	One stop	L + 4.75%	(a)	6.79%	05/2024	1,952	1,923	0.6	1,952
Sunshine Sub, LLC#(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
						44,886	44,304	13.0	44,651

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Products
WU Holdco, Inc.	One stop	L + 5.50%	(c)	7.60%	03/2026	$936	$927	0.3%	$936
WU Holdco, Inc. #	One stop	L + 5.50%	(c)	7.62%	03/2026	24	24	—	24
WU Holdco, Inc. #	One stop	L + 5.50%		N/A(6)	03/2025	—	—	—	—
						960	951	0.3	960
Industrial Conglomerates
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%	(a)(f)	6.79%	04/2026	986	980	0.3	986
Arch Global CCT Holdings Corp.#	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	—
Arch Global CCT Holdings Corp.#	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	—
						986	980	0.3	986
Insurance
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	7.88%	08/2025	366	361	0.1	360
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.75%		N/A(6)	08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC#(5)	Senior loan	L + 5.75%		N/A(6)	08/2025	—	(2)	—	(5)
Integrity Marketing Acquisition, LLC#(5)	Senior loan	L + 5.75%		N/A(6)	08/2025	—	(1)	—	(3)
J.S. Held Holdings, LLC	One stop	L + 6.00%	(c)	8.10%	07/2025	17,584	17,165	5.1	17,584
J.S. Held Holdings, LLC#	One stop	P + 5.00%	(f)	10.00%	07/2025	14	9	—	14
J.S. Held Holdings, LLC#(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(20)	—	—
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%	(c)	6.70%	12/2024	815	808	0.2	815
Orchid Underwriters Agency, LLC#	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Orchid Underwriters Agency, LLC#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(4)	—	—
RSC Acquisition, Inc.#	Senior loan	L + 4.25%	(a)(b)(c)(f)	6.40%	11/2022	7,873	7,801	2.3	7,873
RSC Acquisition, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	11/2022	—	(62)	—	—
						26,652	26,055	7.7	26,638
Internet & Catalog Retail
AutoQuotes, LLC	One stop	L + 5.75%	(c)	7.88%	11/2024	2,326	2,306	0.7	2,326
AutoQuotes, LLC#	One stop	L + 5.75%		N/A(6)	11/2024	—	—	—	—
						2,326	2,306	0.7	2,326
IT Services
Centrify Corporation	One stop	L + 6.25%	(c)	8.36%	08/2024	5,233	5,169	1.5	5,076
Centrify Corporation#	One stop	P + 5.25%	(f)	10.25%	08/2024	150	148	0.1	146
E2open, LLC	One stop	L + 5.75%	(c)	7.87%	11/2024	22,942	22,596	6.7	22,942
E2open, LLC#(5)	One stop	L + 5.75%		N/A(6)	11/2024	—	(4)	—	—
Velocity Technology Solutions, Inc.	One stop	L + 6.00%	(c)	8.10%	12/2023	1,622	1,603	0.5	1,622
Velocity Technology Solutions, Inc.#(5)	One stop	L + 6.00%		N/A(6)	12/2023	—	(1)	—	—
Appriss Holdings, Inc.	One stop	L + 5.50%	(c)	7.60%	06/2026	8,649	8,487	2.5	8,649
Appriss Holdings, Inc.#(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(4)	—	—
Episerver, Inc.#(7)(8)	One stop	L + 6.00%	(a)	6.00%	10/2024	4,774	4,721	1.3	4,528
Episerver, Inc.#	One stop	L + 5.75%	(a)	7.79%	10/2024	2,768	2,737	0.8	2,768
Episerver, Inc.#(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	—
						46,138	45,450	13.4	45,731

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC	One stop	L + 5.50%	(a)	7.54%	09/2024	$1,434	$1,422	0.4%	$1,434
WBZ Investment LLC#	One stop	L + 5.50%	(a)	7.54%	09/2024	331	328	0.1	331
WBZ Investment LLC#	One stop	L + 5.50%	(a)	7.54%	09/2024	178	171	0.1	178
WBZ Investment LLC#	One stop	P + 4.50%	(f)	9.50%	09/2024	5	5	—	5
						1,948	1,926	0.6	1,948
Machinery
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)(f)	6.60%	04/2026	3,846	3,774	1.1	3,846
Blackbird Purchaser, Inc. #	Senior loan	L + 4.50%	(c)(f)	6.60%	04/2026	251	228	0.1	251
Blackbird Purchaser, Inc. #	Senior loan	L + 4.50%	(c)	6.60%	04/2024	35	33	—	35
Chase Industries, Inc.	Senior loan	L + 4.00%	(c)(f)	6.10%	05/2025	1,966	1,938	0.6	1,966
Chase Industries, Inc.#	Senior loan	L + 4.00%	(c)	6.10%	05/2025	340	324	0.1	340
Chase Industries, Inc.#	Senior loan	L + 4.00%	(c)(f)	6.10%	05/2023	153	152	0.1	153
						6,591	6,449	2.0	6,591
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.(7)(10)	One stop	L + 5.75%	(d)	7.81%	05/2025	3,774	3,695	1.1	3,774
3ES Innovation, Inc.#(5)(7)(10)	One stop	L + 5.75%		N/A(6)	05/2025	—	(2)	—	—
Project Power Buyer, LLC	One stop	L + 5.75%	(c)	7.86%	05/2026	2,859	2,825	0.8	2,859
Project Power Buyer, LLC#(5)	One stop	L + 5.75%		N/A(6)	05/2025	—	(1)	—	—
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%	(a)	6.29%	07/2025	8,781	8,688	2.6	8,781
Drilling Info Holdings, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(1)	—	—
Drilling Info Holdings, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(10)	—	—
						15,414	15,194	4.5	15,414
Paper & Forest Products
Messenger, LLC	One stop	L + 6.00%	(a)(f)	8.05%	08/2023	2,051	2,035	0.6	2,031
Messenger, LLC#	One stop	P + 5.00%	(f)	10.00%	08/2023	18	18	—	18
Messenger, LLC#(5)	One stop	L + 6.00%		N/A(6)	08/2023	—	(1)	—	(1)
						2,069	2,052	0.6	2,048
Professional Services
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	7.60%	12/2023	875	867	0.3	866
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	7.60%	12/2023	753	746	0.2	746
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	7.60%	12/2023	112	111	—	111
Net Health Acquisition Corp.#(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(1)	—	(1)
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	8.12%	11/2023	595	590	0.2	595
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	8.10%	11/2023	296	295	0.1	296
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	8.10%	11/2023	214	213	0.1	214
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(a)(c)	8.13%	11/2023	80	79	—	80
Nexus Brands Group, Inc.#(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(2)	—	—
PlanSource Holdings, Inc.	One stop	L + 6.25%	(c)	8.81%	04/2025	2,296	2,275	0.7	2,296
PlanSource Holdings, Inc.#(5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
						5,221	5,172	1.6	5,203

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	$12,808	$12,705	3.7%	$12,808
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	6,825	6,774	2.0	6,825
MRI Software LLC#	One stop	L + 5.75%	(a)	7.80%	06/2023	2,516	2,504	0.7	2,516
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	2,428	2,404	0.7	2,428
MRI Software LLC	One stop	L + 5.75%	(a)	7.80%	06/2023	316	314	0.1	316
MRI Software LLC#(5)	One stop	L + 5.75%		N/A(6)	06/2023	—	(16)	—	—
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	2,808	2,783	0.8	2,808
Property Brands, Inc.	One stop	L + 6.00%	(a)	8.04%	01/2024	1,134	1,124	0.3	1,134
Property Brands, Inc.#	One stop	L + 6.00%	(a)	8.04%	01/2024	925	917	0.3	925
Property Brands, Inc.#	One stop	L + 6.00%	(a)	8.04%	01/2024	399	395	0.1	399
Property Brands, Inc.#	One stop	L + 6.00%	(a)	8.04%	01/2024	339	336	0.1	339
Property Brands, Inc.#	One stop	L + 6.00%	(a)	8.04%	01/2024	338	335	0.1	338
Property Brands, Inc.#	One stop	L + 6.00%	(a)	8.04%	01/2024	140	139	—	140
Property Brands, Inc.#(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(1)	—	—
Property Brands, Inc.#(5)	One stop	L + 6.00%		N/A(6)	01/2024	—	(11)	—	—
						30,976	30,702	8.9	30,976
Road & Rail
Internet Truckstop Group LLC	One stop	L + 5.50%	(c)	7.61%	04/2025	8,118	7,932	2.4	8,118
Internet Truckstop Group LLC#(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(3)	—	—
						8,118	7,929	2.4	8,118

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	03/2025	$1,980	$1,952	0.6%	$1,980
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	506	499	0.2	506
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	483	476	0.1	483
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	479	472	0.1	479
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	446	439	0.1	446
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	409	403	0.1	409
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	03/2025	307	302	0.1	307
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	8.29%	03/2025	204	201	0.1	204
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	184	182	0.1	184
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	18	18	—	18
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	8.29%	03/2025	17	16	—	17
Togetherwork Holdings, LLC#(5)	One stop	L + 6.25%		N/A(6)	03/2024	—	(2)	—	—
Apptio, Inc.	One stop	L + 7.25%	(c)	9.56%	01/2025	12,605	12,382	3.7	12,605
Apptio, Inc. #(5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(2)	—	—
Astute Holdings, Inc.	One stop	L + 6.00%	(a)	8.04%	04/2025	2,813	2,787	0.8	2,813
Astute Holdings, Inc. #	One stop	L + 6.00%	(a)	8.04%	04/2025	20	19	—	20
Astute Holdings, Inc. #(5)	One stop	L + 6.00%		N/A(6)	04/2025	—	(11)	—	—
Axiom Merger Sub Inc.#	One stop	L + 5.50%	(b)(c)	7.85%	04/2026	1,164	1,145	0.3	1,164
Axiom Merger Sub Inc.#(7)(8)	One stop	E + 5.75%	(g)	5.75%	04/2026	485	477	0.1	469
Axiom Merger Sub Inc.#(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(1)	—	—
Axiom Merger Sub Inc.#(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(17)	—	—
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	6.35%	07/2026	584	577	0.2	578
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	6.35%	07/2026	155	153	0.1	153
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(c)	6.35%	07/2026	65	63	—	63
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Bullhorn, Inc.	One stop	L + 6.75%	(b)	8.91%	11/2022	2,562	2,569	0.8	2,588
Bullhorn, Inc.	One stop	L + 6.75%	(b)	8.91%	11/2022	614	615	0.2	620
Calabrio, Inc.	One stop	L + 6.50%	(c)	8.60%	06/2025	22,076	21,867	6.4	22,076
Calabrio, Inc. #	One stop	L + 6.50%	(a)	8.54%	06/2025	70	69	—	70
Cloudbees, Inc.#	One stop	L + 9.00%	(a)	10.60% cash/0.50% PIK	05/2023	842	826	0.3	838
Cloudbees, Inc.#	One stop	L + 9.00%	(a)	10.54% cash/0.50% PIK	08/2021	494	490	0.1	480
Cloudbees, Inc.#	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.#	One stop	L + 5.50%	(a)	7.55%	03/2024	2,531	2,507	0.7	2,531
Confluence Technologies, Inc.#(5)	One stop	L + 5.50%		N/A(6)	03/2024	—	(1)	—	—
Conservice, LLC	One stop	L + 5.25%	(a)	7.29%	12/2024	893	885	0.3	893
Conservice, LLC#	One stop	L + 5.25%		N/A(6)	12/2024	—	—	—	—
Digital Guardian, Inc.#	One stop	L + 9.50%	(c)	8.82% cash/3.00% PIK	06/2023	1,647	1,637	0.5	1,729
Digital Guardian, Inc.#	Subordinated debt	N/A		8.00% PIK	06/2023	2	—	—	2
Digital Guardian, Inc.#	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	—
Digital Guardian, Inc.#(5)	One stop	L + 6.50%		N/A(6)	06/2023	—	(1)	—	7
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
GS Acquisitionco, Inc.	One stop	L + 5.75%	(a)	7.80%	05/2024	$13,304	$13,155	3.8%	$13,138
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.80%	05/2024	4,427	4,382	1.3	4,372
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.80%	05/2024	1,158	1,146	0.3	1,144
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.80%	05/2024	1,069	1,058	0.3	1,055
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.80%	05/2024	669	662	0.2	661
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(a)	7.80%	05/2024	25	24	—	23
ICIMS, Inc.	One stop	L + 6.50%	(a)	8.56%	09/2024	3,240	3,189	0.9	3,240
ICIMS, Inc.	One stop	L + 6.50%	(a)	8.56%	09/2024	1,065	1,054	0.3	1,065
ICIMS, Inc.#(5)	One stop	L + 6.50%		N/A(6)	09/2024	—	(1)	—	—
Infogix, Inc.	One stop	L + 6.50%	(c)	8.60%	04/2024	1,472	1,466	0.4	1,442
Infogix, Inc.	One stop	L + 6.50%	(c)	8.60%	04/2024	231	228	0.1	226
Infogix, Inc.#	One stop	L + 6.50%	(c)	8.60%	04/2024	13	13	—	12
Integral Ad Science, Inc.	One stop	L + 7.25%	(a)	8.05% cash/1.25% PIK	07/2024	3,307	3,258	1.0	3,307
Integral Ad Science, Inc.#(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(1)	—	(2)
Integration Appliance, Inc.	One stop	L + 7.25%	(c)	9.43%	08/2023	14,125	14,015	4.1	14,125
Integration Appliance, Inc.#	One stop	L + 7.25%	(a)	9.29%	08/2023	1	1	—	1
Invoice Cloud, Inc.#	One stop	L + 6.50%	(c)	5.43% cash/3.25% PIK	02/2024	1,077	1,068	0.3	1,077
Invoice Cloud, Inc.#	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	—
Invoice Cloud, Inc.#(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	(8)	—	—
JAMF Holdings, Inc.	One stop	L + 7.00%	(c)	9.18%	11/2022	1,205	1,186	0.4	1,205
JAMF Holdings, Inc.#	One stop	L + 7.00%	(a)	9.05%	11/2022	18	17	—	18
Kaseya Traverse Inc#	One stop	L + 6.50%	(d)	7.72% cash/1.00% PIK	05/2025	13,033	12,791	3.8	13,033
Kaseya Traverse Inc#	One stop	L + 6.50%	(d)	7.69% cash/1.00% PIK	05/2025	223	205	0.1	223
Kaseya Traverse Inc#	One stop	L + 6.50%	(c)	8.60%	05/2025	30	28	—	30
Keais Records Service, LLC	One stop	L + 4.50%	(a)	6.54%	10/2024	4,128	4,102	1.2	4,128
Keais Records Service, LLC#(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(1)	—	—
Keais Records Service, LLC#(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(2)	—	—
MetricStream, Inc.#	One stop	L + 7.00%	(a)	9.04%	05/2024	2,010	1,939	0.6	2,023
MetricStream, Inc.#	One stop	L + 7.00%		N/A(6)	05/2024	—	—	—	1
MetricStream, Inc.#(5)	One stop	L + 7.00%		N/A(6)	04/2024	—	(4)	—	6
Mindbody, Inc.#	One stop	L + 7.00%	(a)	9.06%	02/2025	11,692	11,587	3.4	11,692
Mindbody, Inc.#(5)	One stop	L + 7.00%		N/A(6)	02/2025	—	(1)	—	—
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.04%	12/2022	224	223	0.1	224
Ministry Brands, LLC#	Senior loan	L + 4.00%	(a)	6.04%	12/2022	132	131	—	132
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	6.04%	12/2022	128	128	—	128
Namely, Inc.	One stop	L + 7.50%	(a)	8.29% cash/1.25% PIK	06/2024	2,098	2,075	0.6	2,098
Namely, Inc.#	One stop	L + 6.25%		N/A(6)	06/2024	—	—	—	—
Namely, Inc.#(5)	One stop	L + 6.25%		N/A(6)	06/2024	—	(6)	—	—
Personify, Inc.	One stop	L + 5.75%	(c)	7.85%	09/2024	3,510	3,481	1.0	3,510
Personify, Inc.#	One stop	L + 5.75%	(c)	7.85%	09/2024	20	19	—	20
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)	6.29%	12/2024	1,230	1,219	0.4	1,230
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
RegEd Aquireco, LLC#	Senior loan	P + 3.25%	(f)	8.25%	12/2024	$29	$28	—%	$29
RegEd Aquireco, LLC#(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	(30)	—	—
Saba Software, Inc.	Senior loan	L + 4.50%	(b)	6.59%	05/2023	14,252	14,138	4.2	14,252
SnapLogic, Inc. (5)	One stop	L + 8.75%	(a)	5.29% cash/5.50% PIK	09/2024	3	(4)	—	3
SnapLogic, Inc. #(5)	One stop	L + 3.25%		N/A(6)	09/2024	—	(7)	—	(7)
SnapLogic, Inc. #	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	—
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	6.54%	12/2024	829	821	0.2	829
TI Intermediate Holdings, LLC#	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Transact Holdings, Inc.	Senior loan	L + 4.75%	(c)	7.01%	04/2026	765	754	0.2	761
Trintech, Inc.	One stop	L + 6.50%	(c)	8.76%	12/2023	2,114	2,096	0.6	2,114
Trintech, Inc.	One stop	L + 6.50%	(c)	8.76%	12/2023	1,052	1,042	0.3	1,052
Trintech, Inc. #	One stop	L + 6.50%	(c)	8.69%	12/2023	60	59	—	60
True Commerce, Inc.	One stop	L + 5.75%	(c)	7.85%	11/2023	1,311	1,300	0.4	1,311
True Commerce, Inc.#(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(1)	—	—
Upserve, Inc.#	One stop	L + 5.50%	(a)	7.54%	07/2023	908	903	0.3	908
Upserve, Inc.#	One stop	L + 5.50%	(a)	7.54%	07/2023	565	562	0.2	565
Upserve, Inc.#	One stop	L + 5.50%		N/A(6)	07/2023	—	—	—	—
Vector CS Midco Limited & Cloudsense Ltd.#(7)(8)(9)	One stop	L + 7.25%	(i)	5.30% cash/2.75% PIK	05/2024	1,916	1,898	0.5	1,802
Vector CS Midco Limited & Cloudsense Ltd.#(5)(7)(8)(9)	One stop	L + 4.50%		N/A(6)	05/2024	—	(1)	—	—
Workforce Software, LLC	One stop	L + 6.50%	(c)	7.76% cash/1.00% PIK	07/2025	10,900	10,689	3.1	10,791
Workforce Software, LLC#(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(2)	—	(1)
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	7,687	7,608	2.2	7,687
Diligent Corporation#	One stop	L + 5.50%	(c)	7.81%	04/2022	3,720	3,682	1.1	3,720
Diligent Corporation	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	1,943	1,928	0.6	1,943
Diligent Corporation#	One stop	L + 5.50%	(d)	7.73%	04/2022	1,365	1,314	0.4	1,365
Diligent Corporation#	One stop	L + 5.50%	(c)	7.81%	04/2022	957	947	0.3	957
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	7.64%	04/2022	721	708	0.2	721
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	275	274	0.1	275
Diligent Corporation#	One stop	L + 5.50%	(c)(d)	7.56%	04/2022	97	95	—	97
Silver Peak Systems, Inc.	One stop	L + 7.00%	(a)	9.03%	04/2024	1,461	1,442	0.4	1,462
Silver Peak Systems, Inc. #	One stop	L + 7.00%		N/A(6)	04/2024	—	—	—	—
						192,449	190,062	55.9	192,015

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Titan Fitness, LLC	One stop	L + 4.75%	(a)	6.88%	02/2025	$6,723	$6,663	2.0%	$6,723
Titan Fitness, LLC#(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(13)	—	—
Titan Fitness, LLC#(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(2)	—	—
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.35%	04/2021	6,649	6,597	1.9	6,515
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	8.35%	04/2021	3,628	3,605	1.0	3,555
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)(f)	8.38%	04/2021	3,160	3,140	0.9	3,097
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	8.35%	04/2021	3,121	3,101	0.9	3,058
Clarkson Eyecare LLC#	One stop	L + 6.25%	(c)	8.38%	04/2021	3,068	3,004	0.8	2,903
Clarkson Eyecare LLC	One stop	L + 6.25%	(c)	8.37%	04/2021	2,058	2,019	0.6	2,017
Imperial Optical Midco Inc.#	One stop	L + 4.75%	(b)(c)	6.87%	08/2023	1,459	1,439	0.4	1,445
Imperial Optical Midco Inc.#	One stop	L + 4.75%	(b)	6.86%	08/2023	753	745	0.2	746
Imperial Optical Midco Inc.#	One stop	L + 4.75%	(b)	6.84%	08/2023	577	543	0.2	542
Imperial Optical Midco Inc.#	One stop	L + 4.75%	(b)	6.84%	08/2023	490	485	0.1	486
Imperial Optical Midco Inc.#	One stop	L + 4.75%	(b)	6.90%	08/2023	446	441	0.1	442
Imperial Optical Midco Inc.#	One stop	L + 4.75%	(b)	6.84%	08/2023	148	147	—	147
Imperial Optical Midco Inc.#	One stop	L + 4.75%		N/A(6)	08/2023	—	—	—	—
PPV Intermediate Holdings II, LLC#	One stop	L + 7.90%	(c)	7.90% PIK	05/2020	798	787	0.2	798
PPV Intermediate Holdings II, LLC#	One stop	P + 4.00%	(f)	9.00%	05/2023	9	8	—	9
PPV Intermediate Holdings II, LLC#	One stop	N/A		7.90% PIK	05/2023	8	8	—	8
2nd Ave. LLC	One stop	L + 5.50%	(c)	7.65%	09/2025	1,390	1,377	0.4	1,377
2nd Ave. LLC#(5)	One stop	L + 5.50%		N/A(6)	09/2025	—	—	—	(1)
Jet Equipment & Tools Ltd.#(7)(8)(10)	One stop	L + 5.75%	(a)	7.70%	11/2024	4,300	4,254	1.2	4,250
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.75%	(a)	7.79%	11/2024	3,390	3,359	1.0	3,390
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.75%	(a)	7.79%	11/2024	1,042	1,033	0.3	1,042
Jet Equipment & Tools Ltd.#(5)(7)(8)(10)	One stop	L + 5.75%		N/A(6)	11/2024	—	(1)	—	—
Pet Supplies Plus, LLC	Senior loan	L + 4.50%	(a)	6.54%	12/2024	3,341	3,312	1.0	3,341
Pet Supplies Plus, LLC#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.25%	(c)	7.35%	10/2024	934	926	0.3	934
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.25%	(c)	7.35%	10/2024	677	671	0.2	677
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 5.25%		N/A(6)	10/2024	—	—	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC#(5)	One stop	L + 5.25%		N/A(6)	10/2024	—	(7)	—	—
Vermont Aus Pty Ltd#(7)(8)(11)	One stop	L + 5.75%	(j)	6.75%	12/2024	439	431	0.1	428
Vermont Aus Pty Ltd#(7)(8)(11)	One stop	L + 5.75%	(j)	6.75%	12/2024	10	7	—	10
						48,618	48,078	13.8	47,939

Total debt investments						$612,883	$604,888	177.7%	$610,195

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(13)(14)
Automobiles
Grease Monkey International, LLC#	LLC units	N/A	N/A	N/A	73	$73	0.1%	$159
Quick Quack Car Wash Holdings, LLC#	LLC units	N/A	N/A	N/A	—	93	—	108
						166	0.1	267
Biotechnology
BIO18 Borrower, LLC#	LLC units	N/A	N/A	N/A	141	246	0.1	304

Chemicals
Inhance Technologies Holdings LLC#	LLC units	N/A	N/A	N/A	—	34	—	22

Food & Staples Retailing
Mendocino Farms, LLC#	Common stock	N/A	N/A	N/A	59	257	0.1	257
Wood Fired Holding Corp.#	LLC units	N/A	N/A	N/A	103	103	—	102
Wood Fired Holding Corp.#	LLC units	N/A	N/A	N/A	103	—	—	—
Captain D's, LLC#	LLC interest	N/A	N/A	N/A	15	15	—	13
Ruby Slipper Cafe LLC, The#	LLC units	N/A	N/A	N/A	6	61	—	79
						436	0.1	451
Health Care Equipment & Supplies
Aspen Medical Products, LLC#	Common stock	N/A	N/A	N/A	—	17	—	17
CMI Parent Inc.#	LLC units	N/A	N/A	N/A	—	492	0.1	492
CMI Parent Inc.#	LLC units	N/A	N/A	N/A	5	5	—	5
Blue River Pet Care, LLC#	LLC units	N/A	N/A	N/A	—	207	0.1	207
						721	0.2	721
Health Care Providers & Services
CRH Healthcare Purchaser, Inc.#	LP interest	N/A	N/A	N/A	102	102	—	115
Elite Dental Partners LLC#	Common stock	N/A	N/A	N/A	—	161	0.1	136
ERG Buyer, LLC#	LLC units	N/A	N/A	N/A	—	165	—	104
ERG Buyer, LLC#	LLC units	N/A	N/A	N/A	2	2	—	—
Krueger-Gilbert Health Physics, LLC#	LLC interest	N/A	N/A	N/A	40	40	—	46
MD Now Holdings, Inc.#	LLC units	N/A	N/A	N/A	3	33	—	35
Summit Behavioral Healthcare, LLC#(14)	LLC interest	N/A	N/A	N/A	—	14	—	5
Summit Behavioral Healthcare, LLC#	LLC interest	N/A	N/A	N/A	—	—	—	—
Midwest Veterinary Partners, LLC#	LLC units	N/A	N/A	N/A	—	13	—	13
Midwest Veterinary Partners, LLC#	LLC units	N/A	N/A	N/A	3	—	—	—
						530	0.1	454
Health Care Technology
Caliper Software, Inc.#	Preferred stock	N/A	N/A	N/A	1	596	0.2	683
Caliper Software, Inc.#	Common stock	N/A	N/A	N/A	53	53	—	77
Caliper Software, Inc.#	Preferred stock	N/A	N/A	N/A	—	8	—	9
Connexin Software, Inc. #	LLC interest	N/A	N/A	N/A	26	26	—	37
						683	0.2	806

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Orchid Underwriters Agency, LLC#	LP interest	N/A	N/A	N/A	18	$18	—%	$23

IT Services
Centrify Corporation#	LP interest	N/A	N/A	N/A	—	170	0.1	139
Centrify Corporation#	LP interest	N/A	N/A	N/A	60	—	—	—
Appriss Holdings, Inc.#	Preferred stock	N/A	N/A	N/A	—	52	—	59
Episerver, Inc.#	Common stock	N/A	N/A	N/A	17	173	0.1	185
						395	0.2	383
Leisure Products
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	15	24	—	28
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	10	16	—	19
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	9	13	—	15
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	8	12	—	13
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	3	5	—	6
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	—	—	—	1
						70	—	82
Professional Services
Net Health Acquisition Corp.#	LP interest	N/A	N/A	N/A	—	126	0.1	133
Nexus Brands Group, Inc.#	LP interest	N/A	N/A	N/A	—	40	—	41
						166	0.1	174
Real Estate Management & Development
Property Brands, Inc.#	LLC units	N/A	N/A	N/A	11	106	0.1	142

Road & Rail
Internet Truckstop Group LLC#	LP interest	N/A	N/A	N/A	146	146	0.1	157

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2019
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Astute Holdings, Inc. #	LP interest	N/A	N/A	N/A	—	$83	—%	$102
Calabrio, Inc. #	Common stock	N/A	N/A	N/A	58	444	0.1	444
Cloudbees, Inc.#	Preferred stock	N/A	N/A	N/A	15	93	—	93
Cloudbees, Inc.#	Warrant	N/A	N/A	N/A	19	27	—	49
Confluence Technologies, Inc.#	LLC interest	N/A	N/A	N/A	—	32	—	58
Digital Guardian, Inc.#	Preferred stock	N/A	N/A	N/A	725	87	—	85
Digital Guardian, Inc.#	Warrant	N/A	N/A	N/A	248	43	—	46
Digital Guardian, Inc.#	Preferred stock	N/A	N/A	N/A	150	27	—	29
Digital Guardian, Inc.#	Warrant	N/A	N/A	N/A	25	4	—	8
GS Acquisitionco, Inc.#(14)	LP interest	N/A	N/A	N/A	—	44	—	75
MetricStream, Inc.#	Warrant	N/A	N/A	N/A	44	67	—	67
Namely, Inc.#	Warrant	N/A	N/A	N/A	8	14	—	13
Personify, Inc.#	LLC units	N/A	N/A	N/A	145	145	0.1	216
Pride Midco, Inc.#	Preferred stock	N/A	N/A	N/A	1	556	0.2	629
RegEd Aquireco, LLC#	LP interest	N/A	N/A	N/A	—	70	—	75
RegEd Aquireco, LLC#	LP interest	N/A	N/A	N/A	1	—	—	6
SnapLogic, Inc. #	Preferred stock	N/A	N/A	N/A	43	108	—	108
SnapLogic, Inc. #	Warrant	N/A	N/A	N/A	16	6	—	6
Silver Peak Systems, Inc. #	Warrant	N/A	N/A	N/A	17	6	—	6
						1,856	0.4	2,115
Specialty Retail
PPV Intermediate Holdings II, LLC#	LLC interest	N/A	N/A	N/A	72	72	—	69
2nd Ave. LLC#	LP interest	N/A	N/A	N/A	157	157	0.1	157
Jet Equipment & Tools Ltd.#(7)(8)(10)	LLC units	N/A	N/A	N/A	—	173	0.1	263
Pet Supplies Plus, LLC#	LLC units	N/A	N/A	N/A	34	34	—	49
Sola Franchise, LLC and Sola Salon Studios, LLC#	LLC units	N/A	N/A	N/A	1	88	0.1	129
Sola Franchise, LLC and Sola Salon Studios, LLC#	LLC units	N/A	N/A	N/A	—	18	—	26
						542	0.3	693

Total equity investments						$6,115	2.0%	$6,794

Total investments					$612,883	$611,003	179.7%	$616,989

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			1.81% (15)			$2,925	0.9%	$2,925
Total money market funds						$2,925	0.9%	$2,925

Total investments and money market funds						$613,928	180.6%	$619,914

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

Assets related to transactions that do not meet ASC Topic 860 - Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including GBDC 3 Holdings and GBDC 3 Funding, that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC 3 (or any affiliate of GBDC 3).

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

Refer to Note 6. Forward Currency Contracts for more information regarding the forward currency contracts.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the years ended September 30, 2020, 2019, and 2018, interest income included $3,327, $1,348, and $318, respectively, of accretion of discounts. For the years ended September 30, 2020, 2019, and 2018, the Company received loan origination fees of $6,508, $7,180, and $1,838 respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2020, 2019, and 2018, the Company capitalized PIK interest of $1,746, $334, and $7, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the years ended September 30, 2020, 2019, and 2018, fee income included $280, $122, and $131, respectively, of prepayment premiums, which fees are non-recurring.

For the years ended September 30, 2020, 2019, and 2018, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $58,134, $27,976, and $4,173 respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the years ended September 30, 2020, 2019, and 2018, the Company recorded dividend income of $4, $102, and $0, respectively, and no return of capital distributions.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2020 and 2019, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2020 and 2019, the Company did not incur U.S. federal excise tax. For the year ended September 30, 2018, the Company incurred U.S. federal excise tax of $1.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2020. The Company's tax returns for the 2017 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2020 and 2019, the Company had deferred debt issuance costs of $1,191 and $1,770, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the years ended September 30, 2020, 2019, and 2018 was $1,192, $712, and $95, respectively.

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

As of September 30, 2020 and 2019, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of September 30, 2020		As of September 30, 2019
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$921,786	$507,353	$527,509	$334,916

As of September 30, 2020 and 2019, the ratio of total contributed capital to total capital subscriptions was 55.0% and 63.5%, respectively, and the Company had uncalled capital commitments of $414,433 and $192,593, respectively. During the year ended September 30, 2019, the Company reached agreements to cancel undrawn subscriptions totaling $9,125 in the aggregate.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the shares of GBDC 3 common stock issued for the years ended September 30, 2020, 2019 and 2018:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the year ended September 30, 2018
Issuance of shares	10/16/17	247,466.664	15.00	3,712
Issuance of shares	11/10/17	123,733.336	15.00	1,856
Issuance of shares	12/04/17	123,733.336	15.00	1,856
Issuance of shares	12/21/17	421,200.000	15.00	6,317
Issuance of shares	12/29/17	140,400.003	15.00	2,106
Issuance of shares	01/29/18	230,700.004	15.00	3,461
Issuance of shares	02/23/18	461,399.996	15.00	6,921
Issuance of shares	03/29/18	461,399.996	15.00	6,921
Issuance of shares	05/25/18	565,739.988	15.00	8,486
Issuance of shares	06/22/18	565,739.988	15.00	8,486
Issuance of shares	06/25/18	1,131,480.012	15.00	16,973
Issuance of shares	08/13/18	1,254,480.015	15.00	18,817
Shares issued for capital drawdowns		5,727,473.338	$15.00	$85,912

Issuance of shares (1)	12/28/17	1,663.021	15.00	25
Issuance of shares (1)	02/26/18	6,975.468	15.00	105
Issuance of shares (1)	05/23/18	19,210.720	15.00	288
Issuance of shares (1)	07/24/18	41,371.360	15.00	621
Issuance of shares (1)	09/28/18	17,608.726	15.00	264
Shares issued through DRIP		86,829.295	$15.00	$1,303

Shares issued for the year ended September 30, 2019
Issuance of shares	10/15/18	659,020.644	15.00	9,885
Issuance of shares	10/26/18	988,531.000	15.00	14,828
Issuance of shares	11/26/18	988,531.000	15.00	14,828
Issuance of shares	12/17/18	2,306,572.356	15.00	34,599
Issuance of shares	03/18/19	1,344,241.361	15.00	20,163
Issuance of shares	04/01/19	1,344,241.361	15.00	20,164
Issuance of shares	05/03/19	1,722,278.305	15.00	25,834
Issuance of shares	05/31/19	1,377,822.695	15.00	20,667
Issuance of shares	06/14/19	1,360,489.362	15.00	20,408
Issuance of shares	07/12/19	1,733,778.300	15.00	26,008
Issuance of shares	08/19/19	1,387,022.700	15.00	20,805
Issuance of shares	09/09/19	1,387,022.700	15.00	20,805
Shares issued for capital drawdowns		16,599,551.784		$248,994
Issuance of shares (1)	11/27/18	49,178.285	15.00	738
Issuance of shares (1)	12/28/18	53,153.132	15.00	797
Issuance of shares (1)	02/27/19	64,472.390	15.00	967

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Issuance of shares (1)	05/24/19	64,642.391	15.00	970
Issuance of shares (1)	07/26/19	168,566.100	15.00	2,528
Issuance of shares (1)	09/27/19	80,123.196	15.00	1,201
Shares issued through DRIP		480,135.494		$7,201

Shares issued for the year ended September 30, 2020
Issuance of shares	10/14/19	1,900,611.630	15.00	28,509
Issuance of shares	11/18/19	1,900,611.628	15.00	28,509
Issuance of shares	12/19/19	2,660,856.371	15.00	39,913
Issuance of shares	03/30/20	3,205,196.000	15.00	48,078
Issuance of shares	09/11/20	1,868,112.564	14.68	27,429	(2)
Shares issued for capital drawdowns		11,535,388.193		$172,438
Issuance of shares (1)	11/26/19	185,724.541	15.00	2,786
Issuance of shares (1)	12/27/19	173,246.102	15.00	2,599
Issuance of shares (1)	02/26/20	170,062.979	15.00	2,551
Issuance of shares (1)	05/22/20	123,254.899	13.64	1,681	(2)
Issuance of shares (1)	07/24/20	89,404.010	14.68	1,312	(2)
Issuance of shares (1)	08/21/20	217,078.831	14.68	3,187	(2)
Shares issued through DRIP		958,771.362		$14,116

(1)Shares issued through the DRIP.
(2)Proceeds reflect unrounded NAV per share multiplied by number of shares issued.

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

For the years ended September 30, 2020, 2019, and 2018, the base management fees incurred by the Company were $11,077, $4,861, and $704, respectively, and the base management fees irrevocably waived by the Investment Adviser were $3,021, $1,326, and $192, respectively.

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

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed ‘‘hurdle rate’’ of 1.5% quarterly. If market interest rates rise, it is possible that the Company will be able to invest funds in debt instruments that provide for a higher return, which would increase the Company’s Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Income Incentive Fee. Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of the Company’s total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) used to calculate the base management fee.

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

For the years ended September 30, 2020, 2019, and 2018, the Income Incentive Fee incurred was $5,071, $3,595, and $445, respectively.

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

For the years ended September 30, 2020, 2019, and 2018, the Income Incentive Fee irrevocably waived by the Investment Adviser was $808, $640, and $80, respectively.

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

The Capital Gain Incentive Fee is calculated on a cumulative basis from September 29, 2017 through the end of each calendar year or termination of the Investment Advisory Agreement. For periods ending on or prior to the date of the

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

closing of a Liquidity Event, the Investment Adviser has agreed to irrevocably waive that portion of the Capital Gain Incentive Fee, calculated as described above, in excess of 15.0% of the Capital Gain Incentive Fee Base, provided that any amounts so waived shall be deemed paid to the Investment Adviser for purposes of determining the Capital Gain Incentive Fee payable after the closing of a public offering or listing. For the year ended September 30, 2020, the reversal of the Capital Gain Incentive Fee waiver was $221. For the years ended September 30, 2019 and 2018, the accrual for the Capital Gain Incentive Fee waiver was $166 and $54, respectively.

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

For the year ended September 30, 2020, the reversal of the Capital Gain Incentive Fee was $883. For the years ended September 30, 2019 and 2018, the Capital Gain Incentive Fee incurred was $666 and $218, respectively.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of September 30, 2020 and 2019.

As of September 30, 2020 and 2019, included in management and incentive fees payable on the Consolidated Statements of Financial Condition was $0 and $663, respectively, for accruals for the capital gain incentive fee (net of waiver) under GAAP, none of which was payable pursuant to the Investment Advisory Agreement.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the years ended September 30, 2020, 2019, and 2018, the Company deposited $1,273, $670, and $27, respectively, into the Escrow Account.

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

As of September 30, 2020 and 2019, included in accounts payable and accrued expenses is $328 and $219, respectively, for accrued allocated shared services under the Administration Agreement.

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

The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2020, 2019, and 2018 were $821, $707, and $621, respectively. As of September 30, 2020 and 2019, included in accounts payable and accrued expenses were $237 and $173, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. On October 1, 2018, GCOP LLC, entered into an additional Subscription Agreement for $10,000. On January 1, 2020, GCOP LLC, entered into an additional Subscription

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Agreement for $13,000. As of September 30, 2020, GCOP LLC has an aggregate commitment of $23,011. As of September 30, 2020, the Company has issued 625,862.114 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $8,688 and has also issued 45,641.400 shares to GCOP LLC through the DRIP.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of September 30, 2020, the Company has issued 1,834,523.315 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27,500.

On October 2, 2017, the Company entered into an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) with a maximum credit limit of $40,000 and with an expiration date of October 2, 2020. On June 28, 2019, the Company and the Investment Adviser amended the Adviser Revolver to increase the borrowing capacity from $40,000 to $100,000. On August 15, 2019, the Company and the Investment Adviser entered into a second amendment to the Adviser Revolver to increase the borrowing capacity from $100,000 to $125,000. On October 28, 2019, the Company amended the Adviser Revolver to decrease the borrowing capacity from $125,000 to $40,000. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

Note 5.    Investments

Investments as of September 30, 2020 and 2019 consisted of the following:

	As of September 30, 2020			As of September 30, 2019
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$178,191	$176,117	$175,635	$97,133	$95,943	$96,765
One stop	710,463	701,468	695,156	511,850	505,134	509,530
Second lien	4,806	4,734	4,805	3,898	3,811	3,898
Subordinated debt	37	36	46	2	—	2
Equity	N/A	9,140	11,209	N/A	6,115	6,794
Total	$893,497	$891,495	$886,851	$612,883	$611,003	$616,989

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

	As of September 30, 2020		As of September 30, 2019
Amortized Cost:
United States
Mid-Atlantic	$231,185	25.9%	$144,732	23.7%
Midwest	163,767	18.4	158,842	26.0
Northeast	51,446	5.8	24,902	4.1
Southeast	175,793	19.7	117,930	19.3
Southwest	99,900	11.2	63,330	10.4
West	144,013	16.1	86,421	14.1
Canada	12,810	1.4	12,511	2.0
United Kingdom	2,038	0.2	1,897	0.3
Australia	462	0.1	438	0.1
Luxembourg	7,626	0.9	—	—
Andorra	2,455	0.3	—	—
Total	$891,495	100.0%	$611,003	100.0%
Fair Value:
United States
Mid-Atlantic	$232,216	26.2%	$146,386	23.7%
Midwest	161,171	18.2	159,689	25.9
Northeast	51,231	5.8	25,284	4.1
Southeast	173,860	19.6	118,977	19.3
Southwest	98,257	11.1	64,246	10.4
West	145,224	16.4	87,448	14.1
Canada	12,969	1.4	12,719	2.1
United Kingdom	2,029	0.2	1,802	0.3
Australia	490	0.0 *	438	0.1
Luxembourg	7,020	0.8	—	—
Andorra	2,384	0.3	—	—
Total	$886,851	100.0%	$616,989	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2020 and 2019 were as follows:

	As of September 30, 2020		As of September 30, 2019
Amortized Cost:
Airlines	$7,626	0.9%	$—	—%
Auto Components	666	0.1%	672	0.1
Automobiles	10,291	1.2	7,892	1.3
Beverages	5,289	0.6	5,326	0.8
Biotechnology	3,702	0.4	2,009	0.3
Chemicals	3,286	0.4	2,895	0.5
Commercial Services and Supplies	31,478	3.5	8,308	1.4
Containers and Packaging	4,264	0.5	—	—
Diversified Consumer Services	2,587	0.3	1,854	0.3
Diversified Financial Services	20,926	2.3	18,668	3.0
Electronic Equipment, Instruments and Components	19,900	2.2	—	—
Food and Staples Retailing	7,241	0.8	5,586	0.9
Food Products	435	—	435	0.1
Health Care Technology	55,722	6.3	70,270	11.5
Healthcare Equipment & Supplies	26,339	3.0	22,461	3.7
Health Care Providers & Services	57,621	6.5	33,718	5.5
Hotels, Restaurants and Leisure	60,943	6.8	44,304	7.2
Household Durables	1,666	0.2	—	—
Household Products	1,224	0.1	951	0.2
Industrial Conglomerates	1,611	0.2	980	0.2
Insurance	37,600	4.2	26,073	4.3
Internet and Catalog Retail	2,360	0.3	2,306	0.4
IT Services	101,354	11.4	45,845	7.5
Leisure Products	2,486	0.3	1,996	0.3
Machinery	7,221	0.8	6,449	1.1
Oil, Gas and Consumable Fuels	28,604	3.2	15,194	2.5
Paper and Forest Products	2,016	0.2	2,052	0.3
Pharmaceuticals	4,834	0.5	—	—
Professional Services	6,280	0.7	5,338	0.9
Real Estate Management and Development	25,013	2.8	30,808	5.0
Road and Rail	8,030	0.9	8,075	1.3
Software	291,706	32.7	191,918	31.4
Specialty Retail	48,408	5.4	48,620	8.0
Textiles, Apparel and Luxury Goods	2,766	0.3	—	—
Total	$891,495	100.0%	$611,003	100.0%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2020		As of September 30, 2019
Fair Value:
Airlines	$7,020	0.8%	$—	—%
Auto Components	655	0.1	675	0.1
Automobiles	10,547	1.2	8,039	1.3
Beverages	5,162	0.6	5,378	0.9
Biotechnology	3,885	0.4	2,109	0.3
Chemicals	3,105	0.3	2,916	0.5
Commercial Services and Supplies	30,473	3.4	8,418	1.4
Containers and Packaging	4,233	0.5	—	—
Diversified Consumer Services	2,525	0.3	1,881	0.3
Diversified Financial Services	20,991	2.4	18,907	3.1
Electronic Equipment, Instruments and Components	20,374	2.3	—	—
Food and Staples Retailing	6,882	0.8	5,655	0.9
Food Products	403	0.0 *	400	0.1
Health Care Technology	55,131	6.2	70,961	11.5
Healthcare Equipment and Supplies	26,171	2.9	22,471	3.6
Healthcare Providers and Services	57,068	6.4	33,866	5.5
Hotels, Restaurants and Leisure	58,146	6.6	44,651	7.2
Household Durables	1,701	0.2	—	—
Household Products	1,233	0.1	960	0.2
Industrial Conglomerates	1,583	0.2	986	0.2
Insurance	37,869	4.3	26,661	4.3
Internet and Catalog Retail	2,258	0.2	2,326	0.4
IT Services	101,140	11.4	46,114	7.5
Leisure Products	2,239	0.3	2,030	0.3
Machinery	6,675	0.8	6,591	1.1
Oil, Gas and Consumable Fuels	28,077	3.2	15,414	2.5
Paper and Forest Products	1,927	0.2	2,048	0.3
Pharmaceuticals	4,878	0.6	—	—
Professional Services	6,238	0.7	5,377	0.9
Real Estate Management and Development	24,361	2.7	31,118	5.0
Road and Rail	8,166	0.9	8,275	1.3
Software	294,066	33.2	194,130	31.4
Specialty Retail	48,880	5.5	48,632	7.9
Textiles, Apparel and Luxury Goods	2,789	0.3	—	—
Total	$886,851	100.0%	$616,989	100.0%

*	Represents an amount less than 0.1%

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2020 and 2019, the Company had $109,375 and $109,375, respectively, of LLC equity interest subscriptions to GBDC 3 SLF, none of which were funded as of each September 30, 2020 and 2019 as GBDC 3 SLF has not yet commenced operations.

Note 6.    Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies.

The outstanding forward currency contracts as of September 30, 2020 and 2019 were as follows:

As of September 30, 2020
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	$152	$—
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	43	—
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	—	(77)
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	—	(70)
						$195	$(147)

As of September 30, 2019
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	$251	$—
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	23	—
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	—	(34)
						$274	$(34)

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

The following table is intended to provide additional information about the effect of the forward foreign currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of September 30, 2020 and 2019.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

September 30, 2020
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$195	$(147)	$48	$—	$48

As of September 30, 2019
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$274	$(34)	$240	$—	$240

(1)In some instances, the actual collateral pledged may be more than the amount shown due to overcollateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

The impact of derivative transactions for the years ended September 30, 2020 and 2019 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	For the year ended September 30,
	2020	2019
Foreign exchange	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	For the year ended September 30,
	2020	2019
Foreign exchange	$(192)	$240

The following table is a summary of the average outstanding daily volume for forward currency contracts for the years ended September 30, 2020 and 2019:

Average U.S. Dollar notional outstanding	For the year ended September 30,
	2020(1)	2019(1)
Forward currency contracts	$12,406	$10,676

(1) Based on ending daily U.S. Dollar notional exposure for the year ended September 30, 2020 and the period from June 10, 2019 to September 30, 2019. The Company did not hold any derivative instruments prior to June 10, 2019.

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the years ended September 30, 2020 and 2019. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2020 and 2019, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2020 and 2019:

As of September 30, 2020	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$875,642	$875,642
Equity investments(1)	—	—	11,209	11,209
Money market funds(1)(2)	8,705	—	—	8,705
Forward currency contracts	—	195	—	195
Total assets, at fair value:	$8,705	$195	$886,851	$895,751
Liabilities, at fair value:
Forward currency contracts	$—	$(147)	$—	$—
Total liabilities, at fair value:	$—	$(147)	$—	$—

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2019	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$610,195	$610,195
Equity investments(1)	—	—	6,794	6,794
Money market funds(1)(2)	2,925	—	—	2,925
Forward currency contracts	—	274	—	274
Total assets, at fair value:	$2,925	$274	$616,989	$620,188
Liabilities, at fair value:
Forward currency contracts	$—	$(34)	$—	$(34)
Total liabilities, at fair value:	$—	$(34)	$—	$(34)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the years ended September 30, 2020 and 2019 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of September 30, 2020 and 2019 was $(9,899) and $4,686, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2020 and 2019:

	For the year ended September 30, 2020
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$610,195	$6,794	$616,989
Net change in unrealized appreciation (depreciation) on investments	(12,021)	1,390	(10,631)
Realized gain (loss) on investments	(892)	(101)	(993)
Funding of (proceeds from) revolving loans, net	808	—	808
Fundings of investments	400,125	3,198	403,323
PIK interest	1,746	—	1,746
Proceeds from principal payments and sales of portfolio investments	(127,646)	(72)	(127,718)
Accretion of discounts and amortization of premiums	3,327	—	3,327
Fair value, end of period	$875,642	$11,209	$886,851

	For the year ended September 30, 2019
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$141,576	$2,083	$143,659
Net change in unrealized appreciation (depreciation) on investments	3,850	554	4,404
Realized gain (loss) on investments	1	3	4
Funding of (proceeds from) revolving loans, net	1,968	—	1,968
Fundings of investments	481,775	4,612	486,387
PIK interest	334	—	334
Proceeds from principal payments and sales of portfolio investments	(20,657)	(458)	(21,115)
Accretion of discounts and amortization of premiums	1,348	—	1,348
Fair value, end of period	$610,195	$6,794	$616,989

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2020 and 2019:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$174,919	Market rate approach	Market interest rate	3.7% - 17.7% (5.7%)
		Market comparable companies	EBITDA multiples	4.4x - 20.0x (15.0x)
	716	Market comparable companies	Broker/ Dealer bids or quotes	N/A
One stop loans(2)	$695,156	Market rate approach	Market interest rate	1.0% - 15.7% (7.5%)
		Market comparable companies	EBITDA multiples	6.0x - 27.0x (15.4x)
		Market comparable companies	Revenue multiples	3.5x - 16.2x (7.0x)
Subordinated debt and second lien loans(3)	$4,851	Market rate approach	Market interest rate	6.0% - 12.0% (10.9%)
		Market comparable companies	EBITDA multiples	11.5x - 21.3x (19.5x)
		Market comparable companies	Revenue multiples	4.0x - 8.5x (8.3x)
Equity(4)	$11,209	Market comparable companies	EBITDA multiples	7.0x - 24.0x (15.3x)
			Revenue multiples	3.5x - 16.2x (8.8x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $532,648 and $162,508 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $4,805 and $46 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(4)The Company valued $8,221 and $2,988 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt and other short-term borrowings as of September 30, 2020 and 2019.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2020		As of September 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$380,791	$380,791	$270,644	$270,644
Other short-term borrowings	—	—	16,366	16,366

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of September 30, 2020, the Company’s asset coverage for borrowed amounts was 238.7%.

Adviser Revolver: On October 2, 2017, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of October 2, 2020. On June 28, 2019, the Company and the Investment Adviser amended the Adviser Revolver to increase the borrowing capacity from $40,000 to $100,000. On August 15, 2019, the Company and the Investment Adviser entered into a second amendment to the Adviser Revolver to increase the borrowing capacity from $100,000 to $125,000. On October 28, 2019, the Company entered into a third amendment to the Adviser Revolver, which decreased the borrowing capacity from $125,000 to $40,000. Other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of September 30, 2020 was 0.1%. As of September 30, 2020 and 2019, the Company had $0 and $3,500, respectively, of outstanding debt under the Adviser Revolver.

For the years ended September 30, 2020, 2019 and 2018, the Company had borrowings on the Adviser Revolver of $16,000, $147,500, and $38,250, respectively, and repayments on the Adviser Revolver of $19,500, $144,000, and $38,250, respectively.

For the years ended September 30, 2020, 2019 and 2018, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	For the year ended September 30,
	2020	2019	$2,019	2018
Stated interest expense	$17	$373		$42
Cash paid for interest expense	270	119		42
Annualized average stated interest rate	1.7%	2.0%		1.6%
Average outstanding balance	$970	$18,810		$2,614

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

As of September 30, 2020 and 2019, the Company had no outstanding debt under the SMBC Revolver. For the years ended September 30, 2020, 2019 and 2018, the Company had borrowings on the SMBC Revolver of $0, $172,900, and $176,200, respectively, and repayments on the SMBC Revolver of $0, $231,400, and $117,700, respectively.

For the years ended September 30, 2020, 2019 and 2018, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

	For the year ended September 30,
	2020	2019	2018
Stated interest expense	$—	$1,393	$602
Facility fees	—	21	23
Amortization of debt issuance costs	—	497	95
Total interest and other debt financing expenses	$—	$1,911	$720
Cash paid for interest expense	$—	$1,549	$489
Annualized average stated interest rate	N/A	5.0%	3.7%
Average outstanding balance	$—	$27,797	$16,332

SB Revolver: On February 4, 2019, the Company entered into a revolving credit agreement (as amended, the “SB Revolver”) with Signature Bank (“SB”), as administrative agent and a lender, which allowed the Company to borrow up to $175,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of February 4, 2021. On April 8, 2019, the Company entered into an amendment to the SB Revolver with SB which increased the borrowing capacity under the SB Revolver to $225,000 from $175,000. Other material terms of the SB Revolver were unchanged. On May 31, 2019, the Company amended the SB Revolver to permit borrowings in foreign currencies. On February 7, 2020, the Company, together with GBDC 3 Funding II entered into an amendment to the SB Revolver (the “SB Revolver Amendment”). The SB Revolver Amendment amended the SB Revolver to, among other things, increase the borrowing capacity under the SB Revolver to $275,000 from $225,000 and increase the borrowing base against which the Company may borrow through April 7, 2020, after which the borrowing base reverts to the terms applicable to the Company prior to the SB Revolver Amendment. The other material terms of the SB Revolver were unchanged. As of September 30, 2020, the Company could borrow up to $275,000.

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

As of September 30, 2020 and 2019, the Company had outstanding debt under the SB Revolver of $230,484 and $144,444, respectively. For the years ended September 30, 2020, 2019 and 2018, the Company had borrowings on the SB Revolver of $369,943, $413,433, and $0, respectively, and repayments on the SB Revolver of $283,903, $268,989, and $0, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the years ended September 30, 2020, 2019 and 2018, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the SB Revolver were as follows:

	For the year ended September 30,
	2020	2019	2018
Stated interest expense	$4,812	$3,707	$—
Facility fees	89	57	—
Amortization of debt issuance costs	752	190	—
Total interest expense	$5,653	$3,954	$—
Cash paid for interest expense	$5,002	$3,466	$—
Annualized average stated interest rate	2.4%	3.7%	N/A
Average outstanding balance	$198,943	$101,405	$—

DB Credit Facility: On September 10, 2019 (the “Effective Date”), the Company and GBDC 3 Funding, entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. As of September 30, 2020, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $250,000, subject to leverage and borrowing base restrictions. The period during which GBDC 3 Funding may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through September 10, 2022 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default.

As of September 30, 2020, the DB Credit Facility bears interest at the applicable base rate plus 2.00% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

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

As of September 30, 2020 and 2019, the Company had outstanding debt under the DB Credit Facility of $150,307 and $122,700, respectively. For the years ended September 30, 2020, 2019 and 2018, the Company had borrowings

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

on the DB Credit Facility of $209,306, $122,700, and $0, respectively, and repayments on the DB Credit Facility of $181,745, $0, and $0, respectively.

For the years ended September 30, 2020, 2019 and 2018, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	For the year ended September 30,
	2020	2019	2018
Stated interest expense	$5,185	$169	$—
Facility fees	857	63	—
Amortization of debt issuance costs	440	25	—
Total interest expense	$6,482	$257	$—
Cash paid for interest expense	$5,313	$—	$—
Annualized average stated interest rate	3.2%	4.2%	N/A
Average outstanding balance	$162,513	$4,057	$—

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

As of September 30, 2020, the Company had no short-term borrowings. As of September 30, 2019, the Company had $16,366 of short-term borrowings and the fair value of the loan associated with the short-term borrowings was $16,202. For the years ended September 30, 2020 and 2019, the annualized effective interest rate on short-term borrowings was 4.9% and 4.8%, respectively, and interest expense was $155 and $208, respectively. The net change in unrealized appreciation (depreciation) for the years ended September 30, 2020 and 2019, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $0 and $0, respectively.

For the years ended September 30, 2020, 2019 and 2018, the average total debt outstanding (including the debt under the Adviser Revolver, SMBC Revolver, SB Revolver, and DB Credit Facility) was $365,561, $156,352, and $18,946, respectively.

For the years ended September 30, 2020, 2019 and 2018, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 3.4%, 4.3% and 3.4%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2020 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$230,484	$230,484	$—	$—	$—
DB Credit Facility	150,307	—	150,307	—	—
Total borrowings	$380,791	$230,484	$150,307	$—	$—

Note 9. Federal Income Tax Matters

The Company has elected to be treated and intends to be subject to tax as a RIC under Subchapter M of the Code. As a result, the Company must distribute substantially all of its net taxable income each tax year as dividends to its stockholders. Accordingly, no provision for federal income tax has been made in the financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets.

The following permanent differences were reclassified among the components of net assets for the years ended September 30, 2020, 2019 and 2018:

	Years ended September 30,
	2020		2019		2018
Increase/(decrease) in Paid in Capital in Excess of Par	$—	*	$—	*	$(1)
Increase/(decrease) in Distributable Earnings (Losses)	—	*	—	*	1

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

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2020, 2019 and 2018:

	Years ended September 30,
	2020	2019		2018
Net increase in net assets resulting from operations	$25,546	$21,238		$4,068
Net change in unrealized (appreciation) depreciation on investment transactions	10,867	(4,644)		(1,582)
Other income not currently taxable	(742)	(137)		—
Expenses not currently deductible	55	554		215
Other income for tax but not book	5	—		3
Other deductions/losses for tax not book	(191)	(16)		—
Other realized gain/loss differences	1,008	111		—	*
Capital loss carryforward	—	—	*	—	*
Taxable income before deductions for distributions	$36,548	$17,106		$2,704
*Represents an amount less than $1

.

The tax character of distributions paid during the years ended September 30, 2020, 2019 and 2018 were as follows:

	Years ended September 30,
	2020	2019	2018
Ordinary Income	$32,322	$16,357	$2,508
Long-Term Capital Gains	22	—	—

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2020, 2019 and 2018 were as follows:

	Years ended September 30,
	2020	2019	2018
Undistributed ordinary income – tax basis	$5,156	$917	$190
Undistributed realized gains – tax basis	—	22	—
Net unrealized appreciation on investments	(4,682)	6,271	1,585
Other temporary differences	(830)	(7,209)	(1,774)
Total accumulated earnings (loss) – book basis	$(356)	$1	$1

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2020, the Company estimates that it will not have a capital loss carryforward available for use in subsequent tax years. Because of loss limitation rules of the Code, some of the tax basis capital losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2020, the Company elected to defer short-term capital losses and long-term capital losses of $0 and $657, respectively. The Company has not incurred any qualified late year ordinary losses after December 31, 2019. For each of the years ended September 30, 2019 and 2018, the Company did not make an election to defer any portion of a post-October capital loss or late-year ordinary loss to subsequent fiscal years.

For the tax year ended September 30, 2020, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders during the following twelve month period. The amount carried forward to 2021 is estimated to be approximately $5,156, although this amount will not be finalized until the 2020 tax returns are filed in 2021.

As of September 30, 2020, the Federal tax cost of investments was $891,537 resulting in estimated gross unrealized gains and losses of $9,692 and $14,378, respectively.

Note 10. Commitments and Contingencies

Commitments: As of September 30, 2020, the Company had outstanding commitments to fund investments totaling $92,118, including $9,691 of commitments on undrawn revolvers. As of September 30, 2019, the Company had outstanding commitments to fund investments totaling $107,199. As described in Note 5, the Company had commitments of up to $109,375 and $109,375, respectively, to GBDC 3 SLF as of each of September 30, 2020 and 2019 which could be contributed primarily for the purpose of funding new investments approved by the GBDC 3 SLF investment committee. As of September 30, 2020, GBDC 3 SLF has not yet commenced operations.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of September 30, 2020 and 2019. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Years ended September 30,
	2020	2019	2018
Net asset value at beginning of period	$15.00	$15.00	$15.00
Distributions declared:(2)
From net investment income	(0.86)	(1.42)	(1.47)
From capital gains	0.00 ^	—	—
Net investment income	1.22	1.19	1.04
Net realized gain (loss) on investment transactions	(0.03)	0.01	—
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.36)	0.22	0.43
Net asset value at end of period	$14.97	$15.00	$15.00
Total return based on net asset value per share(4)	5.78%	9.85%	10.26%
Number of common shares outstanding	35,388,849.466	22,894,689.911	5,815,002.633

	Years ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2020	2019	2018
Ratio of net investment income to average net assets	8.36%	7.93%	6.92%
Ratio of total expenses to average net assets	6.71%	8.37%	8.21%
Ratio of management fee waiver to average net assets	(0.68)%	(0.64)%	(0.53)%
Ratio of incentive fee waiver to average net assets	(0.13)%	(0.39)%	(0.37)%
Ratio of professional fees waiver to average net assets	—%	—%	(0.31)%
Ratio of net expenses to average net assets	5.90%	7.34%	7.00%
Ratio of incentive fees to average net assets	0.94%	2.06%	1.84%
Ratio of total expenses (without incentive fees) to average net assets	5.77%	6.31%	6.37%
Total return based on average net asset value(5)	5.71%	10.27%	11.32%
Net assets at end of period	$529,617	$343,420	$87,225
Average debt outstanding	$365,561	$156,352	$18,946
Average debt outstanding per share	$10.33	$6.83	$3.26
Portfolio Turnover	16.07%	5.84%	14.67%
Asset coverage ratio(6)	238.66%	219.29%	248.76%
Asset coverage ratio per unit(7)	$2,387	$2,193	$2,488
Average market value per unit (8):
SMBC Revolver	N/A	N/A	N/A
SB Revolver	N/A	N/A	N/A
DB Credit Facility	N/A	N/A	N/A
Adviser Revolver	N/A	N/A	N/A
Other short-term borrowings	N/A	N/A	N/A

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

(5)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(6)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.
(7)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(8)Not applicable because such senior securities are not registered for public trading.

Note 12. Earnings Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the years ended September 30, 2020, 2019 and 2018:

	Years ended September 30,
	2020	2019	2018
Earnings available to stockholders	$25,546	$21,238	$4,068
Basic and diluted weighted average shares outstanding	30,664,150	13,815,588	2,401,151
Basic and diluted earnings per share	$0.83	$1.54	$1.69

Note 13. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the years ended September 30, 2020, 2019 and 2018:

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the year ended September 30, 2020
08/06/2019	10/18/2019	12/27/2019	24,795,301.540	$0.0974	$2,415
11/22/2019	11/28/2019	12/27/2019	26,881,637.710	0.1310	3,522
11/22/2019	12/20/2019	02/26/2020	29,542,494.081	0.1079	3,188
11/22/2019	01/21/2020	02/26/2020	29,715,740.183	0.0876	2,604
02/04/2020	02/25/2020	05/22/2020	29,715,740.183	0.1280	3,805
02/04/2020	04/29/2020	07/24/2020	33,090,999.162	0.0919	3,043
08/04/2020	08/20/2020	08/21/2020	33,303,658.070	0.2200	7,326
Total dividends declared for the year ended September 30, 2020					$25,903

For the year ended September 30, 2019
08/07/2018	10/17/2018	12/28/2018	6,474,023.277	$0.1025	$663
11/27/2018	11/28/2018	12/28/2018	8,500,263.562	0.1212	1,030
11/27/2018	12/26/2018	02/27/2019	10,806,835.918	0.0904	977
11/27/2018	01/21/2019	02/27/2019	10,859,989.050	0.1153	1,252
02/05/2019	02/26/2019	05/24/2019	10,859,989.050	0.0809	879
02/05/2019	03/27/2019	05/24/2019	12,268,702.801	0.1097	1,346
02/05/2019	4/29/2019	7/26/2019	13,612,944.162	0.0906	1,234
05/07/2019	5/17/2019	7/26/2019	15,335,222.467	0.1558	2,389
05/07/2019	6/14/2019	7/26/2019	18,138,176.915	0.1229	2,230
05/07/2019	7/19/2019	9/27/2019	19,871,955.215	0.1408	2,797
08/06/2019	8/13/2019	11/26/2019	21,427,544.016	0.1532	3,283
08/06/2019	9/20/2019	11/26/2019	22,814,566.716	0.1384	3,158
Total dividends declared for the year ended September 30, 2019					$21,238

For the year ended September 30, 2018
8/2/2017	10/23/2017	12/28/2017	248,166.664	$0.0461	$11
12/6/2017	12/7/2017	12/28/2017	495,633.336	0.0583	29
12/6/2017	12/22/2017	2/26/2018	916,833.336	0.0629	58
12/6/2017	1/23/2018	2/26/2018	1,058,896.360	0.1153	122
2/6/2018	2/23/2018	5/23/2018	1,750,996.360	0.0840	147
2/6/2018	3/23/2018	5/23/2018	1,757,971.828	0.2204	388
2/6/2018	4/27/2018	7/24/2018	2,219,371.824	0.1270	282
5/4/2018	5/22/2018	7/24/2018	2,219,371.824	0.1894	420
5/4/2018	6/21/2018	7/24/2018	2,804,322.532	0.1766	495
5/4/2018	7/19/2018	9/28/2018	4,501,542.532	0.1235	556
8/7/2018	8/31/2018	11/27/2018	5,797,393.892	0.1577	915
8/7/2018	9/21/2018	11/27/2018	5,820,752.441	0.1113	645
Total dividends declared for the year ended September 30, 2018					$4,068

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the Company’s distributions reinvested during the years ended September 30, 2020, 2019 and 2018:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the year ended September 30, 2020
November 26, 2019	185,724.541	$15.00	$2,786
December 27, 2019	173,246.102	15.00	2,599
February 26, 2020	170,062.979	15.00	2,551
May 22, 2020	123,254.899	13.64	1,681
July 24, 2020	89,404.010	14.68	1,312
August 21, 2020	217,078.831	14.68	3,187
	958,771.362		$14,116

For the year ended September 30, 2019
November 27, 2018	49,178.285	$15.00	$738
December 28, 2018	53,153.132	15.00	797
February 27, 2019	64,472.390	15.00	967
May 24, 2019	64,642.391	15.00	970
July 26, 2019	168,566.100	15.00	2,528
September 27, 2019	80,123.196	15.00	1,201
	480,135.494		7,201

For the year ended September 30, 2018
December 28, 2017	1,663.021	15.00	25
February 26, 2018	6,975.468	15.00	105
May 23, 2018	19,210.720	15.00	288
July 24, 2018	41,371.360	15.00	621
September 28, 2018	17,608.726	15.00	264
	86,829.295		$1,303
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 14. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On October 1, 2020, the Company entered into subscription agreements with additional stockholders totaling $6,325 in the aggregate.

On October 1, 2020, the Company entered into a fourth amendment to the Adviser Revolver, which extended the maturity date of the Adviser Revolver from October 2, 2020 to September 29, 2023.

On November 20, 2020, the Company's board of directors declared a distribution of $0.42 per share, payable on December 18, 2020 to stockholders of record on December 15, 2020.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

On November 20, 2020, the Company's board of directors declared a second distribution in an amount (if positive) such that the Company's net asset value as of January 31, 2021 on a pro forma basis after giving effect to the payment of this dividend is $15.00 per share, payable on March 11, 2021 to stockholders of record on January 28, 2021.

Note 15. Selected Quarterly Financial Data (Unaudited)

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Total investment income	$16,548	$16,103	$16,555	$14,562
Net investment income	9,473	11,078	9,775	7,053
Net gain (loss) on investments on investment transactions	7,880	26,538	(48,323)	2,072
Net increase (decrease) in net assets resulting from operations	17,353	37,616	(38,548)	9,125
Earnings (loss) per share (1)	0.51	1.13	(1.29)	0.35
Net asset value per common share at period end	$14.97	$14.68	$13.64	$15.00

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Total investment income	$12,452	$8,699	$6,051	$4,360
Net investment income	6,823	4,555	2,930	2,085
Net gain (loss) on investments on investment transactions	2,415	1,298	546	586
Net increase in net assets resulting from operations	9,238	5,853	3,476	2,671
Earnings per share (1)	0.43	0.39	0.31	0.34
Net asset value per common share at period end	$15.00	$15.00	$15.00	$15.00

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Total investment income	$2,909	$1,317	$646	$126
Net investment income	1,546	587	308	45
Net gain (loss) on investments on investment transactions	570	610	349	53
Net increase in net assets resulting from operations	2,116	1,197	657	98
Earnings per share (1)	0.41	0.46	0.46	0.26
Net asset value per common share at period end	$15.00	$15.00	$15.00	$15.00

(1)Per share data calculated over weighted average shares outstanding during the period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a). Evaluation of Controls and Procedures

As of September 30, 2020 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b) Management's Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 100
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
4.2	Description of securities*
10.1	Investment Advisory Agreement, dated as of September 29, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.2	Waiver Agreement, dated as of September 29, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.3	Administration Agreement, dated as of September 29, 2017, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.4	Custody Agreement, dated as of September 29, 2017, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.5	Document Custody Agreement, dated as of September 29, 2017, by and between the Registrant, each wholly-owned subsidiary of the Registrant that has executed a Joinder and U.S. Bank National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.6	Trademark License Agreement, dated as of September 29, 2017, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.7	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.8	GBDC 3 Senior Loan Fund LLC Limited Liability Company Agreement, dated as of October 2, 2017, by and between the Registrant and RGA Reinsurance Company (Incorporated by reference to Exhibit 10.8 to the Registrant’s Report on Form 10-12G/A (File No. 000-55846), filed on November 28, 2017).
10.9	Revolving Loan Agreement, dated as of October 2, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-12G/A (File No. 000-55846), filed on November 28, 2017).
10.10	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).

Number	Description

10.11	Form of Escrow Agreement (Incorporated by reference to Exhibit 10.11 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.12	Revolving and Security Agreement, dated February 4, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on February 8, 2019).
10.13	First Amendment to Revolving Credit and Security Agreement, dated as of April 8, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 814-01244), filed on April 9, 2019).
10.14	Second Amendment to Revolving Credit and Security Agreement, dated as of May 31, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01244), filed on August 13, 2019).
10.15	First Amendment to Revolving Loan Agreement, dated as of June 28, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on July 3, 2019).
10.16	Second Amendment to Revolving Loan Agreement, dated as of August 15, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on August 16, 2019).
10.17	Third Amendment to Revolving Loan Agreement, dated as of October 28, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on October 30, 2019).
10.18	Loan Financing and Servicing Agreement, dated as of September 10, 2019, by and among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on September 12, 2019).
10.19	Sale and Contribution Agreement, dated as of September 10, 2019, between Golub Capital BDC 3, Inc., as seller, and GBDC 3 Funding LLC, as purchaser (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on September 12, 2019).
10.20	Third Amendment to Revolving Credit and Security Agreement, dated as of February 7, 2020, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding LLC, as borrowers, and Signature Bank, as administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K (File No. 814-01244), filed on February 13, 2020).
10.21	Fourth Amendment to Revolving Loan Agreement, dated as of October 1, 2020, by and between Golub Capital BDC 3, Inc., as borrower, and GC Advisors LLC, as the lender.*
14.1	Joint Code of Ethics of Golub Capital BDC, Inc., the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Golub Capital BDC, Inc. (File No. 814-00794), filed on November 30, 2020).
14.2	Code of Ethics of GC Advisors LLC (Incorporated by reference to Exhibit 14.2 to the Annual Report on Form 10-K of Golub Capital BDC, Inc. (File No. 814-00794), filed on November 30, 2020).
21.1	List of subsidiaries.*
24.1	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

Number	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Privacy Policy of the Registrant.*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: December 14, 2020	By:	/s/ David B. Golub
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

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Director	December 14, 2020
David B. Golub	(Principal Executive Officer)
/s/ Ross A. Teune	Chief Financial Officer	December 14, 2020
Ross A. Teune	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	December 14, 2020
Lawrence E. Golub
/s/ John T. Baily	Director	December 14, 2020
John T. Baily
/s/ Kenneth F. Bernstein	Director	December 14, 2020
Kenneth F. Bernstein
/s/ Anita R. Rosenberg	Director	December 14, 2020
Anita R. Rosenberg
/s/ William M. Webster IV	Director	December 14, 2020
William M. Webster IV