Form 10-Q
period 2020-12-31
Golub Capital BDC 3, Inc.
filed 2021-02-12
CIK 1715268

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

As of February 12, 2021, the Registrant had 37,643,597.766 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2020	September 30, 2020
	(unaudited)
Assets
Investments, at fair value (amortized cost of $1,025,417 and $891,495, respectively)	$1,027,502	$886,851
Cash and cash equivalents	9,095	11,913
Foreign currencies (cost of $136 and $139, respectively)	136	139
Restricted cash and cash equivalents	17,193	12,415
Restricted foreign currencies (cost of $173 and $46, respectively)	179	46
Cash collateral held at broker for forward currency contracts	450	450
Unrealized appreciation on forward currency contracts	—	48
Interest receivable	3,586	3,134
Receivable from investments sold	—	64
Capital call receivable	—	10
Other assets	27	46
Total Assets	$1,058,168	$915,116
Liabilities
Debt	$515,268	$380,791
Less unamortized debt issuance costs	1,769	1,191
Debt less unamortized debt issuance costs	513,499	379,600
Unrealized depreciation on forward currency contracts	644	—
Interest payable	1,257	1,160
Management and incentive fees payable	4,216	3,889
Accounts payable and accrued expenses	933	850
Total Liabilities	520,549	385,499
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2020 and September 30, 2020	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 35,820,104.376 and 35,388,849.466 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	36	35
Paid in capital in excess of par	536,392	529,938
Distributable earnings (losses)	1,191	(356)
Total Net Assets	537,619	529,617
Total Liabilities and Total Net Assets	$1,058,168	$915,116
Number of common shares outstanding	35,820,104.376	35,388,849.466
Net asset value per common share	$15.01	$14.97

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2020	2019
Investment income
Interest income	$17,370	$14,511
Dividend income	39	2
Fee income	361	49
Total investment income	17,770	14,562
Expenses
Interest and other debt financing expenses	2,674	3,502
Base management fee	3,330	2,397
Incentive fee	1,936	2,022
Professional fees	307	249
Administrative service fee	344	275
General and administrative expenses	60	15
Total expenses	8,651	8,460
Base management fee waived (Note 4)	(908)	(654)
Incentive fee waived (Note 4)	(142)	(297)
Net expenses	7,601	7,509
Net investment income	10,169	7,053
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	289	1
Foreign currency transactions	10	(12)
Net realized gain (loss) on investment transactions	299	(11)
Net change in unrealized appreciation (depreciation) from:
Investments	6,729	2,571
Forward currency contracts	(692)	(299)
Translation of assets and liabilities in foreign currencies	(94)	(189)
Net change in unrealized appreciation (depreciation) on investment transactions	5,943	2,083
Net gain (loss) on investment transactions	6,242	2,072
Net increase (decrease) in net assets resulting from operations	$16,411	$9,125
Per Common Share Data
Basic and diluted earnings per common share	$0.46	$0.35
Basic and diluted weighted average common shares outstanding	35,454,475	25,893,806

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2019	22,894,689.911	$23	$343,396	$1	$343,420
Issuance of common stock	6,462,079.629	6	96,925	—	96,931
Net increase in net assets resulting from operations:
Net investment income	—	—	—	7,053	7,053
Net realized gain (loss) on investment transactions	—	—	—	(11)	(11)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	2,083	2,083
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	358,970.643	1	5,384	—	5,385
Distributions from distributable earnings (losses)	—	—	—	(5,937)	(5,937)
Distributions declared and payable	—	—	—	(3,188)	(3,188)
Total increase (decrease) for the period ended December 31, 2019	6,821,050.272	7	102,309	—	102,316
Balance at December 31, 2019	29,715,740.183	$30	$445,705	$1	$445,736
Balance at September 30, 2020	35,388,849.466	$35	$529,938	$(356)	$529,617
Net increase in net assets resulting from operations:
Net investment income	—	—	—	10,169	10,169
Net realized gain (loss) on investment transactions	—	—	—	299	299
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	5,943	5,943
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	431,254.910	1	6,454	—	6,455
Distributions from distributable earnings (losses)	—	—	—	(14,864)	(14,864)
Total increase (decrease) for the period ended December 31, 2020	431,254.910	1	6,454	1,547	8,002
Balance at December 31, 2020	35,820,104.376	$36	$536,392	$1,191	$537,619

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$16,411	$9,125
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	455	205
Accretion of discounts and amortization of premiums	(1,256)	(700)
Net realized (gain) loss on investments	(289)	(1)
Net realized (gain) loss on foreign currency transactions	(10)	12
Net change in unrealized (appreciation) depreciation on investments	(6,729)	(2,571)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	94	189
Net change in unrealized (appreciation) depreciation on forward currency contracts	692	299
Proceeds from (fundings of) revolving loans, net	483	(660)
Fundings of investments	(167,743)	(198,166)
Proceeds from principal payments and sales of portfolio investments	35,455	21,641
PIK interest	(572)	(247)
Changes in operating assets and liabilities:
Interest receivable	(452)	124
Receivable from investments sold	64	—
Other assets	19	30
Interest payable	97	1,468
Management and incentive fees payable	327	815
Accounts payable and accrued expenses	83	105
Accrued trustee fees	—	(12)
Net cash provided by (used in) operating activities	(122,871)	(168,344)
Cash flows from financing activities
Borrowings on debt	160,183	183,143
Repayments of debt	(25,800)	(89,503)
Proceeds from other short-term borrowings	—	18,800
Repayments on other short-term borrowings	—	(32,731)
Capitalized debt issuance costs	(1,033)	(45)
Proceeds from issuance of common shares	10	96,947
Distributions paid	(8,409)	(6,994)
Net cash provided by (used in) financing activities	124,951	169,617
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	2,080	1,273
Effect of foreign currency exchange rates	10	(12)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	24,513	19,917
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$26,603	$21,178
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,122	$1,829
Distributions declared during the period	14,864	9,125
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$(10)	$(16)
Stock issued in connection with dividend reinvestment plan	6,455	5,385
Change in distributions payable	—	(3,253)

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of December 31,
	2020	2019
Cash and cash equivalents	$9,095	$3,452
Foreign currencies (cost of $136 and $205, respectively)	136	206
Restricted cash and cash equivalents	17,193	17,520
Restricted foreign currencies (cost of $173 and $0, respectively)	179	—
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$26,603	$21,178

See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Airlines
Aurora Lux Finco S.A.R.L.(7)(12)	One stop	L + 5.75%	(c)	6.75%	12/2026	$7,780	$7,614	1.3%	$7,002
Auto Components
Power Stop, LLC	Senior loan	L + 4.50%	(a)	4.65%	10/2025	667	664	0.1	667
Automobiles
JHCC Holdings LLC	One stop	L + 5.50%	(c)	6.50%	09/2025	2,997	2,973	0.6	2,997
JHCC Holdings LLC#	One stop	L + 5.50%	(c)	6.50%	09/2025	1,327	1,288	0.2	1,327
JHCC Holdings LLC#	One stop	L + 5.50%	(c)(f)	7.10%	09/2025	55	54	—	55
MOP GM Holding, LLC	One stop	L + 5.75%	(c)	6.75%	11/2026	9,765	9,645	1.8	9,668
MOP GM Holding, LLC#	One stop	L + 5.75%	(c)(f)	6.85%	11/2026	130	128	—	128
MOP GM Holding, LLC#(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(22)	—	(18)
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	7.50%	10/2024	1,673	1,655	0.3	1,656
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	7.50%	04/2023	814	805	0.1	806
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	7.50%	04/2023	711	703	0.1	704
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	7.50%	04/2023	475	470	0.1	470
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	7.50%	10/2024	451	431	0.1	431
Quick Quack Car Wash Holdings, LLC#	One stop	L + 6.50%	(a)	7.50%	10/2024	387	383	0.1	383
Quick Quack Car Wash Holdings, LLC#(5)	One stop	L + 6.50%		N/A(6)	04/2023	—	(1)	—	(1)
TWAS Holdings, LLC	One stop	L + 6.75%	(a)	7.75%	12/2026	12,326	12,172	2.3	12,203
TWAS Holdings, LLC#(5)	One stop	L + 6.75%		N/A(6)	12/2026	—	(4)	—	(4)
TWAS Holdings, LLC#(5)	One stop	L + 6.75%		N/A(6)	12/2026	—	(36)	—	(32)
						31,111	30,644	5.7	30,773
Beverages
Fintech Midco, LLC	One stop	L + 5.00%	(c)	6.00%	08/2024	4,872	4,842	0.9	4,872
Fintech Midco, LLC#	One stop	L + 5.00%	(c)	6.00%	08/2024	439	436	0.1	439
Fintech Midco, LLC#(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
						5,311	5,277	1.0	5,311
Biotechnology
BIO18 Borrower, LLC	One stop	L + 4.75%	(a)	5.75%	11/2024	1,750	1,735	0.3	1,750
BIO18 Borrower, LLC#	One stop	L + 4.75%	(a)	5.75%	11/2024	1,626	1,613	0.3	1,626
BIO18 Borrower, LLC#	One stop	L + 4.75%	(a)	5.75%	11/2024	105	104	—	105
BIO18 Borrower, LLC#(5)	One stop	L + 4.75%		N/A(6)	11/2024	—	(3)	—	—
						3,481	3,449	0.6	3,481
Chemicals
Inhance Technologies Holdings LLC	One stop	L + 6.00%	(c)	7.00%	07/2024	2,479	2,461	0.5	2,388
Inhance Technologies Holdings LLC#	One stop	L + 6.00%	(c)	7.00%	07/2024	749	745	0.1	722
Inhance Technologies Holdings LLC#	One stop	L + 6.00%	(c)	7.00%	07/2024	40	39	—	36
						3,268	3,245	0.6	3,146
Commercial Services & Supplies
Bazaarvoice, Inc.	One stop	L + 5.75%	(c)	6.75%	02/2024	18,986	18,798	3.5	18,796
Bazaarvoice, Inc.	One stop	L + 5.75%	(c)	6.75%	02/2024	8,313	8,217	1.5	8,230
Bazaarvoice, Inc.#(5)	One stop	L + 5.75%		N/A(6)	02/2024	—	(3)	—	(2)
PT Intermediate Holdings III, LLC	One stop	L + 5.50%	(c)	6.50%	10/2025	23,170	22,881	4.2	22,243
						50,469	49,893	9.2	49,267

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Containers and Packaging
AmerCareRoyal LLC	Senior loan	L + 5.00%	(a)	6.00%	11/2025	$2,812	$2,789	0.5%	$2,812
AmerCareRoyal LLC(7)	Senior loan	L + 5.00%	(a)	6.00%	11/2025	521	517	0.1	521
Fortis Solutions Group, LLC	Senior loan	L + 5.00%	(a)	6.00%	12/2023	846	829	0.2	829
Fortis Solutions Group LLC	Senior loan	L + 5.00%	(a)	6.00%	12/2023	537	533	0.1	526
Fortis Solutions Group LLC	Senior loan	L + 5.00%	(a)	6.00%	12/2023	214	212	—	209
Fortis Solutions Group LLC	Senior loan	L + 5.00%	(a)	6.00%	12/2023	206	204	—	201
Fortis Solutions Group LLC#(5)	Senior loan	L + 5.00%		N/A(6)	12/2023	—	—	—	(1)
						5,136	5,084	0.9	5,097
Diversified Consumer Services
EWC Growth Partners LLC#	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	442	424	0.1	403
EWC Growth Partners LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	62	61	—	56
EWC Growth Partners LLC#	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	18	18	—	16
Learn-it Systems, LLC	Senior loan	L + 5.00%	(c)	5.00% cash/0.50% PIK	03/2025	757	748	0.1	757
Learn-it Systems, LLC#	Senior loan	L + 5.00%	(c)	5.50%	03/2025	255	249	—	255
Learn-it Systems, LLC#	Senior loan	L + 4.50%		N/A(6)	03/2025	—	—	—	—
Liminex, Inc.	One stop	L + 7.25%	(a)	8.25%	11/2026	10,188	10,089	1.9	10,086
Liminex, Inc.#(5)	One stop	L + 7.25%		N/A(6)	11/2026	—	(2)	—	(2)
Litera Bidco LLC	One stop	L + 5.25%	(a)	6.25%	05/2026	619	613	0.1	591
Litera Bidco LLC	One stop	L + 6.00%	(c)	7.00%	05/2026	302	298	0.1	298
Litera Bidco LLC#	One stop	L + 5.25%	(a)	5.40%	05/2026	277	274	0.1	264
Litera Bidco LLC#	One stop	L + 5.25%	(a)	6.25%	05/2026	277	277	0.1	264
Litera Bidco LLC#(5)	One stop	L + 5.25%		N/A(6)	05/2025	—	—	—	(1)
						13,197	13,049	2.5	12,987
Diversified Financial Services
Institutional Shareholder Services	Senior loan	L + 4.50%	(c)	4.75%	03/2026	6,364	6,317	1.2	6,364
Institutional Shareholder Services#	Senior loan	L + 4.50%	(c)	4.74%	03/2024	95	94	—	95
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	7,513	7,413	1.4	7,513
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	3,532	3,480	0.7	3,532
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	1,732	1,700	0.3	1,732
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	735	730	0.1	735
Sovos Compliance#	Second lien	N/A		12.00% PIK	04/2025	539	530	0.1	539
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	505	497	0.1	505
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	328	319	0.1	328
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	48	47	—	48
Sovos Compliance#(5)	One stop	L + 4.75%		N/A(6)	04/2024	—	(8)	—	—
						21,391	21,119	4.0	21,391
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronic Equipment, Instruments and Components
ES Acquisition LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2025	$15,778	$15,649	2.9%	$15,751
ES Acquisition LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2025	3,336	3,309	0.6	3,331
ES Acquisition, LLC#	Senior loan	L + 5.50%	(c)	6.50%	11/2025	1,918	1,859	0.4	1,955
ES Acquisition, LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2025	1,110	1,101	0.2	1,108
ES Acquisition LLC#	Second lien	L + 5.00%	(c)	6.00%	11/2025	854	847	0.2	853
ES Acquisition LLC#	Senior loan	L + 5.00%	(c)	6.00%	11/2025	101	99	—	101
						23,097	22,864	4.3	23,099
Food & Staples Retailing
Captain D's, LLC	Senior loan	L + 4.50%	(c)	5.50%	12/2023	1,193	1,184	0.2	1,193
Captain D's, LLC#	Senior loan	L + 4.50%	(c)	5.50%	12/2023	60	60	—	60
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	567	563	0.1	567
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	290	289	0.1	290
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	228	227	—	228
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	224	223	—	224
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	110	110	—	110
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	110	109	—	110
Mendocino Farms, LLC#	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	54	54	—	54
Mendocino Farms, LLC#(5)	One stop	L + 8.50%		N/A(6)	06/2023	—	(10)	—	—
Ruby Slipper Cafe LLC, The#	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	333	332	0.1	280
Ruby Slipper Cafe LLC, The#	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	117	116	—	98
Ruby Slipper Cafe LLC, The#	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	20	20	—	17
Wood Fired Holding Corp.	One stop	L + 7.75%	(c)	6.75% cash/2.00% PIK	12/2023	3,182	3,164	0.6	3,087
Wood Fired Holding Corp.#	One stop	L + 7.75%	(c)	6.75% cash/2.00% PIK	12/2023	286	284	0.1	277
Wood Fired Holding Corp.#	One stop	L + 7.75%	(c)	6.75% cash/2.00% PIK	12/2023	101	100	—	98
						6,875	6,825	1.2	6,693
Food Products
FCID Merger Sub, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2026	5,425	5,345	1.0	5,371
FCID Merger Sub, Inc.#(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(1)	—	(1)
FCID Merger Sub, Inc.#(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(17)	—	(17)
Flavor Producers, LLC	Senior loan	L + 5.75%	(c)	5.75% cash/1.00% PIK	12/2023	438	434	0.1	404
Flavor Producers, LLC#(5)	Senior loan	L + 4.75%	(c)	N/A(6)	12/2022	—	(1)	—	(1)
MAPF Holdings, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2026	11,642	11,527	2.1	11,526
MAPF Holdings, Inc.#(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(18)	—	(18)
MAPF Holdings, Inc.#(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(3)	—	(3)
						17,505	17,266	3.2	17,261

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC	One stop	L + 5.00%	(c)	6.00%	06/2025	$968	$960	0.2%	$968
Aspen Medical Products, LLC	One stop	L + 5.00%	(c)	6.00%	06/2025	62	62	—	62
Aspen Medical Products, LLC#	One stop	L + 5.00%		N/A(6)	06/2025	—	—	—	—
Belmont Instrument, LLC	Senior loan	L + 4.75%	(c)	5.75%	12/2023	1,780	1,766	0.3	1,780
Blades Buyer, Inc.	Senior loan	L + 4.75%	(c)	5.75%	08/2025	1,634	1,621	0.3	1,609
Blades Buyer, Inc.#(5)	Senior loan	L + 4.75%		N/A(6)	08/2025	—	—	—	(1)
Blades Buyer, Inc.#(5)	Senior loan	L + 4.75%		N/A(6)	08/2025	—	(5)	—	(5)
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)	5.15%	07/2026	5,475	5,431	1.0	5,475
Blue River Pet Care, LLC#	One stop	L + 5.00%	(a)	5.15%	07/2026	1,102	1,068	0.2	1,102
Blue River Pet Care, LLC#	One stop	L + 5.00%	(c)	5.24%	08/2025	200	198	0.1	199
CCSL Holdings, LLC	One stop	L + 5.75%	(c)	6.75%	12/2026	6,209	6,132	1.2	6,147
CCSL Holdings, LLC#(5)	One stop	L + 5.75%		N/A(6)	12/2026	—	(3)	—	(2)
CCSL Holdings, LLC#(5)	One stop	L + 5.75%		N/A(6)	12/2026	—	(28)	—	(22)
CMI Parent Inc.	Senior loan	L + 4.25%	(c)	5.25%	08/2025	14,467	14,356	2.6	14,178
CMI Parent Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(1)	—	(3)
						31,897	31,557	5.9	31,487

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
CRH Healthcare Purchaser, Inc.	Senior loan	L + 4.50%	(c)	5.50%	12/2024	$3,926	$3,890	0.7%	$3,887
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(c)	5.50%	12/2024	1,703	1,688	0.3	1,686
CRH Healthcare Purchaser, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	(2)
Elite Dental Partners LLC#	One stop	L + 5.25%	(c)	6.25%	06/2023	1,732	1,708	0.3	1,680
Elite Dental Partners LLC#	One stop	L + 5.25%		N/A(6)	06/2023	—	—	—	—
Encorevet Group LLC#	One stop	L + 5.25%	(c)	6.25%	11/2024	10,542	10,398	1.9	10,393
Encorevet Group LLC#	Senior loan	L + 5.25%	(c)	6.25%	11/2024	4,041	4,010	0.7	4,002
Encorevet Group LLC#	Senior loan	L + 5.25%	(c)	6.25%	11/2024	1,814	1,814	0.3	1,796
Encorevet Group LLC#	Senior loan	L + 5.25%	(c)	6.25%	11/2024	1,129	1,121	0.2	1,118
Encorevet Group LLC#	Senior loan	L + 5.25%	(c)	6.25%	11/2024	938	930	0.2	928
Encorevet Group LLC#	Senior loan	L + 5.25%	(c)	6.25%	11/2024	161	161	—	160
Encorevet Group LLC#(5)	Senior loan	L + 5.25%		N/A(6)	11/2024	—	—	—	(1)
ERG Buyer, LLC	One stop	L + 5.50%	(c)	6.50%	05/2024	2,284	2,264	0.4	1,873
ERG Buyer, LLC#	One stop	P + 4.50%	(f)	7.75%	05/2024	150	149	—	123
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	7.25%	05/2023	3,788	3,719	0.7	3,599
Eyecare Services Partners Holdings LLC#	One stop	L + 6.25%	(c)	7.25%	05/2023	1,128	1,126	0.2	1,072
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(7)(8)(10)	One stop	L + 5.00%	(j)	5.51%	03/2027	1,417	1,381	0.3	1,465
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(7)(8)(10)	One stop	L + 5.00%	(j)	5.51%	03/2027	797	790	0.2	813
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(7)(10)	One stop	L + 5.00%	(c)	6.00%	03/2027	295	281	0.1	293
Krueger-Gilbert Health Physics, LLC#	Senior loan	L + 5.25%	(c)	6.25%	05/2025	475	471	0.1	475
Krueger-Gilbert Health Physics, LLC#	Senior loan	L + 5.25%	(c)	6.25%	05/2025	392	383	0.1	392
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	128	127	—	128
Krueger-Gilbert Health Physics, LLC#	Senior loan	L + 5.25%	(c)	6.25%	05/2025	25	25	—	25
MD Now Holdings, Inc.	One stop	L + 5.00%	(c)	6.00%	08/2024	2,890	2,873	0.5	2,890
MD Now Holdings, Inc.#	One stop	L + 5.00%	(c)	6.00%	08/2024	242	241	0.1	242
MD Now Holdings, Inc.#(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
Midwest Veterinary Partners, LLC#	One stop	L + 5.75%	(c)	6.75%	07/2025	5,107	5,038	0.9	5,056
Midwest Veterinary Partners, LLC#	One stop	L + 5.75%	(c)	6.75%	07/2025	3,187	3,163	0.6	3,156
Midwest Veterinary Partners, LLC#	One stop	L + 5.75%	(c)	6.75%	07/2025	2,953	2,891	0.5	2,902
Midwest Veterinary Partners, LLC#	One stop	L + 5.75%	(c)	6.75%	07/2025	791	785	0.2	783
Midwest Veterinary Partners, LLC	One stop	L + 5.75%	(c)	6.75%	07/2025	247	245	0.1	244
Midwest Veterinary Partners, LLC#	One stop	L + 5.75%	(c)	6.75%	07/2025	47	45	—	45
NVA Holdings, Inc.	Senior loan	L + 3.50%	(a)	3.69%	02/2026	976	968	0.2	976
Summit Behavioral Healthcare, LLC	Senior loan	L + 5.00%	(c)	6.00%	10/2023	2,408	2,391	0.5	2,385
Summit Behavioral Healthcare, LLC#	Senior loan	L + 5.00%	(c)	6.00%	10/2023	50	49	—	49
Summit Behavioral Healthcare, LLC#(5)	Senior loan	L + 5.00%		N/A(6)	10/2023	—	(3)	—	(3)
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	4.40%	04/2025	16,882	16,762	3.1	16,882
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.25%	(a)	4.40%	04/2025	5,064	5,028	0.9	5,064
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.25%	(a)	4.40%	04/2025	1,228	1,220	0.2	1,228
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.25%	(a)	4.40%	04/2025	618	614	0.1	618
Veterinary Specialists of North America, LLC#	Senior loan	L + 4.25%	(a)	4.40%	04/2025	500	496	0.1	500
						80,055	79,240	14.7	78,922

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.	One stop	L + 8.50%	(a)	9.50%	02/2024	$1,261	$1,252	0.2%	$1,261
Connexin Software, Inc.#	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
HealthEdge Software, Inc.#	One stop	L + 6.25%	(a)	7.25%	04/2026	3,334	3,301	0.6	3,259
HealthEdge Software, Inc.#	One stop	L + 6.25%	(a)	7.25%	04/2026	2,185	2,185	0.4	2,136
HealthEdge Software, Inc.	One stop	L + 6.25%	(a)	7.25%	04/2026	1,559	1,528	0.3	1,524
HealthEdge Software, Inc.#(5)	One stop	L + 6.25%		N/A(6)	04/2026	—	(1)	—	(1)
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(c)	6.75%	08/2026	1,533	1,502	0.3	1,517
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(c)	6.75%	08/2026	532	527	0.1	527
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%	(c)	6.75%	08/2026	311	307	0.1	308
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%	(c)	6.75%	09/2025	11	10	—	10
HSI Halo Acquisition, Inc.#(5)	One stop	L + 5.75%		N/A(6)	08/2026	—	(4)	—	(4)
Nextech Holdings, LLC	One stop	L + 5.50%	(c)	5.71%	06/2025	17,806	17,673	3.2	17,094
Nextech Holdings, LLC#	One stop	L + 5.50%	(c)	5.72%	06/2025	722	716	0.1	693
Nextech Holdings, LLC#(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(2)	—	(12)
Nextech Holdings, LLC#(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(1)	—	(6)
Qgenda Intermediate Holdings, LLC	One stop	L + 5.50%	(c)	6.50%	06/2025	5,767	5,710	1.1	5,709
Qgenda Intermediate Holdings, LLC	One stop	L + 5.50%	(c)	6.50%	06/2025	5,077	5,077	0.9	5,026
Qgenda Intermediate Holdings, LLC	One stop	L + 5.50%	(c)	6.50%	06/2025	2,456	2,456	0.4	2,432
Qgenda Intermediate Holdings, LLC#(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	—	—	(1)
Transaction Data Systems, Inc.	One stop	L + 5.38%	(c)	6.38%	06/2021	14,073	14,056	2.6	14,073
Transaction Data Systems, Inc.#	One stop	L + 5.38%	(c)	6.38%	06/2021	23	23	—	23
						56,650	56,315	10.3	55,568
Hotels, Restaurants & Leisure
BJH Holdings III Corp.	One stop	L + 5.25%	(c)	6.25%	08/2025	18,843	18,598	3.5	18,843
BJH Holdings III Corp.#(5)	One stop	L + 5.25%		N/A(6)	08/2025	—	(6)	—	—
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(c)	5.25%	07/2025	315	312	0.1	293
CR Fitness Holdings, LLC#	Senior loan	L + 4.25%	(a)	5.25%	07/2025	105	103	—	82
CR Fitness Holdings, LLC#	Senior loan	L + 4.25%	(a)(c)	5.25%	07/2025	37	37	—	35
Davidson Hotel Company, LLC	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	1,736	1,718	0.2	1,215
Davidson Hotel Company, LLC#	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	423	421	0.1	296
Davidson Hotel Company, LLC#(5)	One stop	L + 6.75%		N/A(6)	07/2024	—	(1)	—	(15)
Davidson Hotel Company, LLC#(5)	One stop	L + 6.75%		N/A(6)	07/2024	—	(7)	—	—
EOS Fitness Opco Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	01/2025	1,733	1,722	0.3	1,560
EOS Fitness Opco Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	01/2025	371	366	0.1	334
EOS Fitness Opco Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	01/2025	60	60	—	54
Planet Fit Indy 10 LLC	One stop	L + 5.25%	(c)	6.25%	07/2025	13,908	13,749	2.2	11,961
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.25%	07/2025	3,627	3,592	0.6	3,119
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.25%	07/2025	1,969	1,942	0.3	1,694
Planet Fit Indy 10 LLC#	One stop	L + 5.25%	(c)	6.25%	07/2025	100	99	—	86
SSRG Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	11/2025	6,400	6,348	1.2	6,272
SSRG Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	11/2025	55	54	—	54
Sunshine Sub, LLC	One stop	L + 4.75%	(c)	5.75%	05/2024	1,969	1,947	0.3	1,851
Sunshine Sub, LLC#	One stop	L + 4.75%	(c)	5.75%	05/2024	1,928	1,906	0.3	1,812
Sunshine Sub, LLC#(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	(6)
Tropical Smoothie Cafe Holdings, LLC	Senior loan	L + 5.50%	(a)(b)(c)	6.50%	09/2026	6,748	6,684	1.3	6,748
Tropical Smoothie Cafe Holdings, LLC#	Senior loan	L + 5.50%	(a)	6.50%	09/2026	15	14	—	15
Velvet Taco Holdings, Inc.#	One stop	L + 11.00%	(c)	8.00% cash/4.00% PIK	03/2026	1,343	1,330	0.2	1,343
Velvet Taco Holdings, Inc.#	One stop	L + 8.00%	(b)(c)(e)	8.00% cash/1.00% PIK	03/2026	120	119	—	108
Velvet Taco Holdings, Inc.#	One stop	L + 7.00%		N/A(6)	03/2026	—	—	—	—
						61,805	61,106	10.7	57,754
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
Groundworks LLC#	Senior loan	L + 6.25%	(c)	7.25%	01/2026	$1,404	$1,386	0.3%	$1,383
Groundworks LLC	Senior loan	L + 6.25%	(c)	7.25%	01/2026	223	220	—	219
Groundworks LLC#	Senior loan	L + 6.25%	(c)	7.25%	01/2026	112	107	—	107
Groundworks LLC#(5)	Senior loan	L + 6.25%		N/A(6)	01/2026	—	—	—	(1)
						1,739	1,713	0.3	1,708
Household Products
WU Holdco, Inc.	One stop	L + 5.25%	(c)	6.25%	03/2026	1,067	1,059	0.2	1,067
WU Holdco, Inc. #	One stop	L + 5.25%	(c)	6.25%	03/2026	164	163	—	164
WU Holdco, Inc. #	One stop	L + 5.25%	(c)	5.50%	03/2025	5	4	—	4
						1,236	1,226	0.2	1,235
Industrial Conglomerates
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%	(c)	5.00%	04/2026	1,495	1,489	0.3	1,465
Arch Global CCT Holdings Corp.#(5)	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	(1)
Arch Global CCT Holdings Corp.#(5)	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	(2)
Madison Safety & Flow LLC	Senior loan	L + 4.00%	(a)	4.15%	03/2025	181	181	—	179
Madison Safety & Flow LLC#	Senior loan	L + 4.00%		N/A(6)	03/2025	—	—	—	—
Specialty Measurement Bidco Limited#(7)(8)(9)	One stop	L + 6.25%	(c)	7.25%	11/2027	3,189	3,102	0.6	3,180
Specialty Measurement Bidco Limited#(7)(9)	One stop	L + 6.25%	(c)	7.25%	11/2027	3,185	3,099	0.6	3,098
Specialty Measurement Bidco Limited#(5)(7)(8)(9)	One stop	L + 6.25%	(c)	N/A(6)	11/2027	—	(21)	—	(44)
						8,050	7,850	1.5	7,875
Insurance
Higginbotham Insurance Agency, Inc.	One stop	L + 5.75%	(c)	6.50%	11/2026	1,446	1,425	0.3	1,424
Higginbotham Insurance Agency, Inc.#(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(3)	—	(3)
High Street Insurance Partners, Inc.#	Senior loan	L + 6.25%	(c)	7.25%	12/2025	345	337	0.1	345
High Street Insurance Partners, Inc.#	Senior loan	L + 6.25%	(d)	7.25%	12/2025	80	77	—	80
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.50%	(c)	6.50%	08/2025	929	923	0.2	929
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(c)	6.50%	08/2025	362	358	0.1	362
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.50%	(c)(d)	6.50%	08/2025	318	316	0.1	318
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.50%	(c)(d)	6.50%	08/2025	192	191	—	192
Integrity Marketing Acquisition, LLC#	Senior loan	L + 5.50%		N/A(6)	08/2025	—	—	—	—
J.S. Held Holdings, LLC	One stop	L + 6.00%	(c)	7.00%	07/2025	18,585	18,248	3.5	18,585
J.S. Held Holdings, LLC#	One stop	P + 5.00%	(f)	8.25%	07/2025	36	32	—	36
J.S. Held Holdings, LLC#(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(2)	—	—
Majesco	One stop	L + 7.75%	(c)	8.75%	09/2027	4,890	4,796	0.9	4,890
Majesco#(5)	One stop	L + 7.75%		N/A(6)	09/2026	—	(3)	—	—
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%	(c)	5.50%	12/2024	792	787	0.1	792
Orchid Underwriters Agency, LLC#	Senior loan	L + 4.25%	(d)	5.25%	12/2024	221	219	—	221
Orchid Underwriters Agency, LLC#	Senior loan	L + 4.25%		N/A(6)	12/2024	—	—	—	—
RSC Acquisition, Inc.	One stop	L + 5.50%	(c)	6.50%	10/2026	12,431	12,203	2.3	12,431
RSC Acquisition, Inc.	One stop	L + 5.50%	(c)	6.50%	10/2026	623	599	0.1	623
RSC Acquisition, Inc.#	One stop	L + 5.50%	(c)	6.50%	10/2026	149	51	—	149
RSC Acquisition, Inc.#(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(1)	—	—
Sunstar Insurance Group, LLC	Senior loan	L + 5.50%	(c)	6.50%	10/2026	252	247	—	247
Sunstar Insurance Group, LLC#	Senior loan	L + 5.50%		N/A(6)	10/2026	—	—	—	—
Sunstar Insurance Group, LLC#(5)	Senior loan	L + 5.50%		N/A(6)	10/2026	—	(3)	—	(3)
						41,651	40,797	7.7	41,618
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Internet & Catalog Retail
AutoQuotes, LLC	One stop	L + 6.00%	(c)	7.00%	11/2024	$2,326	$2,311	0.4%	$2,140
AutoQuotes, LLC#(5)	One stop	L + 6.00%		N/A(6)	11/2024	—	—	—	(4)
						2,326	2,311	0.4	2,136
IT Services
Acquia, Inc.	One stop	L + 7.00%	(c)	8.00%	10/2025	1,804	1,790	0.4	1,804
Acquia, Inc.#	One stop	L + 7.00%		N/A(6)	10/2025	—	—	—	—
Appriss Holdings, Inc.	One stop	L + 5.25%	(c)	5.50%	05/2026	8,541	8,411	1.6	8,502
Appriss Holdings, Inc.#(5)	One stop	L + 5.25%		N/A(6)	05/2025	—	(3)	—	(1)
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	One stop	L + 7.50%	(b)	8.50% cash/1.00% PIK	08/2025	1,709	1,647	0.3	1,743
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.#	One stop	L + 7.50%		N/A(6)	08/2025	—	—	—	—
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.#(5)	One stop	L + 7.50%		N/A(6)	08/2025	—	(1)	—	—
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.#(5)	One stop	L + 7.50%		N/A(6)	08/2025	—	(5)	—	—
Centrify Corporation	One stop	L + 8.25%	(c)	9.25%	08/2024	5,217	5,169	1.0	5,217
Centrify Corporation#	One stop	P + 7.25%	(f)	10.50%	08/2024	100	99	—	100
E2open, LLC	One stop	L + 5.75%	(c)	6.75%	11/2024	22,654	22,396	4.2	22,654
E2open, LLC#	One stop	L + 5.75%	(a)(d)	6.75%	11/2024	185	182	—	185
Episerver, Inc.#(7)(8)	One stop	L + 6.00%	(c)(d)	6.00%	10/2024	4,714	4,674	0.9	4,935
Episerver, Inc.#	One stop	L + 5.75%	(c)(d)	6.75%	10/2024	2,733	2,710	0.5	2,733
Episerver, Inc.#(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	—
Infinisource, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2026	10,725	10,636	2.0	10,725
Infinisource, Inc.#	One stop	L + 4.50%	(c)	5.50%	10/2026	3,926	3,884	0.7	3,926
Infinisource, Inc.#	One stop	L + 4.50%	(c)	5.50%	10/2026	1,777	1,763	0.3	1,777
Infinisource, Inc.#(5)	One stop	L + 4.50%		N/A(6)	10/2026	—	(1)	—	—
PCS Intermediate II Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	01/2026	4,907	4,865	0.9	4,907
PCS Intermediate II Holdings, LLC#(5)	One stop	L + 5.50%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC	One stop	L + 5.50%	(c)	6.50%	12/2025	18,652	18,459	3.4	18,093
Recordxtechnologies, LLC#	One stop	L + 5.50%	(c)	6.50%	12/2025	1,701	1,681	0.3	1,627
Recordxtechnologies, LLC#	One stop	L + 5.50%	(c)	6.50%	12/2025	100	98	—	94
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.25%	11/2025	13,540	13,402	2.5	13,261
Red Dawn SEI Buyer, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(3)	—	(5)
Red Dawn SEI Buyer, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(20)	—	(50)
Red Dawn SEI Buyer, Inc.#(5)(7)(8)	Senior loan	L + 4.50%		N/A(6)	11/2025	—	—	—	(94)
Red Dawn SEI Buyer, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	11/2025	—	—	—	(22)
						102,985	101,830	19.0	102,111

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	$1,431	$1,423	0.2%	$1,288
WBZ Investment LLC#	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	475	472	0.1	427
WBZ Investment LLC#	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	330	328	0.1	297
WBZ Investment LLC#	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	169	168	—	152
WBZ Investment LLC#	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	40	40	—	35
						2,445	2,431	0.4	2,199
Machinery
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)(f)	4.75%	04/2026	5,046	4,968	0.9	4,896
Blackbird Purchaser, Inc. #	Senior loan	L + 4.50%	(c)	4.74%	04/2024	14	13	—	12
Chase Industries, Inc.	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2025	1,956	1,935	0.3	1,587
Chase Industries, Inc.#	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2025	339	335	0.1	275
Chase Industries, Inc.#	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2023	87	86	—	65
						7,442	7,337	1.3	6,835
Marine
Veson Nautical LLC	One stop	L + 5.50%	(a)	6.50%	11/2025	4,239	4,198	0.8	4,197
Veson Nautical LLC#(5)	One stop	L + 5.50%		N/A(6)	11/2025	—	(1)	—	(1)
						4,239	4,197	0.8	4,196
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.(7)(10)	One stop	L + 5.75%	(c)	6.75%	05/2025	3,727	3,666	0.7	3,652
3ES Innovation, Inc.#(5)(7)(10)	One stop	L + 5.75%		N/A(6)	05/2025	—	(1)	—	(2)
Drilling Info Holdings, Inc.	Senior loan	L + 4.50%	(a)	4.65%	07/2025	12,051	11,771	2.3	11,972
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%	(a)	4.40%	07/2025	9,346	9,257	1.7	9,189
Drilling Info Holdings, Inc.#	Senior loan	L + 4.25%	(a)	4.40%	07/2023	40	39	—	38
Drilling Info Holdings, Inc.#	Senior loan	L + 4.50%	(a)	4.65%	07/2023	35	32	—	34
Drilling Info Holdings, Inc.#(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(4)	—	(8)
Project Power Buyer, LLC	One stop	L + 6.25%	(c)	7.25%	05/2026	3,890	3,848	0.7	3,890
Project Power Buyer, LLC#(5)	One stop	L + 6.25%		N/A(6)	05/2025	—	(1)	—	—
						29,089	28,607	5.4	28,765
Paper & Forest Products
Messenger, LLC	One stop	L + 6.50%	(c)(f)	7.50%	08/2023	2,017	2,003	0.4	1,936
Messenger, LLC#(5)	One stop	L + 6.50%		N/A(6)	08/2023	—	—	—	(1)
						2,017	2,003	0.4	1,935
Pharmaceuticals
ACP Ulysses Buyer, Inc.	Senior loan	L + 5.00%	(a)	6.00%	02/2026	4,866	4,824	0.9	4,866

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	6.50%	12/2023	$864	$856	0.2%	$856
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	6.50%	12/2023	744	737	0.1	736
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	6.50%	12/2023	467	462	0.1	462
Net Health Acquisition Corp.	One stop	L + 5.50%	(c)	6.50%	12/2023	111	110	—	109
Net Health Acquisition Corp.#(5)	One stop	L + 5.50%		N/A(6)	12/2023	—	(1)	—	(1)
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	7.00%	11/2023	587	584	0.1	564
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	7.00%	11/2023	511	507	0.1	490
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	7.00%	11/2023	292	291	0.1	281
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	7.00%	11/2023	211	211	—	203
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	7.00%	11/2023	80	79	—	78
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	7.00%	11/2023	51	50	—	50
Nexus Brands Group, Inc.#	One stop	L + 6.00%	(c)	7.00%	11/2023	10	9	—	6
Nexus Brands Group, Inc.#	One stop	L + 6.00%		N/A(6)	11/2023	—	—	—	—
PlanSource Holdings, Inc.	One stop	L + 6.25%	(d)	7.25%	04/2025	2,818	2,796	0.5	2,818
PlanSource Holdings, Inc. #(5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
						6,746	6,690	1.2	6,652

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
Property Brands, Inc.	One stop	L + 5.75%	(d)	6.75%	01/2024	$2,772	$2,754	0.5%	$2,772
Property Brands, Inc.	One stop	L + 5.75%	(d)	6.75%	01/2024	2,589	2,550	0.5	2,589
Property Brands, Inc.	One stop	L + 5.75%	(d)	6.75%	01/2024	1,119	1,112	0.2	1,119
Property Brands, Inc.#	One stop	L + 5.75%	(d)	6.75%	01/2024	913	907	0.2	913
Property Brands, Inc.#	One stop	L + 5.75%	(d)	6.75%	01/2024	394	391	0.1	394
Property Brands, Inc.#	One stop	L + 5.75%	(d)	6.75%	01/2024	335	333	0.1	335
Property Brands, Inc.#	One stop	L + 5.75%	(d)	6.75%	01/2024	333	331	0.1	333
Property Brands, Inc.#	One stop	L + 5.75%	(d)	6.75%	01/2024	263	261	—	263
Property Brands, Inc.#	One stop	L + 5.75%	(d)	6.75%	01/2024	139	138	—	139
Property Brands, Inc.#	One stop	L + 5.75%	(d)	6.75%	01/2024	100	99	—	100
Property Brands, Inc.#(5)	One stop	L + 5.75%		N/A(6)	01/2024	—	(6)	—	—
MRI Software LLC	One stop	L + 5.50%	(c)	6.50%	02/2026	14,631	14,530	2.7	14,631
MRI Software LLC	One stop	L + 5.50%	(c)	6.50%	02/2026	1,838	1,796	0.3	1,838
MRI Software LLC#(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	—
MRI Software LLC#(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(3)	—	—
MRI Software LLC#(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(3)	—	—
						25,426	25,188	4.7	25,426
Road & Rail
Internet Truckstop Group LLC	One stop	L + 5.50%	(c)	6.50%	04/2025	8,016	7,874	1.5	8,016
Internet Truckstop Group LLC#(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(2)	—	—
						8,016	7,872	1.5	8,016

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Apptio, Inc.	One stop	L + 7.25%	(d)	8.25%	01/2025	$12,605	$12,435	2.4%	$12,605
Apptio, Inc. #(5)	One stop	L + 7.25%		N/A(6)	01/2025	—	(1)	—	—
Astute Holdings, Inc.	One stop	L + 6.50%	(c)	7.50%	04/2025	2,773	2,747	0.5	2,773
Astute Holdings, Inc. #	One stop	L + 6.50%	(c)	7.50%	04/2025	1,158	1,147	0.2	1,158
Astute Holdings, Inc. #(5)	One stop	L + 6.50%		N/A(6)	04/2025	—	(1)	—	—
Axiom Merger Sub Inc.#	One stop	L + 5.25%	(c)(d)	6.25%	04/2026	1,150	1,135	0.2	1,161
Axiom Merger Sub Inc.#(7)(8)	One stop	E + 5.50%	(g)	5.50%	04/2026	479	473	0.1	516
Axiom Merger Sub Inc.#	One stop	L + 5.25%	(d)	6.25%	04/2026	15	14	—	15
Azul Systems, Inc.#	Senior loan	L + 4.50%	(c)	5.50%	04/2027	9,492	9,407	1.8	9,492
Azul Systems, Inc.#(5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(1)	—	—
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.25%	07/2026	577	571	0.1	558
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(c)	5.25%	07/2026	205	203	—	198
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.25%	07/2026	153	151	—	148
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(c)(f)	5.46%	07/2024	3	3	—	3
Bullhorn, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2026	13,511	13,286	2.5	13,621
Bullhorn, Inc.#(7)(8)	One stop	L + 6.00%	(h)	6.02%	09/2026	2,411	2,370	0.5	2,659
Bullhorn, Inc.#(7)(8)	One stop	L + 5.75%	(c)	5.75%	09/2026	968	951	0.2	1,061
Bullhorn, Inc. #	One stop	L + 5.75%	(c)	6.75%	09/2026	664	653	0.1	669
Bullhorn, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2026	608	594	0.1	613
Bullhorn, Inc.#	One stop	L + 5.75%	(c)	6.75%	09/2026	529	520	0.1	533
Bullhorn, Inc.#(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(5)	—	2
Bullhorn, Inc.#(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(24)	—	12
Calabrio, Inc.	One stop	L + 6.50%	(c)	7.50%	06/2025	22,076	21,913	4.1	22,076
Calabrio, Inc. #(5)	One stop	L + 6.50%		N/A(6)	06/2025	—	(1)	—	—
Cloudbees, Inc.#	One stop	L + 9.00%	(c)	9.50% cash/0.50% PIK	05/2023	847	837	0.2	847
Cloudbees, Inc.	One stop	L + 9.00%	(c)	9.50% cash/0.50% PIK	05/2023	704	690	0.1	704
Cloudbees, Inc.#	One stop	L + 9.00%	(c)	9.50% cash/0.50% PIK	05/2023	497	496	0.1	497
Cloudbees, Inc.#	One stop	L + 9.00%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.	One stop	L + 5.75%	(a)	6.75%	03/2024	8,394	8,351	1.6	8,394
Confluence Technologies, Inc.#	One stop	L + 5.75%	(a)	6.75%	03/2024	20	19	—	20
Convercent, Inc.	One stop	L + 9.00%	(c)	8.25% cash/2.75% PIK	12/2024	711	697	0.1	723
Convercent, Inc.#	Subordinated debt	N/A		4.00%	02/2021	35	35	—	47
Convercent, Inc.#	One stop	L + 9.00%	(c)	N/A(6)	12/2024	—	—	—	1
Convercent, Inc.#(5)	One stop	L + 9.00%		N/A(6)	12/2024	—	(1)	—	—
Digital Guardian, Inc.#	One stop	L + 9.50%	(c)	7.50% cash/3.00% PIK	06/2023	1,711	1,704	0.3	1,814
Digital Guardian, Inc.#	Subordinated debt	N/A		8.00% PIK	06/2023	2	1	—	2
Digital Guardian, Inc.#	One stop	L + 8.00%		N/A(6)	06/2023	—	—	—	1
Diligent Corporation	One stop	L + 6.25%	(c)	7.25%	08/2025	27,984	27,580	5.2	27,984
Diligent Corporation#(5)	One stop	L + 6.25%		N/A(6)	08/2025	—	(10)	—	—
Diligent Corporation#(5)	One stop	L + 6.25%		N/A(6)	08/2025	—	(54)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)	6.75%	05/2024	$15,521	$15,408	2.9%	$15,288
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(c)	6.75%	05/2024	4,371	4,339	0.8	4,306
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.75%	05/2024	2,789	2,748	0.5	2,747
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(c)	6.75%	05/2024	1,144	1,135	0.2	1,127
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(c)	6.75%	05/2024	1,055	1,047	0.2	1,039
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(c)	6.75%	05/2024	661	656	0.1	651
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(d)	6.75%	05/2024	64	63	—	62
GS Acquisitionco, Inc.#(5)	One stop	L + 5.75%		N/A(6)	05/2024	—	(1)	—	(3)
GS Acquisitionco, Inc.#(5)	One stop	L + 5.75%		N/A(6)	05/2024	—	(12)	—	(24)
ICIMS, Inc.	One stop	L + 6.50%	(c)	7.50%	09/2024	3,240	3,202	0.6	3,240
ICIMS, Inc.	One stop	L + 6.50%	(c)	7.50%	09/2024	1,065	1,057	0.2	1,065
ICIMS, Inc.	One stop	L + 6.50%	(c)	7.50%	09/2024	621	615	0.1	621
ICIMS, Inc.#	One stop	L + 6.50%	(c)	7.50%	09/2024	44	44	—	44
Impartner, Inc.	One stop	L + 9.50%	(c)	9.30% cash/2.00% PIK	08/2025	1,161	1,154	0.2	1,203
Impartner, Inc.#(5)	One stop	L + 9.50%		N/A(6)	08/2025	—	(1)	—	7
Impartner, Inc.#	One stop	L + 9.50%		N/A(6)	08/2025	—	—	—	—
Infogix, Inc.	One stop	L + 6.00%	(c)	7.00%	04/2024	1,453	1,449	0.3	1,453
Infogix, Inc.	One stop	L + 6.00%	(c)	7.00%	04/2024	228	226	0.1	228
Infogix, Inc.#	One stop	L + 6.00%	(c)	7.00%	04/2024	45	45	—	45
Instructure, Inc.	One stop	L + 7.00%	(c)	8.00%	03/2026	28,778	28,464	5.4	28,778
Instructure, Inc.#(5)	One stop	L + 7.00%		N/A(6)	03/2026	—	(2)	—	—
Integral Ad Science, Inc.	One stop	L + 7.25%	(c)	7.00% cash/1.25% PIK	07/2024	3,566	3,526	0.7	3,566
Integral Ad Science, Inc.#(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	(1)	—	(1)
Integration Appliance, Inc.	One stop	L + 7.25%	(c)	8.25%	08/2023	14,125	14,051	2.6	14,125
Integration Appliance, Inc.#	One stop	L + 7.25%	(d)	8.25%	08/2023	1	1	—	1
Invoice Cloud, Inc.#	One stop	L + 6.50%	(c)	4.25% cash/3.25% PIK	02/2024	1,123	1,116	0.2	1,123
Invoice Cloud, Inc.#	One stop	L + 6.50%	(c)	4.25% cash/3.25% PIK	02/2024	917	912	0.2	917
Invoice Cloud, Inc.#(5)	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	(1)
Juvare, LLC	One stop	L + 6.25%	(c)	7.25%	10/2026	3,012	2,975	0.6	2,974
Juvare, LLC#	One stop	P + 5.25%	(f)	8.50%	10/2026	382	373	0.1	373
Juvare, LLC#(5)	One stop	L + 6.25%		N/A(6)	04/2026	—	(1)	—	(1)
Kaseya Traverse Inc	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	14,664	14,447	2.7	14,664
Kaseya Traverse Inc#	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	1,726	1,709	0.3	1,726
Kaseya Traverse Inc#	One stop	L + 6.50%	(b)	7.50%	05/2025	51	50	—	50
Kaseya Traverse Inc#(5)	One stop	L + 7.00%		N/A(6)	05/2025	—	(15)	—	—
Mindbody, Inc.#	One stop	L + 8.50%	(c)	8.00% cash/1.50% PIK	02/2025	11,795	11,714	2.2	11,559
Mindbody, Inc.#(5)	One stop	L + 8.00%		N/A(6)	02/2025	—	(1)	—	(4)
Ministry Brands, LLC	Senior loan	L + 4.00%	(b)	5.00%	12/2022	221	221	0.1	217
Ministry Brands, LLC#	Senior loan	L + 4.00%	(b)	5.00%	12/2022	130	130	—	127
Ministry Brands, LLC	Senior loan	L + 4.00%	(b)	5.00%	12/2022	127	126	—	124
mParticle, Inc.	One stop	L + 9.75%	(c)	7.50% cash/3.25% PIK	09/2025	1,261	1,246	0.2	1,261
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
mParticle, Inc.#	One stop	L + 9.75%		N/A(6)	09/2025	$—	$—	—%	$—
Namely, Inc.	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	2,125	1,995	0.4	2,082
Namely, Inc.#	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	800	753	0.2	774
Namely, Inc.#	One stop	L + 7.50%	(a)	8.25% cash/1.25% PIK	06/2024	35	35	—	34
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	L + 7.75%	(c)	7.50% cash/1.75% PIK	10/2024	132	127	—	139
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH#	One stop	L + 7.75%		N/A(6)	10/2024	—	—	—	1
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH#(5)	One stop	L + 7.75%		N/A(6)	10/2024	—	(6)	—	70
PDI TA Holdings, Inc.	One stop	L + 4.50%	(a)	5.50%	10/2024	3,391	3,357	0.6	3,357
PDI TA Holdings, Inc.	Second lien	L + 8.50%	(a)	9.50%	10/2025	1,356	1,336	0.3	1,336
Personify, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2024	3,421	3,400	0.6	3,387
Personify, Inc.	One stop	P + 4.75%	(f)	8.00%	09/2024	2,055	2,035	0.4	2,034
Personify, Inc.#	One stop	L + 5.75%	(c)	6.75%	09/2024	30	30	—	29
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)	5.25%	12/2024	1,214	1,206	0.2	1,153
RegEd Aquireco, LLC#	Senior loan	L + 4.25%	(a)(f)	4.40%	12/2024	31	30	—	22
Saturn Borrower Inc.	One stop	L + 6.50%	(c)	7.50%	09/2026	6,472	6,286	1.2	6,472
Saturn Borrower Inc.#(5)	One stop	L + 6.50%		N/A(6)	09/2026	—	(3)	—	—
SnapLogic, Inc.#	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	1,043	1,038	0.2	1,043
SnapLogic, Inc.(5)	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	3	(2)	—	3
SnapLogic, Inc.#	One stop	L + 8.75%		N/A(6)	09/2024	—	—	—	—
Sontatype, Inc.	One stop	L + 6.75%	(c)	7.75%	12/2025	12,912	12,806	2.4	12,912
Sontatype, Inc.#(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(2)	—	—
Spartan Buyer Acquisition Co.	One stop	L + 6.50%	(c)	7.50%	12/2026	12,771	12,613	2.4	12,627
Spartan Buyer Acquisition Co.#(5)	One stop	L + 6.50%		N/A(6)	12/2026	—	(3)	—	(3)
Telesoft Holdings LLC	One stop	L + 5.75%	(b)	6.75%	12/2025	21,115	20,721	3.9	21,115
Telesoft Holdings LLC#(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(4)	—	—
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	4.65%	12/2024	818	813	0.2	778
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	5.50%	12/2024	219	215	—	215
TI Intermediate Holdings, LLC#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	(2)
TI Intermediate Holdings, LLC#(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(3)	—	(3)
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	1,955	1,934	0.4	1,955
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	499	494	0.1	499
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	477	472	0.1	477
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	472	467	0.1	472
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	440	435	0.1	440
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	404	399	0.1	404
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	303	299	0.1	303
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	202	199	—	202
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	182	180	—	182
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2024	150	149	—	150
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	85	84	—	85
Togetherwork Holdings, LLC	One stop	L + 5.75%	(a)	6.75%	03/2025	82	81	—	82
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	18	17	—	18
Togetherwork Holdings, LLC#	One stop	L + 5.75%	(a)	6.75%	03/2025	16	16	—	16
Transact Holdings, Inc.	Senior loan	L + 4.75%	(a)	4.90%	04/2026	756	747	0.1	739
Trintech, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2023	2,088	2,075	0.4	2,088
Trintech, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2023	1,038	1,032	0.2	1,038
Trintech, Inc.#	One stop	L + 6.00%	(c)	7.00%	12/2023	150	149	—	150
Vector CS Midco Limited & Cloudsense Ltd.#(7)(8)(9)	One stop	N/A		4.50% cash/3.55% PIK	05/2024	2,003	1,990	0.4	2,096
Vector CS Midco Limited & Cloudsense Ltd.#(7)(8)(9)	One stop	L + 8.05%	(h)	4.50% cash/3.55% PIK	05/2024	67	66	—	70
Workforce Software, LLC	One stop	L + 6.50%	(c)	7.50%	07/2025	10,984	10,818	2.0	10,984
Workforce Software, LLC#(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(1)	—	—
						317,937	313,975	59.1	317,609
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
2nd Ave. LLC	One stop	L + 6.50%	(d)	7.50%	09/2025	$1,377	$1,366	0.3%	$1,349
2nd Ave. LLC#	One stop	L + 6.50%	(d)	7.50%	09/2025	50	50	—	49
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	1,525	1,515	0.3	1,525
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	1,451	1,437	0.3	1,451
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	1,111	1,102	0.2	1,111
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	878	872	0.2	878
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	749	743	0.1	749
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	619	614	0.1	619
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	599	595	0.1	599
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	488	484	0.1	488
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	445	442	0.1	445
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	444	440	0.1	444
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	384	381	0.1	384
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	348	345	0.1	348
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	313	310	0.1	313
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	289	286	0.1	289
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	252	250	—	252
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	194	193	—	194
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	191	189	—	191
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	159	158	—	159
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	148	146	—	148
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	147	145	—	147
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	108	107	—	108
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	95	95	—	95
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	89	89	—	89
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	85	84	—	85
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	80	79	—	80
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	52	52	—	52
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	49	49	—	49
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	42	42	—	42
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	42	42	—	42
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	37	36	—	37
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	31	31	—	31
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	25	25	—	25
Imperial Optical Midco Inc.#	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	22	22	—	22
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.#	One stop	L + 6.25%		N/A(6)	08/2023	$—	$—	—%	$—
Imperial Optical Midco Inc.#(5)	One stop	L + 6.25%		N/A(6)	08/2023	—	(13)	—	—
Jet Equipment & Tools Ltd.#(7)(8)(10)	One stop	L + 5.25%	(a)	6.25%	11/2024	4,246	4,212	0.8	4,358
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.25%	(a)	6.25%	11/2024	3,347	3,324	0.6	3,343
Jet Equipment & Tools Ltd.#(7)(8)(10)	One stop	L + 5.50%		6.50%	11/2024	1,317	1,304	0.3	1,374
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.25%	(a)	6.25%	11/2024	1,029	1,022	0.2	1,027
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.25%	(a)	6.25%	11/2024	395	393	0.1	396
Jet Equipment & Tools Ltd.#(5)(7)(8)(10)	One stop	L + 5.25%		N/A(6)	11/2024	—	(1)	—	—
Pet Supplies Plus, LLC	Senior loan	L + 4.25%	(c)	5.25%	12/2024	3,299	3,278	0.6	3,299
Pet Supplies Plus, LLC#(5)	Senior loan	L + 4.25%		N/A(6)	12/2023	—	(1)	—	—
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	1,696	1,696	0.3	1,696
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	405	385	0.1	405
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	373	368	0.1	373
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	360	355	0.1	360
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	348	348	0.1	348
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	324	320	0.1	324
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	270	266	0.1	270
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	256	253	0.1	256
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	208	208	—	208
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	184	182	—	184
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	150	144	—	150
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%	(a)	7.50%	05/2023	45	44	—	45
PPV Intermediate Holdings II, LLC#	One stop	N/A		7.90% PIK	05/2023	8	8	—	8
PPV Intermediate Holdings II, LLC#	One stop	L + 6.50%		N/A(6)	05/2023	—	—	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 4.75%	(c)	5.75%	10/2024	996	989	0.2	996
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 4.75%	(c)	5.75%	10/2024	669	664	0.1	669
Sola Franchise, LLC and Sola Salon Studios, LLC#	One stop	L + 4.75%	(c)(f)	6.13%	10/2024	33	32	—	33
Titan Fitness, LLC	One stop	L + 4.75%	(b)(c)	5.75%	02/2025	6,639	6,594	1.1	5,975
Titan Fitness, LLC#	One stop	L + 4.75%	(c)	5.75%	02/2025	785	780	0.1	707
Titan Fitness, LLC#	One stop	L + 4.75%	(c)	5.75%	02/2025	237	235	—	212
Titan Fitness, LLC#(5)	One stop	L + 4.75%		N/A(6)	02/2025	—	(4)	—	—
Vermont Aus Pty Ltd#(7)(8)(11)	One stop	L + 4.75%		4.81%	12/2024	439	433	0.1	488
Vermont Aus Pty Ltd#(7)(8)(11)	One stop	L + 4.75%		4.81%	12/2024	32	30	—	38
						41,008	40,664	7.5	40,431

Total debt investments						$1,026,913	$1,014,726	188.5%	$1,013,519

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(13)(14)
Automobiles
MOP GM Holding, LLC#	LP units	N/A		N/A	N/A	—	$130	—%	$130
Quick Quack Car Wash Holdings, LLC#	LLC units	N/A		N/A	N/A	—	93	—	98
							223	—	228
Biotechnology
BIO18 Borrower, LLC#(15)	LLC units	N/A		N/A	N/A	141	246	0.1	433

Chemicals
Inhance Technologies Holdings LLC#	LLC units	N/A		N/A	N/A	—	34	—	17

Diversified Consumer Services
EWC Growth Partners LLC#	LLC interest	N/A		N/A	N/A	—	25	—	7
Liminex, Inc.#	Common Stock	N/A		N/A	N/A	6	201	—	201
							226	—	208

Electronic Equipment, Instruments, and Components
ES Acquisition LLC#	LP interest	N/A	(c)	N/A	N/A	—	333	0.1	598

Food & Staples Retailing
Captain D's, LLC#	LLC interest	N/A		N/A	N/A	15	15	—	39
Mendocino Farms, LLC#	Common Stock	N/A		N/A	N/A	59	257	0.1	329
Ruby Slipper Cafe LLC, The#	LLC units	N/A		N/A	N/A	6	61	—	13
Ruby Slipper Cafe LLC, The#	LLC units	N/A		N/A	N/A	—	4	—	2
Wood Fired Holding Corp.#	LLC units	N/A		N/A	N/A	103	103	—	84
Wood Fired Holding Corp.#	LLC units	N/A		N/A	N/A	103	—	—	—
							440	0.1	467
Food Products
FCID Merger Sub, Inc.#	Common Stock	N/A		N/A	N/A	1	130	—	130

Health Care Equipment & Supplies
Aspen Medical Products, LLC#	Common Stock	N/A		N/A	N/A	—	17	—	24
Blue River Pet Care, LLC#	LLC units	N/A		N/A	N/A	—	207	0.1	294
CCSL Holdings, LLC#	LP units	N/A		N/A	N/A	—	126	—	126
CMI Parent Inc.#	LLC units	N/A		N/A	N/A	—	492	0.1	495
CMI Parent Inc.#	LLC units	N/A		N/A	N/A	5	5	—	—
							847	0.2	939
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
CRH Healthcare Purchaser, Inc.#(15)	LP interest	N/A	N/A	N/A	102	$68	0.1%	$220
Elite Dental Partners LLC#	LLC units	N/A	N/A	N/A	—	444	0.1	475
Elite Dental Partners LLC#	LLC units	N/A	N/A	N/A	—	191	—	164
Elite Dental Partners LLC#	LLC units	N/A	N/A	N/A	—	—	—	30
Encorevet Group LLC#	Preferred stock	N/A	N/A	N/A	2	223	0.1	286
Encorevet Group LLC#	LLC units	N/A	N/A	N/A	1	91	—	110
ERG Buyer, LLC#	LLC units	N/A	N/A	N/A	—	165	—	5
ERG Buyer, LLC#	LLC units	N/A	N/A	N/A	2	2	—	—
Krueger-Gilbert Health Physics, LLC#	LLC interest	N/A	N/A	N/A	49	50	—	56
MD Now Holdings, Inc.#	LLC units	N/A	N/A	N/A	3	33	—	43
Midwest Veterinary Partners, LLC#	LLC units	N/A	N/A	N/A	—	13	—	15
Midwest Veterinary Partners, LLC#	LLC units	N/A	N/A	N/A	3	—	—	28
Summit Behavioral Healthcare, LLC#	LLC interest	N/A	N/A	N/A	—	14	—	19
Summit Behavioral Healthcare, LLC#	LLC interest	N/A	N/A	N/A	—	—	—	—
						1,294	0.3	1,451
Health Care Technology
Connexin Software, Inc.#	LLC interest	N/A	N/A	N/A	26	26	—	45
HSI Halo Acquisition, Inc.#	Preferred stock	N/A	N/A	N/A	—	75	—	66
HSI Halo Acquisition, Inc.#	Common Stock	N/A	N/A	N/A	—	—	—	—
Caliper Software, Inc.#	Preferred stock	N/A	N/A	N/A	1	596	0.2	767
Caliper Software, Inc.#	Preferred stock	N/A	N/A	N/A	—	340	0.1	340
Caliper Software, Inc.#	Common Stock	N/A	N/A	N/A	53	53	—	195
Caliper Software, Inc.#	Preferred stock	N/A	N/A	N/A	—	15	—	15
Caliper Software, Inc.#	Preferred stock	N/A	N/A	N/A	—	8	—	11
						1,113	0.3	1,439

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants and Leisure
SSRG Holdings, LLC#	LLC units	N/A	N/A	N/A	40	$399	0.1%	$266
Tropical Smoothie Cafe Holdings, LLC#(15)	LP units	N/A	N/A	N/A	2	220	—	257
						619	0.1	523
Household Durables
Groundworks LLC#	LLC units	N/A	N/A	N/A	—	53	—	107

Insurance
Majesco#	LP units	N/A	N/A	N/A	—	106	—	109
Majesco#	LP units	N/A	N/A	N/A	24	—	—	46
Orchid Underwriters Agency, LLC#	LP interest	N/A	N/A	N/A	22	22	—	19
						128	—	174

IT Services
Appriss Holdings, Inc.#	Preferred stock	N/A	N/A	N/A	—	52	—	64
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.#	Preferred stock	N/A	N/A	N/A	217	170	0.1	547
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.#	Preferred stock	N/A	N/A	N/A	57	156	0.1	158
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.#	Warrant	N/A	N/A	N/A	75	59	0.1	160
Centrify Corporation#	LP interest	N/A	N/A	N/A	—	170	—	104
Centrify Corporation#	LP interest	N/A	N/A	N/A	60	—	—	—
Episerver, Inc.#	LLC units	N/A	N/A	N/A	17	173	—	129
PCS Intermediate II Holdings, LLC#	LLC units	N/A	N/A	N/A	13	126	—	146
Red Dawn SEI Buyer, Inc.#	LP interest	N/A	N/A	N/A	219	219	0.1	247
						1,125	0.4	1,555
Leisure Products
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	15	24	—	13
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	10	16	—	9
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	9	13	—	7
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	8	12	—	7
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	3	5	—	3
WBZ Investment LLC#	LLC interest	N/A	N/A	N/A	—	—	—	—
						70	—	39
Professional Services
Net Health Acquisition Corp.#	LP interest	N/A	N/A	N/A	1	126	—	137
Nexus Brands Group, Inc.#	LP interest	N/A	N/A	N/A	—	49	—	64
						175	—	201
Real Estate Management & Development
Property Brands, Inc.#	LLC units	N/A	N/A	N/A	11	60	—	100

Road & Rail
Internet Truckstop Group LLC#	LP interest	N/A	N/A	N/A	146	146	—	116

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Astute Holdings, Inc. #	LP interest	N/A	N/A	N/A	—	$83	—%	$167
Calabrio, Inc. #	Common Stock	N/A	N/A	N/A	58	444	0.2	897
Cloudbees, Inc.#	Preferred stock	N/A	N/A	N/A	15	93	—	72
Cloudbees, Inc.#	Warrant	N/A	N/A	N/A	27	40	—	66
Confluence Technologies, Inc.#	LLC interest	N/A	N/A	N/A	—	53	—	90
Convercent, Inc.#	Warrant	N/A	N/A	N/A	82	16	—	37
Digital Guardian, Inc.#	Preferred stock	N/A	N/A	N/A	72	87	—	76
Digital Guardian, Inc.#	Warrant	N/A	N/A	N/A	25	43	—	59
Digital Guardian, Inc.#	Preferred stock	N/A	N/A	N/A	15	27	—	36
Digital Guardian, Inc.#	Preferred stock	N/A	N/A	N/A	14	25	—	35
Digital Guardian, Inc.#	Warrant	N/A	N/A	N/A	25	4	—	14
GS Acquisitionco, Inc.#	LP interest	N/A	N/A	N/A	—	44	0.1	177
MetricStream, Inc.#	Warrant	N/A	N/A	N/A	44	67	—	49
mParticle, Inc.#	Warrant	N/A	N/A	N/A	10	4	—	46
Namely, Inc.#	Warrant	N/A	N/A	N/A	24	163	—	158
Namely, Inc.#	Warrant	N/A	N/A	N/A	8	14	—	13
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH#	Warrant	N/A	N/A	N/A	2	6	—	16
Personify, Inc.#	LLC units	N/A	N/A	N/A	163	171	0.1	237
Pride Midco, Inc.#(15)	Preferred stock	N/A	N/A	N/A	1	556	0.1	707
RegEd Aquireco, LLC#	LP interest	N/A	N/A	N/A	—	70	—	41
RegEd Aquireco, LLC#	LP interest	N/A	N/A	N/A	1	—	—	—
Saturn Borrower Inc.#	LP units	N/A	N/A	N/A	132	132	—	132
SnapLogic, Inc.#	Preferred stock	N/A	N/A	N/A	66	164	0.1	257
SnapLogic, Inc.#	Warrant	N/A	N/A	N/A	16	6	—	45
Spartan Buyer Acquisition Co.#	Common Stock	N/A	N/A	N/A	—	216	0.1	216
Telesoft Holdings LLC#	LP interest	N/A	N/A	N/A	131	131	—	125
						2,659	0.7	3,768
Specialty Retail
2nd Ave. LLC#	LP interest	N/A	N/A	N/A	157	157	—	145
Imperial Optical Midco Inc.#	Preferred stock	N/A	N/A	N/A	—	110	—	119
Imperial Optical Midco Inc.#	Preferred stock	N/A	N/A	N/A	—	42	—	42
Jet Equipment & Tools Ltd.#(7)(8)(10)	LLC units	N/A	N/A	N/A	—	173	0.2	730
Pet Supplies Plus, LLC#	LLC units	N/A	N/A	N/A	34	34	—	114
PPV Intermediate Holdings II, LLC#	LLC interest	N/A	N/A	N/A	98	98	0.1	164
Sola Franchise, LLC and Sola Salon Studios, LLC#	LLC units	N/A	N/A	N/A	1	130	—	147
Sola Franchise, LLC and Sola Salon Studios, LLC#	LLC units	N/A	N/A	N/A	—	26	—	29
						770	0.3	1,490

Total equity investments						$10,691	2.6%	$13,983

Total investments					$1,026,913	$1,025,417	191.1%	$1,027,502

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.01% (16)			$7,407	1.4%	$7,407
Total money market funds						$7,407	1.4%	$7,407

Total investments and money market funds						$1,032,824	192.5%	$1,034,909

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2020
(In thousands)

#	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 8).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars or U.K. pound sterling (‘‘GBP’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’) or Prime (‘‘P’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR, EURIBOR, or Prime and the weighted average current interest rate in effect as of December 31, 2020. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of December 31, 2020, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2020, as the loan may have priced or repriced based on an index rate prior to December 31, 2020.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.14% as of December 31, 2020.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 0.19% as of December 31, 2020.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.24% as of December 31, 2020.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 0.26% as of December 31, 2020.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 0.34% as of December 31, 2020.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.25% as of December 31, 2020.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.55% as of December 31, 2020.
(h) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.03% as of December 31, 2020.
(i) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.06% as of December 31, 2020.
(j) Denotes that all or a portion of the loan was indexed to the Canadian Bank Acceptances Rate, which was 0.48% as of December 31, 2020.
(2)For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2020.
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
(6)The entire commitment was unfunded as of December 31, 2020. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2020, total non-qualifying assets at fair value represented 4.1% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(15)The Company holds an equity investment that entitles it to receive preferential dividends.
(16)The rate shown is the annualized seven-day yield as of December 31, 2020.

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
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to LIBOR denominated in U.S. dollars or GBP, EURIBOR, or Prime which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR, EURIBOR, or Prime and the weighted average current interest rate in effect as of September 30, 2020. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of September 30, 2020, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2020, as the loan may have priced or repriced based on an index rate prior to September 30, 2020.
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

In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2020 and 2019, interest income included $1,256 and $700, respectively, of accretion of discounts. For the three months ended December 31, 2020 and 2019, the Company received loan origination fees of $2,235 and $2,995, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2020 and 2019, the Company capitalized PIK interest of $572 and $247, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three months ended December 31, 2020 and 2019, fee income included $303 and $32, respectively, of prepayment premiums, which fees are non-recurring.

For the three months ended December 31, 2020 and 2019, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $16,579 and $13,774, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three months ended December 31, 2020 and 2019, the Company recorded dividend income of $39 and $2 respectively, and return of capital distributions of $0 and $0, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of December 31, 2020 and September 30, 2020, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2020 and 2019, the Company did not incur U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

December 31, 2020. The Company's tax returns for the 2017 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2020 and September 30, 2020, the Company had deferred debt issuance costs of $1,769 and $1,191, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three months ended December 31, 2020 and 2019 was $455 and $205, respectively.

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

As of December 31, 2020 and September 30, 2020, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2020		As of September 30, 2020
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$927,111	$507,353	$921,786	$507,353
As of December 31, 2020 and September 30, 2020, the ratio of total contributed capital to total capital subscriptions was 54.7% and 55.0%, respectively, and the Company had uncalled capital commitments of $419,758 and $414,433, respectively. During the three months ended December 31, 2020, undrawn subscriptions totaling $1,000 expired pursuant to the terms of the respective Subscription Agreements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the shares of GBDC 3 common stock issued for the three months ended December 31, 2020 and 2019:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the three months ended December 31, 2019
Issuance of shares	10/14/19	1,900,611.630	15.00	28,509
Issuance of shares	11/18/19	1,900,611.628	15.00	28,509
Issuance of shares	12/19/19	2,660,856.371	15.00	39,913
Shares issued for capital drawdowns		6,462,079.629		$96,931
Issuance of shares (1)	11/26/19	185,724.541	15.00	2,786
Issuance of shares (1)	12/27/19	173,246.102	15.00	2,599
Shares issued through DRIP		358,970.643		$5,385

Shares issued for the three months ended December 31, 2020
Issuance of shares (1)	12/18/20	431,254.910	14.97	6,455	(2)
Shares issued through DRIP		431,254.910		$6,455

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

For the three months ended December 31, 2020 and 2019, the base management fees incurred by the Company were $3,330 and $2,397, respectively, and the base management fees irrevocably waived by the Investment Adviser were $908 and $654, respectively.

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

For the three months ended December 31, 2020 and 2019, the Income Incentive Fee incurred was $1,936 and $1,478, respectively.

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

For the three months ended December 31, 2020 and 2019, the Income Incentive Fee irrevocably waived by the Investment Adviser was $142 and $161, respectively.

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

The Capital Gain Incentive Fee is calculated on a cumulative basis from September 29, 2017 through the end of each calendar year or termination of the Investment Advisory Agreement. For periods ending on or prior to the date of the closing of a Liquidity Event, the Investment Adviser has agreed to irrevocably waive that portion of the Capital Gain Incentive Fee, calculated as described above, in excess of 15.0% of the Capital Gain Incentive Fee Base, provided that any amounts so waived shall be deemed paid to the Investment Adviser for purposes of determining the Capital

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Gain Incentive Fee payable after the closing of a public offering or listing. For the three months ended December 31, 2020 and 2019, the accrual of the Capital Gain Incentive Fee waiver was $0 and $136, respectively.

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

For the three months ended December 31, 2020 and 2019, the Capital Gain Incentive Fee incurred was $0 and $544, respectively.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of December 31, 2020 and September 30, 2020.

As of December 31, 2020 and September 30, 2020, there were no accruals for the capital gain incentive fee (net of waiver) under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the three months ended December 31, 2020 and 2019, the Company deposited $557 and $409, respectively, into the Escrow Account.

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

As of December 31, 2020 and September 30, 2020, included in accounts payable and accrued expenses is $344 and $328, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2020 and 2019 were $233 and $173, respectively. As of December 31, 2020 and September 30, 2020, included in accounts payable and accrued expenses were $216 and $237, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. On October 1, 2018, GCOP LLC, entered into an additional Subscription Agreement for $10,000. On January 1, 2020, GCOP LLC, entered into an additional Subscription Agreement for $13,000. As of December 31, 2020, GCOP LLC has an aggregate commitment of $23,011. As of December 31, 2020, the Company has issued 580,220.714 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $8,688 and has also issued 63,205.768 shares to GCOP LLC through the DRIP.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of December 31, 2020, the Company has issued 1,834,523.315 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27,500.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2020, permits the Company to borrow a maximum of $40,000 and expires on September 29, 2023. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

Note 5.    Investments

Investments as of December 31, 2020 and September 30, 2020 consisted of the following:

	As of December 31, 2020			As of September 30, 2020
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$176,238	$174,447	$174,077	$178,191	$176,117	$175,635
One stop	844,357	834,050	833,133	710,463	701,468	695,156
Second lien	6,281	6,193	6,260	4,806	4,734	4,805
Subordinated debt	37	36	49	37	36	46
Equity	N/A	10,691	13,983	N/A	9,140	11,209
Total	$1,026,913	$1,025,417	$1,027,502	$893,497	$891,495	$886,851

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of December 31, 2020		As of September 30, 2020
Amortized Cost:
United States
Mid-Atlantic	$257,138	25.1%	$231,185	25.9%
Midwest	180,306	17.6	163,767	18.4
Northeast	56,067	5.5	51,446	5.8
Southeast	196,586	19.2	175,793	19.7
Southwest	133,655	13.0	99,900	11.2
West	168,808	16.5	144,013	16.1
Canada	16,544	1.6	12,810	1.4
United Kingdom	8,236	0.8	2,038	0.2
Australia	463	0.0 *	462	0.1
Luxembourg	7,614	0.7	7,626	0.9
Andorra	—	—	2,455	0.3
Total	$1,025,417	100.0%	$891,495	100.0%
Fair Value:
United States
Mid-Atlantic	$259,929	25.3%	$232,216	26.2%
Midwest	178,120	17.3	161,171	18.2
Northeast	56,795	5.5	51,231	5.8
Southeast	194,783	19.0	173,860	19.6
Southwest	133,618	13.0	98,257	11.1
West	170,880	16.6	145,224	16.4
Canada	17,449	1.7	12,969	1.4
United Kingdom	8,400	0.8	2,029	0.2
Australia	526	0.1	490	0.0 *
Luxembourg	7,002	0.7	7,020	0.8
Andorra	—	—	2,384	0.3
Total	$1,027,502	100.0%	$886,851	100.0%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

*	Represents an amount less than 0.1%

The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2020 and September 30, 2020 were as follows:

	As of December 31, 2020		As of September 30, 2020
Amortized Cost:
Airlines	$7,614	0.7%	$7,626	0.9%
Auto Components	664	0.1	666	0.1
Automobiles	30,867	3.0	10,291	1.2
Beverages	5,277	0.5	5,289	0.6
Biotechnology	3,695	0.3	3,702	0.4
Chemicals	3,279	0.3	3,286	0.4
Commercial Services and Supplies	49,893	4.9	31,478	3.5
Containers and Packaging	5,084	0.5	4,264	0.5
Diversified Consumer Services	13,275	1.3	2,587	0.3
Diversified Financial Services	21,119	2.1	20,926	2.3
Electronic Equipment, Instruments and Components	23,197	2.2	19,900	2.2
Food and Staples Retailing	7,265	0.7	7,241	0.8
Food Products	17,396	1.7	435	— *
Health Care Technology	57,428	5.6	55,722	6.3
Healthcare Equipment & Supplies	32,404	3.2	26,339	3.0
Health Care Providers & Services	80,534	7.9	57,621	6.5
Hotels, Restaurants and Leisure	61,725	6.0	60,943	6.8
Household Durables	1,766	0.2	1,666	0.2
Household Products	1,226	0.1	1,224	0.1
Industrial Conglomerates	7,850	0.8	1,611	0.2
Insurance	40,925	4.0	37,600	4.2
Internet and Catalog Retail	2,311	0.2	2,360	0.3
IT Services	102,955	10.0	101,354	11.4
Leisure Products	2,501	0.2	2,486	0.3
Machinery	7,337	0.7	7,221	0.8
Marine	4,197	0.4	—	—
Oil, Gas and Consumable Fuels	28,607	2.8	28,604	3.2
Paper and Forest Products	2,003	0.2	2,016	0.2
Pharmaceuticals	4,824	0.5	4,834	0.5
Professional Services	6,865	0.7	6,280	0.7
Real Estate Management and Development	25,248	2.5	25,013	2.8
Road and Rail	8,018	0.8	8,030	0.9
Software	316,634	30.9	291,706	32.7
Specialty Retail	41,434	4.0	48,408	5.4
Textiles, Apparel and Luxury Goods	—	—	2,766	0.3
Total	$1,025,417	100.0%	$891,495	100.0%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2020		As of September 30, 2020
Fair Value:
Airlines	$7,002	0.7%	$7,020	0.8%
Auto Components	667	0.1	655	0.1
Automobiles	31,001	3.0	10,547	1.2
Beverages	5,311	0.5	5,162	0.6
Biotechnology	3,914	0.4	3,885	0.4
Chemicals	3,163	0.3	3,105	0.3
Commercial Services and Supplies	49,267	4.8	30,473	3.4
Containers and Packaging	5,097	0.5	4,233	0.5
Diversified Consumer Services	13,195	1.3	2,525	0.3
Diversified Financial Services	21,391	2.1	20,991	2.4
Electronic Equipment, Instruments and Components	23,697	2.3	20,374	2.3
Food and Staples Retailing	7,160	0.7	6,882	0.8
Food Products	17,391	1.7	403	0.0*
Health Care Technology	57,007	5.5	55,131	6.2
Healthcare Equipment and Supplies	32,426	3.1	26,171	2.9
Healthcare Providers and Services	80,373	7.8	57,068	6.4
Hotels, Restaurants and Leisure	58,277	5.6	58,146	6.6
Household Durables	1,815	0.2	1,701	0.2
Household Products	1,235	0.1	1,233	0.1
Industrial Conglomerates	7,875	0.8	1,583	0.2
Insurance	41,792	4.1	37,869	4.3
Internet and Catalog Retail	2,136	0.2	2,258	0.2
IT Services	103,666	10.1	101,140	11.4
Leisure Products	2,238	0.2	2,239	0.3
Machinery	6,835	0.7	6,675	0.8
Marine	4,196	0.4	—	—
Oil, Gas and Consumable Fuels	28,765	2.8	28,077	3.2
Paper and Forest Products	1,935	0.2	1,927	0.2
Pharmaceuticals	4,866	0.5	4,878	0.6
Professional Services	6,853	0.6	6,238	0.7
Real Estate Management and Development	25,526	2.5	24,361	2.7
Road and Rail	8,132	0.8	8,166	0.9
Software	321,377	31.3	294,066	33.2
Specialty Retail	41,921	4.1	48,880	5.5
Textiles, Apparel and Luxury Goods	—	—	2,789	0.3
Total	$1,027,502	100.0%	$886,851	100.0%

*	Represents an amount less than 0.1%

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of December 31, 2020 and September 30, 2020, the Company had $109,375 of LLC equity interest subscriptions to GBDC 3 SLF, none of which were funded as of each December 31, 2020 and September 30, 2020 as GBDC 3 SLF has not yet commenced operations.

Note 6.    Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies.

The outstanding forward currency contracts as of December 31, 2020 and September 30, 2020 were as follows:

As of December 31, 2020
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	$—	$(63)
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	—	(146)
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	—	(193)
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	—	(219)
Macquarie Bank Limited	£2,985	EUR	$3,740	USD	6/14/2024	—	(23)
						$—	$(644)

As of September 30, 2020
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	$152	$—
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	43	—
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	—	(77)
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	$—	$(70)
						$195	$(147)

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

The following table is intended to provide additional information about the effect of the forward foreign currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2020 and September 30, 2020.

As of December 31, 2020
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$—	$(644)	$(644)	$450	$(194)

As of September 30, 2020
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$195	$(147)	$48	$—	$48

(1)In some instances, the actual collateral pledged may be more than the amount shown due to overcollateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

The impact of derivative transactions for the three months ended December 31, 2020 and 2019 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three Months Ended December 31,
	2020	2019
Foreign exchange	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three Months Ended December 31,
	2020	2019
Foreign exchange	$(692)	$(299)

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended December 31, 2020 and 2019:

Average U.S. Dollar notional outstanding	Three Months Ended December 31,
	2020	2019
Forward currency contracts	$14,884	$11,874

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the three months ended December 31, 2020 and 2019. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2020 and September 30, 2020, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2020 and September 30, 2020:

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of December 31, 2020	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,013,519	$1,013,519
Equity investments(1)	—	—	13,983	13,983
Money market funds(1)(2)	7,407	—	—	7,407
Total assets, at fair value:	$7,407	$—	$1,027,502	$1,034,909
Liabilities, at fair value:
Forward currency contracts	$—	$(644)	$—	$(644)
Total liabilities, at fair value:	$—	$(644)	$—	$(644)

As of September 30, 2020	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$875,642	$875,642
Equity investments(1)	—	—	11,209	11,209
Money market funds(1)(2)	8,705	—	—	8,705
Forward currency contracts	—	195	—	195
Total assets, at fair value:	$8,705	$195	$886,851	$895,751
Liabilities, at fair value:
Forward currency contracts	$—	$(147)	$—	$(147)
Total liabilities, at fair value:	$—	$(147)	$—	$(147)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2020 and 2019 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of December 31, 2020 and December 31, 2019 was $7,683 and $2,786, respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2020 and 2019:

	For the three months ended December 31, 2020
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$875,642	$11,209	$886,851
Net change in unrealized appreciation (depreciation) on investments	5,506	1,223	6,729
Realized gain (loss) on investments	3	286	289
Funding of (proceeds from) revolving loans, net	(483)	—	(483)
Fundings of investments	165,910	1,833	167,743
PIK interest	572	—	572
Proceeds from principal payments and sales of portfolio investments	(34,887)	(568)	(35,455)
Accretion of discounts and amortization of premiums	1,256	—	1,256
Fair value, end of period	$1,013,519	$13,983	$1,027,502

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

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2020 and September 30, 2020:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$173,338	Market rate approach	Market interest rate	3.7% - 14.0% (5.6%)
		Market comparable companies	EBITDA multiples	7.5x - 20.0x (15.2x)
	739	Market comparable companies	Broker/ Dealer bids or quotes	N/A
One stop loans(2)	$833,133	Market rate approach	Market interest rate	4.8% - 19.8% (7.4%)
		Market comparable companies	EBITDA multiples	6.0x - 27.0x (16.2x)
		Market comparable companies	Revenue multiples	3.5x - 13.9x (7.6x)
Subordinated debt and second lien loans(3)	$6,309	Market rate approach	Market interest rate	6.0% - 12.0% (10.8%)
		Market comparable companies	EBITDA multiples	13.0x - 21.0x (19.7x)
		Market comparable companies	Revenue multiples	4.0x - 8.8x (4.0x)
Equity(4)	$13,983	Market comparable companies	EBITDA multiples	8.0x - 26.0x (15.9x)
			Revenue multiples	4.0x - 13.9x (7.9x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $655,085 and $178,048 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $6,260 and $49 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(4)The Company valued $10,289 and $3,694 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value of September 30, 2020	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets, at fair value:
Senior secured loans	$174,919	Market rate approach	Market interest rate	3.7% - 17.7% (5.7%)
		Market comparable companies	EBITDA multiples	4.4x - 20.0x (15.0x)
	716	Market comparable companies	Broker/ Dealer bids or quotes	N/A
One stop loans(2)	$695,156	Market rate approach	Market interest rate	1.0% - 15.7% (7.5%)
		Market comparable companies	EBITDA multiples	6.0x - 27.0x (15.4x)
		Market comparable companies	Revenue multiples	3.5x - 16.2x (7.0x)
Subordinated debt and second lien loans(3)	$4,851	Market rate approach	Market interest rate	6.0% - 12.0% (10.9%)
		Market comparable companies	EBITDA multiples	11.5x - 21.3x (19.5x)
		Market comparable companies	Revenue multiples	4.0x - 8.5x (8.3x)
Equity(4)	$11,209	Market comparable companies	EBITDA multiples	7.0x - 24.0x (15.3x)
			Revenue multiples	3.5x - 16.2x (8.8x)
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

The following are the carrying values and fair values of the Company’s debt as of December 31, 2020 and September 30, 2020.

	As of December 31, 2020		As of September 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$515,268	$515,268	$380,791	$380,791

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2020, the Company’s asset coverage for borrowed amounts was 204.2%.

Adviser Revolver: On October 2, 2017, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of October 2, 2020. On June 28, 2019, the Company and the Investment Adviser amended the Adviser Revolver to increase the borrowing capacity from $40,000 to $100,000. On August 15, 2019, the Company and the Investment Adviser entered into a second amendment to the Adviser Revolver to increase the borrowing capacity from $100,000 to $125,000. On October 28, 2019, the Company entered into a third amendment to the Adviser Revolver, which decreased the borrowing capacity from $125,000 to $40,000. On October 1, 2020, the Company entered into a fourth amendment to the Adviser Revolver, which extended the maturity date of the Adviser Revolver from October 2, 2020 to September 29, 2023. Other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2020 was 0.2%. As of December 31, 2020 and September 30, 2020, the Company had no outstanding debt under the Adviser Revolver.

For the three months ended December 31, 2020 and 2019, the Company had borrowings on the Adviser Revolver of $10,200 and $11,000, respectively, and repayments on the Adviser Revolver of $10,200 and $9,500, respectively.

For the three months ended December 31, 2020 and 2019, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended December 31,
	2020		2019
Stated interest expense	$—	*	$7
Cash paid for interest expense	—	*	259
Annualized average stated interest rate	0.1%		1.8%
Average outstanding balance	$111		$1,467

* Represents an amount less than $1.

SB Revolver: On February 4, 2019, the Company entered into a revolving credit agreement (as amended, the “SB Revolver”) with Signature Bank (“SB”), as administrative agent and a lender, which allowed the Company to borrow up to $175,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of February 4, 2021. On April 8, 2019, the Company entered into an amendment to the SB Revolver with SB which increased the borrowing capacity under the SB Revolver to $225,000 from $175,000. Other material terms of the SB Revolver were unchanged. On May 31, 2019, the Company amended the SB Revolver to permit borrowings in foreign currencies. On February 7, 2020, the Company, together with GBDC 3 Funding II entered into an amendment to the SB Revolver (the “SB Revolver Amendment”). The SB Revolver Amendment amended the SB Revolver to, among other things, increase the borrowing capacity under the SB Revolver to $275,000 from $225,000 and increase the borrowing base against which the Company may borrow through April 7, 2020, after which the borrowing base reverts to the terms applicable to the Company prior to the SB Revolver Amendment. The other material terms of the SB Revolver were unchanged. As of December 31, 2020, the Company could borrow up to $275,000.

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

As of December 31, 2020 and September 30, 2020, the Company had outstanding debt under the SB Revolver of $275,000 and $230,484, respectively. For the three months ended December 31, 2020 and 2019, the Company had borrowings on the SB Revolver of $60,116 and $31,242, respectively, and repayments on the SB Revolver of $15,600 and $66,403, respectively.

For the three months ended December 31, 2020 and 2019, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the SB Revolver were as follows:

	Three months ended December 31,
	2020	2019
Stated interest expense	$1,054	$1,239
Facility fees	11	31
Amortization of debt issuance costs	247	95
Total interest expense	$1,312	$1,365
Cash paid for interest expense	$1,059	$1,378
Annualized average stated interest rate	1.7%	3.4%
Average outstanding balance	$246,464	$144,167

DB Credit Facility: On September 10, 2019 (the “Effective Date”), the Company and GBDC 3 Funding, entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. As of December 31, 2020, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $250,000, subject to leverage and borrowing base restrictions. The period during which GBDC 3 Funding may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through September 10, 2022 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default.

As of December 31, 2020, the DB Credit Facility bears interest at the applicable base rate plus 2.00% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

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

As of December 31, 2020 and September 30, 2020, the Company had outstanding debt under the DB Credit Facility of $240,268 and $150,307, respectively. For the three months ended December 31, 2020 and 2019, the Company had borrowings on the DB Credit Facility of $89,867 and $140,900, respectively, and repayments on the DB Revolver of $0 and $13,600, respectively.

For the three months ended December 31, 2020 and 2019, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended December 31,
	2020	2019
Stated interest expense	$938	$1,679
Facility fees	216	213
Amortization of debt issuance costs	208	110
Total interest expense	$1,362	$2,002
Cash paid for interest expense	$1,063	$—
Annualized average stated interest rate	2.3%	4.0%
Average outstanding balance	$163,436	$167,228

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

As of December 31, 2020 and September 30, 2020, the Company had no short-term borrowings. For the three months ended December 31, 2019, the annualized effective interest rate on short-term borrowings was 5.0% and interest expense was $128. The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2019 reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $(189).

For the three months ended December 31, 2020, the average total debt outstanding (including the debt under the Adviser Revolver, SB Revolver, and DB Credit Facility) was $410,011. For the three months ended December 31, 2019, the average total debt outstanding (including the debt under the Adviser Revolver, SB Revolver, DB Credit Facility and other short-term borrowings) was $323,125.

For the three months ended December 31, 2020 and 2019, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 2.6% and 4.3%, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

A summary of the Company’s maturity requirements for borrowings as of December 31, 2020 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$275,000	$275,000	$—	$—	$—
DB Credit Facility	240,268	—	—	240,268	—
Total borrowings	$515,268	$275,000	$—	$240,268	$—

Note 9. Commitments and Contingencies

Commitments: As of December 31, 2020, the Company had outstanding commitments to fund investments totaling $75,713, including $11,340 of commitments on undrawn revolvers. As of September 30, 2020, the Company had outstanding commitments to fund investments totaling $92,118, including $9,691 on undrawn revolvers. As described in Note 5, the Company had commitments of up to $109,375 to GBDC 3 SLF as of both December 31, 2020 and September 30, 2020 which could be contributed primarily for the purpose of funding new investments approved by the GBDC 3 SLF investment committee. As of December 31, 2020, GBDC 3 SLF has not yet commenced operations.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of December 31, 2020 and September 30, 2020. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Three months ended December 31,
	2020	2019
Net asset value at beginning of period	$14.97	$15.00
Distributions declared:(2)
From net investment income	(0.42)	(0.34)
From capital gains	0.00	0.00	^
Net investment income	0.29	0.27
Net realized gain (loss) on investment transactions	0.01	0.00	^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.16	0.07
Net asset value at end of period	$15.01	$15.00
Total return based on net asset value per share(4)	3.10%	2.24%
Number of common shares outstanding	35,820,104.376	29,715,740.183

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2020	2019
Ratio of net investment income to average net assets*	7.58%	7.24%
Ratio of total expenses to average net assets(5)*	5.36%	7.13%
Ratio of management fee waiver to average net assets*	(0.68)%	(0.67)%
Ratio of incentive fee waiver to average net assets	(0.03)%	(0.08)%
Ratio of net expenses to average net assets (6)*	4.65%	6.38%
Ratio of incentive fees to average net assets	0.36%	0.52%
Ratio of total expenses (without incentive fees) to average net assets*	5.00%	6.61%
Total return based on average net asset value(7)*	12.23%	9.37%
Net assets at end of period	$537,619	$445,736
Average debt outstanding	$410,011	$323,125
Average debt outstanding per share	$11.45	$10.87
Portfolio Turnover *	15.05%	12.24%
Asset coverage ratio(8)	204.21%	220.71%
Asset coverage ratio per unit(9)	$2,042	$2,207
Average market value per unit (10):
SB Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A
Other short-term borrowings	N/A	N/A

* Annualized for periods less than a year
^ Represents an amount less than $0.01 per share.
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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

(5)For the three months ended December 31, 2020 and 2019, incentive fee is not annualized in the calculation.
(6)For the three months ended December 31, 2020 and 2019, incentive fee waived is not annualized in the calculation.
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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the three months ended December 31, 2020 and 2019:

	Three months ended December 31,
	2020	2019
Earnings available to stockholders	$16,411	$9,125
Basic and diluted weighted average shares outstanding	35,454,475	25,893,806
Basic and diluted earnings per share	$0.46	$0.35

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2020 and 2019:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the three months ended December 31, 2020
11/20/2020	12/15/2020	12/18/2020	35,388,849.466	$0.42	$14,864
Total dividends declared for the three months ended December 31, 2020					$14,864

For the three months ended December 31, 2019
08/06/2019	10/18/2019	12/27/2019	24,795,301.540	$0.0974	$2,415
11/22/2019	11/28/2019	12/27/2019	26,881,637.710	0.1310	3,522
11/22/2019	12/20/2019	02/26/2020	29,542,494.081	0.1079	3,188
Total dividends declared for the three months ended December 31, 2019					$9,125

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2020 and 2019 :

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the three months ended December 31, 2020
December 18, 2020	431,254.910	$14.97	$6,455
	431,254.910		$6,455

For the three months ended December 31, 2019
November 26, 2019	185,724.541	$15.00	$2,786
December 27, 2019	173,246.102	15.00	2,599
	358,970.643		$5,385
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On January 1, 2021, the Company entered into subscription agreements with additional stockholders totaling $2,100 in the aggregate, and also entered into agreements to extend the commitments under certain subscription agreements with existing stockholders to January 1, 2022 totaling $7,116 and had commitment expirations of $2,496.

The Company issued a capital call to stockholders that was due January 22, 2021, which is summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	1/22/2021	1,823,493.390	$15.00	$27,352

On February 4, 2021, the Company entered into an amendment on the SB Revolver to, among other things, extend the stated maturity to February 4, 2022 and amend the interest rate at which borrowings are made, at the Company's election, to either the one-, two- or three-month LIBOR plus 1.70% or the prime rate minus 1.20%. In addition, the non-usage fee was amended to a rate of 0.25% per annum on the unused portion of the SB Revolver, and the fee payable if the Company requests to extend the maturity date of the SB Revolver was amended to 0.25% of the commitments under the SB Revolver as of the date the Company receives notice of such extension, including the fee payable in connection with the extension contemplated by the amendment executed on February 4, 2021. The fee payable by the Company if the Company exercises its right to request an increase in the maximum commitments under the SB Revolver upon satisfaction of certain conditions was amended to 0.25% of such increased or new commitment, with each of the extension and commitment fees subject to pro-ration in accordance with the terms of the SB Revolver. The other material terms of the SB Revolver were unchanged.

On November 20, 2020 and February 5, 2021, the Board declared distributions to holders of record as set forth in the table below:

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Record Date	Payment Date	Amount Per Share
January 28, 2021	March 11, 2021	Amount such that the Company's net asset value as of January 31, 2021 on a pro forma basis after giving effect to the payment of this dividend is $15.00 per share
February 25, 2021	May 25, 2021	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2021 through February 28, 2021 per share
March 26, 2021	May 25, 2021	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2021 through March 31, 2021 per share
April 29, 2021	July 26, 2021	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2021 through April 30, 2021 per share

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2020.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $35.0 billion in capital under management as of December 31, 2020, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of December 31, 2020 and September 30, 2020, our portfolio at fair value was comprised of the following:

	As of December 31, 2020		As of September 30, 2020
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$174,077	16.9%	$175,635	19.8%
One stop	833,133	81.1	695,156	78.4
Second lien	6,260	0.6	4,805	0.5
Subordinated debt	49	0.0 *	46	0.0 *
Equity	13,983	1.4	11,209	1.3
Total	$1,027,502	100.0%	$886,851	100.0%

*Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2020 and September 30, 2020, one stop loans included $178.0 million and $162.5 million, respectively, of late stage lending loans at fair value.

As of December 31, 2020 and September 30, 2020, we had debt and equity investments in 151 and 147 portfolio companies, respectively. The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended December 31, 2020 and 2019:

	For the three months ended
	December 31, 2020	December 31, 2019
Weighted average income yield(1)*	7.2%	8.0%
Weighted average investment income yield(2)*	7.7%	8.4%
Total return based on average net asset value(3) *	12.2%	9.4%
Total return based on net asset value per share(4)	3.1%	2.2%

* Annualized for periods less than one year.
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
As of December 31, 2020, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 8.32% for stockholders taken as a whole. For the three months ended December 31, 2020 and 2019, GBDC 3 earned a fiscal year-to-date IRR of 13.05% and 9.7%, respectively, for stockholders taken as a whole. An individual stockholder’s

IRR may vary based on the timing of their capital transactions. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders' net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

We cannot predict the full impact of the coronavirus, including the duration of the closures and restrictions described above. While several countries, as well as certain states in the United States, lifted or reduced certain travel restrictions, business closures and other quarantine measures, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. As a result, we are unable to predict the duration of business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries such as retail and travel, to experience financial distress and possibly to default on their financial obligations to us and their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

Business disruption and financial distress experienced by our portfolio companies is likely to reduce, over time, the amount of interest and dividend income that we receive from our investments and has in the past and may in the future require us to contribute additional capital to such companies in the form of follow on investments. Any restructuring of the capitalization of our portfolio companies required by any business disruption or financial distress could result in reduced interest payments or permanent impairments on our investments. Any such decrease in our net investment income would increase the percentage of our cash flows dedicated to debt service and distribution payments to stockholders. If these amounts become unsustainable, we may be required to reduce the amount of our future distributions to stockholders. In the first half of calendar year 2020 when the COVID-19 pandemic began to the impact the U.S. economy, we proactively and aggressively commenced on a number of actions to support and evaluate our portfolio companies, including gathering full information from a variety of sources including third-party experts, management teams of our borrowers, the private equity sponsor owners of our borrowers and other sources and immediate outreach to our private equity sponsor partners to establish candid, two-way, real-time communications. We believe these actions have led and will lead to increased and better solutions for our borrowers and believe our long-term relationships with these sponsors will create appropriate incentives for them to collaborate with us to address such portfolio company needs.

We have experienced a meaningful reversal of some of the unrealized depreciation recognized during the three months ended March 31, 2020 as the U.S. economy began reopening sooner than expected, portfolio companies generally performed better than expected, especially those in COVID-impacted sub-sectors, and private equity sponsors have generally stepped up to support their portfolio companies. Due to the resurgence of COVID-19 in some parts of the country, we remain cautious and concerned about the on-going impacts to the U.S. economy and our portfolio companies from COVID-19, but the positive trends identified above contributed to strong financial results for the three months ended December 31, 2020.

As of December 31, 2020, subject to certain limited exceptions, we were allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Our revolving credit facilities, described in Note 8 in the notes to our consolidated financial statements, include customary covenants and events of default. Any failure on our part to make required payments under such facilities or to comply with such covenants could result in a default under the applicable credit facility or debt instrument. If we are unable to cure such default or obtain a waiver from the applicable lender or holder, we would experience an event of default, and the applicable lender or holder could accelerate the repayment of such indebtedness, which would negatively affect our business, financial condition, results of operations and cash flows.

We are also subject to financial risks, including changes in market interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future will also have floating interest rates. The interest rates of such loans are based upon a floating interest rate index, typically LIBOR, together with a spread, or margin. They generally also feature interest rate reset provisions that adjust the interest rates under such loans to current market rates on a quarterly basis. As of December 31, 2020, over 89% of our floating rate loans at fair value were subject to a minimum base rate, or floor, that we charge on our loans if the applicable interest rate index falls below such floor. In addition, our revolving credit facilities also have floating rate interest provisions. As a result of the COVID-19 pandemic and the related decision of the U.S. Federal Reserve to reduce certain interest rates, LIBOR decreased beginning in March 2020. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on such loans, a decrease in the income incentive fee or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates..

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

Recent Developments
On January 1, 2021, we entered into subscription agreements with additional stockholders totaling $2.1 million in the aggregate. We also entered into commitment extensions to January 1, 2022 totaling $7.1 million with existing stockholders, and had commitment expirations of $2.5 million.

We issued a capital call to stockholders that was due January 22, 2021, which is summarized in the following table:

	Date	Shares Issued	NAV ($) per share	Proceeds (in thousands)
Issuance of Shares	1/22/2021	1,823,493.390	$15.00	$27,352

On February 4, 2021, we entered into an amendment on the SB Revolver (as defined in Note 8 of our consolidated financial statements) to, among other things, extend the stated maturity to February 4, 2022 and amend the interest rate at which borrowings are made, at our election, to either the one-, two- or three-month LIBOR plus 1.70% or the prime rate minus 1.20%. In addition, the non-usage fee was amended to a rate of 0.25% per annum on the unused portion of the SB Revolver, and the fee payable if we request to extend the maturity date of the SB Revolver was amended to 0.25% of the commitments under the SB Revolver as of the date we receive notice of such extension, including the fee payable in connection with the extension contemplated by the amendment executed on February 4, 2021. The fee payable by us if we exercise our right to request an increase in the maximum commitments under the SB Revolver upon satisfaction of certain conditions was amended to 0.25% of such increased or new commitment, with each of the extension and commitment fees subject to pro-ration in accordance with the terms of the SB Revolver. The other material terms of the SB Revolver were unchanged.

On November 20, 2020 and February 5, 2021, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 28, 2021	March 11, 2021	Amount such that our net asset value as of January 31, 2021 on a pro forma basis after giving effect to the payment of this dividend is $15.00 per share
February 25, 2021	May 25, 2021	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America or GAAP, for the period February 1, 2021 through February 28, 2021 per share
March 26, 2021	May 25, 2021	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2021 through March 31, 2021 per share
April 29, 2021	July 26, 2021	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2021 through April 30, 2021 per share

Consolidated Results of Operations

Consolidated operating results for the three months ended December 31, 2020 and 2019 are as follows:

	Three months ended December 31,
	2020	2019	Variances
	(In thousands)
Interest income	$16,114	$13,811	$2,303
Accretion of discounts and amortization of premiums	1,256	700	556
Dividend income	39	2	37
Fee income	361	49	312
Total investment income	17,770	14,562	3,208
Net expenses	7,601	7,509	92
Net investment income	10,169	7,053	3,116
Net realized gain (loss) on investment transactions	299	(11)	310
Net change in unrealized appreciation (depreciation) on investment transactions	5,943	2,083	3,860
Net increase (decrease) in net assets resulting from operations	$16,411	$9,125	$7,286
Average earning portfolio company investments, at fair value	$909,042	$691,197	$217,845

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from December 31, 2019 to December 31, 2020. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended December 31, 2019 to the three months ended December 31, 2020 by $3.2 million, primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our debt investment portfolio for the period of $217.8 million, partially offset by a decrease in LIBOR. As of December 31, 2019, 3-month LIBOR was 1.9% compared to 0.2% as of December 31, 2020.

The annualized income yield by debt security type for the three months ended December 31, 2020 and 2019 was as follows:

	Three months ended December 31,
	2020	2019
Senior secured	5.6%	6.7%
One stop	7.5%	8.2%
Second lien	11.0%	12.2%
Subordinated debt(1)	3.3%	4.3%

(1) Represents two portfolio company investments for each of the three months ended December 31, 2020 and 2019

Income yields on one stop and senior secured loans decreased for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019 primarily due to a decrease in the average LIBOR for the three months ended December 31, 2020 compared to the three months ended December 31, 2019, which was partially offset due to over 89% of our loans at fair value having a weighted average LIBOR floor of 1.01%. As of December 31, 2020, we have four second lien and two subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2020 and 2019:

	Three months ended December 31,
	2020	2019	Variances
	(In thousands)
Interest and facility fee expenses	$2,219	$3,297	$(1,078)
Amortization of debt issuance costs	455	205	250
Base management fee, net of waiver	2,422	1,743	679
Income incentive fee, net of waiver	1,794	1,317	477
Capital gain incentive fee accrued under GAAP, net of waiver	—	408	(408)
Professional fees	307	249	58
Administrative service fee	344	275	69
General and administrative expenses	60	15	45
Net expenses	$7,601	$7,509	$92
Average debt outstanding	$410,011	$323,125	$86,886

Interest Expense

Interest and facility fee expenses decreased by $1.1 million from the three months ended December 31, 2020 to three months ended December 31, 2019 primarily due to a decrease in LIBOR on our floating rate facilities for the three months ended December 31, 2020 from the three months ended December 31, 2019. For more information about our outstanding borrowings for the three months ended December 31, 2020 and 2019, including the terms thereof, see

Note 8. Borrowings in the notes to our consolidated financial statements and the "Liquidity and Capital Resources" section below.

For the three months ended December 31, 2020 and 2019, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 2.6% and 4.3%, respectively. The decrease in the effective average interest rate for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 was primarily due to a lower average LIBOR.

Management Fees

The base management fee increased as a result of a sequential increase in average assets from the three months ended December 31, 2019 to the three months ended December 31, 2020.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.5 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 primarily as a result of an increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements).

We did not record a reversal for the capital gain incentive fee under GAAP, nor did we record an accrual for the capital gain incentive fee under GAAP for the three months ended December 31, 2020. We recorded an accrual for the capital gain incentive fee under GAAP, net of waiver, of $0.4 million for the three months ended December 31, 2019. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. There was no cumulative capital gain incentive fee accrual calculated in accordance with GAAP at either December 31, 2020 and September 30, 2020 and no Capital Gain Incentive Fee was payable pursuant to the Investment Advisory Agreement for each period. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.2 million from the three months ended December 31, 2019 to the three months ended December 31, 2020. This increase is associated with increased costs to service a growing portfolio. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2020 and 2019 were $0.2 million and $0.2 million, respectively.

As of December 31, 2020 and September 30, 2020, included in accounts payable and accrued expenses were $0.2 million and $0.2 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2020 and 2019:

	Three months ended December 31,
	2020	2019	Variances
	(In thousands)
Net realized gain (loss) from investments	$289	$1	$288
Net realized gain (loss) from foreign currency transactions	10	(12)	22
Net realized gain (loss) on investment transactions	$299	$(11)	$310
Unrealized appreciation from investments	$10,395	$3,799	$6,596
Unrealized (depreciation) from investments	(3,666)	(1,228)	(2,438)
Unrealized appreciation (depreciation) from forward currency contracts	(692)	(299)	(393)
Unrealized appreciation (depreciation) on foreign currency translation	(94)	(189)	95
Net change in unrealized appreciation (depreciation) on investment transactions	$5,943	$2,083	$3,860

During the three months ended December 31, 2020, we had a net realized gain on investment transactions of $0.3 million primarily due to realized gains on the sales of equity investments. For the three months ended December 31, 2019, we had a net realized loss on investment transactions of less than $0.1 million primarily due to realized losses on foreign currency transactions partially offset by realized gains on the sales of equity investments.

For the three months ended December 31, 2020, we had $10.4 million in unrealized appreciation on 91 portfolio company investments, which was offset by $3.7 million in unrealized depreciation on 69 portfolio company investments. Unrealized appreciation for the three months ended December 31, 2020 primarily resulted from better than expected performance of our portfolio companies and credit market conditions beginning to recover from the COVID-19 pandemic. Unrealized depreciation for the three months ended December 31, 2020 primarily resulted from decreases in the fair value in many of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact and increases in the spread between the yields realized on risk-free and higher risk securities.

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

For the three months ended December 31, 2020, we recognized unrealized depreciation on forward currency contracts of $0.7 million, which was comprised of unfavorable movements in currency rates for five open forward currency contracts. For the three months ended December 31, 2019, we recognized unrealized depreciation of $0.3 million, which was comprised of unfavorable movements in currency rates for three open forward currency contracts. See Note 6 in the notes to the consolidated financial statements for details of open positions on forward currency contracts.

Liquidity and Capital Resources

For the three months ended December 31, 2020, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $2.1 million. During the period we used $122.9 million in operating activities, primarily as a result of fundings of portfolio investments of $167.7 million, partially offset by proceeds from principal payments and sales of portfolio investments of $35.5 million. During the same period, cash provided by financing activities was $125.0 million, primarily driven by borrowings on debt of $160.2 million, that were partially offset by repayments of debt of $25.8 million, debt issuance costs of $1.0 million and distributions paid of $8.4 million.

For the three months ended December 31, 2019, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $1.3 million. During the period we used $168.3 million in operating activities, primarily as a result of fundings of portfolio investments of $198.2 million, partially offset by proceeds from principal payments and sales of portfolio investments of $21.6 million. During the same period, cash provided by financing activities was $169.6 million, primarily driven by borrowings on debt of $183.1 million, proceeds from short-term borrowings of $18.8 million and proceeds from the issuance of common shares of $96.9 million that were partially offset by repayments of debt of $89.5 million, repayments on short-term borrowings of $32.7 million and distributions paid of $7.0 million.

As of December 31, 2020 and September 30, 2020, we had cash and cash equivalents of $9.1 million and $11.9 million, respectively. In addition, as of December 31, 2020 and September 30, 2020, we had foreign currencies of $0.1 million and $0.1 million, respectively, restricted cash and cash equivalents of $17.2 million and $12.4 million, respectively, and restricted foreign currencies of $0.2 million and less than $0.1 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on our credit facilities and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of December 31, 2020 and September 30, 2020, we had investor capital subscriptions totaling $927.1 million and $921.8 million, respectively, of which $507.4 million and $507.4 million, respectively, had been called and contributed, leaving $419.8 million and $414.4 million of uncalled investor capital subscriptions, respectively.

This "Liquidity and Capital Resources" section should be read in conjunction with the "COVID-19 Pandemic" section above.

Revolving Credit Facilities

SB Revolver - As of December 31, 2020 and September 30, 2020, we had $275.0 million and $230.5 million outstanding on the SB Revolver, respectively, under the SB Revolver. As of December 31, 2020 and September 30, 2020, subject to leverage and borrowing base restrictions, we had approximately $0 and $44.5 million of remaining commitments, respectively, and $0 and $44.5 million of availability on the SB Revolver. On February 4, 2021, we entered into an amendment on the SB Revolver to, among other things, extend the stated maturity from February 4, 2021 to February 4, 2022 and increase the interest rate on the facility to one-, two- or three-month LIBOR plus 1.70% or prime rate minus 1.20%. See "Recent Developments" section above.

DB Credit Facility - As of December 31, 2020 and September 30, 2020, the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) allowed GBDC 3 Funding LLC, or GBDC 3 Funding, to borrow up to $250.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2020 and September 30, 2020, we had $240.3 million and $150.3 million outstanding under the DB Credit Facility, respectively. As of December 31, 2020 and September 30, 2020, subject to leverage and borrowing base restrictions, we had approximately $9.7 million and $99.7 million of remaining commitments, respectively, and $9.7 million and $99.7 million of availability on the DB Credit Facility, respectively.

Adviser Revolver - As of December 31, 2020 and September 30, 2020, we were permitted to borrow up $40.0 million at any one time outstanding under the Adviser Revolver (as defined in Note 8 of our consolidated financial statements). As of December 31, 2020 and September 30, 2020, we had no borrowings outstanding under the adviser revolver.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of December 31, 2020, our asset coverage for borrowed amounts was 204.2%.

As of December 31, 2020, we had outstanding commitments to fund investments totaling $75.7 million, including $11.3 million of commitments on undrawn revolvers. As of September 30, 2020, we had outstanding commitments to fund investments totaling $92.1 million, including $9.7 million of commitments on undrawn revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2020 and September 30, 2020, respectively, subject to the terms of each loan’s respective credit agreement. As of December 31, 2020, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our DB Credit Facility and Adviser Revolver, ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2020 and September 30, 2020, we had investments in 151 and 147 portfolio companies, respectively, with a total fair value of $1.0 billion and $886.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2020 and 2019:

	For the three months ended December 31,
	2020		2019
	New Commitments	Percentage of Commitments	New Commitments	Percentage of Commitments
Senior secured	$14,595	8.3%	$31,012	14.2%
One stop	158,009	90.0	186,397	85.3
Second lien	1,356	0.8	—	—
Subordinated debt	—	—	35	0.0 *
Equity	1,669	0.9	1,196	0.5
Total new investment commitments	$175,629	100.0%	$218,640	100.0%

* Represents an amount less than 0.1%
For the three months ended December 31, 2020 and 2019, we had approximately $35.5 million and $21.6 million, respectively, in proceeds from principal payments and sales of equity investments in portfolio companies.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2020 (1)			As of September 30, 2020 (2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$176,238	$174,447	$174,077	$178,191	$176,117	$175,635
Non-accrual(3)	—	—	—	—	—	—
One stop:
Performing	844,357	834,050	833,133	710,463	701,468	695,156
Non-accrual(3)	—	—	—	—	—	—
Second lien:
Performing	6,281	6,193	6,260	4,806	4,734	4,805
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	37	36	49	37	36	46
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	10,691	13,983	N/A	9,140	11,209
Total	$1,026,913	$1,025,417	$1,027,502	$893,497	$891,495	$886,851

(1)As of December 31, 2020, $79.0 million and $78.3 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2020, $74.9 million and $73.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”
As of December 31, 2020 and September 30, 2020, we had no loans on non-accrual status. As of December 31, 2020 and September 30, 2020, the fair value of our debt investments as a percentage of the outstanding principal value was 98.7% and 98.0%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated for the three months ended December 31, 2020 and 2019:

	For the three months ended
	December 31, 2020	December 31, 2019
Weighted average rate of new investment fundings	7.1%	7.4%
Weighted average spread over LIBOR of new floating rate investment fundings	6.1%	5.5%
Weighted average fees of new investment fundings	1.6%	1.4%
Weighted average rate of sales and payoffs of portfolio investments	6.6%	7.7%
As of December 31, 2020, 89.6% of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2020, 86.6% of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2020 and September 30, 2020, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $36.3 million and $34.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2020 and September 30, 2020:

	As of December 31, 2020		As of September 30, 2020
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$37,842	3.7%	$19,794	2.2%
4	890,442	86.7	758,379	85.5
3	99,094	9.6	108,572	12.2
2	124	0.0 *	106	0.0 *
1	—	—	—	—
Total	$1,027,502	100.0%	$886,851	100.0%

* Represents an amount less than 0.1%

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
•As of December 31, 2020, GCOP LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $23.0 million. As of December 31, 2020, we have issued 580,220.714 shares of our common stock to

GCOP LLC in exchange for aggregate capital contributions totaling $8.7 million and we have also issued 63,205.768 shares to GCOP LLC through the DRIP.
•As of December 31, 2020, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by GC Advisors, had an aggregate commitment to us of $27.5 million. As of December 31, 2020, we have issued 1,834,523.315 shares of our common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27.5 million.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2020 and 2019. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2020 and September 30, 2020, with the exception of money market funds included in cash and cash equivalents and restrictive cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of December 31, 2020 and September 30, 2020, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three months ended December 31, 2020 and 2019, we did not incur any U.S federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also generally subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of each of December 31, 2020 and September 30, 2020, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01%. In addition, the SB Revolver has a floating interest rate provision based on the one-month, two-month, or three-month LIBOR + 1.50%, the DB Credit Facility has a floating interest rate provision equal to three-month LIBOR + 2.00% and the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

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

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of December 31, 2020 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(256)	$(1,288)	$1,032
Up 50 basis points	511	2,576	(2,065)
Up 100 basis points	10,039	5,153	4,886
Up 150 basis points	15,060	7,729	7,331
Up 200 basis points	20,211	10,305	9,906

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2020, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SB Revolver, DB Credit Facility, the Adviser Revolver or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of December 31, 2020 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2020 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2020.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Fourth Amendment, dated as of February 4, 2021, to Revolving Credit and Security Agreement, entered into by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC, as borrowers, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on February 5, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: February 12, 2021	By:	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2021	By:	/s/ Ross A. Teune
Ross. A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)