Form 10-Q
period 2021-03-31
Golub Capital BDC 3, Inc.
filed 2021-05-14
CIK 1715268

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

(212) 750-6060
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
.

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

As of May 14, 2021, the Registrant had 39,578,474.129 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2021	September 30, 2020
	(unaudited)
Assets
Investments at fair value (amortized cost of $1,039,431 and $891,495, respectively)	$1,050,477	$886,851
Cash and cash equivalents	14,913	11,913
Foreign currencies (cost of $294 and $139, respectively)	292	139
Restricted cash and cash equivalents	27,165	12,415
Restricted foreign currencies (cost of $186 and $46, respectively)	187	46
Cash collateral held at broker for forward currency contracts	950	450
Unrealized appreciation on forward currency contracts	—	48
Interest receivable	3,752	3,134
Receivable from investments sold	—	64
Capital call receivable	—	10
Other assets	42	46
Total Assets	$1,097,778	$915,116
Liabilities
Debt	$483,324	$380,791
Less unamortized debt issuance costs	3,512	1,191
Debt less unamortized debt issuance costs	479,812	379,600
Unrealized depreciation on forward currency contracts	389	—
Interest payable	1,674	1,160
Distributions payable	15,625	—
Management and incentive fees payable	5,541	3,889
Accounts payable and accrued expenses	1,060	850
Total Liabilities	504,101	385,499
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2021 and September 30, 2020	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 39,578,474.129 and 35,388,849.466 shares issued and outstanding as of March 31, 2021 and September 30, 2020, respectively	40	35
Paid in capital in excess of par	592,763	529,938
Distributable earnings (losses)	874	(356)
Total Net Assets	593,677	529,617
Total Liabilities and Total Net Assets	$1,097,778	$915,116
Number of common shares outstanding	39,578,474.129	35,388,849.466
Net asset value per common share	$15.00	$14.97

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended, March 31,
	2021	2020	2021	2020
Investment income
Interest income	$19,078	$16,421	$36,448	$30,932
Dividend income	10	2	49	4
Fee income	238	132	599	181
Total investment income	19,326	16,555	37,096	31,117
Expenses
Interest and other debt financing expenses	3,109	3,635	5,783	7,137
Base management fee	3,535	2,796	6,865	5,193
Incentive fee	3,598	337	5,534	2,359
Professional fees	234	267	541	516
Administrative service fee	392	302	736	577
General and administrative expenses	78	77	138	92
Total expenses	10,946	7,414	19,597	15,874
Base management fee waived (Note 4)	(964)	(762)	(1,872)	(1,416)
Incentive fee waived (Note 4)	(628)	128	(770)	(169)
Net expenses	9,354	6,780	16,955	14,289
Net investment income	9,972	9,775	20,141	16,828
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	275	(1)	564	—
Foreign currency transactions	(98)	(1)	(88)	(13)
Net realized gain (loss) on investment transactions	177	(2)	476	(13)
Net change in unrealized appreciation (depreciation) from:
Investments	8,961	(49,321)	15,690	(46,750)
Forward currency contracts	255	778	(437)	479
Translation of assets and liabilities in foreign currencies	11	222	(83)	33
Net change in unrealized appreciation (depreciation) on investment transactions	9,227	(48,321)	15,170	(46,238)
Net gain (loss) on investment transactions	9,404	(48,323)	15,646	(46,251)
Net increase (decrease) in net assets resulting from operations	$19,376	$(38,548)	$35,787	$(29,423)
Per Common Share Data
Basic and diluted earnings per common share	$0.51	$(1.29)	$0.97	$(1.06)
Basic and diluted weighted average common shares outstanding	37,728,245	29,851,593	36,578,867	27,861,886

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2019	22,894,689.911	$23	$343,396	$1	$343,420
Issuance of common stock	9,667,275.629	9	145,000	—	145,009
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	16,828	16,828
Net realized gain (loss) on investment transactions	—	—	—	(13)	(13)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(46,238)	(46,238)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	529,033.622	1	7,935	—	7,936
Distributions from distributable earnings (losses)	—	—	—	(11,729)	(11,729)
Distributions declared and payable	—	—	—	(3,805)	(3,805)
Total increase (decrease) for the six months ended March 31, 2020	10,196,309.251	10	152,935	(44,957)	107,988
Balance at March 31, 2020	33,090,999.162	$33	$496,331	$(44,956)	$451,408
Balance at December 31, 2019	29,715,740.183	$30	$445,705	$1	$445,736
Issuance of common stock	3,205,196.000	3	48,075	—	48,078
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	9,775	9,775
Net realized gain (loss) on investment transactions	—	—	—	(2)	(2)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(48,321)	(48,321)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	170,062.979	—	2,551	—	2,551
Distributions from distributable earnings (losses)	—	—	—	(5,792)	(5,792)
Distributions declared and payable	—	—	—	(617)	(617)
Total increase (decrease) for the three months ended March 31, 2020	3,375,258.979	3	50,626	(44,957)	5,672
Balance at March 31, 2020	33,090,999.162	$33	$496,331	$(44,956)	$451,408
Balance at September 30, 2020	35,388,849.466	$35	$529,938	$(356)	$529,617
Issuance of common stock	3,641,120.112	4	54,613	—	54,617
Repurchase of common stock	(604.327)	—	(9)	—	(9)
Net increase in net assets resulting from operations:
Net investment income	—	—	—	20,141	20,141
Net realized gain (loss) on investment transactions	—	—	—	476	476
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	15,170	15,170
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	549,108.878	1	8,221	—	8,222
Distributions from distributable earnings (losses)	—	—	—	(18,932)	(18,932)
Distributions declared and payable	—	—	—	(15,625)	(15,625)
Total increase for the six months ended March 31, 2021	4,189,624.663	5	62,825	1,230	64,060
Balance at March 31, 2021	39,578,474.129	$40	$592,763	$874	$593,677
Balance at December 31, 2020	35,820,104.376	$36	$536,392	$1,191	$537,619
Issuance of common stock	3,641,120.112	4	54,613		54,617
Repurchase of common stock	(604.327)	—	(9)	—	(9)
Net increase in net assets resulting from operations:
Net investment income	—	—	—	9,972	9,972
Net realized gain (loss) on investment transactions	—	—	—	177	177
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	9,227	9,227
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	117,853.968	—	1,767	—	1,767
Distributions from distributable earnings (losses)	—	—	—	(4,068)	(4,068)
Distributions declared and payable	—	—	—	(15,625)	(15,625)
Total increase for the three months ended March 31, 2021	3,758,369.753	4	56,371	(317)	56,058
Balance at March 31, 2021	39,578,474.129	$40	$592,763	$874	$593,677

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended, March 31,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$35,787	$(29,423)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	917	497
Accretion of discounts and amortization of premiums	(2,615)	(1,672)
Net realized (gain) loss on investments	(564)	—
Net realized (gain) loss on foreign currency transactions	88	13
Net change in unrealized (appreciation) depreciation on investments	(15,690)	46,750
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	83	(33)
Net change in unrealized (appreciation) depreciation on forward currency contracts	437	(479)
Proceeds from (fundings of) revolving loans, net	833	(4,989)
Fundings of investments	(263,366)	(300,257)
Proceeds from principal payments and sales of portfolio investments	118,943	79,611
PIK interest	(1,167)	(895)
Changes in operating assets and liabilities:
Cash collateral held at broker for forward currency contracts	(500)	—
Interest receivable	(618)	(221)
Receivable from investments sold	64	—
Other assets	4	60
Interest payable	514	1,090
Management and incentive fees payable	1,652	253
Accounts payable and accrued expenses	210	158
Accrued trustee fees	—	(12)
Net cash provided by (used in) operating activities	(124,988)	(209,549)
Cash flows from financing activities
Borrowings on debt	523,866	491,055
Repayments of debt	(421,416)	(378,798)
Proceeds from other short-term borrowings	—	21,267
Repayments on other short-term borrowings	—	(37,664)
Capitalized debt issuance costs	(3,238)	(595)
Proceeds from issuance of common shares	54,627	141,054
Repurchase of shares	(9)	—
Distributions paid	(10,710)	(10,234)
Net cash provided by (used in) financing activities	143,120	226,085
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	18,132	16,536
Effect of foreign currency exchange rates	(88)	19
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	24,513	19,917
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$42,557	$36,472
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,352	$5,550
Distributions declared during the period	34,557	15,534
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$(10)	$3,955
Stock issued in connection with dividend reinvestment plan	8,222	7,936
Change in distributions payable	15,625	(2,636)

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of March 31,
	2021	2020
Cash and cash equivalents	$14,913	$22,544
Foreign currencies (cost of $294 and $428, respectively)	292	428
Restricted cash and cash equivalents	27,165	12,162
Restricted foreign currencies (cost of $186 and $1,138, respectively)	187	1,338
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$42,557	$36,472

See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Airlines
Aurora Lux Finco S.A.R.L.#(7)(12)	One stop	L + 6.00%	(c)	7.00%	12/2026	$7,760	$7,602	1.2%	$7,217
Auto Components
Power Stop, LLC#	Senior loan	L + 4.50%	(a)	4.61%	10/2025	665	663	0.1	665
Automobiles
JHCC Holdings LLC~	One stop	L + 5.50%	(c)	6.50%	09/2025	2,989	2,967	0.5	2,989
JHCC Holdings LLC	One stop	L + 5.50%	(c)(e)	6.99%	09/2025	2,174	2,136	0.4	2,174
JHCC Holdings LLC	One stop	P + 4.50%	(c)(e)	7.37%	09/2025	34	33	—	34
MOP GM Holding, LLC~	One stop	L + 5.75%	(c)	6.75%	11/2026	9,741	9,626	1.6	9,741
MOP GM Holding, LLC	One stop	L + 5.75%	(c)	6.75%	11/2026	130	128	—	130
MOP GM Holding, LLC(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(21)	—	—
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.50%	(c)	7.50%	10/2024	1,669	1,653	0.3	1,669
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.50%	(c)	7.50%	10/2024	812	804	0.1	812
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.50%	(c)	7.50%	10/2024	709	702	0.1	709
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.50%	(c)	7.50%	10/2024	474	469	0.1	474
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(c)	7.50%	10/2024	451	433	0.1	451
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.50%	(c)	7.50%	10/2024	386	382	0.1	386
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(c)	7.50%	10/2024	20	19	—	20
TWAS Holdings, LLC#~	One stop	L + 6.75%	(c)	7.75%	12/2026	12,295	12,148	2.1	12,295
TWAS Holdings, LLC	One stop	L + 6.75%	(c)	7.75%	12/2026	152	117	—	152
TWAS Holdings, LLC(5)	One stop	L + 6.75%		N/A(6)	12/2026	—	(4)	—	—
						32,036	31,592	5.4	32,036
Beverages
Fintech Midco, LLC~	One stop	L + 5.00%	(c)	6.00%	08/2024	4,859	4,832	0.8	4,859
Fintech Midco, LLC	One stop	L + 5.00%	(c)	6.00%	08/2024	438	435	0.1	438
Fintech Midco, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
						5,297	5,266	0.9	5,297
Biotechnology
BIO18 Borrower, LLC~	One stop	L + 4.75%	(a)(c)	5.75%	11/2024	1,745	1,732	0.3	1,745
BIO18 Borrower, LLC	One stop	L + 4.75%	(a)	5.75%	11/2024	1,622	1,610	0.3	1,622
BIO18 Borrower, LLC	One stop	L + 4.75%	(a)	5.75%	11/2024	105	104	—	105
BIO18 Borrower, LLC(5)	One stop	L + 4.75%		N/A(6)	11/2024	—	(3)	—	—
						3,472	3,443	0.6	3,472
Chemicals
Inhance Technologies Holdings LLC~	One stop	L + 6.00%	(c)	7.00%	07/2024	2,473	2,455	0.4	2,428
Inhance Technologies Holdings LLC~	One stop	L + 6.00%	(c)	7.00%	07/2024	748	743	0.1	734
Inhance Technologies Holdings LLC	One stop	L + 6.00%	(c)	7.00%	07/2024	40	39	—	38
						3,261	3,237	0.5	3,200
Commercial Services & Supplies
Bazaarvoice, Inc.#~	One stop	L + 5.75%	(c)	6.75%	02/2024	18,939	18,767	3.2	18,939
Bazaarvoice, Inc.#	One stop	L + 5.75%	(a)	6.75%	02/2024	8,292	8,204	1.4	8,292
Bazaarvoice, Inc.(5)	One stop	L + 5.75%		N/A(6)	02/2024	—	(3)	—	—
PT Intermediate Holdings III, LLC#~	One stop	L + 5.50%	(c)	6.50%	10/2025	23,112	22,839	3.7	22,187
Radwell International, LLC#	Senior loan	L + 4.75%	(c)	5.75%	12/2026	837	821	0.2	821
Radwell International, LLC	Senior loan	L + 4.75%	(c)	5.75%	12/2026	95	93	—	91
Radwell International, LLC	Senior loan	L + 4.75%	(c)	5.75%	12/2026	8	8	—	8
						51,283	50,729	8.5	50,338
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Containers and Packaging
AmerCareRoyal LLC#	Senior loan	L + 5.00%	(a)	6.00%	11/2025	$2,805	$2,783	0.5%	$2,805
AmerCareRoyal LLC#	Senior loan	L + 5.00%	(a)	6.00%	11/2025	579	573	0.1	579
AmerCareRoyal LLC#	Senior loan	L + 5.00%	(a)	6.00%	11/2025	520	516	0.1	520
AmerCareRoyal LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2025	—	(6)	—	—
Fortis Solutions Group LLC#	Senior loan	L + 5.00%	(a)	6.00%	12/2023	844	828	0.1	827
Fortis Solutions Group LLC#	Senior loan	L + 5.00%	(a)	6.00%	12/2023	536	532	0.1	525
Fortis Solutions Group LLC#	Senior loan	L + 5.00%	(a)	6.00%	12/2023	213	212	0.1	209
Fortis Solutions Group LLC#	Senior loan	L + 5.00%	(a)	6.00%	12/2023	205	204	—	201
Fortis Solutions Group LLC(5)	Senior loan	L + 5.00%		N/A(6)	12/2023	—	—	—	(1)
						5,702	5,642	1.0	5,665
Diversified Consumer Services
Certus Pest, Inc.(7)	One stop	L + 5.25%	(c)	6.25%	02/2026	432	428	0.1	427
Certus Pest, Inc.(5)	One stop	L + 5.25%		N/A(6)	02/2026	—	—	—	(1)
Certus Pest, Inc.(5)	One stop	L + 5.25%		N/A(6)	02/2026	—	(23)	—	(24)
Certus Pest, Inc.(5)	One stop	L + 5.25%		N/A(6)	02/2026	—	—	—	(24)
CHHJ Franchising, LLC#	Senior loan	L + 5.00%	(c)	6.00%	01/2026	1,102	1,092	0.2	1,091
CHHJ Franchising, LLC	Senior loan	P + 4.00%	(e)	7.25%	01/2026	5	5	—	5
EWC Growth Partners LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	444	426	0.1	404
EWC Growth Partners LLC#	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	62	61	—	56
EWC Growth Partners LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	18	18	—	16
Learn-it Systems, LLC#	Senior loan	L + 4.50%	(c)	5.50%	03/2025	755	747	0.1	755
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	5.50%	03/2025	277	271	0.1	277
Learn-it Systems, LLC	Senior loan	L + 4.50%	(b)	5.50%	03/2025	10	10	—	10
Liminex, Inc.#	One stop	L + 7.25%	(c)	8.25%	11/2026	10,163	10,068	1.7	10,163
Liminex, Inc.(5)	One stop	L + 7.25%		N/A(6)	11/2026	—	(2)	—	—
Litera Bidco LLC#	One stop	L + 6.00%	(a)	7.00%	05/2026	686	677	0.1	677
Litera Bidco LLC#	One stop	L + 5.75%	(a)	6.75%	05/2026	617	611	0.1	603
Litera Bidco LLC	One stop	L + 5.50%	(a)	6.50%	05/2026	276	274	—	270
Litera Bidco LLC	One stop	L + 5.50%	(a)	6.50%	05/2026	276	276	—	270
Litera Bidco LLC(5)	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	(1)
						15,123	14,939	2.5	14,974
Diversified Financial Services
Higginbotham Insurance Agency, Inc.#	One stop	L + 5.75%	(a)	6.50%	11/2026	1,446	1,426	0.2	1,446
Higginbotham Insurance Agency, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(3)	—	—
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	7,513	7,420	1.3	7,513
Sovos Compliance#	Second lien	N/A		12.00% PIK	04/2025	3,638	3,589	0.6	3,638
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	1,732	1,702	0.3	1,732
Sovos Compliance#	One stop	L + 4.75%	(c)	5.75%	04/2024	1,159	1,136	0.2	1,159
Sovos Compliance#	One stop	N/A		12.00% PIK	04/2025	995	970	0.2	995
Sovos Compliance	One stop	L + 4.75%	(c)	5.75%	04/2024	888	881	0.1	888
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	735	731	0.1	735
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	555	547	0.1	555
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	505	498	0.1	505
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	328	320	0.1	328
Sovos Compliance(5)	One stop	L + 4.75%		N/A(6)	04/2024	—	(1)	—	—
						19,494	19,216	3.3	19,494

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronic Equipment, Instruments and Components
ES Acquisition LLC#~	Senior loan	L + 5.00%	(c)	6.00%	11/2025	$15,738	$15,616	2.6%	$15,581
ES Acquisition LLC~	Senior loan	L + 5.00%	(c)	6.00%	11/2025	3,328	3,302	0.6	3,295
ES Acquisition LLC~	Senior loan	L + 5.50%	(c)	6.50%	11/2025	1,913	1,857	0.3	1,933
ES Acquisition LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2025	1,709	1,709	0.3	1,692
ES Acquisition LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2025	1,107	1,099	0.2	1,096
ES Acquisition LLC	Second lien	L + 5.00%	(c)	6.00%	11/2025	852	845	0.1	843
ES Acquisition LLC	Senior loan	L + 5.00%	(c)(e)	6.42%	11/2025	73	70	—	69
ES Acquisition LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2025	—	(25)	—	(27)
						24,720	24,473	4.1	24,482
Food & Staples Retailing
Captain D's, LLC~	Senior loan	L + 4.50%	(b)	5.50%	12/2023	1,193	1,185	0.2	1,193
Captain D's, LLC#	Senior loan	L + 4.50%	(b)	5.50%	12/2023	199	196	—	199
Captain D's, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2023	—	(1)	—	—
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	576	573	0.1	576
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	295	294	0.1	295
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	232	231	0.1	232
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	228	227	—	228
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	112	112	—	112
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	112	111	—	112
Mendocino Farms, LLC(7)	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	55	55	—	55
Mendocino Farms, LLC(5)	One stop	L + 8.50%		N/A(6)	06/2023	—	(9)	—	—
Ruby Slipper Cafe LLC, The	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	333	332	0.1	296
Ruby Slipper Cafe LLC, The	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	117	116	—	104
Ruby Slipper Cafe LLC, The	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	20	20	—	18
Wood Fired Holding Corp.#	One stop	L + 7.75%	(c)	6.75% cash/2.00% PIK	12/2023	3,182	3,165	0.5	3,150
Wood Fired Holding Corp.	One stop	L + 7.75%	(c)	6.75% cash/2.00% PIK	12/2023	286	284	0.1	283
Wood Fired Holding Corp.	One stop	L + 7.75%	(c)	6.75% cash/2.00% PIK	12/2023	101	100	—	100
						7,041	6,991	1.2	6,953
Food Products
FCID Merger Sub, Inc.~	One stop	L + 6.00%	(c)	7.00%	12/2026	5,425	5,348	0.9	5,425
FCID Merger Sub, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(1)	—	—
FCID Merger Sub, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(16)	—	—
Flavor Producers, LLC#	Senior loan	L + 5.75%	(c)(d)	5.75% cash/1.00% PIK	12/2023	439	435	0.1	403
Flavor Producers, LLC(5)	Senior loan	L + 5.75%		N/A(6)	12/2022	—	—	—	(1)
MAPF Holdings, Inc.#~	One stop	L + 6.00%	(c)	7.00%	12/2026	11,642	11,531	1.9	11,642
MAPF Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(17)	—	—
MAPF Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(3)	—	—
						17,506	17,277	2.9	17,469

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC~	One stop	L + 5.00%	(c)	6.00%	06/2025	$937	$930	0.2%	$937
Aspen Medical Products, LLC#	One stop	L + 5.00%	(c)	6.00%	06/2025	60	60	—	60
Aspen Medical Products, LLC	One stop	L + 5.00%		N/A(6)	06/2025	—	—	—	—
Belmont Instrument, LLC#	Senior loan	L + 4.75%	(c)	5.75%	12/2023	1,775	1,762	0.3	1,775
Blades Buyer, Inc.~	Senior loan	L + 4.75%	(c)	5.75%	08/2025	1,630	1,617	0.3	1,630
Blades Buyer, Inc.	Senior loan	L + 4.75%		N/A(6)	08/2025	—	—	—	—
Blades Buyer, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	08/2025	—	(5)	—	—
Blue River Pet Care, LLC~	One stop	L + 5.00%	(a)	5.11%	07/2026	5,461	5,419	0.9	5,461
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)	5.11%	07/2026	2,137	2,105	0.4	2,137
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)	5.11%	08/2025	57	56	—	57
CCSL Holdings, LLC~	One stop	L + 5.75%	(d)	6.75%	12/2026	6,193	6,119	1.0	6,194
CCSL Holdings, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2026	—	(2)	—	—
CCSL Holdings, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2026	—	(24)	—	—
CMI Parent Inc.#~	Senior loan	L + 4.25%	(c)	5.25%	08/2025	14,430	14,327	2.4	14,430
CMI Parent Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(1)	—	—
						32,680	32,363	5.5	32,681

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC#	One stop	L + 6.00%	(c)	7.00%	03/2027	$1,564	$1,541	0.3%	$1,541
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 10.50%	(c)	11.50%	03/2028	621	611	0.1	611
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(2)	—	(1)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(18)	—	(19)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	L + 10.50%		N/A(6)	03/2028	—	(2)	—	(2)
CRH Healthcare Purchaser, Inc.~	Senior loan	L + 4.50%	(c)	5.50%	12/2024	3,926	3,892	0.7	3,926
CRH Healthcare Purchaser, Inc.	Senior loan	L + 4.50%	(c)	5.50%	12/2024	1,699	1,684	0.3	1,699
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
Elite Dental Partners LLC	One stop	L + 5.25%	(c)	6.25%	06/2023	1,727	1,706	0.3	1,675
Elite Dental Partners LLC	One stop	L + 5.25%		N/A(6)	06/2023	—	—	—	—
Emerge Intermediate, Inc.#	One stop	L + 8.50%	(c)	7.00% cash/2.50% PIK	05/2024	2,278	2,238	0.4	2,141
Emerge Intermediate, Inc.(5)	One stop	L + 8.50%		N/A(6)	05/2024	—	(1)	—	(9)
Encorevet Group LLC	One stop	L + 5.25%	(c)	6.25%	11/2024	10,515	10,381	1.8	10,515
Encorevet Group LLC~	Senior loan	L + 5.25%	(c)	6.25%	11/2024	4,031	4,002	0.7	4,031
Encorevet Group LLC~	Senior loan	L + 5.25%	(c)	6.25%	11/2024	1,810	1,810	0.3	1,810
Encorevet Group LLC~	Senior loan	L + 5.25%	(c)	6.25%	11/2024	1,126	1,118	0.2	1,126
Encorevet Group LLC	Senior loan	L + 5.25%	(c)	6.25%	11/2024	935	929	0.1	935
Encorevet Group LLC	Senior loan	L + 5.25%	(c)	6.25%	11/2024	161	161	—	161
Encorevet Group LLC	Senior loan	L + 5.25%		N/A(6)	11/2024	—	—	—	—
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	7.25%	05/2023	3,779	3,717	0.6	3,401
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	7.25%	05/2023	1,125	1,123	0.2	1,013
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(7)(8)(10)	One stop	L + 4.50%	(k)	4.94%	03/2027	1,975	1,940	0.4	2,128
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(7)(8)(10)	One stop	L + 4.50%	(k)	4.98%	03/2027	795	788	0.1	846
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(7)(10)	One stop	L + 5.00%	(c)	5.20%	03/2027	295	281	—	317
Klick Inc.#(7)(10)	Senior loan	L + 4.50%	(c)	5.50%	03/2028	3,963	3,923	0.7	3,923
Klick Inc.(7)(10)	Senior loan	L + 4.50%	(c)	5.50%	03/2026	27	25	—	25
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	501	493	0.1	501
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	474	470	0.1	474
Krueger-Gilbert Health Physics, LLC~	Senior loan	L + 5.25%	(c)	6.25%	05/2025	128	127	—	128
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	25	25	—	25
MD Now Holdings, Inc.~	One stop	L + 5.00%	(c)	6.00%	08/2024	2,883	2,867	0.5	2,883
MD Now Holdings, Inc.	One stop	L + 5.00%	(c)	6.00%	08/2024	242	241	—	242
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
Midwest Veterinary Partners, LLC~	One stop	L + 5.75%	(c)	6.75%	07/2025	5,107	5,041	0.9	5,107
Midwest Veterinary Partners, LLC	One stop	L + 5.75%	(c)	6.75%	07/2025	4,388	4,330	0.7	4,388
Midwest Veterinary Partners, LLC(7)~	One stop	L + 5.75%	(c)	6.75%	07/2025	3,187	3,165	0.5	3,187
Midwest Veterinary Partners, LLC~	One stop	L + 5.75%	(c)	6.75%	07/2025	789	783	0.1	789
Midwest Veterinary Partners, LLC~	One stop	L + 5.75%	(c)	6.75%	07/2025	246	244	—	246
Midwest Veterinary Partners, LLC	One stop	L + 5.75%	(c)	6.75%	07/2025	90	89	—	90
NVA Holdings, Inc.#	Senior loan	L + 3.50%	(a)	3.63%	02/2026	964	956	0.2	964
Summit Behavioral Healthcare, LLC~	Senior loan	L + 5.00%	(c)	6.00%	10/2023	2,402	2,387	0.4	2,402
Summit Behavioral Healthcare, LLC	Senior loan	L + 5.00%	(c)	6.00%	10/2023	78	75	—	78
Summit Behavioral Healthcare, LLC	Senior loan	L + 5.00%	(c)	6.00%	10/2023	50	49	—	50
Veterinary Specialists of North America, LLC#~	Senior loan	L + 4.25%	(a)	4.36%	04/2025	16,839	16,726	2.8	16,839
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	4.36%	04/2025	5,053	5,019	0.9	5,053
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	4.36%	04/2025	1,225	1,217	0.2	1,225
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	4.36%	04/2025	617	612	0.1	617
Veterinary Specialists of North America, LLC(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(3)	—	—
						87,640	86,758	14.7	87,081
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.#	One stop	L + 8.50%	(a)	9.50%	02/2024	$1,261	$1,253	0.2%	$1,261
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
HealthEdge Software, Inc.	One stop	L + 6.25%	(c)	7.25%	04/2026	3,334	3,303	0.6	3,334
HealthEdge Software, Inc.	One stop	L + 6.25%	(c)	7.25%	04/2026	2,185	2,185	0.4	2,185
HealthEdge Software, Inc.#	One stop	L + 6.25%	(c)	7.25%	04/2026	1,559	1,530	0.3	1,559
HealthEdge Software, Inc.	One stop	L + 6.25%	(c)	7.25%	04/2026	19	18	—	19
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%	(c)	6.75%	08/2026	1,529	1,499	0.3	1,529
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%	(c)	6.75%	08/2026	531	526	0.1	531
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(c)	6.75%	08/2026	309	306	—	309
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(a)	6.75%	09/2025	8	7	—	8
HSI Halo Acquisition, Inc.(5)	One stop	L + 5.75%		N/A(6)	08/2026	—	(3)	—	—
Nextech Holdings, LLC#~	One stop	L + 5.50%	(c)	5.71%	06/2025	17,761	17,636	2.9	17,406
Nextech Holdings, LLC	One stop	L + 5.50%	(b)	5.65%	06/2025	720	715	0.1	706
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(2)	—	(6)
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(1)	—	(3)
Qgenda Intermediate Holdings, LLC#	One stop	L + 5.50%	(c)	6.50%	06/2025	5,752	5,699	1.0	5,752
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.50%	(c)	6.50%	06/2025	5,064	5,064	0.8	5,064
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.50%	(c)	6.50%	06/2025	2,450	2,450	0.4	2,450
Qgenda Intermediate Holdings, LLC	One stop	L + 5.50%		N/A(6)	06/2025	—	—	—	—
Transaction Data Systems, Inc.#~	One stop	L + 5.75%	(c)	6.75%	02/2026	14,036	13,891	2.4	14,036
Transaction Data Systems, Inc.	One stop	L + 5.75%	(a)(c)	6.75%	02/2026	46	45	—	46
						56,564	56,121	9.5	56,186
Hotels, Restaurants & Leisure
BJH Holdings III Corp.~	One stop	L + 5.25%	(a)	6.25%	08/2025	18,510	18,280	3.1	18,510
BJH Holdings III Corp.(5)	One stop	L + 5.25%		N/A(6)	08/2025	—	(6)	—	—
CR Fitness Holdings, LLC#	Senior loan	L + 4.25%	(a)	5.25%	07/2025	314	312	0.1	301
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(a)	5.25%	07/2025	105	102	—	92
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(a)(c)	5.25%	07/2025	37	37	—	36
Davidson Hotel Company, LLC#	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	1,742	1,726	0.2	1,220
Davidson Hotel Company, LLC	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	424	423	0.1	297
Davidson Hotel Company, LLC(5)	One stop	L + 6.75%		N/A(6)	07/2024	—	—	—	(15)
Davidson Hotel Company, LLC(5)	One stop	L + 6.75%		N/A(6)	07/2024	—	(7)	—	—
EOS Fitness Opco Holdings, LLC#	One stop	L + 5.75%	(c)	6.75%	01/2025	1,729	1,716	0.3	1,625
EOS Fitness Opco Holdings, LLC	One stop	L + 5.75%	(c)	6.75%	01/2025	370	367	0.1	348
EOS Fitness Opco Holdings, LLC	One stop	L + 5.75%	(c)	6.75%	01/2025	60	60	—	56
Freddy's Frozen Custard LLC#	One stop	L + 6.00%	(c)	7.00%	03/2027	3,798	3,761	0.6	3,760
Freddy's Frozen Custard LLC	One stop	L + 6.00%	(c)	7.00%	03/2027	14	13	—	13
SSRG Holdings, LLC#~	One stop	L + 5.25%	(c)	6.25%	11/2025	6,383	6,334	1.1	6,383
SSRG Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	11/2025	55	54	—	55
Sunshine Sub, LLC~	One stop	L + 5.25%	(c)	6.25%	05/2024	1,960	1,940	0.3	1,901
Sunshine Sub, LLC	One stop	L + 5.25%	(c)	6.25%	05/2024	1,923	1,903	0.3	1,865
Sunshine Sub, LLC(5)	One stop	L + 5.25%		N/A(6)	05/2024	—	(1)	—	(3)
Tropical Smoothie Cafe Holdings, LLC~	Senior loan	L + 5.25%	(a)(c)(d)	6.25%	09/2026	6,673	6,613	1.1	6,673
Tropical Smoothie Cafe Holdings, LLC(5)	Senior loan	L + 5.25%		N/A(6)	09/2026	—	(1)	—	—
Velvet Taco Holdings, Inc.	One stop	L + 11.00%	(c)	8.00% cash/4.00% PIK	03/2026	1,355	1,342	0.2	1,355
Velvet Taco Holdings, Inc.	One stop	L + 8.00%	(c)	8.00% cash/1.00% PIK	03/2026	120	119	—	111
Velvet Taco Holdings, Inc.	One stop	L + 7.00%		N/A(6)	03/2026	—	—	—	—
						45,572	45,087	7.5	44,583
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
Groundworks LLC(7)	Senior loan	L + 5.00%	(c)	6.00%	01/2026	$1,400	$1,380	0.3%	$1,400
Groundworks LLC#	Senior loan	L + 5.00%	(c)	6.00%	01/2026	222	219	—	222
Groundworks LLC	Senior loan	L + 5.00%	(c)	6.00%	01/2026	112	106	—	112
Groundworks LLC(5)	Senior loan	L + 5.00%		N/A(6)	01/2026	—	(1)	—	—
Groundworks LLC(5)	Senior loan	L + 5.00%		N/A(6)	01/2026	—	(9)	—	—
						1,734	1,695	0.3	1,734
Household Products
WU Holdco, Inc. ~	One stop	L + 5.25%	(c)	6.25%	03/2026	1,064	1,057	0.2	1,064
WU Holdco, Inc.	One stop	L + 5.25%	(c)	6.25%	03/2026	164	162	—	164
WU Holdco, Inc.	One stop	L + 5.25%	(c)	5.45%	03/2025	9	9	—	8
						1,237	1,228	0.2	1,236
Industrial Conglomerates
Arch Global CCT Holdings Corp.#	Senior loan	L + 4.75%	(a)	4.86%	04/2026	1,502	1,497	0.3	1,502
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	—
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	—
Madison Safety & Flow LLC#	Senior loan	L + 4.00%	(a)	4.10%	03/2025	179	179	—	179
Madison Safety & Flow LLC	Senior loan	L + 4.00%		N/A(6)	03/2025	—	—	—	—
Specialty Measurement Bidco Limited#(7)(8)(9)	One stop	L + 6.25%	(f)	7.25%	11/2027	3,189	3,104	0.5	3,139
Specialty Measurement Bidco Limited#(7)(9)	One stop	L + 6.25%	(c)	7.25%	11/2027	3,185	3,102	0.5	3,185
Specialty Measurement Bidco Limited(5)(7)(8)(9)	One stop	L + 6.25%		N/A(6)	11/2027	—	(20)	—	—
						8,055	7,862	1.3	8,005
Insurance
High Street Insurance Partners, Inc.	Senior loan	L + 6.50%	(a)(c)(d)	7.50%	12/2025	447	437	0.1	440
High Street Insurance Partners, Inc.	Senior loan	L + 6.50%	(a)(c)	7.50%	12/2025	43	38	—	38
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	6.75%	08/2025	927	921	0.2	913
Integrity Marketing Acquisition, LLC~	Senior loan	L + 5.75%	(c)	6.75%	08/2025	361	357	0.1	356
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)(d)	6.75%	08/2025	317	315	0.1	312
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)(d)	6.75%	08/2025	192	191	—	189
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%		N/A(6)	08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	Senior loan	L + 5.75%		N/A(6)	08/2025	—	(10)	—	(10)
J.S. Held Holdings, LLC#~	One stop	L + 6.00%	(c)	7.00%	07/2025	18,653	18,333	3.1	18,466
J.S. Held Holdings, LLC	One stop	P + 5.00%	(e)	8.25%	07/2025	80	76	—	78
J.S. Held Holdings, LLC(7)	One stop	L + 6.00%		N/A(6)	07/2025	—	—	—	—
J.S. Held Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(59)	—	(41)
Majesco~	One stop	L + 7.75%	(c)	8.75%	09/2027	5,761	5,660	1.0	5,761
Majesco(5)	One stop	L + 7.75%		N/A(6)	09/2026	—	(3)	—	—
Orchid Underwriters Agency, LLC~	Senior loan	L + 4.50%	(c)	5.50%	12/2024	790	785	0.1	790
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%	(c)	5.50%	12/2024	220	219	—	220
Orchid Underwriters Agency, LLC	Senior loan	L + 4.25%		N/A(6)	12/2024	—	—	—	—
People Corporation#(7)(8)(13)	One stop	L + 6.25%	(k)	7.25%	02/2028	5,859	5,757	1.0	5,809
People Corporation(7)(8)(13)	One stop	L + 6.25%	(k)	7.25%	02/2028	267	251	—	232
People Corporation(5)(7)(8)(13)	One stop	L + 6.25%		N/A(6)	02/2027	—	(2)	—	(2)
RSC Acquisition, Inc.~	One stop	L + 5.50%	(c)	6.50%	10/2026	12,400	12,182	2.1	12,400
RSC Acquisition, Inc.~	One stop	L + 5.50%	(b)(c)	6.50%	10/2026	1,204	1,159	0.2	1,204
RSC Acquisition, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(1)	—	—
RSC Acquisition, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(72)	—	—
Sunstar Insurance Group, LLC#	Senior loan	L + 5.75%	(c)	6.75%	10/2026	251	246	—	248
Sunstar Insurance Group, LLC	Senior loan	L + 5.75%	(c)	6.75%	10/2026	123	120	—	121
Sunstar Insurance Group, LLC	Senior loan	L + 5.50%		N/A(6)	10/2026	—	—	—	—
						47,895	46,900	8.0	47,524

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Internet & Catalog Retail
AutoQuotes, LLC#	One stop	L + 6.00%	(c)	7.00%	11/2024	$2,320	$2,306	0.4%	$2,320
AutoQuotes, LLC	One stop	L + 6.00%		N/A(6)	11/2024	—	—	—	—
						2,320	2,306	0.4	2,320
IT Services
Acquia, Inc.#	One stop	L + 7.00%	(c)	8.00%	10/2025	1,804	1,790	0.3	1,804
Acquia, Inc.	One stop	L + 7.00%	(c)	8.00%	10/2025	4	4	—	4
Appriss Holdings, Inc.#~	One stop	L + 5.50%	(c)	5.70%	05/2026	8,519	8,396	1.4	8,519
Appriss Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	05/2025	—	(3)	—	—
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.#	One stop	L + 7.50%	(c)	8.50% cash/1.00% PIK	08/2025	1,712	1,653	0.3	1,751
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	One stop	L + 7.50%		N/A(6)	08/2025	—	—	—	1
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.(5)	One stop	L + 7.50%		N/A(6)	08/2025	—	(5)	—	—
Centrify Corporation#	One stop	L + 6.00%	(c)	7.00%	03/2028	6,596	6,498	1.1	6,514
Centrify Corporation(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(2)	—	(2)
Episerver, Inc.(7)(8)	One stop	E + 6.00%	(f)	6.00%	10/2024	4,702	4,665	0.8	4,793
Episerver, Inc.	One stop	L + 5.75%	(d)	6.75%	10/2024	2,726	2,705	0.5	2,757
Episerver, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2024	—	(2)	—	2
Infinisource, Inc.#~	One stop	L + 4.50%	(c)	5.50%	10/2026	10,698	10,613	1.8	10,698
Infinisource, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2026	4,574	4,533	0.8	4,574
Infinisource, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2026	1,773	1,759	0.3	1,773
Infinisource, Inc.(5)	One stop	L + 4.50%		N/A(6)	10/2026	—	(1)	—	—
PCS Intermediate II Holdings, LLC(7)~	One stop	L + 5.25%	(c)	6.25%	01/2026	4,894	4,855	0.8	4,894
PCS Intermediate II Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC#~	One stop	L + 5.50%	(c)	6.50%	12/2025	18,605	18,422	3.1	18,233
Recordxtechnologies, LLC	One stop	L + 5.50%	(c)	6.50%	12/2025	1,697	1,677	0.3	1,648
Recordxtechnologies, LLC	One stop	L + 5.50%	(c)	6.50%	12/2025	100	98	—	96
Red Dawn SEI Buyer, Inc.#~	Senior loan	L + 4.25%	(d)	5.25%	11/2025	13,507	13,375	2.3	13,447
Red Dawn SEI Buyer, Inc.#(7)(8)	Senior loan	L + 4.50%	(h)	5.50%	11/2025	9,643	9,550	1.6	9,754
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.25%	(d)	5.25%	11/2025	2,401	2,383	0.4	2,391
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.25%	(a)	5.25%	11/2025	30	28	—	29
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	11/2025	—	(21)	—	13
						93,985	92,969	15.8	93,693

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC#	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	$1,439	$1,430	0.2%	$1,338
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	477	474	0.1	444
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	332	330	0.1	308
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	169	168	—	158
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	40	40	—	38
						2,457	2,442	0.4	2,286
Machinery
Bad Boy Mowers Acquisition, LLC#	Senior loan	L + 4.50%	(c)	5.25%	03/2028	798	796	0.1	796
Blackbird Purchaser, Inc. ~	Senior loan	L + 4.50%	(c)(e)	4.70%	04/2026	5,033	4,962	0.8	4,983
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)	4.70%	04/2024	14	13	—	13
Chase Industries, Inc.#	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2025	1,956	1,936	0.3	1,684
Chase Industries, Inc.	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2025	339	335	0.1	292
Chase Industries, Inc.	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2023	119	118	—	104
Time Manufacturing Acquisition, LLC#	Senior loan	L + 5.00%	(b)(c)	6.00%	02/2023	280	280	0.1	281
						8,539	8,440	1.4	8,153
Marine
Veson Nautical LLC~	One stop	L + 5.00%	(c)	6.00%	11/2025	3,869	3,833	0.7	3,869
Veson Nautical LLC(5)	One stop	L + 5.00%		N/A(6)	11/2025	—	(1)	—	—
						3,869	3,832	0.7	3,869
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.#(7)(10)	One stop	L + 5.75%	(c)	6.75%	05/2025	3,718	3,660	0.6	3,718
3ES Innovation, Inc.(5)(7)(10)	One stop	L + 5.75%		N/A(6)	05/2025	—	(1)	—	—
Drilling Info Holdings, Inc.#~	Senior loan	L + 4.50%	(a)	4.61%	07/2025	12,021	11,756	2.0	12,112
Drilling Info Holdings, Inc.#	Senior loan	L + 4.25%	(a)	4.36%	07/2025	9,322	9,238	1.6	9,301
Drilling Info Holdings, Inc.	Senior loan	L + 4.25%	(a)	4.36%	07/2023	40	39	—	39
Drilling Info Holdings, Inc.	Senior loan	L + 4.50%	(a)	4.61%	07/2023	35	32	—	35
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2025	—	(4)	—	(1)
Project Power Buyer, LLC~	One stop	L + 6.25%	(c)	7.25%	05/2026	3,880	3,840	0.7	3,880
Project Power Buyer, LLC(5)	One stop	L + 6.25%		N/A(6)	05/2025	—	(1)	—	—
						29,016	28,559	4.9	29,084
Paper & Forest Products
Messenger, LLC~	One stop	L + 6.00%	(c)(e)	7.00%	08/2023	2,011	2,000	0.3	2,011
Messenger, LLC	One stop	L + 6.00%		N/A(6)	08/2023	—	—	—	—
						2,011	2,000	0.3	2,011
Pharmaceuticals
ACP Ulysses Buyer, Inc.~	Senior loan	L + 5.00%	(c)	6.00%	02/2026	4,853	4,814	0.8	4,853
Amalthea Parent, Inc.#(7)(10)	One stop	L + 5.25%	(b)	6.25%	03/2027	8,751	8,664	1.5	8,664
Amalthea Parent, Inc.(5)(7)(10)	One stop	L + 5.25%		N/A(6)	03/2027	—	(3)	—	(3)
Amalthea Parent, Inc.(5)(7)(10)	One stop	L + 5.25%		N/A(6)	03/2027	—	(19)	—	(19)
						13,604	13,456	2.3	13,495

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Professional Services
Net Health Acquisition Corp.#	One stop	L + 5.75%	(c)	6.75%	12/2025	$1,473	$1,458	0.3%	$1,458
Net Health Acquisition Corp.~	One stop	L + 5.75%	(c)	6.75%	12/2025	862	851	0.1	853
Net Health Acquisition Corp.~	One stop	L + 5.75%	(c)	6.75%	12/2025	742	731	0.1	735
Net Health Acquisition Corp.~	One stop	L + 5.75%	(c)	6.75%	12/2025	466	459	0.1	461
Net Health Acquisition Corp.~	One stop	L + 5.75%	(c)	6.75%	12/2025	110	109	—	109
Net Health Acquisition Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(2)	—	(2)
Nexus Brands Group, Inc.~	One stop	L + 6.00%	(c)	7.00%	11/2023	586	582	0.1	586
Nexus Brands Group, Inc.~	One stop	L + 6.00%	(c)	7.00%	11/2023	510	506	0.1	510
Nexus Brands Group, Inc.~	One stop	L + 6.00%	(c)	7.00%	11/2023	292	291	0.1	292
Nexus Brands Group, Inc.~	One stop	L + 6.00%	(c)	7.00%	11/2023	211	210	—	211
Nexus Brands Group, Inc.~	One stop	L + 6.00%	(c)	7.00%	11/2023	80	79	—	80
Nexus Brands Group, Inc.(7)~	One stop	L + 6.00%	(c)	7.00%	11/2023	51	50	—	51
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)(c)	7.00%	11/2023	20	19	—	20
Nexus Brands Group, Inc.	One stop	L + 6.00%		N/A(6)	11/2023	—	—	—	—
PlanSource Holdings, Inc. #	One stop	L + 6.25%	(d)	7.25%	04/2025	2,818	2,797	0.5	2,818
PlanSource Holdings, Inc. (5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
						8,221	8,139	1.4	8,182

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
MRI Software LLC#~	One stop	L + 5.50%	(d)	6.50%	02/2026	$14,594	$14,499	2.5%	$14,594
MRI Software LLC~	One stop	L + 5.50%	(d)	6.50%	02/2026	1,953	1,908	0.3	1,953
MRI Software LLC	One stop	L + 5.50%	(c)	6.50%	02/2026	14	11	—	14
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(3)	—	—
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	—
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(7)	—	—
Property Brands, Inc.~	One stop	L + 6.00%	(d)	7.00%	01/2024	2,765	2,749	0.5	2,765
Property Brands, Inc.~	One stop	L + 6.00%	(d)	7.00%	01/2024	2,583	2,546	0.4	2,583
Property Brands, Inc.~	One stop	L + 6.00%	(d)	7.00%	01/2024	1,117	1,110	0.2	1,117
Property Brands, Inc.	One stop	L + 6.00%	(d)	7.00%	01/2024	911	906	0.1	911
Property Brands, Inc.	One stop	L + 6.00%	(d)	7.00%	01/2024	393	391	0.1	393
Property Brands, Inc.	One stop	L + 6.00%	(d)	7.00%	01/2024	334	332	0.1	334
Property Brands, Inc.	One stop	L + 6.00%	(d)	7.00%	01/2024	333	331	0.1	333
Property Brands, Inc.	One stop	L + 6.00%	(d)	7.00%	01/2024	262	261	—	262
Property Brands, Inc.	One stop	L + 6.00%	(d)	7.00%	01/2024	138	138	—	138
Property Brands, Inc.	One stop	L + 6.00%	(d)	7.00%	01/2024	100	99	—	100
						25,497	25,269	4.3	25,497
Road & Rail
Internet Truckstop Group LLC~	One stop	L + 5.75%	(c)	6.75%	04/2025	7,996	7,841	1.3	7,896
Internet Truckstop Group LLC#	One stop	L + 5.75%	(c)	6.75%	04/2025	3,516	3,464	0.6	3,472
Internet Truckstop Group LLC(5)	One stop	L + 5.75%		N/A(6)	03/2027	—	(2)	—	(2)
						11,512	11,303	1.9	11,366

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Appfire Technologies, LLC#	One stop	L + 5.00%	(c)	6.00%	03/2027	$5,724	$5,668	1.0%	$5,667
Appfire Technologies, LLC(5)	One stop	L + 5.00%		N/A(6)	03/2027	—	(1)	—	(2)
Appfire Technologies, LLC(5)	One stop	L + 5.00%		N/A(6)	03/2027	—	(42)	—	(42)
Apptio, Inc. #	One stop	L + 7.25%	(d)	8.25%	01/2025	12,605	12,445	2.1	12,605
Apptio, Inc.	One stop	L + 7.25%	(d)	8.25%	01/2025	38	37	—	38
Astute Holdings, Inc. ~	One stop	L + 6.50%	(c)	7.50%	04/2025	2,771	2,747	0.5	2,771
Astute Holdings, Inc.	One stop	L + 6.50%	(c)	7.50%	04/2025	1,155	1,145	0.2	1,155
Astute Holdings, Inc. (5)	One stop	L + 6.50%		N/A(6)	04/2025	—	(1)	—	—
Axiom Merger Sub Inc.	One stop	L + 5.25%	(c)(d)	6.25%	04/2026	1,147	1,133	0.2	1,154
Axiom Merger Sub Inc.(7)(8)	One stop	E + 5.50%	(f)	5.50%	04/2026	478	472	0.1	495
Axiom Merger Sub Inc.	One stop	L + 5.25%	(d)	6.25%	04/2026	15	14	—	15
Azul Systems, Inc.~	Senior loan	L + 4.50%	(c)	5.50%	04/2027	9,492	9,410	1.6	9,492
Azul Systems, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(1)	—	—
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(c)	5.25%	07/2026	575	570	0.1	561
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.25%	07/2026	204	202	—	199
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(c)	5.25%	07/2026	152	151	—	148
Bearcat Buyer, Inc.	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Bullhorn, Inc.#~	One stop	L + 5.75%	(c)	6.75%	09/2026	13,477	13,262	2.3	13,541
Bullhorn, Inc.(7)(8)	One stop	L + 6.00%	(g)	6.09%	09/2026	2,405	2,366	0.5	2,683
Bullhorn, Inc.#(7)(8)	One stop	L + 5.75%	(f)	5.75%	09/2026	966	949	0.2	1,020
Bullhorn, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2026	662	652	0.1	665
Bullhorn, Inc.~	One stop	L + 5.75%	(c)	6.75%	09/2026	607	593	0.1	609
Bullhorn, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2026	528	519	0.1	530
Bullhorn, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(4)	—	1
Bullhorn, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(23)	—	7
Calabrio, Inc. #	One stop	L + 6.50%	(c)	7.50%	06/2025	22,076	21,922	3.7	22,076
Calabrio, Inc. (5)	One stop	L + 6.50%		N/A(6)	06/2025	—	(1)	—	—
Cloudbees, Inc.	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	848	839	0.2	848
Cloudbees, Inc.#	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	705	693	0.1	705
Cloudbees, Inc.	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	498	496	0.1	498
Cloudbees, Inc.	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.~	One stop	L + 5.50%	(a)	6.50%	03/2024	8,373	8,333	1.4	8,373
Confluence Technologies, Inc.(5)	One stop	L + 5.50%		N/A(6)	03/2024	—	(1)	—	—
Convercent, Inc.#	One stop	L + 9.00%	(c)	8.25% cash/2.75% PIK	12/2024	717	703	0.1	745
Convercent, Inc.	One stop	L + 9.00%	(c)	8.25% cash/2.75% PIK	12/2024	80	80	—	83
Convercent, Inc.	Subordinated debt	N/A		4.00%	03/2021	35	35	—	72
Convercent, Inc.	One stop	L + 9.00%	(c)	8.25% cash/2.75% PIK	12/2024	20	20	—	21
Convercent, Inc.(5)	One stop	L + 9.00%		N/A(6)	12/2024	—	(1)	—	—
Digital Guardian, Inc.	One stop	L + 9.50%	(c)	7.50% cash/3.00% PIK	06/2023	1,724	1,719	0.3	1,844
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	06/2023	2	1	—	2
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Digital Guardian, Inc.	One stop	L + 8.00%		N/A(6)	06/2023	$—	$—	—%	$1
Diligent Corporation#~	One stop	L + 6.25%	(c)	7.25%	08/2025	27,913	27,554	4.7	28,154
Diligent Corporation(5)	One stop	L + 6.25%		N/A(6)	08/2025	—	(9)	—	8
Diligent Corporation(5)	One stop	L + 6.25%		N/A(6)	08/2025	—	(52)	—	17
GS Acquisitionco, Inc.#~	One stop	L + 5.75%	(d)	6.75%	05/2024	15,481	15,377	2.6	15,481
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.75%	05/2024	4,360	4,330	0.7	4,360
GS Acquisitionco, Inc.~	One stop	L + 5.75%	(c)	6.75%	05/2024	2,782	2,744	0.5	2,782
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.75%	05/2024	1,141	1,133	0.2	1,141
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.75%	05/2024	1,053	1,045	0.2	1,053
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.75%	05/2024	659	655	0.1	659
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.75%	05/2024	78	77	—	78
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)	6.75%	05/2024	64	63	—	64
GS Acquisitionco, Inc.(5)	One stop	L + 5.75%		N/A(6)	05/2024	—	(11)	—	—
ICIMS, Inc.#	One stop	L + 6.50%	(c)	7.50%	09/2024	3,240	3,205	0.5	3,240
ICIMS, Inc.#	One stop	L + 6.50%	(c)	7.50%	09/2024	1,065	1,057	0.2	1,065
ICIMS, Inc.#	One stop	L + 6.50%	(c)	7.50%	09/2024	621	616	0.1	621
ICIMS, Inc.	One stop	L + 6.50%	(c)	7.50%	09/2024	44	44	—	44
Impartner, Inc.#	One stop	L + 9.50%	(c)	9.30% cash/2.00% PIK	08/2025	1,167	1,160	0.2	1,210
Impartner, Inc.(5)	One stop	L + 9.50%		N/A(6)	08/2025	—	(1)	—	7
Impartner, Inc.	One stop	L + 9.50%		N/A(6)	08/2025	—	—	—	—
Infogix, Inc.#	One stop	L + 6.00%	(c)	7.00%	04/2024	1,449	1,446	0.2	1,449
Infogix, Inc.#	One stop	L + 6.00%	(c)	7.00%	04/2024	228	226	—	228
Infogix, Inc.	One stop	L + 6.00%	(c)	7.00%	04/2024	45	45	—	45
Instructure, Inc.#	One stop	L + 7.00%	(c)	8.00%	03/2026	27,079	26,787	4.6	27,079
Instructure, Inc.(5)	One stop	L + 7.00%		N/A(6)	03/2026	—	(2)	—	—
Integral Ad Science, Inc.#	One stop	L + 7.25%	(c)	6.00% cash/1.25% PIK	07/2024	3,578	3,541	0.6	3,578
Integral Ad Science, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2023	—	—	—	(1)
Integration Appliance, Inc.#	One stop	L + 7.25%	(c)	8.25%	08/2023	14,125	14,058	2.4	14,125
Integration Appliance, Inc.	One stop	L + 7.25%	(c)	8.25%	08/2023	1	1	—	1
Invoice Cloud, Inc.	One stop	L + 6.50%	(c)	4.25% cash/3.25% PIK	02/2024	1,132	1,126	0.2	1,132
Invoice Cloud, Inc.	One stop	L + 6.50%	(c)	4.25% cash/3.25% PIK	02/2024	925	920	0.2	925
Invoice Cloud, Inc.	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	—
Juvare, LLC~	One stop	L + 5.75%	(c)	6.75%	10/2026	3,012	2,977	0.5	3,012
Juvare, LLC	One stop	P + 4.75%	(e)	8.00%	10/2026	382	373	0.1	382
Juvare, LLC(5)	One stop	L + 5.75%		N/A(6)	04/2026	—	(1)	—	—
Kaseya Traverse Inc#	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	14,780	14,575	2.5	14,780
Kaseya Traverse Inc	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	1,733	1,718	0.3	1,733
Kaseya Traverse Inc	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	573	558	0.1	573
Kaseya Traverse Inc	One stop	L + 6.50%	(b)	7.50%	05/2025	51	50	—	50
Mindbody, Inc.	One stop	L + 8.50%	(c)	8.00% cash/1.50% PIK	02/2025	11,839	11,763	2.0	11,839
Mindbody, Inc.(5)	One stop	L + 8.00%		N/A(6)	02/2025	—	(1)	—	(2)
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Ministry Brands, LLC#	Senior loan	L + 4.00%	(a)	5.00%	12/2022	$221	$220	—%	$221
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	5.00%	12/2022	130	129	—	130
Ministry Brands, LLC#	Senior loan	L + 4.00%	(a)	5.00%	12/2022	126	126	—	126
mParticle, Inc.#	One stop	L + 9.75%	(c)	7.50% cash/3.25% PIK	09/2025	1,271	1,257	0.2	1,271
mParticle, Inc.	One stop	L + 9.75%	(c)	7.50% cash/3.25% PIK	09/2025	30	30	—	30
Namely, Inc.#	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	2,132	2,011	0.4	2,132
Namely, Inc.	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	803	759	0.1	803
Namely, Inc.	One stop	L + 7.50%	(a)	8.25% cash/1.25% PIK	06/2024	35	35	—	35
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH#	One stop	L + 7.75%	(c)	7.50% cash/1.75% PIK	10/2024	133	128	—	140
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	L + 7.75%		N/A(6)	10/2024	—	—	—	1
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH(5)	One stop	L + 7.75%		N/A(6)	10/2024	—	(6)	—	71
PDI TA Holdings, Inc.#~	One stop	L + 4.50%	(c)	5.50%	10/2024	3,391	3,359	0.6	3,391
PDI TA Holdings, Inc.#	Second lien	L + 8.50%	(c)	9.50%	10/2025	1,356	1,337	0.2	1,356
Personify, Inc.~	One stop	L + 5.75%	(c)	6.75%	09/2024	3,412	3,392	0.6	3,412
Personify, Inc.~	One stop	L + 5.75%	(c)	6.75%	09/2024	2,050	2,031	0.3	2,050
Personify, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2024	30	30	—	30
RegEd Aquireco, LLC~	Senior loan	L + 4.25%	(a)	5.25%	12/2024	1,211	1,204	0.2	1,151
RegEd Aquireco, LLC	Senior loan	P + 3.25%	(a)(e)	5.95%	12/2024	76	75	—	68
Saturn Borrower Inc.#~	One stop	L + 6.50%	(c)	7.50%	09/2026	8,076	7,852	1.3	7,834
Saturn Borrower Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2026	—	(3)	—	(3)
SnapLogic, Inc.	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	1,058	1,053	0.2	1,058
SnapLogic, Inc.#(5)	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	3	(2)	—	3
SnapLogic, Inc.	One stop	L + 8.75%		N/A(6)	09/2024	—	—	—	—
Sontatype, Inc.#	One stop	L + 6.75%	(c)	7.75%	12/2025	12,912	12,811	2.2	12,912
Sontatype, Inc.(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(2)	—	—
Spartan Buyer Acquisition Co.#	One stop	L + 6.50%	(c)	7.50%	12/2026	12,739	12,588	2.1	12,739
Spartan Buyer Acquisition Co.(5)	One stop	L + 6.50%		N/A(6)	12/2026	—	(3)	—	—
Telesoft Holdings LLC#~	One stop	L + 5.75%	(b)	6.75%	12/2025	21,062	20,688	3.6	21,062
Telesoft Holdings LLC(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(4)	—	—
TI Intermediate Holdings, LLC~	Senior loan	L + 4.50%	(a)	4.61%	12/2024	816	811	0.1	815
TI Intermediate Holdings, LLC#	Senior loan	L + 4.50%	(a)	5.50%	12/2024	219	214	—	224
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	4.61%	12/2024	4	3	—	4
TI Intermediate Holdings, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(2)	—	2
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	1,950	1,925	0.3	1,931
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	7.25%	03/2025	1,290	1,277	0.2	1,277
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	498	492	0.1	493
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	476	470	0.1	471
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	471	465	0.1	467
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	439	433	0.1	434
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	$403	$397	0.1%	$399
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	302	298	0.1	299
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	201	199	—	199
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	182	179	—	180
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	85	83	—	84
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	82	81	—	81
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	7.25%	03/2024	70	68	—	69
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	18	17	—	17
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	16	16	—	16
Transact Holdings, Inc.#	Senior loan	L + 4.75%	(a)	4.86%	04/2026	754	745	0.1	748
Trintech, Inc.~	One stop	L + 6.00%	(c)	7.00%	12/2023	2,082	2,070	0.4	2,082
Trintech, Inc.~	One stop	L + 6.00%	(c)	7.00%	12/2023	1,036	1,030	0.2	1,036
Trintech, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2023	150	149	—	150
Vector CS Midco Limited & Cloudsense Ltd.(7)(8)(9)	One stop	N/A		3.70% cash/3.55% PIK	05/2024	2,023	2,011	0.4	2,090
Vector CS Midco Limited & Cloudsense Ltd.(7)(8)(9)	One stop	L + 8.05%	(g)	4.50% cash/3.55% PIK	05/2024	67	66	—	69
Workforce Software, LLC#	One stop	L + 6.50%	(c)	7.50%	07/2025	11,011	10,854	1.9	11,011
Workforce Software, LLC(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(1)	—	—
						325,581	321,693	54.9	326,163

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
2nd Ave. LLC#	One stop	L + 6.50%	(d)	7.50%	09/2025	$1,373	$1,363	0.2%	$1,373
2nd Ave. LLC	One stop	L + 6.50%	(d)	7.50%	09/2025	50	50	—	50
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	1,529	1,519	0.3	1,529
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	1,455	1,442	0.3	1,455
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	1,113	1,106	0.2	1,113
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	880	875	0.2	880
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	751	746	0.1	751
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	620	616	0.1	620
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	601	597	0.1	601
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	489	485	0.1	489
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	447	444	0.1	447
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	445	442	0.1	445
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	385	382	0.1	385
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	349	347	0.1	349
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	314	311	0.1	314
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	289	287	0.1	289
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	253	251	—	253
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	246	243	—	246
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	195	193	—	195
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	191	190	—	191
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	159	158	—	159
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	153	151	—	153
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	151	149	—	151
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	148	147	—	148
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	147	145	—	147
Imperial Optical Midco Inc.(7)	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	126	124	—	126
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	116	115	—	116
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	108	108	—	108
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	97	96	—	97
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	96	95	—	96
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	95	95	—	95
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	91	90	—	91
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	90	89	—	90
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	85	84	—	85
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	80	79	—	80
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.(7)	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	$72	$71	—%	$72
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	62	61	—	62
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	59	58	—	59
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	58	57	—	58
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	56	56	—	56
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	55	54	—	55
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	54	53	—	54
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	52	52	—	52
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	49	49	—	49
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	42	42	—	42
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	42	42	—	42
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	37	37	—	37
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	33	32	—	33
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	31	31	—	31
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	25	25	—	25
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	25	25	—	25
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	24	24	—	24
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	23	23	—	23
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	22	22	—	22
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	21	21	—	21
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	17	17	—	17
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	17	17	—	17
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	11	11	—	11
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	9	9	—	9
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	5	5	—	5
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	4	4	—	4
Imperial Optical Midco Inc.	One stop	L + 8.25%	(a)	7.25% cash/2.00% PIK	08/2023	3	3	—	3
Imperial Optical Midco Inc.	One stop	L + 6.25%		N/A(6)	08/2023	—	—	—	—
Imperial Optical Midco Inc.(5)	One stop	L + 6.25%		N/A(6)	08/2023	—	(20)	—	—
Jet Equipment & Tools Ltd.(7)(8)(10)	One stop	L + 5.25%	(j)	6.25%	11/2024	4,235	4,203	0.7	4,407
Jet Equipment & Tools Ltd.(7)(10)~	One stop	L + 5.25%	(a)	6.25%	11/2024	3,338	3,317	0.6	3,335
Jet Equipment & Tools Ltd.#(7)(8)(10)	One stop	L + 5.50%	(j)	6.50%	11/2024	1,313	1,302	0.2	1,389
Jet Equipment & Tools Ltd.(7)(10)~	One stop	L + 5.25%	(a)	6.25%	11/2024	1,026	1,019	0.2	1,025
Jet Equipment & Tools Ltd.(7)(10)~	One stop	L + 5.25%	(a)	6.25%	11/2024	395	391	0.1	395
Jet Equipment & Tools Ltd.(5)(7)(8)(10)	One stop	L + 5.25%		N/A(6)	11/2024	—	(1)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
PPV Intermediate Holdings II, LLC~	One stop	L + 7.00%	(a)	8.00%	05/2023	$1,692	$1,692	0.3%	$1,692
PPV Intermediate Holdings II, LLC~	One stop	L + 7.00%	(a)	8.00%	05/2023	404	399	0.1	404
PPV Intermediate Holdings II, LLC~	One stop	L + 7.00%	(a)	8.00%	05/2023	372	368	0.1	372
PPV Intermediate Holdings II, LLC(7)~	One stop	L + 7.00%	(a)	8.00%	05/2023	359	355	0.1	359
PPV Intermediate Holdings II, LLC~	One stop	L + 7.00%	(a)	8.00%	05/2023	347	347	0.1	347
PPV Intermediate Holdings II, LLC~	One stop	L + 7.00%	(a)	8.00%	05/2023	323	319	0.1	323
PPV Intermediate Holdings II, LLC~	One stop	L + 7.00%	(a)	8.00%	05/2023	269	266	0.1	269
PPV Intermediate Holdings II, LLC~	One stop	L + 7.00%	(a)	8.00%	05/2023	256	253	0.1	256
PPV Intermediate Holdings II, LLC~	One stop	L + 7.00%	(a)	8.00%	05/2023	207	207	—	207
PPV Intermediate Holdings II, LLC(7)~	One stop	L + 7.00%	(a)	8.00%	05/2023	184	182	—	184
PPV Intermediate Holdings II, LLC~	One stop	L + 7.00%	(a)	8.00%	05/2023	150	145	—	150
PPV Intermediate Holdings II, LLC~	One stop	L + 7.00%	(a)	8.00%	05/2023	45	44	—	45
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	8	8	—	8
PPV Intermediate Holdings II, LLC	One stop	L + 7.00%		N/A(6)	05/2023	—	—	—	—
PPV Intermediate Holdings II, LLC(5)	One stop	L + 7.00%		N/A(6)	05/2023	—	(13)	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC~	One stop	L + 5.50%	(c)	6.50%	10/2024	984	978	0.2	984
Sola Franchise, LLC and Sola Salon Studios, LLC~	One stop	L + 5.50%	(c)	6.50%	10/2024	667	663	0.1	667
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.50%		N/A(6)	10/2024	—	—	—	—
Titan Fitness, LLC#	One stop	L + 6.75%	(b)(c)	5.75% cash/2.00% PIK	02/2025	6,650	6,587	1.0	5,983
Titan Fitness, LLC	One stop	L + 6.75%	(b)(c)	5.75% cash/2.00% PIK	02/2025	786	779	0.1	707
Titan Fitness, LLC	One stop	L + 6.75%	(b)(c)	5.75% cash/2.00% PIK	02/2025	238	235	—	213
Vermont Aus Pty Ltd(7)(8)(11)	One stop	L + 4.75%	(i)	4.84%	12/2024	439	434	0.1	482
Vermont Aus Pty Ltd(7)(8)(11)	One stop	L + 4.75%	(i)	4.84%	12/2024	32	30	—	38
						39,356	39,016	6.5	38,878

Total debt investments						$1,040,705	$1,028,508	174.4%	$1,035,289

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Automobiles
MOP GM Holding, LLC	LP units	N/A	N/A	N/A	—	$130	—%	$142
Quick Quack Car Wash Holdings, LLC	Preferred stock	N/A	N/A	N/A	—	93	—	102
						223	—	244
Biotechnology
BIO18 Borrower, LLC(16)	Preferred stock	N/A	N/A	N/A	141	246	0.1	469

Chemicals
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	34	—	22

Diversified Consumer Services
CHHJ Franchising, LLC	Common Stock	N/A	N/A	N/A	8	79	—	79
EWC Growth Partners LLC	LP interest	N/A	N/A	N/A	—	25	—	2
Liminex, Inc.	LP units	N/A	N/A	N/A	6	201	0.1	216
						305	0.1	297

Electronic Equipment, Instruments, and Components
ES Acquisition LLC	Preferred stock	N/A	N/A	N/A	—	333	0.1	646

Food & Staples Retailing
Captain D's, LLC	LLC interest	N/A	N/A	N/A	15	15	—	47
Mendocino Farms, LLC	LLC interest	N/A	N/A	N/A	59	257	0.1	394
Ruby Slipper Cafe LLC, The	LP interest	N/A	N/A	N/A	6	61	—	14
Ruby Slipper Cafe LLC, The	LP interest	N/A	N/A	N/A	—	4	—	3
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	103	103	—	83
Wood Fired Holding Corp.	Preferred stock	N/A	N/A	N/A	103	—	—	—
						440	0.1	541
Food Products
FCID Merger Sub, Inc.	LLC units	N/A	N/A	N/A	1	130	—	130

Health Care Equipment & Supplies
Aspen Medical Products, LLC	LP interest	N/A	N/A	N/A	—	17	—	27
Blue River Pet Care, LLC	Common Stock	N/A	N/A	N/A	—	207	0.1	305
CCSL Holdings, LLC	Preferred stock	N/A	N/A	N/A	—	125	—	125
CMI Parent Inc.	Common Stock	N/A	N/A	N/A	—	492	0.1	554
CMI Parent Inc.	Warrant	N/A	N/A	N/A	5	5	—	—
						846	0.2	1,011

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	Common Stock	N/A	N/A	N/A	41	$41	—%	$41
CRH Healthcare Purchaser, Inc.(16)	LLC units	N/A	N/A	N/A	102	68	—	214
Elite Dental Partners LLC	Warrant	N/A	N/A	N/A	—	445	0.1	480
Elite Dental Partners LLC	Warrant	N/A	N/A	N/A	—	192	0.1	213
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	20
Emerge Intermediate, Inc.	Common Stock	N/A	N/A	N/A	—	165	—	9
Emerge Intermediate, Inc.	Common Stock	N/A	N/A	N/A	—	10	—	9
Emerge Intermediate, Inc.	Common Stock	N/A	N/A	N/A	2	2	—	—
Encorevet Group LLC	Common Stock	N/A	N/A	N/A	2	223	0.1	311
Encorevet Group LLC	LLC units	N/A	N/A	N/A	1	91	—	121
Krueger-Gilbert Health Physics, LLC	Common Stock	N/A	N/A	N/A	49	50	—	56
MD Now Holdings, Inc.	Common Stock	N/A	N/A	N/A	3	33	—	44
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A	N/A	—	13	—	15
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A	N/A	3	—	—	31
Summit Behavioral Healthcare, LLC	LLC units	N/A	N/A	N/A	—	14	—	19
Summit Behavioral Healthcare, LLC	LLC units	N/A	N/A	N/A	—	—	—	1
						1,347	0.3	1,584
Health Care Technology
Caliper Software, Inc.	LLC units	N/A	N/A	N/A	1	596	0.1	813
Caliper Software, Inc.	Common Stock	N/A	N/A	N/A	—	340	0.1	362
Caliper Software, Inc.	LLC units	N/A	N/A	N/A	53	53	0.1	261
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	—	15	—	16
Caliper Software, Inc.	LP interest	N/A	N/A	N/A	—	8	—	12
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	26	26	—	51
HSI Halo Acquisition, Inc.	LLC units	N/A	N/A	N/A	—	75	—	65
HSI Halo Acquisition, Inc.	LLC units	N/A	N/A	N/A	—	—	—	—
						1,113	0.3	1,580

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants and Leisure
Freddy's Frozen Custard LLC	Common Stock	N/A	N/A	N/A	81	$81	—%	$81
SSRG Holdings, LLC	LP interest	N/A	N/A	N/A	40	399	0.1	378
Tropical Smoothie Cafe Holdings, LLC(16)	LLC interest	N/A	N/A	N/A	2	220	—	280
						700	0.1	739
Household Durables
Groundworks LLC	Common Stock	N/A	N/A	N/A	—	53	—	116

Insurance
Majesco	Common Stock	N/A	N/A	N/A	—	106	—	111
Majesco	Common Stock	N/A	N/A	N/A	24	—	—	45
Orchid Underwriters Agency, LLC(16)	Common Stock	N/A	N/A	N/A	22	22	—	19
						128	—	175

IT Services
Appriss Holdings, Inc.	Preferred stock	N/A	N/A	N/A	—	52	—	67
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	LLC units	N/A	N/A	N/A	217	170	0.1	600
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	57	156	—	157
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Warrant	N/A	N/A	N/A	75	59	0.1	173
Episerver, Inc.	LLC interest	N/A	N/A	N/A	17	173	—	155
PCS Intermediate II Holdings, LLC	Preferred stock	N/A	N/A	N/A	13	126	—	162
Red Dawn SEI Buyer, Inc.	Warrant	N/A	N/A	N/A	219	219	0.1	267
						955	0.3	1,581
Leisure Products
WBZ Investment LLC	LP interest	N/A	N/A	N/A	15	24	—	15
WBZ Investment LLC	Preferred stock	N/A	N/A	N/A	10	16	—	10
WBZ Investment LLC	Warrant	N/A	N/A	N/A	9	13	—	8
WBZ Investment LLC	LLC units	N/A	N/A	N/A	8	12	—	7
WBZ Investment LLC	LLC units	N/A	N/A	N/A	3	5	—	3
WBZ Investment LLC	Preferred stock	N/A	N/A	N/A	—	—	—	—
						70	—	43
Pharmaceuticals
Amalthea Parent, Inc.(7)(10)	Common Stock	N/A	N/A	N/A	199	199	—	199

Professional Services
Net Health Acquisition Corp.	LLC units	N/A	N/A	N/A	1	133	—	156
Nexus Brands Group, Inc.	LLC interest	N/A	N/A	N/A	—	49	—	74
						182	—	230
Real Estate Management & Development
Property Brands, Inc.	Preferred stock	N/A	N/A	N/A	11	60	—	90

Road & Rail
Internet Truckstop Group LLC	LP interest	N/A	N/A	N/A	146	146	—	149

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Astute Holdings, Inc.	LP interest	N/A	N/A	N/A	—	$83	—%	$167
Calabrio, Inc.	Preferred stock	N/A	N/A	N/A	58	444	0.2	862
Cloudbees, Inc.	LP interest	N/A	N/A	N/A	15	93	—	93
Cloudbees, Inc.	LLC interest	N/A	N/A	N/A	27	40	—	109
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	—	53	—	90
Convercent, Inc.	Warrant	N/A	N/A	N/A	82	16	—	54
Digital Guardian, Inc.	LP interest	N/A	N/A	N/A	72	87	—	97
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	25	43	—	73
Digital Guardian, Inc.	LLC units	N/A	N/A	N/A	15	27	—	44
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	14	25	—	41
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	25	4	—	19
GS Acquisitionco, Inc.	LLC interest	N/A	N/A	N/A	—	44	—	192
MetricStream, Inc.	Warrant	N/A	N/A	N/A	44	67	—	53
mParticle, Inc.	LLC units	N/A	N/A	N/A	10	4	—	54
Namely, Inc.	LP units	N/A	N/A	N/A	24	163	0.1	161
Namely, Inc.	Preferred stock	N/A	N/A	N/A	8	14	—	12
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	LLC units	N/A	N/A	N/A	2	6	—	12
Personify, Inc.	LP interest	N/A	N/A	N/A	163	171	0.1	252
Pride Midco, Inc.(16)	LLC units	N/A	N/A	N/A	1	556	0.1	717
RegEd Aquireco, LLC	Preferred stock	N/A	N/A	N/A	—	73	—	40
RegEd Aquireco, LLC	Common Stock	N/A	N/A	N/A	1	—	—	—
Saturn Borrower Inc.	LP units	N/A	N/A	N/A	132	132	—	131
SnapLogic, Inc.	LLC units	N/A	N/A	N/A	66	164	0.1	358
SnapLogic, Inc.	LLC units	N/A	N/A	N/A	16	6	—	62
Spartan Buyer Acquisition Co.	LLC units	N/A	N/A	N/A	—	216	0.1	216
Telesoft Holdings LLC	Common Stock	N/A	N/A	N/A	131	131	—	117
						2,662	0.7	4,026
Specialty Retail
2nd Ave. LLC	LLC units	N/A	N/A	N/A	157	157	—	158
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A	N/A	—	110	—	120
Imperial Optical Midco Inc.	LP units	N/A	N/A	N/A	—	42	—	44
Jet Equipment & Tools Ltd.(7)(8)(10)	LLC interest	N/A	N/A	N/A	—	173	0.1	634
PPV Intermediate Holdings II, LLC	LLC units	N/A	N/A	N/A	113	113	0.1	176
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC interest	N/A	N/A	N/A	1	130	—	153
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC interest	N/A	N/A	N/A	—	26	—	31
						751	0.2	1,316

Total equity investments						$10,923	2.5%	$15,188

Total investments					$1,040,705	$1,039,431	176.9%	$1,050,477

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.02% (17)			$12,713	2.1%	$12,713
Total money market funds						$12,713	2.1%	$12,713

Total investments and money market funds						$1,052,144	179.0%	$1,063,190
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2021
(In thousands)

#	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 8).
~	Denotes that all or a portion of the loan secures the notes offered in the 2021 Debt Securitization (as defined in Note 8).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars or U.K. pound sterling (‘‘GBP’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’) or Prime (‘‘P’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR, EURIBOR, or Prime and the weighted average current interest rate in effect as of March 31, 2021. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of March 31, 2021, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2021, as the loan may have priced or repriced based on an index rate prior to March 31, 2021.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.11% as of March 31, 2021.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 0.13% as of March 31, 2021.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.19% as of March 31, 2021.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 0.21% as of March 31, 2021.
(e) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.25% as of March 31, 2021.
(f) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.55% as of March 31, 2021.
(g) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.09% as of March 31, 2021.
(h) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.11% as of March 31, 2021.
(i) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.09% as of March 31, 2021.
(j) Denotes that all or a portion of the loan was indexed to the 30-day Canadian Bankers Acceptances Rate, which was 0.41% as of March 31, 2021.
(k) Denotes that all or a portion of the loan was indexed to the 90-day Canadian Bankers Acceptances Rate, which was 0.44% as of March 31, 2021.
(2)For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2021.
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
(6)The entire commitment was unfunded as of March 31, 2021. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2021, total non-qualifying assets at fair value represented 7.6% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(17)The rate shown is the annualized seven-day yield as of March 31, 2021.

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
(j) Denotes that all or a portion of the loan was indexed to the Canadian Bankers Acceptances Rate, which was 0.51% as of September 30, 2020.
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

Consolidation: As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GBDC 3 Holdings LLC (“GBDC 3 Holdings”), GBDC 3 Funding LLC (“GBDC 3 Funding”), GBDC 3 Funding II LLC (“GBDC 3 Funding II”), Golub Capital BDC 3 CLO 1 Depositor LLC (“2021 CLO Depositor”) and Golub Capital BDC 3 CLO 1 LLC (“2021 Issuer”), in its consolidated financial statements.

Assets related to transactions that do not meet ASC Topic 860 - Transfers and Servicing (“ASC Topic 860”) requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including GBDC 3 Holdings, GBDC 3 Funding and the 2021 Issuer, that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC 3 (or any affiliate of GBDC 3).

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2021, interest income included $1,359 and $2,615, respectively, of accretion of discounts. For the three and six months ended March 31, 2020, interest income included $972 and $1,672, respectively, of accretion of discounts. For the three and six months ended March 31, 2021, the Company received loan origination fees of $1,486 and $3,721, respectively. For the three and six months ended March 31, 2020, the Company received loan origination fees of $1,635 and $4,630, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2021, the Company capitalized PIK interest of $595 and $1,167, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2020, the Company capitalized PIK interest of $648 and $895, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and six months ended March 31, 2021, fee income included $156 and $459, respectively, of prepayment premiums, which fees are non-recurring. For the three and six months ended March 31, 2020, fee income included $0 and $32, respectively, of prepayment premiums, which fees are non-recurring.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2021, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $17,193 and $32,660, respectively. For the three and six months ended March 31, 2020, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $14,919 and $28,693, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and six months ended March 31, 2021, the Company recorded dividend income of $10 and $49, respectively, and return of capital distributions of $0 and $0, respectively. For the three and six months ended March 31, 2020, the Company recorded dividend income of $2 and $4, respectively, and return of capital distributions of $0 and $0, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2021 and September 30, 2020, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the six months ended March 31, 2021 and 2020, the Company did not incur U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2021. The Company's tax returns for the 2017 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2021 and September 30, 2020, the Company had deferred debt issuance costs of $3,512 and $1,191, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2021 was $462 and $917, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2020 was $292 and $497, respectively.

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

As of March 31, 2021 and September 30, 2020, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2021		As of September 30, 2020
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$925,615	$561,961	$921,786	$507,353

As of March 31, 2021 and September 30, 2020, the ratio of total contributed capital to total capital subscriptions was 60.7% and 55.0%, respectively, and the Company had uncalled capital commitments of $363,654 and $414,433, respectively. During the six months ended March 31, 2021, undrawn subscriptions totaling $3,496 expired pursuant

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

to the terms of the respective Subscription Agreements. Effective January 1, 2021, the Company entered into an agreement to repurchase shares of common stock and, as a result, canceled subscriptions totaling $100 of which $91 were undrawn.

The following table summarizes the shares of GBDC 3 common stock issued for the three and six months ended March 31, 2021 and 2020:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the six months ended March 31, 2020
Issuance of shares	10/14/19	1,900,611.629	15.00	28,509
Issuance of shares	11/18/19	1,900,611.629	15.00	28,509
Issuance of shares	12/19/19	2,660,856.371	15.00	39,913
Issuance of shares	03/30/20	3,205,196.000	15.00	48,078
Shares issued for capital drawdowns		9,667,275.629		$145,009
Issuance of shares (1)	11/26/19	185,724.541	15.00	2,786
Issuance of shares (1)	12/27/19	173,246.102	15.00	2,599
Issuance of shares (1)	02/26/20	170,062.979	15.00	2,551
Shares issued through DRIP		529,033.622		$7,936

Shares issued for the six months ended March 31, 2021
Issuance of shares	01/22/21	1,820,560.056	15.00	27,308
Issuance of shares	03/08/21	1,820,560.056	15.00	27,309
Shares issued for capital drawdowns		3,641,120.112		$54,617
Issuance of shares (1)	12/18/20	431,254.910	14.97	6,455	(2)
Issuance of shares (1)	03/11/21	117,853.968	15.00	1,767
Shares issued through DRIP		549,108.878		$8,222

(1)Shares issued through the DRIP.
(2)Proceeds reflect unrounded NAV per share multiplied by number of shares issued.

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board most recently reapproved the Investment Advisory Agreement in May 2021. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

For the three and six months ended March 31, 2021, the base management fees incurred by the Company were $3,535 and $6,865, respectively, and the base management fees irrevocably waived by the Investment Adviser were $964 and $1,872, respectively. For the three and six months ended March 31, 2020, the base management fees incurred by the Company were $2,796 and $5,193, respectively, and the base management fees irrevocably waived by the Investment Adviser were $762 and $1,416, respectively.

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

For the three and six months ended March 31, 2021, the Income Incentive Fee incurred was $2,227 and $4,163, respectively. For the three and six months ended March 31, 2020, the Income Incentive Fee incurred was $1,765 and $3,243, respectively. Due to a clerical error and a limitation imposed by the Incentive Fee Cap, the Company recorded an over accrual of the Income Incentive Fee of $1,765 for the three months ended March 31, 2020, which was reversed during the three months ended June 30, 2020.

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

For the three and six months ended March 31, 2021, the Income Incentive Fee irrevocably waived by the Investment Adviser was $285 and $427, respectively. For the three and six months ended March 31, 2020, the Income Incentive Fee irrevocably waived by the Investment Adviser was $229 and $390, respectively. Due to a clerical error, the Company recorded an over accrual of the Income Incentive Fee waiver of $229 for the three months ended March 31, 2020, which was reversed during the three months ended June 30, 2020.

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

For the three and six months ended March 31, 2021, the Capital Gain Incentive Fee incurred was $1,371 and $1,371, respectively. For the three and six months ended March 31, 2020, the reversal of the Capital Gain Incentive Fee incurred was $1,428 and $884, respectively. For the three and six months ended March 31, 2021, the accrual for the Capital Gain Incentive Fee waiver was $343 and $343, respectively. For the three and six months ended March 31, 2020, the accrual of the Capital Gain Incentive Fee waiver was $357 and $221, respectively.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of March 31, 2021 and September 30, 2020.

As of March 31, 2021, there was $1,028 accrued for the capital gain incentive fee (net of waiver) under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2020, there was no accrual for the capital gain incentive fee (net of waiver) under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the three and six months ended March 31, 2021, the Company deposited $598 and $1,155, respectively, into the Escrow Account. For the three and six months ended March 31, 2020, the Company deposited $439 and $848, respectively, into the Escrow Account.

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

As of March 31, 2021 and September 30, 2020, included in accounts payable and accrued expenses is $392 and $328, respectively, for accrued allocated shared services under the Administration Agreement.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Other related party transactions: The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2021 were $215 and $448, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2020 were $211 and $384, respectively. As of March 31, 2021 and September 30, 2020, included in accounts payable and accrued expenses were $240 and $237, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. On October 1, 2018, GCOP LLC, entered into an additional Subscription Agreement for $10,000. On January 1, 2020, GCOP LLC, entered into an additional Subscription Agreement for $13,000. As of March 31, 2021, GCOP LLC has an aggregate commitment of $23,011. As of March 31, 2021, the Company has issued 702,943.380 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $10,529 and has also issued 68,284.103 shares to GCOP LLC through the DRIP.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of March 31, 2021, the Company has issued 1,834,523.315 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27,500.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2021, permits the Company to borrow a maximum of $40,000 and expires on September 29, 2023. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

Note 5.    Investments

Investments as of March 31, 2021 and September 30, 2020 consisted of the following:

	As of March 31, 2021			As of September 30, 2020
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$187,610	$185,731	$186,797	$178,191	$176,117	$175,635
One stop	846,657	836,423	842,026	710,463	701,468	695,156
Second lien	6,401	6,318	6,392	4,806	4,734	4,805
Subordinated debt	37	36	74	37	36	46
Equity	N/A	10,923	15,188	N/A	9,140	11,209
Total	$1,040,705	$1,039,431	$1,050,477	$893,497	$891,495	$886,851

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

	As of March 31, 2021		As of September 30, 2020
Amortized Cost:
United States
Mid-Atlantic	$256,570	24.7%	$231,185	25.9%
Midwest	178,452	17.2	163,767	18.4
Northeast	61,855	5.9	51,446	5.8
Southeast	201,942	19.4	175,793	19.7
Southwest	111,991	10.8	99,900	11.2
West	176,425	17.0	144,013	16.1
Canada	29,861	2.9	12,810	1.4
United Kingdom	8,263	0.8	2,038	0.2
Australia	464	0.0 *	462	0.1
Luxembourg	7,602	0.7	7,626	0.9
Andorra	6,006	0.6	2,455	0.3
Total	$1,039,431	100.0%	$891,495	100.0%
Fair Value:
United States
Mid-Atlantic	$259,579	24.7%	$232,216	26.2%
Midwest	179,879	17.1	161,171	18.2
Northeast	63,342	6.0	51,231	5.8
Southeast	202,348	19.3	173,860	19.6
Southwest	112,984	10.8	98,257	11.1
West	179,103	17.0	145,224	16.4
Canada	30,983	3.0	12,969	1.4
United Kingdom	8,483	0.8	2,029	0.2
Australia	520	0.0 *	490	0.0 *
Luxembourg	7,217	0.7	7,020	0.8
Andorra	6,039	0.6	2,384	0.3
Total	$1,050,477	100.0%	$886,851	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2021 and September 30, 2020 were as follows:

	As of March 31, 2021		As of September 30, 2020
Amortized Cost:
Airlines	$7,602	0.7%	$7,626	0.9%
Auto Components	663	0.1	666	0.1
Automobiles	31,815	3.1	10,291	1.2
Beverages	5,266	0.5	5,289	0.6
Biotechnology	3,689	0.4	3,702	0.4
Chemicals	3,271	0.3	3,286	0.4
Commercial Services and Supplies	50,729	4.9	31,478	3.5
Containers and Packaging	5,642	0.5	4,264	0.5
Diversified Consumer Services	15,244	1.5	2,587	0.3
Diversified Financial Services	19,216	1.9	20,926	2.3
Electronic Equipment, Instruments and Components	24,806	2.4	19,900	2.2
Food and Staples Retailing	7,431	0.7	7,241	0.8
Food Products	17,407	1.7	435	— *
Healthcare Equipment and Supplies	33,209	3.2	26,339	3.0
Healthcare Providers and Services	88,105	8.5	57,621	6.5
Health Care Technology	57,234	5.5	55,722	6.3
Hotels, Restaurants and Leisure	45,787	4.4	60,943	6.8
Household Durables	1,748	0.2	1,666	0.2
Household Products	1,228	0.1	1,224	0.1
Industrial Conglomerates	7,862	0.8	1,611	0.2
Insurance	47,028	4.5	37,600	4.2
Internet and Catalog Retail	2,306	0.2	2,360	0.3
IT Services	93,924	9.0	101,354	11.4
Leisure Products	2,512	0.2	2,486	0.3
Machinery	8,440	0.8	7,221	0.8
Marine	3,832	0.4	—	—
Oil, Gas and Consumable Fuels	28,559	2.7	28,604	3.2
Paper and Forest Products	2,000	0.2	2,016	0.2
Pharmaceuticals	13,655	1.3	4,834	0.5
Professional Services	8,321	0.8	6,280	0.7
Real Estate Management and Development	25,329	2.4	25,013	2.8
Road and Rail	11,449	1.1	8,030	0.9
Software	324,355	31.2	291,706	32.7
Specialty Retail	39,767	3.8	48,408	5.4
Textiles, Apparel and Luxury Goods	—	—	2,766	0.3
Total	$1,039,431	100.0%	$891,495	100.0%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2021		As of September 30, 2020
Fair Value:
Airlines	$7,217	0.7%	$7,020	0.8%
Auto Components	665	0.1	655	0.1
Automobiles	32,280	3.1	10,547	1.2
Beverages	5,297	0.5	5,162	0.6
Biotechnology	3,941	0.4	3,885	0.4
Chemicals	3,222	0.3	3,105	0.3
Commercial Services and Supplies	50,338	4.8	30,473	3.4
Containers and Packaging	5,665	0.5	4,233	0.5
Diversified Consumer Services	15,271	1.5	2,525	0.3
Diversified Financial Services	19,494	1.9	20,991	2.4
Electronic Equipment, Instruments and Components	25,128	2.4	20,374	2.3
Food and Staples Retailing	7,494	0.7	6,882	0.8
Food Products	17,599	1.7	403	0.0 *
Healthcare Equipment and Supplies	33,692	3.2	26,171	2.9
Healthcare Providers and Services	88,665	8.4	57,068	6.4
Health Care Technology	57,766	5.4	55,131	6.2
Hotels, Restaurants and Leisure	45,322	4.3	58,146	6.6
Household Durables	1,850	0.2	1,701	0.2
Household Products	1,236	0.1	1,233	0.1
Industrial Conglomerates	8,005	0.8	1,583	0.2
Insurance	47,699	4.5	37,869	4.3
Internet and Catalog Retail	2,320	0.2	2,258	0.2
IT Services	95,274	9.1	101,140	11.4
Leisure Products	2,329	0.2	2,239	0.3
Machinery	8,153	0.8	6,675	0.8
Marine	3,869	0.4	—	—
Oil, Gas and Consumable Fuels	29,084	2.8	28,077	3.2
Paper and Forest Products	2,011	0.2	1,927	0.2
Pharmaceuticals	13,694	1.3	4,878	0.6
Professional Services	8,412	0.8	6,238	0.7
Real Estate Management and Development	25,587	2.4	24,361	2.7
Road and Rail	11,515	1.1	8,166	0.9
Software	330,189	31.4	294,066	33.2
Specialty Retail	40,194	3.8	48,880	5.5
Textiles, Apparel and Luxury Goods	—	—	2,789	0.3
Total	$1,050,477	100.0%	$886,851	100.0%

*	Represents an amount less than 0.1%

GBDC 3 Senior Loan Fund LLC:

On October 2, 2017, the Company agreed to co-invest with RGA Reinsurance Company (“RGA”) primarily in senior secured loans through GBDC 3 Senior Loan Fund LLC (“GBDC 3 SLF”), an unconsolidated Delaware LLC. GBDC 3 SLF was to be capitalized as transactions were completed and all portfolio and investment decisions in respect of GBDC 3 SLF would have been approved by the GBDC 3 SLF investment committee consisting of two representatives of each of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA).

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of March 31, 2021 and September 30, 2020, the Company had $109,375 of LLC equity interest subscriptions to GBDC 3 SLF, none of which were funded as of each March 31, 2021 and September 30, 2020 as GBDC 3 SLF did not commence operations. On April 5, 2021, the Company and RGA each terminated their subscription agreements to invest in senior secured loans through GBDC 3 SLF, following which GBDC 3 SLF was dissolved. GBDC 3 SLF had not yet commenced operations.

Note 6.    Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies.

The outstanding forward currency contracts as of March 31, 2021 and September 30, 2020 were as follows:

As of March 31, 2021
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	$172	$—
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	—	(209)
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	—	(207)
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	—	(234)
Macquarie Bank Limited	£2,985	EUR	$3,740	USD	6/14/2024	109	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	—	(20)
						$281	$(670)

As of September 30, 2020
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	$152	$—
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	43	—
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	—	(77)
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	—	(70)
						$195	$(147)

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

The following table is intended to provide additional information about the effect of the forward foreign currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2021 and September 30, 2020.

As of March 31, 2021
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$281	$(670)	$(389)	$389	$—

As of September 30, 2020
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$195	$(147)	$48	$—	$48

(1)In some instances, the actual collateral pledged may be more than the amount shown due to overcollateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

The impact of derivative transactions for the three and six months ended March 31, 2021 and 2020 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended, March 31,
	2021	2020	2021	2020
Foreign exchange	$—	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended, March 31,
	2021	2020	2021	2020
Foreign exchange	$255	$778	$(437)	$479

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and six months ended March 31, 2021 and 2020:

Average U.S. Dollar notional outstanding	Three months ended March 31,		Six months ended, March 31,
	2021	2020	2021	2020
Forward currency contracts	$18,400	$11,874	$16,623	$11,874

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the three and six months ended March 31, 2021 and 2020. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2021 and September 30, 2020, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2021 and September 30, 2020:

As of March 31, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,035,289	$1,035,289
Equity investments(1)	—	—	15,188	15,188
Money market funds(1)(2)	12,713	—	—	12,713
Forward currency contracts	—	281	—	281
Total assets, at fair value:	$12,713	$281	$1,050,477	$1,063,471
Liabilities, at fair value:
Forward currency contracts	$—	$(670)	$—	$(670)
Total liabilities, at fair value:	$—	$(670)	$—	$(670)

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of September 30, 2020	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$875,642	$875,642
Equity investments(1)	—	—	11,209	11,209
Money market funds(1)(2)	8,705	—	—	8,705
Forward currency contracts	—	195	—	195
Total assets, at fair value:	$8,705	$195	$886,851	$895,751
Liabilities, at fair value:
Forward currency contracts	$—	$(147)	$—	$(147)
Total liabilities, at fair value:	$—	$(147)	$—	$(147)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2021 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2021 was $7,017 and $13,784, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2020 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2020 was $(48,899) and $(46,637), respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three and six months ended March 31, 2021 and 2020:

	For the six months ended March 31, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$875,642	$11,209	$886,851
Net change in unrealized appreciation (depreciation) on investments	13,495	2,195	15,690
Realized gain (loss) on investments	3	561	564
Funding of (proceeds from) revolving loans, net	(833)	—	(833)
Fundings of investments	261,099	2,267	263,366
PIK interest	1,167	—	1,167
Proceeds from principal payments and sales of portfolio investments	(117,899)	(1,044)	(118,943)
Accretion of discounts and amortization of premiums	2,615	—	2,615
Fair value, end of period	$1,035,289	$15,188	$1,050,477

	For the six months ended March 31, 2020
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$610,195	$6,794	$616,989
Net change in unrealized appreciation (depreciation) on investments	(45,734)	(1,016)	(46,750)
Funding of (proceeds from) revolving loans, net	4,989	—	4,989
Fundings of investments	298,691	1,566	300,257
PIK interest	895	—	895
Proceeds from principal payments and sales of portfolio investments	(79,610)	(1)	(79,611)
Accretion of discounts and amortization of premiums	1,672	—	1,672
Fair value, end of period	$791,098	$7,343	$798,441

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2021 and September 30, 2020:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$185,768	Market rate approach	Market interest rate	3.6% - 12.5% (5.5%)
		Market comparable companies	EBITDA multiples	7.5x - 20.0x (15.5x)
	1,029	Market comparable companies	Broker/ Dealer bids or quotes	N/A
One stop loans(2)	$842,026	Market rate approach	Market interest rate	4.8% - 20.5% (7.3%)
		Market comparable companies	EBITDA multiples	6.5x - 27.0x (16.3x)
		Market comparable companies	Revenue multiples	3.5x - 14.0x (7.7x)
Subordinated debt and second lien loans(3)	$6,466	Market rate approach	Market interest rate	6.3% - 12.0% (10.7%)
		Market comparable companies	EBITDA multiples	13.0x - 21.0x (19.7x)
		Market comparable companies	Revenue multiples	4.3x - 12.0x (4.3x)
Equity(4)	$15,188	Market comparable companies	EBITDA multiples	8.0x - 26.2x (16.9x)
			Revenue multiples	4.3x - 14.0x (7.9x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $664,038 and $177,988 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $6,392 and $74 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(4)The Company valued $11,170 and $4,018 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of March 31, 2021 and September 30, 2020.

	As of March 31, 2021		As of September 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$483,324	$483,223	$380,791	$380,791

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2021, the Company’s asset coverage for borrowed amounts was 222.5%.

Debt Securitizations: On March 11, 2021, the Company completed a $398,900 term debt securitization (the “2021 Debt Securitization”). The notes offered in the 2021 Debt Securitization (the “2021 Notes”) were issued by the 2021 issuer, a subsidiary of the 2021 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The 2021 Notes offered in the 2021 Debt Securitization consist of $224,000 of AAA Class A 2021 Notes, which bear interest at the three-month LIBOR plus 1.60%; $28,000 of AA Class B 2021 Notes, which bear interest at the three-month LIBOR plus 1.85%; $36,000 of A Class C-1 2021 Notes, which bear interest at the three-month LIBOR plus 2.80%; $10,000 A Class C-2 2021 Notes, which bear interest at 3.91%; up to $28,000 of BBB- Class D 2021 Notes, which were unfunded on the closing date of the 2021 Debt Securitization and which, if funded, will bear interest at the three-month LIBOR plus a spread set in connection with the funding date but which in no event will be greater than 5.00% (the Class D 2021 Notes, together with the Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes and the Class C-2 2021 Notes are referred to as the "Secured 2021 Notes"); and approximately $100,900 of Subordinated 2021 Notes, which do not bear interest. The Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes, and the Class C-2 2021 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Class D 2021 Notes and Subordinated 2021 Notes. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the March 31, 2021 Consolidated Statement of Financial Condition as debt of the Company.

Through April 15, 2025, all principal collections received on the underlying collateral may be used by the 2021 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2021 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2021 Debt Securitization, allowing the Company to maintain the initial leverage in the 2021 Debt Securitization. The Secured 2021 Notes are due on April 15, 2033. The Subordinated 2021 Notes are due in 2121.

As of March 31, 2021, there were 72 portfolio companies with a total fair value of $392,334 securing the 2021 Notes. The pool of loans in the 2021 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the three and six months ended March 31, 2021 and 2020, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2021 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended, March 31,
	2021	2020	2021	2020
Stated interest expense	$338	$—	$338	$—
Amortization of debt issuance costs	21	—	21	—
Total interest expense	$359	$—	$359	$—
Cash paid for interest expense	$—	$—	$—	$—
Annualized average stated interest rate	2.0%	N/A	2.0%	N/A
Average outstanding balance	$69,533	$—	$34,385	$—

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of March 31, 2021, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and the Class C-2 2021 Notes were as follows:

Description	Class A 2021 Notes	Class B 2021 Notes	Class C-1 2021 Notes	Class C-2 2021 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$224,000	$28,000	$36,000	$10,000
S&P Rating	"AAA"	"AA"	"A"	"A"
Interest Rate	LIBOR + 1.60%	LIBOR + 1.85%	LIBOR + 2.80%	3.91%

Adviser Revolver: On October 2, 2017, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of October 2, 2020. On June 28, 2019, the Company and the Investment Adviser amended the Adviser Revolver to increase the borrowing capacity from $40,000 to $100,000. On August 15, 2019, the Company and the Investment Adviser entered into a second amendment to the Adviser Revolver to increase the borrowing capacity from $100,000 to $125,000. On October 28, 2019, the Company entered into a third amendment to the Adviser Revolver, which decreased the borrowing capacity from $125,000 to $40,000. On October 1, 2020, the Company entered into a fourth amendment to the Adviser Revolver, which extended the maturity date of the Adviser Revolver from October 2, 2020 to September 29, 2023. Other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2021 was 0.1%. As of March 31, 2021 and September 30, 2020, the Company had no outstanding debt under the Adviser Revolver.

For the three and six months ended March 31, 2021 and 2020, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31,		Six months ended, March 31,
	2021	2020	2021		2020
Stated interest expense	$—	$10	$—	*	$17
Cash paid for interest expense	—	11	—	*	270
Annualized average stated interest rate	N/A	1.6%	0.1%		1.7%
Average outstanding balance	$—	$2,418	$56		$1,940

* Represents an amount less than $1.

SB Revolver: On February 4, 2019, the Company entered into a revolving credit agreement (as amended, the “SB Revolver”) with Signature Bank (“SB”), as administrative agent and a lender, which allowed the Company to borrow up to $175,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of February 4, 2021. On April 8, 2019, the Company entered into an amendment to the SB Revolver with SB which increased the borrowing capacity under the SB Revolver to $225,000 from $175,000. Other material terms of the SB Revolver were unchanged. On May 31, 2019, the Company amended the SB Revolver to permit borrowings in foreign currencies. On February 7, 2020, the Company entered into an amendment to the SB Revolver, which increased the borrowing capacity under the SB Revolver to $275,000 from $225,000, and increased the borrowing base against which the Company may borrow through April 7, 2020, after which the borrowing base reverts to the terms applicable to the Company prior to the February 7, 2020. On February 4, 2021, the Company entered into an amendment on the SB Revolver to, among other things, extend the stated maturity to February 4, 2022, amend the interest rate at which borrowings are made, at the Company's election, to either the one-, two- or three-month LIBOR plus 1.70% or the prime rate minus 1.20%, amend the non-usage fee to a rate of 0.25% per annum on the unused portion of the SB Revolver, amend the fee payable if the Company requests to extend the maturity date of the SB Revolver to 0.25% of the commitments under the SB Revolver as of the date the Company receives notice of such extension, including the fee payable in connection with the extension contemplated by the

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

amendment executed on February 4, 2021, and amend the fee payable by the Company if the Company exercises its right to request an increase in the maximum commitments under the SB Revolver upon satisfaction of certain conditions to 0.25% of such increased or new commitment, with each of the extension and commitment fees subject to pro-ration in accordance with the terms of the SB Revolver. As of March 31, 2021, the Company could borrow up to $275,000.

The SB Revolver bears interest at a rate, at the Company’s election, of either the one-, two- or three-month LIBOR plus 1.70% per annum or the prime rate minus 1.20%, as calculated under the SB Revolver. The revolving period under the SB Revolver will continue through February 4, 2022. The SB Revolver is secured by the unfunded commitments of stockholders of the Company, collateral accounts and the proceeds of the foregoing.  In addition to the stated interest rate on the SB Revolver, the Company is required to pay a non-usage fee at a rate of 0.25% per annum on the unused portion of the SB Revolver.

As of March 31, 2021 and September 30, 2020, the Company had outstanding debt under the SB Revolver of $122,783 and $230,484, respectively.

For the three and six months ended March 31, 2021 and 2020, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the SB Revolver were as follows:

	Three months ended March 31,		Six months ended, March 31,
	2021	2020	2021	2020
Stated interest expense	$1,067	$1,424	$2,121	$2,663
Facility fees	22	25	33	56
Amortization of debt issuance costs	197	182	444	277
Total interest expense	$1,286	$1,631	$2,598	$2,996
Cash paid for interest expense	$1,061	$1,270	$2,120	$2,647
Annualized average stated interest rate	1.8%	3.0%	1.8%	3.2%
Average outstanding balance	$239,554	$189,053	$243,047	$166,488

DB Credit Facility: On September 10, 2019 (the “Effective Date”), the Company and GBDC 3 Funding, entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. As of March 31, 2021, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $250,000, subject to leverage and borrowing base restrictions. The period during which GBDC 3 Funding may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through September 10, 2022 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default.

As of March 31, 2021, the DB Credit Facility bears interest at the applicable base rate plus 2.00% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

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

As of March 31, 2021 and September 30, 2020, the Company had outstanding debt under the DB Credit Facility of $62,541 and $150,307, respectively.

For the three and six months ended March 31, 2021 and 2020, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended March 31,		Six months ended, March 31,
	2021	2020	2021	2020
Stated interest expense	$1,017	$1,657	$1,955	$3,336
Facility fees	202	201	418	414
Amortization of debt issuance costs	245	110	453	220
Total interest expense	$1,464	$1,968	$2,826	$3,970
Cash paid for interest expense	$1,169	$2,381	$2,232	$2,381
Annualized average stated interest rate	2.2%	3.7%	2.3%	3.8%
Average outstanding balance	$184,273	$181,982	$173,693	$174,566
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

As of March 31, 2021 and September 30, 2020, the Company had no short-term borrowings. For the three and six months ended March 31, 2021 and 2020, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for short-term borrowings were as follows:

	Three months ended March 31,		Six months ended, March 31,
	2021	2020	2021	2020
Stated interest expense	$—	$27	$—	$155
Cash paid for interest expense	—	59	—	251
Annualized average stated interest rate	N/A	4.3%	N/A	4.9%
Average outstanding balance	$—	$2,489	$—	$6,303

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2020 reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies was $0 and $(189), respectively.

For the three and six months ended March 31, 2021, the average total debt outstanding (including the debt under the Adviser Revolver, SB Revolver, DB Credit Facility and 2021 Debt Securitization) was $493,360 and $451,181, respectively. For the three and six months ended March 31, 2020, the average total debt outstanding (including the debt under the Adviser Revolver, SB Revolver and other short-term borrowings) was $375,941 and $349,295, respectively.

For the three and six months ended March 31, 2021, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 2.6% and 2.6%, respectively. For the three and six months ended March 31, 2020, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 3.9% and 4.1%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2021 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$122,783	$122,783	$—	$—	$—
DB Credit Facility	62,541	—	—	62,541	—
2021 Debt Securitization	298,000	—	—	—	298,000
Total borrowings	$483,324	$122,783	$—	$62,541	$298,000

Note 9. Commitments and Contingencies

Commitments: As of March 31, 2021, the Company had outstanding commitments to fund investments totaling $92,697, including $13,006 of commitments on undrawn revolvers. As of September 30, 2020, the Company had outstanding commitments to fund investments totaling $92,118, including $9,691 on undrawn revolvers. As described in Note 5, the Company had commitments of up to $109,375 to GBDC 3 SLF as of both March 31, 2021 and September 30, 2020 which could be contributed primarily for the purpose of funding new investments approved by the GBDC 3 SLF investment committee. As of March 31, 2021, GBDC 3 SLF has not yet commenced operations. On April 5, 2021, the Company and RGA each terminated their commitments to GBDC 3 SLF, following which GBDC 3 SLF was dissolved.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of March 31, 2021 and September 30, 2020. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Six months ended, March 31,
	2021	2020
Net asset value at beginning of period	$14.97	$15.00
Distributions declared:(2)
From net investment income	(0.94)	(0.55)
From capital gains	0.00	0.00	^
Net investment income	0.55	0.60
Net realized gain (loss) on investment transactions	0.01	0.00	^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.41	(1.41)
Net asset value at end of period	$15.00	$13.64
Total return based on net asset value per share(4)	6.57%	(6.48)%
Number of common shares outstanding	39,578,474.129	33,090,999.162

	Six months ended, March 31,
Listed below are supplemental data and ratios to the financial highlights:	2021	2020
Ratio of net investment income to average net assets*	7.36%	8.07%
Ratio of total expenses to average net assets(5)*	6.15%	7.05%
Ratio of management fee waiver to average net assets*	(0.68)%	(0.68)%
Ratio of incentive fee waiver to average net assets	(0.14)%	(0.04)%
Ratio of net expenses to average net assets (6)*	5.33%	6.33%
Ratio of incentive fees to average net assets	1.01%	0.57%
Ratio of total expenses (without incentive fees) to average net assets*	5.14%	6.48%
Total return based on average net asset value(7)*	13.08%	(14.11)%
Net assets at end of period	$593,677	$451,408
Average debt outstanding	$451,181	$349,295
Average debt outstanding per share	$11.40	$10.56
Portfolio Turnover *	24.32%	21.31%
Asset coverage ratio(8)	222.49%	217.30%
Asset coverage ratio per unit(9)	$2,225	$2,173
Average market value per unit (10):
SB Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A
2021 Debt Securitization	N/A	N/A

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
(5)For the six months ended March 31, 2021, incentive fee is not annualized in the calculation.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

(6)For the six months ended March 31, 2021, incentive fee waived is not annualized in the calculation.
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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the three and six months ended March 31, 2021 and 2020:

	Three months ended March 31,		Six months ended, March 31,
	2021	2020	2021	2020
Earnings available to stockholders	$19,376	$(38,548)	$35,787	$(29,423)
Basic and diluted weighted average shares outstanding	37,728,245	29,851,593	36,578,867	27,861,886
Basic and diluted earnings per share	$0.51	$(1.29)	$0.97	$(1.06)

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2021 and 2020:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the six months ended March 31, 2021
11/20/2020	12/15/2020	12/18/2020	35,388,849.466	$0.4200	$14,864
11/20/2020	01/28/2021	03/11/2021	37,640,060.105	0.1081	4,068
02/05/2021	02/25/2021	05/25/2021	37,640,060.105	0.1493	5,622
02/05/2021	03/26/2021	05/25/2021	39,578,474.129	0.2527	10,003
Total dividends declared for the six months ended March 31, 2021					$34,557

For the six months ended March 31, 2020
08/06/2019	10/18/2019	12/27/2019	24,795,301.540	$0.0974	$2,415
11/22/2019	11/28/2019	12/27/2019	26,881,637.710	0.1310	3,522
11/22/2019	12/20/2019	02/26/2020	29,542,494.081	0.1079	3,188
11/22/2019	01/21/2020	02/26/2020	29,715,740.183	0.0876	2,604
02/04/2020	02/25/2020	05/22/2020	29,715,740.183	0.1280	3,805
Total dividends declared for the six months ended March 31, 2020					$15,534

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the Company’s distributions reinvested during the six months ended March 31, 2021 and 2020 :

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the six months ended March 31, 2021
December 18, 2020	431,254.910	$14.97	$6,455
March 11, 2021	117,853.968	15.00	1,767
	549,108.878		$8,222

For the six months ended March 31, 2020
November 26, 2019	185,724.541	$15.00	$2,786
December 27, 2019	173,246.102	15.00	2,599
February 26, 2020	170,062.979	15.00	2,551
	529,033.622		$7,936
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On April 1, 2021, the Company entered into subscription agreements with additional stockholders totaling $13,715 in the aggregate, and also entered into agreements to extend the commitments under certain subscription agreements with existing stockholders to April 1, 2022 totaling $1,350 and had commitment expirations of $2,503.

On April 5, 2021, the Company and RGA each terminated their subscription agreements to invest in senior secured loans through GBDC 3 SLF, following which GBDC 3 SLF was dissolved. GBDC 3 SLF had not yet commenced operations.

On May 7, 2021, the Company notified stockholders of a capital call due on May 17, 2021. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	5/17/2021	1,870,328.048	$15.00	$28,055

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

On February 5, 2021 and May 7, 2021, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 29, 2021	July 26, 2021	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2021 through April 30, 2021 per share
May 28, 2021	July 26, 2021	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2021 through May 31, 2021 per share
June 25, 2021	July 26, 2021	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2021 through June 30, 2021 per share
July 19, 2021	September 27, 2021	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2021 through July 31, 2021 per share

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
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets, including changes from the impact of the COVID-19 pandemic;
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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $35.0 billion in capital under management as of March 31, 2021, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, which was reapproved by our board of directors on May 7, 2021, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2021 and September 30, 2020, our portfolio at fair value was comprised of the following:

	As of March 31, 2021		As of September 30, 2020
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$186,797	17.8%	$175,635	19.8%
One stop	842,026	80.2	695,156	78.4
Second lien	6,392	0.6	4,805	0.5
Subordinated debt	74	0.0 *	46	0.0 *
Equity	15,188	1.4	11,209	1.3
Total	$1,050,477	100.0%	$886,851	100.0%

*Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2021 and September 30, 2020, one stop loans included $178.0 million and $162.5 million, respectively, of late stage lending loans at fair value.

As of March 31, 2021 and September 30, 2020, we had debt and equity investments in 158 and 147 portfolio companies, respectively. The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended March 31, 2021, the three months ended December 31, 2020, the three months ended March 31, 2020 and the six months ended March 31, 2021 and 2020:

	Three months ended,			Six months ended,
	March 31, 2021	December 31, 2020	March 31, 2020	March 31, 2021	March 31, 2020
Weighted average income yield(1)*	7.2%	7.2%	7.8%	7.2%	7.9%
Weighted average investment income yield(2)*	7.7%	7.7%	8.3%	7.7%	8.3%
Total return based on average net asset value(3) *	13.9%	12.2%	(34.7)%	13.1%	(14.1)%
Total return based on net asset value per share(4)	3.4%	3.1%	(7.9)%	6.6%	(6.5)%

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
As of March 31, 2021, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 9.14% for stockholders taken as a whole. For the six months ended March 31, 2021 and 2020, GBDC 3 earned a fiscal year-to-date IRR of 13.87% and (13.70)%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders' net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

GC Advisors, as collateral manager for Golub Capital BDC 3 CLO 1 LLC, or the 2021 Issuer, under a collateral management agreement, or the 2021 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2021 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2021 Collateral Management Agreement, the term “collection period” refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

Collateral management fees are paid directly by the 2021 Issuer and are offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2021 Issuer paid Deutsche Bank AG, New York Branch, structuring and placement fees for its services in connection with the structuring of the 2021 Debt Securitization (as defined in Note 8 of our consolidated financial statements). Term debt securitizations are also known as collateralized loan obligations, or CLOs, and are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2021 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2021 Debt Securitization.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

COVID-19 Pandemic

The rapid spread of COVID-19, which was identified as a global pandemic by the World Health Organization in 2020, resulted in governmental authorities imposing restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, healthcare facilities, fitness clubs and manufacturing facilities and factories in affected jurisdictions. While several countries, as well as certain states in the United States, have lifted or reduced certain travel restrictions, business closures and other quarantine measures and recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. In early 2021, COVID-19 vaccines started to be administered to high-risk adults and essential workers across the United States and eligibility to receive the vaccine has since expanded to all adults in most states. Although we believe the growing number of vaccinated adults is promising for continued reductions of travel restrictions and other quarantine measures, we are unable to predict the duration of business and supply chain disruptions, the extent to which COVID-19 will continue to affect our portfolio companies’ operating results or the impact COVID-19 may have on our results of operations and financial condition.

We continue to experience reversal of the unrealized depreciation recognized during the three months ended March 31, 2020 as portfolio companies generally performed better than expected, especially those in COVID-impacted sub-sectors, and private equity sponsors have generally stepped up to support their portfolio companies. We and GC Advisors continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and future recommendations from such authorities may further impact our business operations and financial results. Due to the resurgence of COVID-19 and the threat of new variants of COVID-19, we remain cautious and concerned about the on-going impacts to the U.S. economy from COVID-19, but the positive trends identified above contributed to strong financial results for the three months ended March 31, 2021.

Recent Developments
On April 1, 2021, we entered into subscription agreements with additional stockholders totaling $13.7 million in the aggregate. We also entered into agreements to extend the commitments under certain subscription agreements with existing stockholders to April 1, 2022 totaling $1.4 million and had commitment expirations of $2.5 million.

On April 5, 2021, we terminated our subscription agreement with RGA Reinsurance Company, or RGA, to invest in senior secured loans through GBDC 3 Senior Loan Fund LLC, or GBDC 3 SLF, following which GBDC 3 SLF was dissolved. GBDC 3 SLF had not yet commenced operations.

On May 7, 2021, we notified stockholders of a capital call due on May 17, 2021. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds (in thousands)
Issuance of Shares	5/17/2021	1,870,328.048	$15.00	$28,055

On February 5, 2021 and May 7, 2021, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 29, 2021	July 26, 2021	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period April 1, 2021 through April 30, 2021 per share
May 28, 2021	July 26, 2021	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2021 through May 31, 2021 per share
June 25, 2021	July 26, 2021	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2021 through June 30, 2021 per share
July 19, 2021	September 27, 2021	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2021 through July 31, 2021 per share

Consolidated Results of Operations

In accordance with SEC Release No. 33-10890 permitting early adoption of certain amendments to Item 303 of Regulation S-K, we have elected the option to present our financial results for the quarter ended March 31, 2021 compared to the quarter ended December 31, 2020. We believe this comparison will provide a more meaningful analysis of our business as our results are largely driven by market changes, not seasonal business activity. For this interim report, we have also presented our analysis for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 as has been our normal course of reporting. For future reports, we intend to present our analysis for the reporting quarter compared to the immediately preceding quarter. Our Quarterly Report on Form 10-Q for the period ended December 31, 2020, includes our financial results for the three months ended December 31, 2020.

Consolidated operating results for the three months ended March 31, 2021, the three months ended December 31, 2020, the three months ended March 31, 2020 and the six months ended March 31, 2021 and 2020 are as follows:

	Three months ended,				Variances	Variances	Six months ended,		Variances
	March 31, 2021		December 31, 2020	March 31, 2020	March 31, 2021 vs. December 31, 2020	March 31, 2021 vs. March 31, 2020	March 31, 2021	March 31, 2020	2021 vs. 2020
	(In thousands)						(In thousands)
Interest income	$17,719		$16,114	$15,448	$1,605	$2,271	$33,833	$29,260	$4,573
Accretion of discounts and amortization of premiums	1,359		1,256	973	103	386	2,615	1,672	943
Dividend income	10		39	2	(29)	8	49	4	45
Fee income	238		361	132	(123)	106	599	181	418
Total investment income	19,326	—	17,770	16,555	1,556	2,771	37,096	31,117	5,979
Net expenses	9,354		7,601	6,780	1,753	2,574	16,955	14,289	2,666
Net investment income	9,972		10,169	9,775	(197)	197	20,141	16,828	3,313
Net realized gain (loss) on investment transactions	177		299	(2)	(122)	179	476	(13)	489
Net change in unrealized appreciation (depreciation) on investment transactions	9,227		5,943	(48,321)	3,284	57,548	15,170	(46,238)	61,408
Net increase (decrease) in net assets resulting from operations	$19,376	0	$16,411	$(38,548)	$4,718	$57,924	$35,787	$(29,423)	$65,210
Average earning portfolio company investments, at fair value	$1,018,472		$909,042	$801,775	$109,430	$216,697	$960,902	$746,100	$214,802

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from March 31, 2020 to March 31, 2021. As a result, quarterly and year-to-date comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended December 31, 2020 to the three months ended March 31, 2021 by $1.6 million, primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our debt investment portfolio for the period, of $109.4 million.

Investment income increased from the three and six months ended March 31, 2020 to the three and six months ended March 31, 2021 by $2.8 million and $6.0 million, respectively, primarily as a result of an increase in the average earning debt investments balance of $216.7 million and $214.8 million, respectively. The increase in investment income was partially offset by a decrease in LIBOR. As of March 31, 2020, 3-month LIBOR was 1.5% compared to 0.2% as of March 31, 2021.

The annualized income yield by debt security type for the three months ended March 31, 2021, the three months ended December 31, 2020, the three months ended March 31, 2020 and the six months ended March 31, 2021 and 2020 was as follows:

	Three months ended,			Six months ended,
	March 31, 2021	December 31, 2020	March 31, 2020	March 31, 2021	March 31, 2020
Senior secured	5.6%	5.6%	6.5%	5.6%	6.6%
One stop	7.5%	7.5%	7.9%	7.5%	8.1%
Second lien	10.8%	11.0%	12.1%	10.9%	12.2%
Subordinated debt	3.2%	3.3%	4.2%	3.3%	4.3%

Income yields on one stop and senior secured loans stayed consistent from the three months ended December 31, 2020 to the three months ended March 31, 2021.

Income yields on one stop and senior secured loans decreased for the three and six months ended March 31, 2021 as compared to the three and six months ended March 31, 2020 primarily due to a decrease in the average LIBOR for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020. Our loan portfolio is largely insulated from a drop in LIBOR below approximately 1.0% as approximately 90.0% of the loan portfolio at fair value is subject to a LIBOR floor. As of March 31, 2021, the weighted average LIBOR floor of our loans at fair value was 1.01%. As of March 31, 2021, we have four second lien and two subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2021, the three months ended December 31, 2020, the three months ended March 31, 2020 and the six months ended March 31, 2021 and 2020:

	Three months ended,			Variances	Variances	Six months ended,		Variances
	March 31, 2021	December 31, 2020	March 31, 2020	March 31, 2021 vs. December 31, 2020	March 31, 2021 vs. March 31, 2020	March 31, 2021	March 31, 2020	2021 vs. 2020
	(In thousands)					(In thousands)
Interest and facility fee expenses	$2,646	$2,219	$3,343	$427	$(697)	$4,865	$6,640	$(1,775)
Amortization of debt issuance costs	463	455	292	8	171	918	497	421
Base management fee, net of waiver	2,571	2,422	2,034	149	537	4,993	3,777	1,216
Income incentive fee, net of waiver	1,942	1,794	1,536	148	406	3,736	2,853	883
Capital gain incentive fee accrued under GAAP, net of waiver	1,028	—	(1,071)	1,028	2,099	1,028	(663)	1,691
Professional fees	234	307	267	(73)	(33)	541	516	25
Administrative service fee	392	344	302	48	90	736	577	159
General and administrative expenses	78	60	77	18	1	138	92	46
Net expenses	$9,354	$7,601	$6,780	$1,753	$2,574	$16,955	$14,289	$2,666
Average debt outstanding	$493,360	$410,011	$375,941	$83,349	$117,419	$451,181	$349,295	$101,886

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, slightly increased by $0.4 million from the three months ended December 31, 2020 to the three months ended March 31, 2021, primarily due to an increase in the weighted average cost of debt as a result of the 2021 Debt Securitization coupled with the increase in average debt outstanding during the period of $0.1 million.

Interest and other debt financing expenses, including amortization of debt issuance costs, decreased by $0.5 million and $1.4 million, respectively, from the three and six months ended March 31, 2020 to the three and six months ended March 31, 2021 primarily due to a decrease in LIBOR on our floating rate facilities, partially offset by an increase in average debt outstanding of $117.4 million and $101.9 million for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020, respectively. For more information about our outstanding borrowings for the three and six months ended March 31, 2021 and 2020, including the terms thereof, see Note 8. Borrowings in the notes to our consolidated financial statements and the "Liquidity and Capital Resources" section below.

For the three and six months ended March 31, 2021, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 2.6% and 2.6%, respectively. For the three and six months ended March 31, 2020, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the our total debt was 3.9% and 4.1%, respectively. The decrease in the effective average interest rate for the three and six months ended March 31, 2021 compared to the three and six months ended March 31, 2020 was primarily due to a lower average LIBOR on our floating rate debt. For the three months ended December 31, 2020, the effective average interest rate, which includes amortization of debt issuance costs and non-usage fees, on our total debt was 2.6%.

Management Fees

The base management fee increased as a result of an increase in average assets from the three months ended December 31, 2020 to the three months ended March 31, 2021.

The base management fee increased as a result of increases in average assets from the three and six months ended March 31, 2020 to three and six months ended March 31, 2021.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.1 million from the three months ended December 31, 2020 to the three months ended March 31, 2021, primarily due to an increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements). The Income Incentive Fee increased by $0.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, and $0.9 million for the six months ended March 31, 2021 compared to the six months ended March 31, 2020, primarily as a result of an increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements).

In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. We recorded an accrual for the capital gain incentive fee under GAAP, net of waiver, of $1.0 million for each of the three and six months ended March 31, 2021. We recorded a reversal for the capital gain incentive fee under GAAP, net of waiver, of $1.1 million and $0.8 million, respectively, for the three and six months ended March 31, 2020. For the three months ended December 31, 2020, we did not record a reversal for the capital gain incentive fee under GAAP, nor did we record an accrual for the capital gain incentive fee under GAAP. The reversal for the three and six months ended March 31, 2020 was primarily due to an increase in unrealized depreciation in the fair value of the majority of our portfolio company investments due to immediate adverse economic effects of the COVID-19 pandemic. We have continued to experience a reversal of the unrealized depreciation recognized during the three months ended March 31, 2020 as portfolio companies have generally performed better than expected and credit market conditions beginning to recover from the COVID-19 pandemic. During the three months ended March 31, 2021, primarily due to continued reversal of unrealized depreciation recognized during the three months ended March 31, 2020, the fair value of our investments exceeded cost and we were required to record an accrual for capital gain incentive fee under GAAP. As of March 31, 2021, the cumulative capital gain incentive fee accrual calculated in accordance with GAAP, net of waiver, was $1.0 million. As of each of March 31, 2021 and September 30, 2020, no Capital Gain Incentive Fee was payable pursuant to the Investment Advisory Agreement for each period. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses remained relatively flat for the three months ended December 31, 2020 compared to the three months ended March 31, 2021. In total, professional fees, the administrative service fee, and general and administrative expenses also remained relatively flat from the three and six months ended March 31, 2020 to the three and six months ended March 31, 2021. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2021 were $0.2 million and $0.4 million, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2020 were $0.2 million and $0.4 million, respectively. For the three months ended December 31, 2020, $0.2 million of expenses were reimbursed to the Administrator.

As of March 31, 2021 and September 30, 2020, included in accounts payable and accrued expenses were $0.2 million and $0.2 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2021, the three months ended December 31, 2020, the three months ended March 31, 2020 and the six months ended March 31, 2021 and 2020:

	Three months ended,			Variances	Variances	Six months ended,		Variances
	March 31, 2021	December 31, 2020	March 31, 2020	March 31, 2021 vs. December 31, 2020	March 31, 2021 vs. March 31, 2020	March 31, 2021	March 31, 2020	2021 vs. 2020
	(In thousands)					(In thousands)
Net realized gain (loss) from investments	$275	$289	$(1)	$(14)	$276	$564	$—	$564
Net realized gain (loss) from foreign currency transactions	(98)	10	(1)	$(108)	(97)	(88)	(13)	(75)
Net realized gain (loss) on investment transactions	$177	$299	$(2)	$(122)	$179	$476	$(13)	$489
Unrealized appreciation from investments	11,148	10,395	46	753	11,102	18,341	466	17,875
Unrealized (depreciation) from investments	(2,187)	(3,666)	(49,367)	1,479	47,180	(2,651)	(47,216)	44,565
Unrealized appreciation (depreciation) from forward currency contracts	255	(692)	778	947	(523)	(437)	479	(916)
Unrealized appreciation (depreciation) on foreign currency translation	11	(94)	222	105	(211)	(83)	33	(116)
Net change in unrealized appreciation (depreciation) on investment transactions	$9,227	$5,943	$(48,321)	$3,284	$57,548	$15,170	$(46,238)	$61,408

During the three and six months ended March 31, 2021, we had a net realized gain on investment transactions of $0.2 million and $0.5 million, respectively, primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies, partially offset by realized losses from foreign currency transactions.

During the three months ended December 31, 2020, we had a net realized gain on investment transactions of $0.3 million primarily due to realized gains on the sales of equity investments.

For each of the three and six months ended March 31, 2020, we had a net realized loss on investment transactions of less than $0.1 million.

For the three months ended March 31, 2021, we had $11.1 million in unrealized appreciation on 104 portfolio company investments, which was partially offset by $2.2 million in unrealized depreciation on 68 portfolio company investments. For the six months ended March 31, 2021, we had $18.3 million in unrealized appreciation on 118 portfolio company investments, which was offset by $2.7 million in unrealized depreciation on 54 portfolio company investments. Unrealized appreciation for the three and six months ended March 31, 2021 primarily resulted from better than expected performance of our portfolio companies and continued reversal of depreciation recognized during the three months ended March 31, 2020 due to the COVID-19 pandemic. Unrealized depreciation for the three and six months ended March 31, 2021 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the three and six months ended March 31, 2021.

For the three months ended December 31, 2020, we had $10.4 million in unrealized appreciation on 91 portfolio company investments, which was offset by $3.7 million in unrealized depreciation on 69 portfolio company investments. Unrealized appreciation for the three months ended December 31, 2020 primarily resulted from better than expected performance of our portfolio companies and credit market conditions beginning to recover from the COVID-19 pandemic. Unrealized depreciation for the three months ended December 31, 2020 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the three months ended December 31, 2020.

For the three months ended March 31, 2020, we had less than $0.1 million in unrealized appreciation on 5 portfolio company investments, which was offset by $49.4 million in unrealized depreciation on 142 portfolio company investments. For the six months ended March 31, 2020, we had $0.5 million in unrealized appreciation on 7 portfolio company investments, which was offset by $47.2 million in unrealized depreciation on 140 portfolio company investments. Unrealized depreciation for the three and six months ended March 31, 2020 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact at the time, and increases in the spread between the yields realized on risk-free and higher risk securities.

Liquidity and Capital Resources

For the six months ended March 31, 2021, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $18.1 million. During the period we used $125.0 million in operating activities, primarily as a result of fundings of portfolio investments of $263.4 million, partially offset by proceeds from principal payments and sales of portfolio investments of $118.9 million. During the same period, cash provided by financing activities was $143.1 million, primarily driven by borrowings on debt of $523.9 million and proceeds from the issuance of common shares of $54.6 million, that were partially offset by repayments of debt of $421.4 million and distributions paid of $10.7 million.

For the six months ended March 31, 2020, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $16.5 million. During the period we used $209.5 million in operating activities, primarily as a result of fundings of portfolio investments of $300.3 million, partially offset by proceeds from principal payments and sales of portfolio investments of $79.6 million. During the same period, cash provided by financing activities was $226.1 million, primarily driven by borrowings on debt of $491.1 million, proceeds from short-term borrowings of $21.3 million and proceeds from the issuance of common shares of $141.1 million that were partially offset by repayments of debt of $378.8 million, repayments on short-term borrowings of $37.7 million and distributions paid of $10.2 million.

As of March 31, 2021 and September 30, 2020, we had cash and cash equivalents of $14.9 million and $11.9 million, respectively. In addition, as of March 31, 2021 and September 30, 2020, we had foreign currencies of $0.3 million and $0.1 million, respectively, restricted cash and cash equivalents of $27.2 million and $12.4 million, respectively, and restricted foreign currencies of $0.2 million and less than $0.1 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on our credit facilities and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of March 31, 2021 and September 30, 2020, we had investor capital subscriptions totaling $925.6 million and $921.8 million, respectively, of which $562.0 million and $507.4 million, respectively, had been called and contributed, leaving $363.7 million and $414.4 million of uncalled investor capital subscriptions, respectively.

This "Liquidity and Capital Resources" section should be read in conjunction with the "COVID-19 Pandemic" section above.

Revolving Credit Facilities

SB Revolver - As of March 31, 2021 and September 30, 2020, we had $122.8 million and $230.5 million outstanding on the SB Revolver, respectively. As of March 31, 2021 and September 30, 2020, subject to leverage and borrowing base restrictions, we had approximately $152.2 million and $44.5 million of remaining commitments, respectively, and $150.0 million and $44.5 million of availability on the SB Revolver.

DB Credit Facility - As of March 31, 2021 and September 30, 2020, the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) allowed GBDC 3 Funding LLC, or GBDC 3 Funding, to borrow up to $250.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2021 and September 30, 2020, we had $62.5 million and $150.3 million outstanding under the DB Credit Facility, respectively. As of March 31, 2021 and September 30, 2020, subject to leverage and borrowing base restrictions, we had approximately $187.5 million and $99.7 million of remaining commitments, respectively, and $187.5 million and $99.7 million of availability on the DB Credit Facility, respectively.

Adviser Revolver - As of March 31, 2021 and September 30, 2020, we were permitted to borrow up $40.0 million at any one time outstanding under the Adviser Revolver (as defined in Note 8 of our consolidated financial statements). As of March 31, 2021 and September 30, 2020, we had no borrowings outstanding under the Adviser Revolver.

Debt Securitizations

2021 Debt Securitization - On March 11, 2021, we completed the 2021 Debt Securitization. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the March 31, 2021 Consolidated Statement of Financial Condition as our debt, and the Class D and Subordinated 2021 Notes were eliminated in consolidation. As of March 31, 2021, we had outstanding debt under the 2021 Debt Securitization of $298.0 million.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of March 31, 2021, our asset coverage for borrowed amounts was 222.5%.

As of March 31, 2021, we had outstanding commitments to fund investments totaling $92.7 million, including $13.0 million of commitments on undrawn revolvers. As of September 30, 2020, we had outstanding commitments to fund investments totaling $92.1 million, including $9.7 million of commitments on undrawn revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2021 and September 30, 2020, respectively, subject to the terms of each loan’s respective credit agreement. As of March 31, 2021, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our SB Revolver, DB Credit Facility and Adviser Revolver, ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2021 and September 30, 2020, we had investments in 158 and 147 portfolio companies, respectively, with a total fair value of $1.1 billion and $886.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2021, the three months ended December 31, 2020, the three months ended March 31, 2020 and the six months ended March 31, 2021 and 2020:

	Three months ended,						Six months ended,
	March 31, 2021		December 31, 2020		March 31, 2020		March 31, 2021		March 31, 2020
	(In Thousands)	Percentage	(In Thousands)	Percentage	(In Thousands)	Percentage	(In Thousands)	Percentage	(In Thousands)	Percentage
Senior secured	$24,616	21.2%	$14,595	8.3%	$28,884	21.6%	$39,211	13.4%	$59,896	17.0%
One stop	90,863	78.4	158,009	90.0	104,142	78.1	248,872	85.4	290,539	82.5
Second Lien	—	—	1,356	0.8	—	—	1,356	0.5	—	—
Subordinated debt	—	—	—	—	20	0.0 *	—	—	55	0.0 *
Equity	436	0.4	1,669	0.9	369	0.3	2,105	0.7	1,565	0.5
Total new investment commitments	$115,915	100.0%	$175,629	100.0%	$133,415	100.0%	$291,544	100.0%	$352,055	100.0%

* Represents an amount less than 0.1%
For the six months ended March 31, 2021 and 2020, we had approximately $118.9 million and $79.6 million, respectively, in proceeds from principal payments and sales of equity investments in portfolio companies.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2021 (1)			As of September 30, 2020 (2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$187,610	$185,731	$186,797	$178,191	$176,117	$175,635
Non-accrual(3)	—	—	—	—	—	—
One stop:
Performing	846,657	836,423	842,026	710,463	701,468	695,156
Non-accrual(3)	—	—	—	—	—	—
Second lien:
Performing	6,401	6,318	6,392	4,806	4,734	4,805
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	37	36	74	37	36	46
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	10,923	15,188	N/A	9,140	11,209
Total	$1,040,705	$1,039,431	$1,050,477	$893,497	$891,495	$886,851

(1)As of March 31, 2021, $92.0 million and $91.1 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
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
As of March 31, 2021 and September 30, 2020, we had no loans on non-accrual status. As of March 31, 2021 and September 30, 2020, the fair value of our debt investments as a percentage of the outstanding principal value was 99.5% and 98.0%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated three months ended March 31, 2021, the three months ended December 31, 2020, the three months ended March 31, 2020 and the six months ended March 31, 2021 and 2020:

	Three months ended,			Six months ended,
	March 31, 2021	December 31, 2020	March 31, 2020	March 31, 2021	March 31, 2020
Weighted average rate of new investment fundings	6.5%	7.1%	7.8%	6.9%	7.6%
Weighted average spread over LIBOR of new floating rate investment fundings	5.5%	6.1%	5.2%	5.8%	5.3%
Weighted average fees of new investment fundings	1.1%	1.1%	1.3%	1.1%	1.4%
Weighted average rate of sales and payoffs of portfolio investments	6.6%	6.6%	7.7%	6.6%	7.7%

As of March 31, 2021, 90.0% of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2020, 86.6% of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2021 and September 30, 2020, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $38.6 million and $34.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2021 and September 30, 2020:

	As of March 31, 2021		As of September 30, 2020
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$122,223	11.6%	$19,794	2.2%
4	867,952	82.6	758,379	85.6
3	60,267	5.8	108,572	12.2
2	35	0.0 *	106	0.0 *
1	—	—	—	—
Total	$1,050,477	100.0%	$886,851	100.0%

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

•GC Advisors serves as collateral manager to the 2021 Issuer under the 2021 Collateral Management Agreement. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.
•As of March 31, 2021, GCOP LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $23.0 million. As of March 31, 2021, we have issued 702,943.380 shares of our common stock to GCOP LLC in exchange for aggregate capital contributions totaling $10.5 million. We have also issued 68,284.103 shares to GCOP LLC through the DRIP.
•As of March 31, 2021, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by GC Advisors, had an aggregate commitment to us of $27.5 million. As of March 31, 2021, we have issued 1,834,523.315 shares of our common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27.5 million.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2021 and 2020. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of March 31, 2021 and September 30, 2020, with the exception of money market funds included in cash and cash equivalents and restrictive cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of March 31, 2021 and September 30, 2020, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and six months ended March 31, 2021 and 2020, we did not incur any U.S federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of each of March 31, 2021 and September 30, 2020, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01%. The SB Revolver has a floating interest rate provision based on the one-month, two-month, or three-month LIBOR + 1.50%, the DB Credit Facility has a floating interest rate provision equal to three-month LIBOR + 2.00% and the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. In addition, the Class A, B, and C-1 2021 Notes issued in connection with the 2021 Debt Securitization have floating rate interest provisions based on three-month LIBOR that resets quarterly. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

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

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of March 31, 2021 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(247)	$(1,183)	$936
Up 50 basis points	493	2,367	(1,874)
Up 100 basis points	10,091	4,733	5,358
Up 150 basis points	15,138	7,100	8,038
Up 200 basis points	20,316	9,466	10,850

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2021, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SB Revolver, the DB Credit Facility, the Adviser Revolver, the 2021 Debt Securitization or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2021 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the six months ended March 31, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2020.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Fourth Amendment, dated as of February 4, 2021, to Revolving Credit and Security Agreement, entered into by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC, as borrowers, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on February 5, 2021).
10.2	Note Purchase Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc. and Golub Capital BDC 3 CLO 1 LLC, as borrowers, and Deutsche Bank Securities, Inc., as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.3	Indenture, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc. and Golub Capital BDC 3 CLO 1 LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.4	Collateral Management Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3 , Inc. and Golub Capital BDC 3 CLO 1 LLC, as Issuer and GC Advisors LLC, as Collateral Manager (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.5	Master Loan Sale Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc., as Seller, GC Advisors LLC, as Closing Date Seller, Golub Capital BDC 3 CLO 1 LLC, as Buyer and GBDC 3 Funding LLC, as Warehouse Buyer (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.6	Master Loan Sale Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc., as Seller, Golub Capital BDC 3 CLO 1 Depositor LLC, as Intermediate Seller, and Golub Capital BDC 3 CLO 1 LLC, as Buyer (Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: May 14, 2021	By:	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Ross A. Teune
Ross. A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)