Form 10-Q
period 2021-06-30
Golub Capital BDC 3, Inc.
filed 2021-08-13
CIK 1715268

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 13, 2021, the Registrant had 46,668,670.494 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2021	September 30, 2020
	(unaudited)
Assets
Investments at fair value (amortized cost of $1,161,827 and $891,495, respectively)	$1,177,327	$886,851
Cash and cash equivalents	16,309	11,913
Foreign currencies (cost of $597 and $139, respectively)	598	139
Restricted cash and cash equivalents	20,342	12,415
Restricted foreign currencies (cost of $1,214 and $46, respectively)	1,177	46
Cash collateral held at broker for forward currency contracts	1,450	450
Unrealized appreciation on forward currency contracts	—	48
Interest receivable	4,033	3,134
Receivable from investments sold	—	64
Capital call receivable	182	10
Other assets	—	46
Total Assets	$1,221,418	$915,116
Liabilities
Debt	$538,005	$380,791
Less unamortized debt issuance costs	3,222	1,191
Debt less unamortized debt issuance costs	534,783	379,600
Unrealized depreciation on forward currency contracts	487	—
Interest payable	2,736	1,160
Distributions payable	15,344	—
Management and incentive fees payable	6,606	3,889
Accounts payable and accrued expenses	1,223	850
Total Liabilities	561,179	385,499
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2021 and September 30, 2020	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 44,015,937.428 and 35,388,849.466 shares issued and outstanding as of June 30, 2021 and September 30, 2020, respectively	44	35
Paid in capital in excess of par	659,321	529,938
Distributable earnings (losses)	874	(356)
Total Net Assets	660,239	529,617
Total Liabilities and Total Net Assets	$1,221,418	$915,116
Number of common shares outstanding	44,015,937.428	35,388,849.466
Net asset value per common share	$15.00	$14.97

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Investment income
Interest income	$20,046	$15,953	$56,494	$46,885
Dividend income	16	—	65	4
Fee income	337	150	936	331
Total investment income	20,399	16,103	57,495	47,220
Expenses
Interest and other debt financing expenses	3,463	2,679	9,246	9,816
Base management fee	3,793	2,836	10,658	8,029
Incentive fee	3,055	(15)	8,589	2,344
Professional fees	233	221	774	737
Administrative service fee	483	309	1,219	886
General and administrative expenses	128	14	266	106
Total expenses	11,155	6,044	30,752	21,918
Base management fee waived (Note 4)	(1,034)	(774)	(2,906)	(2,190)
Incentive fee waived (Note 4)	(317)	(245)	(1,087)	(414)
Net expenses	9,804	5,025	26,759	19,314
Net investment income	10,595	11,078	30,736	27,906
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	448	(1)	1,012	(1)
Foreign currency transactions	(175)	26	(263)	13
Net realized gain (loss) on investment transactions	273	25	749	12
Net change in unrealized appreciation (depreciation) from:
Investments	4,454	26,765	20,144	(19,985)
Forward currency contracts	(98)	(210)	(535)	269
Translation of assets and liabilities in foreign currencies	120	(42)	37	(9)
Net change in unrealized appreciation (depreciation) on investment transactions	4,476	26,513	19,646	(19,725)
Net gain (loss) on investment transactions	4,749	26,538	20,395	(19,713)
Net increase (decrease) in net assets resulting from operations	$15,344	$37,616	$51,131	$8,193
Per Common Share Data
Basic and diluted earnings per common share	$0.37	$1.13	$1.34	$0.28
Basic and diluted weighted average common shares outstanding	40,825,943	33,145,177	37,994,559	29,616,555

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2019	22,894,689.911	$23	$343,396	$1	$343,420
Issuance of common stock	9,667,275.629	9	145,000	—	145,009
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	27,906	27,906
Net realized gain (loss) on investment transactions	—	—	—	12	12
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(19,725)	(19,725)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	652,288.521	1	9,616	—	9,617
Distributions from distributable earnings (losses)	—	—	—	(11,729)	(11,729)
Distributions declared and payable	—	—	—	(6,848)	(6,848)
Total increase (decrease) for the nine months ended June 30, 2020	10,319,564.150	10	154,616	(10,384)	144,242
Balance at June 30, 2020	33,214,254.061	$33	$498,012	$(10,383)	$487,662
Balance at March 31, 2020	33,090,999.162	$33	$496,331	$(44,956)	$451,408
Issuance of common stock	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	11,078	11,078
Net realized gain (loss) on investment transactions	—	—	—	25	25
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	26,513	26,513
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	123,254.899	—	1,681	—	1,681
Distributions from distributable earnings (losses)	—	—	—	—	—
Distributions declared and payable	—	—	—	(3,043)	(3,043)
Total increase (decrease) for the three months ended June 30, 2020	123,254.899	—	1,681	34,573	36,254
Balance at June 30, 2020	33,214,254.061	$33	$498,012	$(10,383)	$487,662
Balance at September 30, 2020	35,388,849.466	$35	$529,938	$(356)	$529,617
Issuance of common stock	7,631,077.912	8	114,459	—	114,467
Repurchase of common stock	(2,810.818)	—	(42)	—	(42)
Net increase in net assets resulting from operations:
Net investment income	—	—	—	30,736	30,736
Net realized gain (loss) on investment transactions	—	—	—	749	749
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	19,646	19,646
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	998,820.868	1	14,966	—	14,967
Distributions from distributable earnings (losses)	—	—	—	(34,557)	(34,557)
Distributions declared and payable	—	—	—	(15,344)	(15,344)
Total increase for the nine months ended June 30, 2021	8,627,087.962	9	129,383	1,230	130,622
Balance at June 30, 2021	44,015,937.428	$44	$659,321	$874	$660,239
Balance at March 31, 2021	39,578,474.129	$40	$592,763	$874	$593,677
Issuance of common stock	3,989,957.800	4	59,846		59,850
Repurchase of common stock	(2,206.491)	—	(33)	—	(33)
Net increase in net assets resulting from operations:
Net investment income	—	—	—	10,595	10,595
Net realized gain (loss) on investment transactions	—	—	—	273	273
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	4,476	4,476
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	449,711.990	—	6,745	—	6,745
Distributions from distributable earnings (losses)	—	—	—	—	—
Distributions declared and payable	—	—	—	(15,344)	(15,344)
Total increase for the three months ended June 30, 2021	4,437,463.299	4	66,558	—	66,562
Balance at June 30, 2021	44,015,937.428	$44	$659,321	$874	$660,239

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$51,131	$8,193
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	1,435	840
Accretion of discounts and amortization of premiums	(3,907)	(2,500)
Net realized (gain) loss on investments	(1,012)	1
Net realized (gain) loss on foreign currency transactions	263	(13)
Net change in unrealized (appreciation) depreciation on investments	(20,144)	19,985
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(37)	9
Net change in unrealized (appreciation) depreciation on forward currency contracts	535	(269)
Proceeds from (fundings of) revolving loans, net	1,042	(3,519)
Fundings of investments	(460,985)	(340,982)
Proceeds from principal payments and sales of portfolio investments	196,383	96,723
PIK interest	(1,853)	(1,267)
Changes in operating assets and liabilities:
Cash collateral held at broker for forward currency contracts	(1,000)	—
Interest receivable	(899)	(1,023)
Receivable from investments sold	64	—
Due from Investment Adviser (Note 4)	—	(1,536)
Other assets	46	85
Interest payable	1,576	359
Management and incentive fees payable	2,717	22
Payable for investments purchased	—	1,398
Accounts payable and accrued expenses	373	217
Accrued trustee fees	—	(12)
Net cash provided by (used in) operating activities	(234,272)	(223,289)
Cash flows from financing activities
Borrowings on debt	636,432	532,299
Repayments of debt	(479,290)	(422,499)
Proceeds from other short-term borrowings	—	21,267
Repayments on other short-term borrowings	—	(37,664)
Capitalized debt issuance costs	(3,466)	(594)
Proceeds from issuance of common shares	114,295	145,025
Repurchase of shares	(42)	—
Distributions paid	(19,590)	(12,358)
Net cash provided by (used in) financing activities	248,339	225,476
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	14,067	2,187
Effect of foreign currency exchange rates	(154)	46
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	24,513	19,917
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$38,426	$22,150
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,235	$8,617
Distributions declared during the period	49,901	18,577
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$172	$—
Stock issued in connection with dividend reinvestment plan	14,967	9,617
Change in distributions payable	15,344	(3,398)
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of June 30,
	2021	2020
Cash and cash equivalents	$16,309	$9,500
Foreign currencies (cost of $597 and $464, respectively)	598	470
Restricted cash and cash equivalents	20,342	12,145
Restricted foreign currencies (cost of $1,214 and $36, respectively)	1,177	35
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$38,426	$22,150

See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Airlines
Aurora Lux Finco S.A.R.L.#(7)(12)	One stop	L + 6.00%	(c)	7.00%	12/2026	$7,741	$7,589	1.1%	$7,354
Auto Components
North Haven Falcon Buyer, LLC#	One stop	L + 6.00%	(c)	7.00%	05/2027	2,394	2,370	0.4	2,370
North Haven Falcon Buyer, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2027	—	(8)	—	(8)
Power Stop, LLC#	Senior loan	L + 4.50%	(a)	4.60%	10/2025	663	661	0.1	663
						3,057	3,023	0.5	3,025
Automobiles
JHCC Holdings LLC	One stop	L + 5.50%	(c)	6.50%	09/2025	3,471	3,436	0.6	3,471
JHCC Holdings LLC~	One stop	L + 5.50%	(c)	6.50%	09/2025	2,982	2,961	0.5	2,982
JHCC Holdings LLC	One stop	L + 5.50%	(c)(e)	6.85%	09/2025	36	35	0.1	36
MOP GM Holding, LLC~	One stop	L + 5.75%	(c)	6.75%	11/2026	9,716	9,607	1.5	9,716
MOP GM Holding, LLC	One stop	L + 5.75%	(d)	6.75%	11/2026	1,045	1,033	0.2	1,045
MOP GM Holding, LLC	One stop	L + 5.75%	(c)(d)	6.75%	11/2026	772	763	0.1	772
MOP GM Holding, LLC(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(2)	—	—
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.50%	(c)	7.50%	10/2024	1,665	1,650	0.3	1,665
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.50%	(c)	7.50%	10/2024	810	802	0.2	810
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.50%	(c)	7.50%	10/2024	707	701	0.1	707
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(c)	7.50%	10/2024	656	641	0.1	656
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.50%	(c)	7.50%	10/2024	473	468	0.1	473
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.50%	(c)	7.50%	10/2024	385	381	0.1	385
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(c)	7.50%	10/2024	20	19	0.1	20
TWAS Holdings, LLC#~	One stop	L + 6.75%	(c)	7.75%	12/2026	12,264	12,123	1.9	12,264
TWAS Holdings, LLC	One stop	L + 6.75%	(c)	7.75%	12/2026	1,593	1,559	0.3	1,593
TWAS Holdings, LLC(5)	One stop	L + 6.75%		N/A(6)	12/2026	—	(4)	—	—
						36,595	36,173	6.2	36,595
Beverages
Fintech Midco, LLC~	One stop	L + 5.00%	(c)	6.00%	08/2024	4,847	4,822	0.7	4,847
Fintech Midco, LLC	One stop	L + 5.00%	(c)	6.00%	08/2024	437	434	0.1	437
Fintech Midco, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	(1)	—	—
Watermill Express, LLC#	One stop	L + 5.75%	(c)	6.75%	04/2027	896	888	0.1	878
Watermill Express, LLC	One stop	L + 5.75%		N/A(6)	04/2027	—	—	—	—
Watermill Express, LLC(5)	One stop	L + 5.75%		N/A(6)	04/2027	—	—	—	(2)
Winebow Holdings, Inc.#~	One stop	L + 6.25%	(a)	7.25%	07/2025	3,092	3,047	0.5	3,046
						9,272	9,190	1.4	9,206
Biotechnology
BIO18 Borrower, LLC~	One stop	L + 4.75%	(a)	5.75%	11/2024	1,741	1,728	0.3	1,741
BIO18 Borrower, LLC	One stop	L + 4.75%	(a)	5.75%	11/2024	1,618	1,607	0.2	1,618
BIO18 Borrower, LLC	One stop	L + 4.75%	(a)	5.75%	11/2024	105	104	—	105
						3,464	3,439	0.5	3,464
Chemicals
Inhance Technologies Holdings LLC~	One stop	L + 6.00%	(c)	7.00%	07/2024	2,466	2,451	0.4	2,467
Inhance Technologies Holdings LLC~	One stop	L + 6.00%	(c)	7.00%	07/2024	746	742	0.1	746
Inhance Technologies Holdings LLC	One stop	L + 6.00%	(c)	7.00%	07/2024	48	47	—	48
						3,260	3,240	0.5	3,261

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies
PT Intermediate Holdings III, LLC#~	One stop	L + 5.50%	(c)	6.50%	10/2025	$23,053	$22,796	3.5%	$22,823
PT Intermediate Holdings III, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2025	—	(32)	—	(33)
Radwell International, LLC#	Senior loan	L + 4.75%	(c)	5.75%	12/2026	835	820	0.2	835
Radwell International, LLC	Senior loan	L + 4.75%	(c)	5.75%	12/2026	190	188	0.1	190
Radwell International, LLC	Senior loan	L + 4.75%	(c)	5.75%	12/2026	9	9	0.1	9
Thermostat Buyer, LLC#	Senior loan	L + 4.75%	(b)	5.75%	02/2025	919	910	0.1	910
Thermostat Buyer, LLC	Senior loan	L + 4.75%	(c)	5.75%	02/2025	123	117	0.1	117
Trinity Air Consultants Holdings Corporation#	One stop	L + 5.25%	(c)	6.00%	06/2027	174	170	0.1	170
Trinity Air Consultants Holdings Corporation	One stop	L + 5.25%	(c)	6.00%	06/2027	2	1	0.1	1
Trinity Air Consultants Holdings Corporation(5)	One stop	L + 5.25%		N/A(6)	06/2027	—	(8)	—	(8)
						25,305	24,971	4.3	25,014
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Containers and Packaging
AmerCareRoyal LLC#	Senior loan	L + 5.00%	(a)	6.00%	11/2025	$2,798	$2,777	0.4%	$2,798
AmerCareRoyal LLC#	Senior loan	L + 5.00%	(a)	6.00%	11/2025	577	572	0.1	577
AmerCareRoyal LLC#(7)	Senior loan	L + 5.00%	(a)	6.00%	11/2025	518	515	0.1	518
AmerCareRoyal LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2025	—	(6)	—	—
Fortis Solutions Group LLC#	Senior loan	L + 4.75%	(c)	5.75%	12/2023	1,416	1,390	0.2	1,416
Fortis Solutions Group LLC#	Senior loan	L + 4.75%	(c)	5.75%	12/2023	841	826	0.1	842
Fortis Solutions Group LLC#	Senior loan	L + 4.75%	(c)	5.75%	12/2023	534	530	0.1	534
Fortis Solutions Group LLC#	Senior loan	L + 4.75%	(c)	5.75%	12/2023	212	210	—	212
Fortis Solutions Group LLC#	Senior loan	L + 4.75%	(c)	5.75%	12/2023	205	203	—	205
Fortis Solutions Group LLC	Senior loan	L + 4.75%		N/A(6)	12/2023	—	—	—	—
						7,101	7,017	1.0	7,102
Diversified Consumer Services
Certus Pest, Inc.	One stop	L + 5.25%	(c)	6.25%	02/2026	630	617	0.1	631
Certus Pest, Inc.	One stop	L + 5.25%	(c)	6.25%	02/2026	605	582	0.1	605
Certus Pest, Inc.(7)	One stop	L + 5.25%	(c)	6.25%	02/2026	428	424	0.1	428
Certus Pest, Inc.	One stop	L + 5.25%	(c)	6.25%	02/2026	263	247	0.1	263
Certus Pest, Inc.	One stop	L + 5.25%	(c)	6.25%	02/2026	52	38	—	52
Certus Pest, Inc.	One stop	L + 5.25%		N/A(6)	02/2026	—	—	—	—
Certus Pest, Inc.(5)	One stop	L + 5.25%		N/A(6)	02/2026	—	(8)	—	—
Certus Pest, Inc.	One stop	L + 5.25%		N/A(6)	02/2026	—	—	—	—
CHHJ Franchising, LLC#	Senior loan	L + 5.00%	(c)	6.00%	01/2026	1,099	1,089	0.2	1,099
CHHJ Franchising, LLC	Senior loan	L + 5.00%	(c)	6.00%	01/2026	5	5	—	5
EWC Growth Partners LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	445	428	0.1	423
EWC Growth Partners LLC#	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	62	62	—	59
EWC Growth Partners LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	18	18	—	17
Flores & Associates, LLC#	One stop	L + 4.75%	(c)	5.75%	04/2027	1,494	1,476	0.2	1,479
Flores & Associates, LLC	One stop	L + 4.75%	(c)	5.75%	04/2027	307	304	—	304
Flores & Associates, LLC	One stop	L + 4.75%	(c)	5.75%	04/2027	286	282	—	283
Flores & Associates, LLC(5)	One stop	L + 4.75%		N/A(6)	04/2027	—	(1)	—	(1)
Learn-it Systems, LLC#	Senior loan	L + 4.50%	(c)	5.50%	03/2025	753	744	0.1	740
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	5.50%	03/2025	543	537	0.1	532
Learn-it Systems, LLC	Senior loan	L + 4.50%	(b)	5.50%	03/2025	5	5	—	4
Learn-it Systems, LLC(5)	Senior loan	L + 4.75%		N/A(6)	03/2025	—	(5)	—	(5)
Liminex, Inc.#	One stop	L + 7.25%	(c)	8.25%	11/2026	10,188	10,097	1.6	10,086
Liminex, Inc.	One stop	L + 7.25%	(c)	8.25%	11/2026	60	58	—	58

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services - (continued)
Liminex, Inc.(5)	One stop	L + 7.25%		N/A(6)	11/2026	$—	$(194)	—%	$(195)
Litera Bidco LLC#	One stop	L + 6.00%	(a)	7.00%	05/2026	934	922	0.1	939
Litera Bidco LLC#	One stop	L + 5.75%	(a)	6.75%	05/2026	616	610	0.1	613
Litera Bidco LLC	One stop	L + 5.75%	(a)	6.75%	05/2026	276	273	0.1	274
Litera Bidco LLC	One stop	L + 5.75%	(a)	6.75%	05/2026	276	276	0.1	274
Litera Bidco LLC	One stop	L + 6.00%	(a)	7.00%	05/2026	34	32	—	34
Litera Bidco LLC	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
Provenance Buyer LLC#	One stop	L + 5.50%	(a)	6.25%	06/2027	2,985	2,926	0.4	2,955
Provenance Buyer LLC(5)	One stop	L + 5.50%		N/A(6)	06/2027	0	(2)	—	(1)
Provenance Buyer LLC(5)	Senior loan	L + 5.50%		N/A(6)	06/2027	—	(44)	—	(44)
						22,364	21,798	3.5	21,911
Diversified Financial Services
Higginbotham Insurance Agency, Inc.#	One stop	L + 5.75%	(a)	6.50%	11/2026	1,443	1,423	0.2	1,443
Higginbotham Insurance Agency, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(3)	—	—
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	7,513	7,428	1.1	7,513
Sovos Compliance#	Second lien	N/A		12.00% PIK	04/2025	3,748	3,702	0.6	3,748
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	1,732	1,705	0.3	1,732
Sovos Compliance#	One stop	L + 4.75%	(a)	5.75%	04/2024	1,159	1,137	0.2	1,159
Sovos Compliance#	Second lien	N/A		12.00% PIK	04/2025	1,026	1,002	0.2	1,026
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	888	881	0.2	888
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	735	731	0.1	735
Sovos Compliance	Second lien	N/A		12.00% PIK	04/2025	572	563	0.1	572
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	505	498	0.1	505
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	370	363	0.1	370
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	328	320	—	328
Sovos Compliance	One stop	L + 4.75%	(a)	5.75%	04/2024	99	98	—	99
						20,118	19,848	3.2	20,118
Diversified Telecommunications Services
NTI Connect, LLC#	Senior loan	L + 5.00%	(c)	6.00%	12/2024	$646	$633	0.1	$633

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronic Equipment, Instruments and Components
ES Acquisition LLC#~	Senior loan	L + 5.00%	(c)	6.00%	11/2025	$15,699	$15,583	2.4%	$15,655
ES Acquisition LLC~	Senior loan	L + 5.00%	(c)	6.00%	11/2025	3,320	3,295	0.5	3,310
ES Acquisition LLC~	Senior loan	L + 5.50%	(c)	6.50%	11/2025	1,909	1,855	0.3	1,940
ES Acquisition LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2025	1,705	1,705	0.3	1,700
ES Acquisition LLC	Senior loan	L + 5.00%	(c)	6.00%	11/2025	1,104	1,096	0.2	1,101
ES Acquisition LLC	Second lien	L + 5.00%	(c)	6.00%	11/2025	850	844	0.1	848
ES Acquisition LLC	Senior loan	L + 5.00%	(c)(e)	6.00%	11/2025	111	109	—	111
ES Acquisition LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2025	—	(24)	—	(7)
						24,698	24,463	3.8	24,658

Food & Staples Retailing
Captain D's, LLC~	Senior loan	L + 4.50%	(c)	5.50%	12/2023	1,193	1,186	0.2	1,193
Captain D's, LLC#	Senior loan	L + 4.50%	(c)	5.50%	12/2023	198	196	—	198
Captain D's, LLC	Senior loan	L + 4.50%		N/A(6)	12/2023	—	—	—	—
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	586	583	0.1	586
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	300	299	—	300
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	236	235	—	236
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	231	231	—	231
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	114	113	—	114
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	114	113	—	114
Mendocino Farms, LLC(7)	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	56	56	—	56
Mendocino Farms, LLC(5)	One stop	L + 8.50%		N/A(6)	06/2023	—	(8)	—	—
Ruby Slipper Cafe LLC, The	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	333	332	—	320
Ruby Slipper Cafe LLC, The	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	117	116	—	112
Ruby Slipper Cafe LLC, The	One stop	L + 8.50%	(c)	8.50% cash/1.00% PIK	01/2023	20	20	—	19
Wood Fired Holding Corp.	One stop	L + 7.75%	(c)	7.75% cash/1.00% PIK	12/2023	3,194	3,164	0.5	3,194
Wood Fired Holding Corp.	One stop	L + 7.75%	(c)	7.75% cash/1.00% PIK	12/2023	287	284	—	287
Wood Fired Holding Corp.	One stop	L + 7.75%	(c)	7.75% cash/1.00% PIK	12/2023	101	100	—	101
Zenput Inc.#	One stop	L + 9.00%	(c)	7.00% cash/3.00% PIK	06/2026	422	420	0.1	430
Zenput Inc.	One stop	L + 6.00%		N/A(6)	06/2026	—	—	—	—
						7,502	7,440	0.9	7,491
Food Products
Borrower R365 Holdings, LLC#	One stop	L + 6.50%	(c)	4.50% cash/3.00% PIK	06/2027	5,060	4,960	0.8	5,010
Borrower R365 Holdings, LLC	One stop	L + 6.50%	(c)	7.50%	06/2027	43	41	—	42
FCID Merger Sub, Inc.~	One stop	L + 6.00%	(c)	7.00%	12/2026	5,412	5,338	0.8	5,412
FCID Merger Sub, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(1)	—	—
FCID Merger Sub, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(15)	—	—
Flavor Producers, LLC#	Senior loan	L + 5.75%	(c)(d)	5.75% cash/1.00% PIK	12/2023	439	435	0.1	421
Flavor Producers, LLC	Senior loan	L + 4.75%		N/A(6)	12/2022	—	—	—	—
Kodiak Cakes, LLC#	Senior loan	L + 4.50%	(c)	5.50%	06/2027	4,827	4,779	0.7	4,779
Kodiak Cakes, LLC	Senior loan	L + 4.50%	(c)	5.50%	06/2026	50	48	—	48
MAPF Holdings, Inc.#~	One stop	L + 6.00%	(c)	7.00%	12/2026	11,614	11,508	1.8	11,614
MAPF Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(16)	—	—
MAPF Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(3)	—	—
						27,445	27,074	4.2	27,326
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC~	One stop	L + 4.75%	(c)	5.75%	06/2025	$937	$931	0.1%	$937
Aspen Medical Products, LLC#	One stop	L + 4.75%	(c)	5.75%	06/2025	60	60	—	60
Aspen Medical Products, LLC	One stop	L + 4.75%		N/A(6)	06/2025	—	—	—	—
Belmont Instrument, LLC#	Senior loan	L + 4.75%	(c)	5.75%	12/2023	1,770	1,759	0.3	1,770
Blades Buyer, Inc.#~	Senior loan	L + 4.50%	(b)(c)	5.50%	08/2025	2,164	2,147	0.3	2,142
Blades Buyer, Inc.	Senior loan	L + 4.50%		N/A(6)	08/2025	—	—	—	—
Blades Buyer, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	08/2025	—	(5)	—	(4)
Blue River Pet Care, LLC~	One stop	L + 5.00%	(a)	5.10%	07/2026	8,409	8,339	1.3	8,409
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)	5.15%	08/2025	150	149	—	150
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(9)	—	—
CCSL Holdings, LLC~	One stop	L + 5.75%	(c)	6.75%	12/2026	6,178	6,107	0.9	6,178
CCSL Holdings, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2026	—	(2)	—	—
CCSL Holdings, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2026	—	(23)	—	—
CMI Parent Inc.#~	Senior loan	L + 4.25%	(c)	5.25%	08/2025	14,394	14,296	2.2	14,394
CMI Parent Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(1)	—	—
						34,062	33,748	5.1	34,036

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC#	One stop	L + 6.00%	(c)	7.00%	03/2027	$1,560	$1,538	0.2%	$1,560
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 10.50%	(c)	11.50%	03/2028	639	630	0.1	639
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 6.00%	(c)	7.00%	03/2027	232	214	—	232
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 10.50%	(c)	11.50%	03/2028	55	52	—	55
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(2)	—	—
CRH Healthcare Purchaser, Inc.~	Senior loan	L + 4.50%	(c)	5.50%	12/2024	3,926	3,894	0.6	3,926
CRH Healthcare Purchaser, Inc.	Senior loan	L + 4.50%	(c)	5.50%	12/2024	1,695	1,681	0.2	1,695
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
Elite Dental Partners LLC	One stop	L + 5.25%	(c)	6.25%	06/2023	1,723	1,705	0.3	1,671
Elite Dental Partners LLC	One stop	L + 5.25%		N/A(6)	06/2023	—	—	—	—
Emerge Intermediate, Inc.	One stop	L + 8.50%	(c)	7.00% cash/2.50% PIK	05/2024	2,295	2,259	0.3	2,249
Emerge Intermediate, Inc.(5)	One stop	L + 6.00%		N/A(6)	05/2024	—	(1)	—	(3)
Encorevet Group LLC	One stop	L + 5.25%	(c)	6.25%	11/2024	10,489	10,364	1.6	10,489
Encorevet Group LLC~	Senior loan	L + 5.25%	(c)	6.25%	11/2024	4,021	3,994	0.6	4,021
Encorevet Group LLC~	Senior loan	L + 5.25%	(c)	6.25%	11/2024	1,805	1,805	0.3	1,805
Encorevet Group LLC~	Senior loan	L + 5.25%	(c)	6.25%	11/2024	1,124	1,116	0.2	1,124
Encorevet Group LLC	Senior loan	L + 5.25%	(c)	6.25%	11/2024	933	927	0.1	933
Encorevet Group LLC	Senior loan	L + 5.25%	(c)	6.25%	11/2024	160	160	—	160
Encorevet Group LLC	Senior loan	L + 5.25%		N/A(6)	11/2024	—	—	—	—
ERC Finance, LLC#	One stop	L + 6.00%	(a)	7.00%	04/2024	2,720	2,669	0.4	2,666
ERC Finance, LLC	One stop	L + 6.00%	(a)	7.00%	04/2024	7	6	—	6
ERC Finance, LLC(5)	One stop	L + 6.00%		N/A(6)	04/2024	—	(1)	—	(1)
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	7.25%	05/2023	3,770	3,715	0.5	3,393
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	7.25%	05/2023	1,123	1,121	0.2	1,010
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(7)(8)(10)	One stop	L + 4.50%	(l)	5.50%	03/2027	1,970	1,937	0.3	2,125
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(7)(8)(10)	One stop	L + 4.50%	(l)	5.50%	03/2027	793	787	0.1	848
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(7)(10)	One stop	L + 4.50%	(c)	5.50%	03/2027	294	280	—	283
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(5)(7)(8)(10)	One stop	L + 4.50%		N/A(6)	03/2027	—	(27)	—	(28)
Klick Inc.#(7)(10)	Senior loan	L + 4.50%	(c)	5.50%	03/2028	3,963	3,925	0.6	3,963
Klick Inc.(5)(7)(10)	Senior loan	L + 4.50%		N/A(6)	03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	500	492	0.1	500
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	474	470	0.1	474
Krueger-Gilbert Health Physics, LLC~	Senior loan	L + 5.25%	(c)	6.25%	05/2025	127	127	—	127
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	25	25	—	25
MD Now Holdings, Inc.#~	One stop	L + 5.00%	(c)	6.00%	08/2025	4,578	4,546	0.7	4,532
MD Now Holdings, Inc.	One stop	L + 5.00%	(c)	6.00%	08/2025	242	240	0.1	239
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2025	—	(1)	—	(2)
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(7)(8)(10)	One stop	L + 5.50%	(k)	6.50%	05/2028	7,940	7,822	1.2	7,647
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(7)(8)(10)	One stop	L + 5.50%	(k)	6.50%	05/2028	104	89	—	87
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(7)(10)	One stop	L + 5.50%	(c)	6.50%	05/2026	58	57	—	57
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(7)(8)(10)	One stop	L + 5.50%	(k)	6.50%	05/2026	$52	$49	—%	$48
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(5)(7)(10)	One stop	L + 5.50%		N/A(6)	05/2028	—	(17)	—	(17)
NVA Holdings, Inc.#	Senior loan	L + 3.50%	(a)	3.63%	02/2026	951	944	0.1	951
Summit Behavioral Healthcare, LLC~	Senior loan	L + 5.00%	(c)	6.00%	10/2023	2,396	2,383	0.4	2,396
Summit Behavioral Healthcare, LLC	Senior loan	L + 5.00%	(c)	6.00%	10/2023	77	75	—	77
Summit Behavioral Healthcare, LLC(5)	Senior loan	L + 5.00%		N/A(6)	10/2023	—	(1)	—	—
Veterinary Specialists of North America, LLC#~	Senior loan	L + 4.25%	(a)	4.35%	04/2025	16,796	16,691	2.5	16,796
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	4.35%	04/2025	5,040	5,009	0.8	5,040
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	4.35%	04/2025	1,222	1,214	0.2	1,222
Veterinary Specialists of North America, LLC	Senior loan	L + 4.25%	(a)	4.35%	04/2025	615	611	0.1	615
Veterinary Specialists of North America, LLC(5)	Senior loan	L + 4.25%		N/A(6)	04/2025	—	(3)	—	—
						86,494	85,568	12.9	85,635
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.#	One stop	L + 8.50%	(a)	9.50%	02/2024	$1,261	$1,253	0.2%	$1,261
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
ESO Solution, Inc.#	One stop	L + 7.00%	(c)	8.00%	03/2027	2,561	2,536	0.4	2,535
ESO Solution, Inc.(5)	One stop	L + 7.00%		N/A(6)	03/2027	—	(1)	—	(1)
ESO Solution, Inc.(5)	One stop	L + 7.00%		N/A(6)	03/2027	—	—	—	(8)
HealthEdge Software, Inc.	One stop	L + 6.25%	(c)	7.25%	04/2026	3,334	3,304	0.5	3,334
HealthEdge Software, Inc.	One stop	L + 6.25%	(c)	7.25%	04/2026	2,185	2,185	0.3	2,185
HealthEdge Software, Inc.#	One stop	L + 6.25%	(c)	7.25%	04/2026	1,559	1,531	0.2	1,559
HealthEdge Software, Inc.	One stop	L + 6.25%	(c)	7.25%	04/2026	19	18	—	19
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%	(c)	6.75%	08/2026	1,525	1,497	0.2	1,525
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%	(c)	6.75%	08/2026	529	525	0.1	529
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(c)	6.75%	08/2026	309	305	—	309
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(a)	6.75%	09/2025	8	7	—	8
HSI Halo Acquisition, Inc.(5)	One stop	L + 5.75%		N/A(6)	08/2026	—	(3)	—	—
Nextech Holdings, LLC#~	One stop	L + 5.50%	(c)	5.69%	06/2025	17,716	17,600	2.6	17,362
Nextech Holdings, LLC	One stop	L + 5.50%	(c)	5.69%	06/2025	718	713	0.1	704
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(2)	—	(6)
Qgenda Intermediate Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	06/2025	5,738	5,688	0.9	5,738
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.25%	(c)	6.25%	06/2025	5,051	5,051	0.8	5,051
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.25%	(c)	6.25%	06/2025	2,444	2,444	0.4	2,444
Qgenda Intermediate Holdings, LLC	One stop	L + 5.25%		N/A(6)	06/2025	—	—	—	—
Transaction Data Systems, Inc.#~	One stop	L + 4.50%	(c)	5.50%	02/2026	11,383	11,166	1.7	11,383
Transaction Data Systems, Inc.(5)	One stop	L + 4.50%		N/A(6)	02/2026	—	(1)	—	—
						56,340	55,816	8.4	55,931
Hotels, Restaurants & Leisure
BJH Holdings III Corp.#~	One stop	L + 4.50%	(c)	5.50%	08/2025	21,464	21,219	3.3	21,464
BJH Holdings III Corp.(5)	One stop	L + 4.50%		N/A(6)	08/2025	—	(6)	—	—
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(a)(c)	5.25%	07/2025	329	327	—	329
CR Fitness Holdings, LLC#	Senior loan	L + 4.25%	(a)	5.25%	07/2025	313	311	—	313
CR Fitness Holdings, LLC	Senior loan	L + 4.25%	(a)	5.25%	07/2025	37	37	—	37
Davidson Hotel Company, LLC#	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	1,749	1,734	0.2	1,399
Davidson Hotel Company, LLC	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	426	425	0.1	341
Davidson Hotel Company, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(10)
Davidson Hotel Company, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	(6)	—	—
EOS Fitness Opco Holdings, LLC	One stop	L + 6.25%	(c)	6.75% cash/0.50% PIK	01/2025	1,725	1,714	0.3	1,656
EOS Fitness Opco Holdings, LLC	One stop	L + 6.25%	(c)	6.75% cash/0.50% PIK	01/2025	370	368	0.1	355
EOS Fitness Opco Holdings, LLC	One stop	L + 6.25%	(c)	6.75% cash/0.50% PIK	01/2025	60	60	—	58
Freddy's Frozen Custard LLC#~	One stop	L + 6.00%	(c)	7.00%	03/2027	3,789	3,753	0.6	3,789
Freddy's Frozen Custard LLC	One stop	L + 6.00%		N/A(6)	03/2027	—	—	—	—
SSRG Holdings, LLC#~	One stop	L + 5.25%	(c)	6.25%	11/2025	6,368	6,321	1.0	6,368
SSRG Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	11/2025	45	44	—	45
Sunshine Sub, LLC~	One stop	L + 5.25%	(a)	6.25%	05/2024	1,959	1,940	0.3	1,959
Sunshine Sub, LLC	One stop	L + 5.25%	(a)	6.25%	05/2024	1,918	1,900	0.3	1,918
Sunshine Sub, LLC(5)	One stop	L + 5.25%		N/A(6)	05/2024	—	(1)	—	—
Tropical Smoothie Cafe Holdings, LLC~	Senior loan	L + 5.50%	(a)(c)(d)	6.50%	09/2026	6,395	6,338	1.0	6,331
Tropical Smoothie Cafe Holdings, LLC#	Senior loan	L + 5.50%	(a)(c)	6.50%	09/2026	2,617	2,592	0.4	2,591
Tropical Smoothie Cafe Holdings, LLC(5)	Senior loan	L + 5.50%		N/A(6)	09/2026	—	(1)	—	(1)
Velvet Taco Holdings, Inc.	One stop	L + 11.00%	(c)	8.00% cash/4.00% PIK	03/2026	1,368	1,356	0.2	1,368
Velvet Taco Holdings, Inc.	One stop	L + 8.00%	(c)	8.00% cash/1.00% PIK	03/2026	120	119	—	116
Velvet Taco Holdings, Inc.	One stop	L + 7.00%		N/A(6)	03/2026	—	—	—	—
						51,052	50,544	7.8	50,426
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
Groundworks LLC(7)	Senior loan	L + 4.75%	(c)	5.75%	01/2026	$1,397	$1,378	0.2%	$1,397
Groundworks LLC#	Senior loan	L + 4.75%	(c)	5.75%	01/2026	221	218	—	221
Groundworks LLC	Senior loan	L + 4.75%	(c)	5.75%	01/2026	186	181	—	186
Groundworks LLC	Senior loan	L + 4.75%		N/A(6)	01/2026	—	—	—	—
Groundworks LLC(5)	Senior loan	L + 4.75%		N/A(6)	01/2026	—	(9)	—	—
						1,804	1,768	0.2	1,804
Household Products
WU Holdco, Inc. ~	One stop	L + 5.25%	(c)	6.25%	03/2026	1,225	1,216	0.2	1,223
WU Holdco, Inc. #	One stop	L + 5.50%	(c)	6.50%	03/2026	436	436	0.1	440
WU Holdco, Inc.	One stop	L + 5.25%	(c)	5.40%	03/2025	12	12	—	11
WU Holdco, Inc. (5)	One stop	L + 5.50%		N/A(6)	03/2026	—	(1)	—	1
						1,673	1,663	0.3	1,675
Industrial Conglomerates
Arch Global CCT Holdings Corp.#	Senior loan	L + 4.75%	(a)(c)	4.85%	04/2026	845	843	0.1	836
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	—
Arch Global CCT Holdings Corp.(5)	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	(1)
Arch Global CCT Holdings Corp.(5)	Senior loan	L + 4.75%		N/A(6)	04/2026	—	—	—	(5)
Madison Safety & Flow LLC#	Senior loan	L + 3.50%	(a)	3.58%	03/2025	175	175	—	175
Madison Safety & Flow LLC	Senior loan	L + 3.50%	(a)(e)	3.75%	03/2025	4	4	—	4
Specialty Measurement Bidco Limited#(7)(8)(9)	One stop	E + 6.00%	(f)	7.00%	11/2027	3,189	3,107	0.5	3,174
Specialty Measurement Bidco Limited#(7)(9)	One stop	L + 6.00%	(c)	7.00%	11/2027	3,185	3,105	0.5	3,185
Specialty Measurement Bidco Limited(5)(7)(8)(9)	One stop	L + 6.00%		N/A(6)	11/2027	—	(20)	—	—
						7,398	7,214	1.1	7,368
Insurance
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(c)	6.50%	08/2025	924	919	0.1	924
Integrity Marketing Acquisition, LLC~	Senior loan	L + 5.50%	(c)	6.50%	08/2025	360	357	0.1	360
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(c)	6.50%	08/2025	316	315	—	316
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)(d)	6.75%	08/2025	290	280	0.1	290
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(c)	6.50%	08/2025	191	190	—	191
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%		N/A(6)	08/2025	—	—	—	—
J.S. Held Holdings, LLC#~	One stop	L + 6.00%	(c)(e)	7.00%	07/2025	18,635	18,334	2.8	18,635
J.S. Held Holdings, LLC	One stop	L + 6.00%	(c)	7.00%	07/2025	360	304	0.1	360
J.S. Held Holdings, LLC	One stop	P + 5.00%	(e)	8.25%	07/2025	90	87	—	90
Majesco#~	One stop	L + 7.75%	(c)	8.75%	09/2027	7,587	7,472	1.1	7,511
Majesco(5)	One stop	L + 7.75%		N/A(6)	09/2026	—	(3)	—	(1)
Norvax, LLC#	Senior loan	L + 4.00%	(c)	5.00%	09/2025	12,866	12,803	1.9	12,802
Orchid Underwriters Agency, LLC~	Senior loan	L + 4.50%	(c)	5.50%	12/2024	788	784	0.1	788
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%	(c)	5.50%	12/2024	206	205	—	206
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
People Corporation#(7)(8)(10)	One stop	L + 6.25%	(k)	7.25%	02/2028	5,844	5,747	0.9	5,976
People Corporation(7)(8)(10)	One stop	L + 6.25%	(k)	7.25%	02/2028	1,242	1,226	0.2	1,235
People Corporation(5)(7)(8)(10)	One stop	L + 6.25%	(k)	N/A(6)	02/2027	—	(2)	—	—
RSC Acquisition, Inc.~	One stop	L + 5.50%	(c)	6.50%	10/2026	12,369	12,160	1.9	12,369
RSC Acquisition, Inc.~	One stop	L + 5.50%	(c)	6.50%	10/2026	1,252	1,208	0.2	1,252
RSC Acquisition, Inc.	One stop	L + 5.50%	(c)	6.50%	10/2026	28	26	—	27
RSC Acquisition, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(67)	—	—
Sunstar Insurance Group, LLC#	Senior loan	L + 5.50%	(c)	6.50%	10/2026	315	310	—	315
Sunstar Insurance Group, LLC	Senior loan	L + 5.50%	(c)	6.50%	10/2026	159	156	—	159
Sunstar Insurance Group, LLC	Senior loan	L + 5.50%		N/A(6)	10/2026	—	—	—	—
Sunstar Insurance Group, LLC(5)	Senior loan	L + 5.50%		N/A(6)	10/2026	—	(4)	—	—
TigerRisk, LLC#	One stop	L + 5.25%	(c)	6.25%	06/2027	8,894	8,806	1.3	8,805
TigerRisk, LLC(5)	One stop	L + 5.25%		N/A(6)	06/2027	—	(1)	—	(1)
						72,716	71,612	10.8	72,609

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Internet & Catalog Retail
AQ Holdco Inc. #~	One stop	L + 5.25%	(c)	6.25%	04/2027	$5,996	$5,938	0.9%	$5,952
AQ Holdco Inc.	One stop	L + 5.25%	(c)	6.25%	04/2027	$1,740	$1,723	0.3	$1,727
AQ Holdco Inc.	One stop	L + 5.25%	(c)	6.25%	04/2027	$1,619	$1,585	0.2	$1,592
AQ Holdco Inc.	One stop	L + 5.25%	(c)	6.25%	04/2027	$1,048	$1,038	0.2	$1,040
AQ Holdco Inc. (5)	One stop	L + 5.25%		N/A(6)	04/2027	—	(2)	—	(2)
						10,403	10,282	1.6	10,309
IT Services
Acquia, Inc.#	One stop	L + 7.00%	(c)	8.00%	10/2025	1,804	1,791	0.3	1,804
Acquia, Inc.	One stop	L + 7.00%	(c)	8.00%	10/2025	4	4	—	4
Appriss Holdings, Inc.#~	One stop	L + 6.00%	(c)	7.00%	05/2026	8,498	8,339	1.3	8,498
Appriss Holdings, Inc.	One stop	L + 5.00%	(e)	8.25%	05/2025	50	47	—	50
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.#	One stop	L + 7.50%	(c)	8.50% cash/1.00% PIK	08/2025	1,717	1,661	0.3	1,756
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	One stop	L + 6.50%		N/A(6)	08/2025	—	—	—	1
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.(5)	One stop	L + 6.50%		N/A(6)	08/2025	—	(4)	—	—
Centrify Corporation#	One stop	L + 6.00%	(c)	7.00%	03/2028	6,580	6,485	1.0	6,580
Centrify Corporation#	One stop	L + 6.00%	(c)	7.00%	03/2028	3,860	3,813	0.6	3,860
Centrify Corporation(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(3)	—	—
Episerver, Inc.#	One stop	L + 5.50%	(c)	6.50%	04/2026	4,963	4,890	0.7	4,889
Episerver, Inc.(7)(8)	One stop	E + 5.75%	(f)	5.75%	04/2026	4,690	4,644	0.7	4,760
Episerver, Inc.	One stop	L + 5.50%	(c)	6.50%	04/2026	2,719	2,693	0.4	2,678
Episerver, Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(4)	—	(5)
Infinisource, Inc.#~	One stop	L + 4.50%	(c)	5.50%	10/2026	10,671	10,590	1.6	10,671
Infinisource, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2026	4,546	4,508	0.7	4,546
Infinisource, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2026	1,768	1,755	0.3	1,768
Infinisource, Inc.(5)	One stop	L + 4.50%		N/A(6)	10/2026	—	(1)	—	—
PCS Intermediate II Holdings, LLC(7)~	One stop	L + 5.25%	(c)	6.25%	01/2026	4,882	4,844	0.7	4,882
PCS Intermediate II Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	01/2026	714	707	0.1	714
PCS Intermediate II Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC#~	One stop	L + 5.50%	(c)	6.50%	12/2025	18,558	18,386	2.8	18,187
Recordxtechnologies, LLC	One stop	L + 5.50%	(c)	6.50%	12/2025	1,693	1,674	0.3	1,659
Recordxtechnologies, LLC	One stop	L + 5.50%	(c)	6.50%	12/2025	100	98	—	96
Red Dawn SEI Buyer, Inc.#~	Senior loan	L + 4.25%	(c)	5.25%	11/2025	13,472	13,349	2.0	13,416
Red Dawn SEI Buyer, Inc.#(7)(8)	Senior loan	L + 4.50%	(g)	5.50%	11/2025	9,619	9,531	1.5	9,761
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.25%	11/2025	2,395	2,378	0.4	2,386
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.25%	11/2025	30	28	—	29
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	11/2025	—	(20)	—	12
Saturn Borrower Inc.#~	One stop	L + 6.50%	(c)	7.50%	09/2026	8,056	7,842	1.2	8,056
Saturn Borrower Inc.(5)	One stop	L + 6.50%		N/A(6)	09/2026	—	(3)	—	—
						111,389	110,021	16.9	111,058

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	$1,446	$1,438	0.2%	$1,403
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	479	477	0.1	465
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	333	332	—	323
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	170	169	—	165
WBZ Investment LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	09/2024	41	40	—	39
						2,469	2,456	0.3	2,395
Machinery
Bad Boy Mowers Acquisition, LLC#	Senior loan	L + 4.50%	(c)	5.25%	03/2028	796	794	0.1	796
Blackbird Purchaser, Inc. ~	Senior loan	L + 4.50%	(c)(e)	4.65%	04/2026	5,020	4,952	0.8	5,021
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)	4.65%	04/2024	43	42	—	43
Chase Industries, Inc.	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2025	1,956	1,937	0.3	1,692
Chase Industries, Inc.	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2025	339	335	—	292
Chase Industries, Inc.	Senior loan	L + 7.00%	(a)(d)	6.50% cash/1.50% PIK	05/2023	146	145	—	132
Time Manufacturing Acquisition, LLC#	Senior loan	L + 5.00%	(b)(c)	6.00%	02/2023	276	276	—	276
						8,576	8,481	1.2	8,252
Marine
Veson Nautical LLC~	One stop	L + 5.00%	(c)	6.00%	11/2025	3,869	3,835	0.6	3,830
Veson Nautical LLC#	One stop	L + 5.75%	(c)	6.75%	11/2025	2,925	2,896	0.4	2,896
Veson Nautical LLC(5)	One stop	L + 5.00%		N/A(6)	11/2025	—	(1)	—	(1)
						6,794	6,730	1.0	6,725
Media
Triple Lift, Inc.#	One stop	L + 5.75%	(c)	6.50%	05/2028	2,134	2,092	0.3	2,091
Triple Lift, Inc.(5)	One stop	L + 5.75%		N/A(6)	05/2028	—	(1)	—	(1)
						2,134	2,091	0.3	2,090
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.#(7)(10)	One stop	L + 6.75%	(c)	7.75%	05/2025	5,637	5,560	0.8	5,567
3ES Innovation, Inc.(5)(7)(10)	One stop	L + 6.75%		N/A(6)	05/2025	—	(1)	—	(1)
Drilling Info Holdings, Inc.#~	Senior loan	L + 4.50%	(a)	4.60%	07/2025	11,991	11,741	1.8	12,076
Drilling Info Holdings, Inc.#~	Senior loan	L + 4.25%	(a)	4.35%	07/2025	9,755	9,673	1.5	9,735
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(1)	—	(2)
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	07/2023	—	(2)	—	(1)
Project Power Buyer, LLC~	One stop	L + 6.25%	(c)	7.25%	05/2026	3,870	3,832	0.6	3,870
Project Power Buyer, LLC(5)	One stop	L + 6.25%		N/A(6)	05/2025	—	(1)	—	—
						31,253	30,801	4.7	31,244
Paper & Forest Products
Messenger, LLC~	One stop	L + 6.00%	(c)(e)	7.00%	08/2023	2,006	1,996	0.3	2,006
Messenger, LLC	One stop	L + 6.00%		N/A(6)	08/2023	—	—	—	—
						2,006	1,996	0.3	2,006
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.~	Senior loan	L + 5.00%	(a)	6.00%	02/2026	$4,841	$4,803	0.7%	$4,841
Amalthea Parent, Inc.#(7)(10)~	One stop	L + 5.25%	(b)	6.25%	03/2027	10,211	10,114	1.5	10,212
Amalthea Parent, Inc.(5)(7)(10)	One stop	L + 5.25%		N/A(6)	03/2027	—	(3)	—	—
Amalthea Parent, Inc.(5)(7)(10)	One stop	L + 5.25%		N/A(6)	03/2027	—	(19)	—	—
						15,052	14,895	2.2	15,053
Professional Services
Net Health Acquisition Corp.#	One stop	L + 5.75%	(c)	6.75%	12/2025	1,469	1,455	0.2	1,469
Net Health Acquisition Corp.~	One stop	L + 5.75%	(c)	6.75%	12/2025	860	849	0.1	860
Net Health Acquisition Corp.~	One stop	L + 5.75%	(c)	6.75%	12/2025	740	730	0.1	740
Net Health Acquisition Corp.~	One stop	L + 5.75%	(c)	6.75%	12/2025	465	458	0.1	465
Net Health Acquisition Corp.~	One stop	L + 5.75%	(c)	6.75%	12/2025	110	109	—	110
Net Health Acquisition Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(2)	—	—
Nexus Brands Group, Inc.~	One stop	L + 6.00%	(c)	7.00%	11/2023	584	581	0.1	578
Nexus Brands Group, Inc.~	One stop	L + 6.00%	(c)	7.00%	11/2023	508	505	0.1	503
Nexus Brands Group, Inc.~	One stop	L + 6.00%	(c)	7.00%	11/2023	291	290	—	288
Nexus Brands Group, Inc.~	One stop	L + 6.00%	(c)	7.00%	11/2023	210	210	—	208
Nexus Brands Group, Inc.~	One stop	L + 6.00%	(c)	7.00%	11/2023	80	79	—	79
Nexus Brands Group, Inc.(7)~	One stop	L + 6.00%	(c)	7.00%	11/2023	50	50	—	50
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	7.00%	11/2023	40	40	—	40
Nexus Brands Group, Inc.	One stop	L + 6.00%	(a)(c)	7.00%	11/2023	30	30	—	29
Nexus Brands Group, Inc.	One stop	L + 6.00%	(c)	7.00%	11/2023	11	10	—	10
Nexus Brands Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2023	—	(4)	—	(4)
PlanSource Holdings, Inc. #	One stop	L + 6.25%	(c)	7.25%	04/2025	2,818	2,798	0.4	2,818
PlanSource Holdings, Inc. (5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
						8,266	8,187	1.1	8,243

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
MRI Software LLC#~	One stop	L + 5.50%	(c)	6.50%	02/2026	$14,557	$14,466	2.2%	$14,557
MRI Software LLC~	One stop	L + 5.50%	(c)	6.50%	02/2026	2,034	1,990	0.3	2,034
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	—
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(3)	—	—
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(1)	—	—
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(7)	—	—
Property Brands, Inc.~	One stop	L + 6.00%	(d)	7.00%	01/2024	2,758	2,743	0.4	2,758
Property Brands, Inc.~	One stop	L + 6.00%	(c)	7.00%	01/2024	2,576	2,543	0.4	2,576
Property Brands, Inc.~	One stop	L + 6.00%	(d)	7.00%	01/2024	1,114	1,108	0.1	1,114
Property Brands, Inc.	One stop	L + 6.00%	(d)	7.00%	01/2024	909	904	0.1	909
Property Brands, Inc.	One stop	L + 6.00%	(d)	7.00%	01/2024	392	390	0.1	392
Property Brands, Inc.	One stop	L + 6.00%	(c)	7.00%	01/2024	333	331	0.1	333
Property Brands, Inc.	One stop	L + 6.00%	(d)	7.00%	01/2024	332	330	0.1	332
Property Brands, Inc.	One stop	L + 6.00%	(d)	7.00%	01/2024	261	260	—	261
Property Brands, Inc.	One stop	L + 6.00%	(d)	7.00%	01/2024	138	137	—	138
Property Brands, Inc.	One stop	L + 6.00%	(d)	7.00%	01/2024	100	99	—	100
						25,504	25,288	3.8	25,504
Road & Rail
Internet Truckstop Group LLC~	One stop	L + 5.75%	(c)	6.75%	04/2025	7,975	7,828	1.2	7,975
Internet Truckstop Group LLC#	One stop	L + 5.75%	(c)	6.75%	04/2025	3,507	3,458	0.5	3,507
Internet Truckstop Group LLC(5)	One stop	L + 5.75%		N/A(6)	04/2025	—	(2)	—	—
						11,482	11,284	1.7	11,482

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Diligent Corporation(5)	One stop	L + 6.25%		N/A(6)	08/2025	$—	$(7)	—%	$5
Diligent Corporation(5)	One stop	L + 6.25%		N/A(6)	08/2025	—	(49)	—	13
EveryAction Intermediate Holding Corporation#	One stop	L + 7.00%	(c)	8.00%	04/2027	5,141	5,091	0.8	5,090
EveryAction Intermediate Holding Corporation(5)	One stop	L + 7.00%		N/A(6)	04/2027	—	(1)	—	(1)
GS Acquisitionco, Inc.#~	One stop	L + 5.75%	(c)	6.75%	05/2024	15,442	15,325	2.3	15,442
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)	6.75%	05/2024	4,349	4,315	0.7	4,349
GS Acquisitionco, Inc.~	One stop	L + 5.75%	(c)	6.75%	05/2024	2,775	2,736	0.4	2,775
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)	6.75%	05/2024	1,597	1,585	0.2	1,597
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)	6.75%	05/2024	1,138	1,129	0.2	1,138
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)	6.75%	05/2024	1,050	1,042	0.2	1,050
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)	6.75%	05/2024	658	652	0.1	658
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)	6.75%	05/2024	128	127	—	128
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)(d)	6.75%	05/2024	82	81	—	82
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)	6.75%	05/2024	39	38	—	39
GS Acquisitionco, Inc.(5)	One stop	L + 5.75%		N/A(6)	05/2024	—	(1)	—	—
ICIMS, Inc.#	One stop	L + 6.50%	(c)	7.50%	09/2024	3,240	3,207	0.5	3,240
ICIMS, Inc.#	One stop	L + 6.50%	(c)	7.50%	09/2024	1,065	1,058	0.2	1,065
ICIMS, Inc.#	One stop	L + 6.50%	(c)	7.50%	09/2024	621	616	0.1	621
ICIMS, Inc.	One stop	L + 6.50%	(c)	7.50%	09/2024	44	44	—	44
Impartner, Inc.#	One stop	L + 9.50%	(c)	9.30% cash/2.00% PIK	08/2025	1,173	1,167	0.2	1,217
Impartner, Inc.	One stop	L + 9.50%	(c)	9.30% cash/2.00% PIK	08/2025	92	92	—	96
Impartner, Inc.	One stop	L + 7.50%		N/A(6)	08/2025	—	—	—	4
Impartner, Inc.	One stop	L + 7.50%		N/A(6)	08/2025	—	—	—	—
Instructure, Inc.#	One stop	L + 5.50%	(a)	6.50%	03/2026	27,011	26,733	4.1	27,011
Instructure, Inc.(5)	One stop	L + 5.50%		N/A(6)	03/2026	—	(1)	—	—
Integral Ad Science, Inc.#	One stop	L + 5.00%	(c)	6.00%	07/2024	3,578	3,544	0.5	3,578
Integral Ad Science, Inc.	One stop	L + 6.00%		N/A(6)	07/2023	—	—	—	—
Integration Appliance, Inc.#	One stop	L + 7.25%	(c)	8.25%	08/2023	14,125	14,065	2.1	14,125
Integration Appliance, Inc.	One stop	L + 7.25%	(c)	8.25%	08/2023	1	1	—	1
Invoice Cloud, Inc.	One stop	L + 6.50%	(c)	4.25% cash/3.25% PIK	02/2024	1,141	1,136	0.2	1,141
Invoice Cloud, Inc.	One stop	L + 6.50%	(c)	4.25% cash/3.25% PIK	02/2024	932	928	0.1	932
Invoice Cloud, Inc.	One stop	L + 6.00%		N/A(6)	02/2024	—	—	—	—
Juvare, LLC~	One stop	L + 5.75%	(c)	6.75%	10/2026	3,012	2,978	0.5	3,012
Juvare, LLC	One stop	P + 4.75%	(c)(e)	7.44%	10/2026	695	687	0.1	695
Juvare, LLC(5)	One stop	L + 5.75%		N/A(6)	04/2026	—	(1)	—	—
Kaseya Traverse Inc#	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	14,885	14,694	2.3	14,885
Kaseya Traverse Inc	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	1,745	1,731	0.3	1,745
Kaseya Traverse Inc	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	575	561	0.1	575
Kaseya Traverse Inc	One stop	L + 6.50%	(c)	7.50%	05/2025	51	50	—	50
Mindbody, Inc.	One stop	L + 8.50%	(c)	8.00% cash/1.50% PIK	02/2025	11,884	11,814	1.8	11,884
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Mindbody, Inc.(5)	One stop	L + 8.00%		N/A(6)	02/2025	$—	$(1)	—%	$(2)
Ministry Brands, LLC#	Senior loan	L + 4.00%	(a)	5.00%	12/2022	492	488	0.1	492
Ministry Brands, LLC#	Senior loan	L + 4.00%	(a)	5.00%	12/2022	220	220	—	220
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	5.00%	12/2022	129	129	—	129
Ministry Brands, LLC#	Senior loan	L + 4.00%	(a)	5.00%	12/2022	126	126	—	126
mParticle, Inc.#	One stop	L + 10.25%	(c)	7.50% cash/3.75% PIK	09/2025	1,927	1,905	0.3	1,905
mParticle, Inc.	One stop	L + 10.25%	(c)	N/A(6)	09/2025	—	—	—	—
Namely, Inc.#	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	2,138	2,027	0.3	2,138
Namely, Inc.	One stop	L + 7.50%	(c)	8.25% cash/1.25% PIK	06/2024	805	766	0.1	805
Namely, Inc.	One stop	L + 7.50%	(a)	8.25% cash/1.25% PIK	06/2024	35	35	—	35
Neo Bidco GMBH(7)(8)(12)	One stop	E + 6.00%		N/A(6)	12/2027	—	—	—	—
Neo Bidco GMBH#(5)(7)(8)(12)	One stop	E + 6.00%		N/A(6)	06/2028	—	—	—	(38)
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH#	One stop	L + 7.75%	(c)	7.50% cash/1.75% PIK	10/2024	133	129	—	141
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	One stop	L + 6.00%		N/A(6)	10/2024	—	—	—	1
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH(5)	One stop	L + 7.75%		N/A(6)	10/2024	—	(5)	—	73
PDI TA Holdings, Inc.#~	One stop	L + 4.50%	(c)	5.50%	10/2024	3,382	3,353	0.5	3,382
PDI TA Holdings, Inc.#	Second lien	L + 8.50%	(c)	9.50%	10/2025	1,356	1,338	0.2	1,356
PDI TA Holdings, Inc.#	One stop	L + 4.50%	(d)	5.50%	10/2024	277	274	—	277
PDI TA Holdings, Inc.(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(3)	—	—
PDI TA Holdings, Inc.(5)	Second lien	L + 8.50%		N/A(6)	10/2025	—	(1)	—	—
Personify, Inc.~	One stop	L + 5.75%	(c)	6.75%	09/2024	3,394	3,376	0.5	3,394
Personify, Inc.~	One stop	L + 5.75%	(c)	6.75%	09/2024	2,045	2,027	0.3	2,045
Personify, Inc.	One stop	L + 5.75%		N/A(6)	09/2024	—	—	—	—
Pluralsight, LLC#	One stop	L + 8.00%	(c)	9.00%	03/2027	5,069	5,020	0.8	5,018
Pluralsight, LLC(5)	One stop	L + 8.00%		N/A(6)	03/2027	—	(1)	—	(1)
Pyramid Healthcare Acquisition Corp.#	One stop	L + 5.00%	(c)	6.00%	05/2027	7,338	7,266	1.1	7,265
Pyramid Healthcare Acquisition Corp.(5)	One stop	L + 5.00%		N/A(6)	05/2027	—	(2)	—	(2)
Pyramid Healthcare Acquisition Corp.(5)	One stop	L + 5.00%		N/A(6)	05/2027	—	(25)	—	(25)
RegEd Aquireco, LLC~	Senior loan	L + 4.25%	(a)	5.25%	12/2024	1,208	1,201	0.2	1,148
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)(e)	5.32%	12/2024	66	65	—	58
Rodeo Buyer Company & Absorb Software Inc.#	One stop	L + 6.25%	(c)	7.25%	05/2027	1,760	1,743	0.3	1,742
Rodeo Buyer Company & Absorb Software Inc.(5)	One stop	L + 6.25%		N/A(6)	05/2027	—	—	—	(1)
SnapLogic, Inc.	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	1,072	1,068	0.2	1,072
SnapLogic, Inc.#(5)	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	3	(1)	—	3
SnapLogic, Inc.	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	—
Sontatype, Inc.#	One stop	L + 6.75%	(c)	7.75%	12/2025	12,912	12,816	2.0	12,912
Sontatype, Inc.(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(2)	—	—
Spartan Buyer Acquisition Co.#	One stop	L + 6.50%	(c)	7.50%	12/2026	12,707	12,563	1.9	12,707
Spartan Buyer Acquisition Co.(5)	One stop	L + 6.50%		N/A(6)	12/2026	—	(3)	—	—
Telesoft Holdings LLC#~	One stop	L + 5.75%	(c)	6.75%	12/2025	21,009	20,654	3.2	21,009
Telesoft Holdings LLC(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(4)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
TI Intermediate Holdings, LLC~	Senior loan	L + 4.50%	(a)	4.60%	12/2024	$814	$809	0.1%	$814
TI Intermediate Holdings, LLC#	Senior loan	L + 4.50%	(a)	5.50%	12/2024	218	214	0.1	221
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	4.60%	12/2024	8	7	—	8
TI Intermediate Holdings, LLC(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(2)	—	1
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	1,945	1,922	0.3	1,945
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	7.25%	03/2025	1,287	1,275	0.2	1,287
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	497	491	0.1	497
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	475	469	0.1	475
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	470	464	0.1	470
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	438	432	0.1	438
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	402	397	0.1	402
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	7.25%	03/2025	308	301	—	308
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	301	298	—	301
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	201	198	0.1	201
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	181	179	—	181
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	85	84	0.1	85
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	82	81	—	82
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	7.25%	03/2024	35	33	—	35
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	18	17	—	18
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	16	16	—	16
Transact Holdings, Inc.#	Senior loan	L + 4.75%	(a)	4.85%	04/2026	752	744	0.1	748
Trintech, Inc.~	One stop	L + 6.00%	(c)	7.00%	12/2024	2,077	2,061	0.3	2,077
Trintech, Inc.~	One stop	L + 6.00%	(c)	7.00%	12/2024	1,033	1,025	0.2	1,033
Trintech, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2024	50	49	—	50
Vector CS Midco Limited & Cloudsense Ltd.(7)(8)(9)	One stop	L + 8.05%	(g)	4.50% cash/3.55% PIK	05/2024	2,041	2,030	0.3	1,943
Vector CS Midco Limited & Cloudsense Ltd.(7)(8)(9)	One stop	L + 8.05%	(g)	4.50% cash/3.55% PIK	05/2024	68	67	—	65
Workforce Software, LLC#	One stop	L + 6.50%	(c)	7.50%	07/2025	11,039	10,864	1.7	11,039
Workforce Software, LLC#	One stop	L + 6.50%	(c)	7.50%	07/2025	1,956	1,937	0.3	1,956
Workforce Software, LLC(5)	One stop	L + 6.50%		N/A(6)	07/2025	—	(1)	—	—
Appfire Technologies, LLC#~	One stop	L + 5.00%	(c)	6.00%	03/2027	13,362	13,175	2.0	13,312
Appfire Technologies, LLC(5)	One stop	L + 5.00%		N/A(6)	03/2027	—	(1)	—	(1)
Appfire Technologies, LLC	One stop	L + 5.00%		N/A(6)	03/2027	—	—	—	—
Apptio, Inc. #	One stop	L + 7.25%	(d)	8.25%	01/2025	12,605	12,455	1.9	12,605
Apptio, Inc.	One stop	L + 7.25%	(d)	8.25%	01/2025	38	37	—	38
Aras Corporation#	One stop	L + 7.00%	(c)	4.25% cash/3.75% PIK	04/2027	3,947	3,909	0.6	3,908
Aras Corporation(5)	One stop	L + 6.50%		N/A(6)	04/2027	—	(1)	—	(1)
Aras Corporation(5)	One stop	L + 6.50%		N/A(6)	04/2027	—	(5)	—	(5)
Astute Holdings, Inc. ~	One stop	L + 6.50%	(c)	7.50%	04/2025	2,764	2,741	0.4	2,764
Astute Holdings, Inc.	One stop	L + 6.50%	(c)	7.50%	04/2025	1,152	1,143	0.2	1,152
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Astute Holdings, Inc. (5)	One stop	L + 6.50%		N/A(6)	04/2025	$—	$(1)	—%	$—
Axiom Merger Sub Inc.	One stop	L + 6.00%	(c)(d)	7.00%	04/2026	1,144	1,128	0.2	1,133
Axiom Merger Sub Inc.	One stop	L + 6.00%	(c)	7.00%	04/2026	984	974	0.1	974
Axiom Merger Sub Inc.(7)(8)	One stop	E + 5.50%	(f)	5.50%	04/2026	477	470	0.1	496
Axiom Merger Sub Inc.(5)	One stop	L + 6.00%		N/A(6)	04/2026	—	(1)	—	—
Axiom Merger Sub Inc.(5)	One stop	L + 6.00%		N/A(6)	04/2026	—	(3)	—	(3)
Azul Systems, Inc.~	Senior loan	L + 4.50%	(c)	5.50%	04/2027	9,492	9,414	1.4	9,492
Azul Systems, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(1)	—	—
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(c)	5.25%	07/2026	574	569	0.1	574
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.25%	07/2026	203	202	—	203
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(c)	5.25%	07/2026	152	151	—	152
Bearcat Buyer, Inc.	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Beqom North America, Inc.#	One stop	L + 7.50%	(d)	7.00% cash/1.50% PIK	06/2026	363	361	0.1	379
Beqom North America, Inc.	One stop	L + 6.00%		N/A(6)	06/2026	—	—	—	—
Bullhorn, Inc.#~	One stop	L + 5.75%	(c)	6.75%	09/2026	13,443	13,238	2.0	13,471
Bullhorn, Inc.(7)(8)	One stop	L + 6.00%	(g)	6.08%	09/2026	2,399	2,362	0.4	2,701
Bullhorn, Inc.#(7)(8)	One stop	E + 5.75%	(f)	5.75%	09/2026	963	948	0.2	1,035
Bullhorn, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2026	660	650	0.1	662
Bullhorn, Inc.~	One stop	L + 5.75%	(c)	6.75%	09/2026	605	592	0.1	606
Bullhorn, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2026	526	518	0.1	528
Bullhorn, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(4)	—	1
Bullhorn, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(22)	—	3
Burning Glass Intermediate Holdings Company, Inc.#	One stop	L + 5.00%	(a)	6.00%	06/2028	3,844	3,768	0.6	3,806
Burning Glass Intermediate Holdings Company, Inc.(5)	One stop	L + 5.00%		N/A(6)	06/2026	—	(2)	—	(1)
Calabrio, Inc. #	One stop	L + 7.00%	(c)	8.00%	04/2027	21,174	20,867	3.2	20,856
Calabrio, Inc. (5)	One stop	L + 7.00%		N/A(6)	04/2027	—	(4)	(0.1)	(4)
Cloudbees, Inc.	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	849	840	0.1	849
Cloudbees, Inc.#	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	706	695	0.1	706
Cloudbees, Inc.	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	498	497	0.1	498
Cloudbees, Inc.	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
Confluence Technologies, Inc.~	One stop	L + 5.50%	(a)	6.50%	03/2024	8,352	8,316	1.3	8,352
Confluence Technologies, Inc.	One stop	L + 5.50%	(a)	6.50%	03/2024	60	59	—	60
Digital Guardian, Inc.	One stop	L + 9.50%	(c)	7.50% cash/3.00% PIK	06/2023	1,737	1,732	0.3	1,857
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	06/2023	2	1	—	2
Digital Guardian, Inc.	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	1
Diligent Corporation#~	One stop	L + 6.25%	(c)	7.25%	08/2025	27,842	27,529	4.2	28,017
Diligent Corporation#	One stop	L + 5.75%	(c)	6.75%	08/2025	2,364	2,342	0.4	2,338
						357,950	353,807	54.5	357,882

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
2nd Ave. LLC#	One stop	L + 6.50%	(d)	7.50%	09/2025	$1,370	$1,360	0.2%	$1,370
2nd Ave. LLC	One stop	L + 6.50%		N/A(6)	09/2025	—	—	—	—
Consilio Midco Limited#(7)(13)	One stop	L + 5.75%	(c)	6.75%	05/2028	4,528	4,439	0.7	4,483
Consilio Midco Limited(5)(7)(13)	One stop	L + 5.75%		N/A(6)	05/2028	—	(2)	—	(1)
Consilio Midco Limited(5)(7)(13)	One stop	L + 5.75%		N/A(6)	05/2028	—	(17)	—	(17)
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	1,527	1,519	0.2	1,512
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	1,454	1,443	0.2	1,439
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	1,113	1,106	0.2	1,102
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	880	875	0.1	871
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	750	746	0.1	743
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	620	616	0.1	614
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	600	597	0.1	594
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	489	485	0.1	484
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	446	444	0.1	442
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	445	442	0.1	440
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	411	406	0.1	407
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	407	403	0.1	403
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	384	382	0.1	381
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	378	374	0.1	374
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	375	370	0.1	371
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	353	349	0.1	350
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	349	347	0.1	345
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	322	319	—	319
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	313	311	—	310
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	289	287	—	286
Imperial Optical Midco Inc.	One stop	L + 6.25%	(c)	7.25%	08/2023	260	257	—	257
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	253	251	—	250
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	249	246	—	246
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	246	243	—	244
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	195	193	—	193
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	191	190	0.1	189
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	179	176	—	177
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	177	174	—	175
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	175	173	—	173
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	164	162	—	162
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	$159	$158	—%	$158
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	153	151	—	151
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	151	149	—	149
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	148	147	—	146
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	147	145	—	145
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	145	143	—	143
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	140	138	—	139
Imperial Optical Midco Inc.(7)	One stop	L + 6.25%	(a)	7.25%	08/2023	126	124	—	125
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	116	115	—	115
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	108	108	—	107
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	104	103	—	103
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	97	96	—	96
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	96	95	—	95
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	95	95	—	95
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	91	90	—	90
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	90	89	—	89
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	85	84	0.1	84
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	80	79	—	79
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	78	77	—	77
Imperial Optical Midco Inc.(7)	One stop	L + 6.25%	(a)	7.25%	08/2023	72	71	—	72
Imperial Optical Midco Inc.	One stop	L + 6.25%	(c)	7.25%	08/2023	69	68	—	68
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	68	67	—	67
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	62	61	—	61
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	59	59	—	59
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	58	57	—	57
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	56	56	—	56
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	55	54	—	54
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	54	53	0.1	54
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	52	52	—	52
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	51	50	—	50
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	49	49	—	49
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	42	42	—	42
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	42	42	—	42
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	37	37	—	36
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	33	32	—	32
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	32	31	—	31
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	$31	$31	0.1%	$31
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	25	25	—	25
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	25	25	—	25
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	24	24	—	24
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	24	23	—	23
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	24	24	—	24
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	23	23	—	23
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	22	22	—	22
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	21	21	—	21
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	17	17	—	17
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	17	17	—	17
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	15	15	—	15
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	11	11	—	11
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	11	10	—	10
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	9	9	—	9
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	9	9	—	9
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	5	5	—	5
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	4	4	—	4
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	3	3	—	3
Imperial Optical Midco Inc.(5)	One stop	L + 6.25%		N/A(6)	08/2023	—	—	—	(1)
Imperial Optical Midco Inc.(5)	One stop	L + 6.25%		N/A(6)	08/2023	—	(18)	—	(15)
Jet Equipment & Tools Ltd.(7)(8)(10)	One stop	L + 5.25%	(j)	6.25%	11/2024	4,224	4,195	0.6	4,454
Jet Equipment & Tools Ltd.(7)(10)~	One stop	L + 5.25%	(a)	6.25%	11/2024	3,330	3,310	0.5	3,327
Jet Equipment & Tools Ltd.#(7)(8)(10)	One stop	L + 5.50%	(j)	6.50%	11/2024	1,310	1,299	0.2	1,403
Jet Equipment & Tools Ltd.(7)(10)~	One stop	L + 5.25%	(a)	6.25%	11/2024	1,023	1,017	0.2	1,022
Jet Equipment & Tools Ltd.(7)(10)~	One stop	L + 5.25%	(a)	6.25%	11/2024	394	391	0.1	393
Jet Equipment & Tools Ltd.(7)(10)	One stop	P + 4.25%	(a)(e)	7.08%	11/2024	30	30	—	30
Jet Equipment & Tools Ltd.(7)(8)(10)	One stop	L + 5.25%		N/A(6)	11/2024	—	—	—	—
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	1,688	1,688	0.3	1,671
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	403	399	0.1	399
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	371	368	0.1	368
PPV Intermediate Holdings II, LLC(7)~	One stop	L + 6.50%	(a)	7.50%	05/2023	358	354	0.1	354
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	346	346	0.1	343
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	322	319	—	319
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(c)	7.50%	05/2023	270	267	—	267
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	268	266	—	266
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	255	252	—	252
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	207	207	—	205
PPV Intermediate Holdings II, LLC(7)~	One stop	L + 6.50%	(a)	7.50%	05/2023	183	182	—	182
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	149	145	—	148
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	45	44	—	44
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	9	9	—	9
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
PPV Intermediate Holdings II, LLC(5)	One stop	L + 6.50%		N/A(6)	05/2023	$—	$—	—%	$(1)
PPV Intermediate Holdings II, LLC(5)	One stop	L + 6.50%		N/A(6)	05/2023	—	(9)	—	(9)
Sola Franchise, LLC and Sola Salon Studios, LLC~	One stop	L + 5.50%	(c)	6.50%	10/2024	984	978	0.1	984
Sola Franchise, LLC and Sola Salon Studios, LLC~	One stop	L + 5.50%	(c)	6.50%	10/2024	665	661	0.1	665
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 5.50%		N/A(6)	10/2024	—	—	—	—
Titan Fitness, LLC#	One stop	L + 6.75%	(b)(c)	5.75% cash/2.00% PIK	02/2025	6,668	6,608	0.9	5,999
Titan Fitness, LLC	One stop	L + 6.75%	(c)	5.75% cash/2.00% PIK	02/2025	787	780	0.1	708
Titan Fitness, LLC	One stop	L + 6.75%	(c)	5.75% cash/2.00% PIK	02/2025	239	237	—	214
Vermont Aus Pty Ltd(7)(8)(11)	Senior loan	L + 4.75%	(i)	4.83%	02/2025	439	434	0.1	479
Vermont Aus Pty Ltd#(7)(8)(11)	Senior loan	L + 4.00%	(i)	4.08%	02/2025	230	226	—	218
Vermont Aus Pty Ltd(7)(8)(11)	Senior loan	L + 4.75%	(i)	4.83%	02/2025	32	30	0.1	39
						48,601	48,126	7.0	47,870
Textiles, Apparel and Luxury Goods
Dollfus Mieg Company, Inc.#(7)(9)	One stop	L + 6.00%	(c)	6.50%	03/2028	393	388	0.1	388
Dollfus Mieg Company, Inc.#(7)(9)	One stop	L + 6.00%	(c)	6.50%	03/2028	196	193	—	193
Dollfus Mieg Company, Inc.#(7)(9)	One stop	L + 6.00%	(c)	6.50%	03/2028	172	170	—	170
Dollfus Mieg Company, Inc.(5)(7)(8)(9)	One stop	L + 6.00%		N/A(6)	03/2028	—	(10)	—	(10)
						761	741	0.1	741
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.#	One stop	L + 5.50%	(c)	6.50%	06/2028	1,388	1,360	0.2	1,360
Marcone Yellowstone Buyer Inc.(5)	One stop	L + 5.50%		N/A(6)	06/2028	—	(64)	—	(64)
						1,388	1,296	0.2	1,296
Water Utilities
S.J. Electro Systems, Inc.#	Senior loan	L + 4.50%	(a)	5.50%	06/2027	1,050	1,040	0.2	1,040
S.J. Electro Systems, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	06/2027	—	(32)	—	(32)
S.J. Electro Systems, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	06/2027	—	(2)	—	(2)
						1,050	1,006	0.2	1,006

Total debt investments						$1,155,185	$1,141,319	174.9%	$1,149,798

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Automobiles
MOP GM Holding, LLC	LP units	N/A	N/A	N/A	—	$130	—%	$199
Quick Quack Car Wash Holdings, LLC	Preferred stock	N/A	N/A	N/A	—	93	—	114
						223	—	313
Biotechnology
BIO18 Borrower, LLC(16)	Preferred stock	N/A	N/A	N/A	141	246	0.1	587

Chemicals
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	34	—	22

Diversified Consumer Services
CHHJ Franchising, LLC	Common Stock	N/A	N/A	N/A	8	79	0.1	82
EWC Growth Partners LLC	LP interest	N/A	N/A	N/A	—	25	—	2
Liminex, Inc.	LP units	N/A	N/A	N/A	6	201	0.1	241
						305	0.2	325
Electronic Equipment, Instruments, and Components
ES Acquisition LLC	Preferred stock	N/A	N/A	N/A	—	333	0.1	648

Food & Staples Retailing
Captain D's, LLC	LLC interest	N/A	N/A	N/A	15	15	—	70
Mendocino Farms, LLC	LLC interest	N/A	N/A	N/A	59	257	0.1	468
Ruby Slipper Cafe LLC, The	LP interest	N/A	N/A	N/A	6	61	—	15
Ruby Slipper Cafe LLC, The	LP interest	N/A	N/A	N/A	—	4	—	3
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	103	103	—	127
Wood Fired Holding Corp.	Preferred stock	N/A	N/A	N/A	103	—	—	49
Zenput Inc.	Preferred stock	N/A	N/A	N/A	57	158	—	158
						598	0.1	890
Food Products
Borrower R365 Holdings, LLC	Preferred stock	N/A	N/A	N/A	30	40	—	40
FCID Merger Sub, Inc.	LLC units	N/A	N/A	N/A	1	130	—	132
						170	—	172
Health Care Equipment & Supplies
Aspen Medical Products, LLC	LP interest	N/A	N/A	N/A	—	17	—	31
Blue River Pet Care, LLC	Common Stock	N/A	N/A	N/A	—	207	0.1	375
CCSL Holdings, LLC	Preferred stock	N/A	N/A	N/A	—	125	—	129
CMI Parent Inc.	Common Stock	N/A	N/A	N/A	—	492	0.1	568
CMI Parent Inc.	Warrant	N/A	N/A	N/A	5	5	—	—
						846	0.2	1,103
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	Common Stock	N/A	N/A	N/A	41	$41	—%	$49
CRH Healthcare Purchaser, Inc.(16)	LLC units	N/A	N/A	N/A	102	68	—	271
Elite Dental Partners LLC	Warrant	N/A	N/A	N/A	—	445	0.1	502
Elite Dental Partners LLC	Warrant	N/A	N/A	N/A	—	192	—	231
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	19
Emerge Intermediate, Inc.	Common Stock	N/A	N/A	N/A	—	165	—	94
Emerge Intermediate, Inc.	Common Stock	N/A	N/A	N/A	—	10	—	10
Emerge Intermediate, Inc.	Common Stock	N/A	N/A	N/A	2	2	—	—
Encorevet Group LLC	Common Stock	N/A	N/A	N/A	2	223	—	326
Encorevet Group LLC	LLC units	N/A	N/A	N/A	1	118	—	163
Krueger-Gilbert Health Physics, LLC	Common Stock	N/A	N/A	N/A	51	52	—	64
MD Now Holdings, Inc.	Common Stock	N/A	N/A	N/A	3	23	—	38
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A	N/A	—	13	—	15
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A	N/A	3	—	—	46
NDX Parent, LLC	Common Stock	N/A	N/A	N/A	—	106	—	106
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(7)(8)(10)	Common Stock	N/A	N/A	N/A	3	117	—	114
Summit Behavioral Healthcare, LLC	LLC units	N/A	N/A	N/A	—	16	—	21
Summit Behavioral Healthcare, LLC	LLC units	N/A	N/A	N/A	—	—	—	9
						1,591	0.1	2,078
Health Care Technology
Caliper Software, Inc.	LLC units	N/A	N/A	N/A	1	596	0.1	809
Caliper Software, Inc.	Common Stock	N/A	N/A	N/A	—	340	0.1	361
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	—	211	—	210
Caliper Software, Inc.	LLC units	N/A	N/A	N/A	53	53	—	330
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	—	15	—	17
Caliper Software, Inc.	LP interest	N/A	N/A	N/A	—	8	—	12
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	26	26	—	51
HSI Halo Acquisition, Inc.	LLC units	N/A	N/A	N/A	—	75	—	59
HSI Halo Acquisition, Inc.	LLC units	N/A	N/A	N/A	—	—	—	—
						1,324	0.2	1,849

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets		Fair Value (4)
Hotels, Restaurants and Leisure
Freddy's Frozen Custard LLC	Common Stock	N/A	N/A	N/A	81	$81	—	~~%~~	$89
SSRG Holdings, LLC	LP interest	N/A	N/A	N/A	40	399	0.1		407
Tropical Smoothie Cafe Holdings, LLC(16)	LLC interest	N/A	N/A	N/A	2	191	—		290
						671	0.1		786
Household Durables
Groundworks LLC	Common Stock	N/A	N/A	N/A	—	53	—		127

Insurance
Majesco	Common Stock	N/A	N/A	N/A	—	124	—		131
Majesco	Common Stock	N/A	N/A	N/A	28	—	—		61
Orchid Underwriters Agency, LLC(16)	Common Stock	N/A	N/A	N/A	22	22	—		22
						146	—		214

IT Services
Appriss Health Intermediate Holdings, Inc	Preferred stock	N/A	N/A	N/A	1	787	0.2		786
Appriss Holdings, Inc.	Preferred stock	N/A	N/A	N/A	—	52	—		69
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	LLC units	N/A	N/A	N/A	217	170	0.2		1,438
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	57	156	0.1		408
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Warrant	N/A	N/A	N/A	75	59	0.1		460
Episerver, Inc.	LLC interest	N/A	N/A	N/A	17	173	—		168
PCS Intermediate II Holdings, LLC	Preferred stock	N/A	N/A	N/A	13	126	—		171
Red Dawn SEI Buyer, Inc.	Warrant	N/A	N/A	N/A	219	219	—		304
Saturn Borrower Inc.	LP units	N/A	N/A	N/A	139	139	—		126
						1,881	0.6		3,930
Leisure Products
WBZ Investment LLC	LP interest	N/A	N/A	N/A	15	24	—		16
WBZ Investment LLC	Preferred stock	N/A	N/A	N/A	10	16	—		11
WBZ Investment LLC	Warrant	N/A	N/A	N/A	9	13	—		9
WBZ Investment LLC	LLC units	N/A	N/A	N/A	8	12	—		8
WBZ Investment LLC	LLC units	N/A	N/A	N/A	3	5	—		3
WBZ Investment LLC	Preferred stock	N/A	N/A	N/A	—	—	—		—
						70	—		47
Pharmaceuticals
Amalthea Parent, Inc.(7)(10)	Common Stock	N/A	N/A	N/A	199	199	—		214

Professional Services
Net Health Acquisition Corp.	LLC units	N/A	N/A	N/A	1	133	—		165
Nexus Brands Group, Inc.	LLC interest	N/A	N/A	N/A	—	49	—		111
						182	—		276
Real Estate Management & Development
Property Brands, Inc.	Preferred stock	N/A	N/A	N/A	11	60	—		69

Road & Rail
Internet Truckstop Group LLC	LP interest	N/A	N/A	N/A	146	146	—		159

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Aras Corporation	Preferred stock	N/A	N/A	N/A	—	$396	0.1%	$397
Aras Corporation	Preferred stock	N/A	N/A	N/A	121	121	—	121
Astute Holdings, Inc.	LP interest	N/A	N/A	N/A	—	83	—	167
Calabrio, Inc.	Common Stock	N/A	N/A	N/A	—	306	—	306
Calabrio, Inc.	Common Stock	N/A	N/A	N/A	38	—	—	—
Cloudbees, Inc.	LP interest	N/A	N/A	N/A	15	93	—	105
Cloudbees, Inc.	LLC interest	N/A	N/A	N/A	27	40	—	126
Confluence Technologies, Inc.	LLC interest	N/A	N/A	N/A	—	53	0.1	162
Digital Guardian, Inc.	LP interest	N/A	N/A	N/A	72	87	—	99
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	25	43	—	43
Digital Guardian, Inc.	LLC units	N/A	N/A	N/A	15	27	—	26
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	14	25	—	25
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	25	4	—	—
Diligent Corporation	Preferred stock	N/A	N/A	N/A	7	6,499	1.0	6,866
GS Acquisitionco, Inc.	Preferred stock	N/A	N/A	N/A	1	1,127	0.2	1,188
GS Acquisitionco, Inc.	LLC interest	N/A	N/A	N/A	—	44	—	318
MetricStream, Inc.	Warrant	N/A	N/A	N/A	44	67	—	55
mParticle, Inc.	LLC units	N/A	N/A	N/A	16	6	—	86
Namely, Inc.	LP units	N/A	N/A	N/A	24	163	—	168
Namely, Inc.	Preferred stock	N/A	N/A	N/A	8	14	—	12
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	LLC units	N/A	N/A	N/A	2	6	—	13
Personify, Inc.	LP interest	N/A	N/A	N/A	163	171	—	274
Pride Midco, Inc.(16)	LLC units	N/A	N/A	N/A	1	556	0.1	726
Pyramid Healthcare Acquisition Corp.	Common Stock	N/A	N/A	N/A	73	73	—	73
RegEd Aquireco, LLC	Preferred stock	N/A	N/A	N/A	—	73	—	35
RegEd Aquireco, LLC	Common Stock	N/A	N/A	N/A	1	—	—	—
SnapLogic, Inc.	LLC units	N/A	N/A	N/A	66	164	0.1	375
SnapLogic, Inc.	LLC units	N/A	N/A	N/A	16	6	—	65
Spartan Buyer Acquisition Co.	LLC units	N/A	N/A	N/A	—	216	—	250
Telesoft Holdings LLC	Common Stock	N/A	N/A	N/A	131	131	—	114
						10,594	1.6	12,195
Specialty Retail
2nd Ave. LLC	LLC units	N/A	N/A	N/A	157	157	—	192
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A	N/A	—	110	—	125
Imperial Optical Midco Inc.	LP units	N/A	N/A	N/A	—	42	—	46
Jet Equipment & Tools Ltd.(7)(8)(10)	LLC interest	N/A	N/A	N/A	—	173	0.1	664
PPV Intermediate Holdings II, LLC	LLC units	N/A	N/A	N/A	113	113	—	205
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC interest	N/A	N/A	N/A	1	130	—	172
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC interest	N/A	N/A	N/A	—	26	—	36
						751	0.1	1,440
Textiles, Apparel and Luxury Goods
MakerSights, Inc.	Preferred stock	N/A	N/A	N/A	16	85	—	85

Total equity investments						$20,508	3.4%	$27,529

Total investments					$1,155,185	$1,161,827	178.3%	$1,177,327

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.00% (17)			$4,120	0.6	$4,120
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (CUSIP 61747C707)			0.03%(17)			3,020	0.5	3,020
Total money market funds						$7,140	1.1%	$7,140

Total investments and money market funds						$1,168,967	179.4%	$1,184,467
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2021
(In thousands)

#	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 8).
~	Denotes that all or a portion of the loan secures the notes offered in the 2021 Debt Securitization (as defined in Note 8).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars or U.K. pound sterling (‘‘GBP’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’) or Prime (‘‘P’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR, EURIBOR, or Prime and the weighted average current interest rate in effect as of June 30, 2021. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. Listed below are the index rates as of June 30, 2021, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2021, as the loan may have priced or repriced based on an index rate prior to June 30, 2021.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.10% as of June 30, 2021.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 0.13% as of June 30, 2021.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.15% as of June 30, 2021.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 0.16% as of June 30, 2021.
(e) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.25% as of June 30, 2021.
(f) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.55% as of June 30, 2021.
(g) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.08% as of June 30, 2021.
(h) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.11% as of June 30, 2021.
(i) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.08% as of June 30, 2021.
(j) Denotes that all or a portion of the loan was indexed to the 30-day Canadian Bankers Acceptances Rate, which was 0.41% as of June 30, 2021.
(k) Denotes that all or a portion of the loan was indexed to the 90-day Canadian Bankers Acceptances Rate, which was 0.44% as of June 30, 2021.
(2)For portfolio companies with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2021.
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
(6)The entire commitment was unfunded as of June 30, 2021. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2021, total non-qualifying assets at fair value represented 8.1% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(17)The rate shown is the annualized seven-day yield as of June 30, 2021.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2021, interest income included $1,292 and $3,907, respectively, of accretion of discounts. For the three and nine months ended June 30, 2020, interest income included $828 and $2,500, respectively, of accretion of discounts. For the three and nine months ended June 30, 2021, the Company received loan origination fees of $2,961 and $6,682, respectively. For the three and nine months ended June 30, 2020, the Company received loan origination fees of $350 and $4,980, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2021, the Company capitalized PIK interest of $686 and $1,853, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2020, the Company capitalized PIK interest of $372 and $1,267, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and nine months ended June 30, 2021, fee income included $271 and $730, respectively, of prepayment premiums, which fees are non-recurring. For the three and nine months ended June 30, 2020, fee income included $141 and $173, respectively, of prepayment premiums, which fees are non-recurring.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and nine months ended June 30, 2021, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $18,179 and $50,839, respectively. For the three and nine months ended June 30, 2020, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $14,103 and $42,796, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and nine months ended June 30, 2021, the Company recorded dividend income of $16 and $65, respectively, and return of capital distributions of $0 and $0, respectively. For the three and nine months ended June 30, 2020, the Company recorded dividend income of $0, and $4, respectively, and return of capital distributions of $0 and $0, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2021 and September 30, 2020, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the nine months ended June 30, 2021 and 2020, the Company did not incur U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2021. The Company's tax returns for the 2018 through 2020 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2021 and September 30, 2020, the Company had deferred debt issuance costs of $3,222 and $1,191, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2021 was $518 and $1,435, respectively. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2020 was $343 and $840, respectively.

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

As of June 30, 2021 and September 30, 2020, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2021		As of September 30, 2020
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$936,678	$621,778	$921,786	$507,353

As of June 30, 2021 and September 30, 2020, the ratio of total contributed capital to total capital subscriptions was 66.4% and 55.0%, respectively, and the Company had uncalled capital commitments of $314,900 and $414,433, respectively. During the nine months ended June 30, 2021, undrawn subscriptions totaling $5,999 expired pursuant to the terms of the respective Subscription Agreements. Effective January 1, 2021, the Company entered into an

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

agreement to repurchase shares of common stock and, as a result, canceled subscriptions totaling $100 of which $91 were undrawn. Effective June 30, 2021, the Company entered into an agreement to repurchase shares of common stock and, as a result, canceled subscriptions totaling $150 of which $117 were undrawn.

The following table summarizes the shares of GBDC 3 common stock issued for the nine months ended June 30, 2021 and 2020:

	Date	Shares Issued	NAV ($) per share	Proceeds

Shares issued for the nine months ended June 30, 2020
Issuance of shares	10/14/19	1,900,611.629	15.00	28,509
Issuance of shares	11/18/19	1,900,611.629	15.00	28,509
Issuance of shares	12/19/19	2,660,856.371	15.00	39,913
Issuance of shares	03/30/20	3,205,196.000	15.00	48,078
Shares issued for capital drawdowns		9,667,275.629		$145,009
Issuance of shares (1)	11/26/19	185,724.541	15.00	2,786
Issuance of shares (1)	12/27/19	173,246.102	15.00	2,599
Issuance of shares (1)	02/26/20	170,062.979	15.00	2,551
Issuance of shares (1)	05/22/20	123,254.899	13.64	1,681
Shares issued through DRIP		652,288.521		$9,617

Shares issued for the nine months ended June 30, 2021
Issuance of shares	01/22/21	1,820,560.056	15.00	27,308
Issuance of shares	03/08/21	1,820,560.056	15.00	27,309
Issuance of shares	05/17/21	1,870,328.048	15.00	28,055
Issuance of shares	06/25/21	2,119,629.752	15.00	31,795
Shares issued for capital drawdowns		7,631,077.912		$114,467
Issuance of shares (1)	12/18/20	431,254.910	14.97	6,455	(2)
Issuance of shares (1)	03/11/21	117,853.968	15.00	1,767
Issuance of shares (1)	05/25/21	449,711.990	15.00	6,745
Shares issued through DRIP		998,820.868		$14,967

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

For the three and nine months ended June 30, 2021, the base management fees incurred by the Company were $3,793 and $10,658, respectively, and the base management fees irrevocably waived by the Investment Adviser were $1,034 and $2,906, respectively. For the three and nine months ended June 30, 2020, the base management fees incurred by the Company were $2,836 and $8,029, respectively, and the base management fees irrevocably waived by the Investment Adviser were $774 and $2,190, respectively.

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

For the three and nine months ended June 30, 2021, the Income Incentive Fee incurred was $2,071 and $6,234, respectively. For the three and nine months ended June 30, 2020, the Income Incentive Fee incurred was $(15) and $3,228, respectively. Due to a clerical error and a limitation imposed by the Incentive Fee Cap, the Company recorded an over accrual of the Income Incentive Fee of $1,765 for the three months ended March 31, 2020, which was reversed during the three months ended June 30, 2020. For the three months ended June 30, 2020, the Income Incentive Fee was calculated to be $1,750, resulting in a net Income Incentive Fee for the three months ended June 30, 2020 of ($15) after factoring in the reversal of $1,765 from the three months ended March 31, 2020.

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

For the three and nine months ended June 30, 2021, the Income Incentive Fee irrevocably waived by the Investment Adviser was $71 and $498, respectively. For the three and nine months ended June 30, 2020, the Income Incentive Fee irrevocably waived by the Investment Adviser was $245 and $635, respectively. Due to a clerical error, the Company recorded an over accrual of the Income Incentive Fee waiver of $229 for the three months ended March 31, 2020, which was reversed during the three months ended June 30, 2020. For the three months ended June 30, 2020, the Income Incentive Fee irrevocably waived by the Investment Adviser was calculated to be $127. The Incentive Fee Cap, as defined below, limited the Income Incentive Fee payable for the three months ended June 30,

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

2020, resulting in additional waiver of Income Incentive Fees payable under the Investment Advisory Agreement of $347.

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

For the three and nine months ended June 30, 2021, the accrual for the capital gain incentive fee under GAAP was $984 and $2,355, respectively. For the three and nine months ended June 30, 2020, the accrual for the capital gain incenntive fee under GAAP was $0 and a reversal of $884, respectively. For the three and nine months ended June 30, 2021, the accrual for the Capital Gain Incentive Fee waiver was $246 and $589, respectively. For the three and nine months ended June 30, 2020, the accrual for the Capital Gain Incentive Fee waiver was $0 and $(221), respectively.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of June 30, 2021 and September 30, 2020.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of June 30, 2021, there was $1,766 accrued for the capital gain incentive fee (net of waiver) under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2020, there was no accrual for the capital gain incentive fee (net of waiver) under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the three and nine months ended June 30, 2021, the Company deposited $647 and $1,802, respectively, into the Escrow Account. For the three and nine months ended June 30, 2020, the Company deposited $512 and $1,360, respectively, into the Escrow Account.

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

As of June 30, 2021 and September 30, 2020, included in accounts payable and accrued expenses is $482 and $328, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2021 were $240 and $688, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2020 were $121 and $505, respectively. As of June 30, 2021 and September 30, 2020, included in accounts payable and accrued expenses were $309 and $237, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. On October 1, 2018, GCOP LLC, entered into an additional Subscription Agreement for $10,000. On January 1, 2020, GCOP LLC, entered into an additional Subscription Agreement for $13,000. As of June 30, 2021, GCOP LLC has an aggregate commitment of $23,011. As of June 30, 2021, the Company has issued 871,687.021 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $13,060 and has also issued 88,295.919 shares to GCOP LLC through the DRIP.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of June 30, 2021, the Company has issued 1,834,523.315 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27,500.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of June 30, 2021, permits the Company to borrow a maximum of $40,000 and expires on September 29, 2023. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

On May 24, 2021, the Company and the Investment Adviser entered into a placement agent agreement with an unaffiliated third party for the placement of shares of the Company's common stock. The Company is not responsible for any fees associated with the transaction, as the Investment Adviser is covering all fees payable under the agreement.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 5.    Investments

Investments as of June 30, 2021 and September 30, 2020 consisted of the following:

	As of June 30, 2021			As of September 30, 2020
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$213,442	$211,384	$212,788	$178,191	$176,117	$175,635
One stop	934,189	922,486	929,458	710,463	701,468	695,156
Second lien	7,552	7,448	7,550	4,806	4,734	4,805
Subordinated debt	2	1	2	37	36	46
Equity	N/A	20,508	27,529	N/A	9,140	11,209
Total	$1,155,185	$1,161,827	$1,177,327	$893,497	$891,495	$886,851

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of June 30, 2021		As of September 30, 2020
Amortized Cost:
United States
Mid-Atlantic	$280,207	24.1%	$231,185	25.9%
Midwest	185,859	16.0	163,767	18.4
Northeast	103,641	8.9	51,446	5.8
Southeast	221,447	19.1	175,793	19.7
Southwest	89,713	7.7	99,900	11.2
West	210,977	18.1	144,013	16.1
Canada	48,254	4.1	12,810	1.4
United Kingdom	9,030	0.8	2,038	0.2
Australia	690	0.1	462	0.1
Luxembourg	7,589	0.7	7,626	0.9
Andorra	4,420	0.4	2,455	0.3
Total	$1,161,827	100.0%	$891,495	100.0%
Fair Value:
United States
Mid-Atlantic	$283,944	24.1%	$232,216	26.2%
Midwest	187,376	15.9	161,171	18.2
Northeast	105,155	8.9	51,231	5.8
Southeast	223,078	18.9	173,860	19.6
Southwest	90,679	7.7	98,257	11.1
West	215,847	18.3	145,224	16.4
Canada	49,623	4.3	12,969	1.4
United Kingdom	9,108	0.8	2,029	0.2
Australia	736	0.1	490	0.0 *
Luxembourg	7,316	0.6	7,020	0.8
Andorra	4,465	0.4	2,384	0.3
Total	$1,177,327	100.0%	$886,851	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2021 and September 30, 2020 were as follows:

	As of June 30, 2021		As of September 30, 2020
Amortized Cost:
Airlines	$7,589	0.7%	$7,626	0.9%
Auto Components	3,023	0.3	666	0.1
Automobiles	36,396	3.1	10,291	1.2
Beverages	9,190	0.8	5,289	0.6
Biotechnology	3,685	0.3	3,702	0.4
Chemicals	3,274	0.3	3,286	0.4
Commercial Services and Supplies	24,971	2.1	31,478	3.5
Containers and Packaging	7,017	0.6	4,264	0.5
Diversified Consumer Services	22,103	1.9	2,587	0.3
Diversified Financial Services	19,848	1.7	20,926	2.3
Diversified Telecommunication Services	633	0.1	—	—
Electronic Equipment, Instruments and Components	24,796	2.1	19,900	2.2
Food and Staples Retailing	8,038	0.7	7,241	0.8
Food Products	27,244	2.3	435	— *
Healthcare Equipment and Supplies	34,594	3.0	26,339	3.0
Healthcare Providers and Services	87,159	7.5	57,621	6.5
Health Care Technology	57,140	4.9	55,722	6.3
Hotels, Restaurants and Leisure	51,215	4.4	60,943	6.8
Household Durables	1,821	0.2	1,666	0.2
Household Products	1,663	0.1	1,224	0.1
Industrial Conglomerates	7,214	0.6	1,611	0.2
Insurance	71,758	6.2	37,600	4.2
Internet and Catalog Retail	10,282	0.9	2,360	0.3
IT Services	111,902	9.6	101,354	11.4
Leisure Products	2,526	0.2	2,486	0.3
Machinery	8,481	0.7	7,221	0.8
Marine	6,730	0.6	—	—
Media	2,091	0.2	—	—
Oil, Gas and Consumable Fuels	30,801	2.7	28,604	3.2
Paper and Forest Products	1,996	0.2	2,016	0.2
Pharmaceuticals	15,094	1.3	4,834	0.5
Professional Services	8,369	0.7	6,280	0.7
Real Estate Management and Development	25,348	2.2	25,013	2.8
Road and Rail	11,430	1.0	8,030	0.9
Software	364,401	31.3	291,706	32.7
Specialty Retail	48,877	4.2	48,408	5.4
Textiles, Apparel and Luxury Goods	826	0.1	2,766	0.3
Trading Companies and Distributors	1,296	0.1	—	—
Water Utilities	1,006	0.1	—	—
Total	$1,161,827	100.0%	$891,495	100.0%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2021		As of September 30, 2020
Fair Value:
Airlines	$7,354	0.6%	$7,020	0.8%
Auto Components	3,025	0.3	655	0.1
Automobiles	36,908	3.1	10,547	1.2
Beverages	9,206	0.8	5,162	0.6
Biotechnology	4,051	0.3	3,885	0.4
Chemicals	3,283	0.3	3,105	0.3
Commercial Services and Supplies	25,014	2.1	30,473	3.4
Containers and Packaging	7,102	0.6	4,233	0.5
Diversified Consumer Services	22,236	1.9	2,525	0.3
Diversified Financial Services	20,118	1.7	20,991	2.4
Diversified Telecommunications Services	633	0.1	—	—
Electronic Equipment, Instruments and Components	25,306	2.1	20,374	2.3
Food and Staples Retailing	8,381	0.7	6,882	0.8
Food Products	27,498	2.3	403	— *
Healthcare Equipment and Supplies	35,139	3.0	26,171	2.9
Healthcare Providers and Services	87,713	7.5	57,068	6.4
Health Care Technology	57,780	4.9	55,131	6.2
Hotels, Restaurants and Leisure	51,212	4.3	58,146	6.6
Household Durables	1,931	0.2	1,701	0.2
Household Products	1,675	0.1	1,233	0.1
Industrial Conglomerates	7,368	0.6	1,583	0.2
Insurance	72,823	6.2	37,869	4.3
Internet and Catalog Retail	10,309	0.9	2,258	0.2
IT Services	114,988	9.8	101,140	11.4
Leisure Products	2,442	0.2	2,239	0.3
Machinery	8,252	0.7	6,675	0.8
Marine	6,725	0.5	—	—
Media	2,090	0.2	—	—
Oil, Gas and Consumable Fuels	31,244	2.7	28,077	3.2
Paper and Forest Products	2,006	0.2	1,927	0.2
Pharmaceuticals	15,267	1.3	4,878	0.6
Professional Services	8,519	0.7	6,238	0.7
Real Estate Management and Development	25,573	2.2	24,361	2.7
Road and Rail	11,641	1.0	8,166	0.9
Software	370,077	31.4	294,066	33.2
Specialty Retail	49,310	4.2	48,880	5.5
Textiles, Apparel and Luxury Goods	826	0.1	2,789	0.3
Trading Companies and Distributors	1,296	0.1	—	—
Water Utilities	1,006	0.1	—	—
Total	$1,177,327	100.0%	$886,851	100.0%

*	Represents an amount less than 0.1%

GBDC 3 Senior Loan Fund LLC:

On October 2, 2017, the Company agreed to co-invest with RGA Reinsurance Company (“RGA”) primarily in senior secured loans through GBDC 3 Senior Loan Fund LLC (“GBDC 3 SLF”), an unconsolidated Delaware LLC. GBDC 3 SLF was to be capitalized as transactions were completed and all portfolio and investment decisions in respect of GBDC 3 SLF would have been approved by the GBDC 3 SLF investment committee consisting of two representatives of each of the Company and RGA (with unanimous approval required from (i) one representative of each of the Company and RGA or (ii) both representatives of each of the Company and RGA). On April 5, 2021, the

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Company and RGA each terminated their subscription agreements to invest in senior secured loans through GBDC 3 SLF, following which GBDC 3 SLF was dissolved. GBDC 3 SLF had not yet commenced operations.

As of September 30, 2020, the Company had $109,375 of LLC equity interest subscriptions to GBDC 3 SLF, none of which were funded as of September 30, 2020 as GBDC 3 SLF did not commence operations.

Note 6.    Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies.

The outstanding forward currency contracts as of June 30, 2021 and September 30, 2020 were as follows:

As of June 30, 2021
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	$—	$(267)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	128	—
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	—	(212)
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	—	(240)
Macquarie Bank Limited	£2,985	EUR	$3,740	USD	6/14/2024	87	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	—	(75)
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	92
						$307	$(794)

As of September 30, 2020
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	$152	$—
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	43	—
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	—	(77)
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	—	(70)
						$195	$(147)

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

The following table is intended to provide additional information about the effect of the forward foreign currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2021 and September 30, 2020.

As of June 30, 2021
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$307	$(794)	$(487)	$487	$—

As of September 30, 2020
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$195	$(147)	$48	$—	$48

(1)In some instances, the actual collateral pledged may be more than the amount shown due to overcollateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

The impact of derivative transactions for the three and nine months ended June 30, 2021 and 2020 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Foreign exchange	$—	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Foreign exchange	$(98)	$(210)	$(535)	$269

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and nine months ended June 30, 2021 and 2020:

Average U.S. Dollar notional outstanding	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Forward currency contracts	$22,474	$11,873	$18,573	$11,873

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the three and nine months ended June 30, 2021 and 2020. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2021 and September 30, 2020, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2021 and September 30, 2020:

As of June 30, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,149,798	$1,149,798
Equity investments(1)	—	—	27,529	27,529
Money market funds(1)(2)	7,140	—	—	7,140
Forward currency contracts	—	307	—	307
Total assets, at fair value:	$7,140	$307	$1,177,327	$1,184,774
Liabilities, at fair value:
Forward currency contracts	$—	$(794)	$—	$(794)
Total liabilities, at fair value:	$—	$(794)	$—	$(794)

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of September 30, 2020	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$875,642	$875,642
Equity investments(1)	—	—	11,209	11,209
Money market funds(1)(2)	8,705	—	—	8,705
Forward currency contracts	—	195	—	195
Total assets, at fair value:	$8,705	$195	$886,851	$895,751
Liabilities, at fair value:
Forward currency contracts	$—	$(147)	$—	$(147)
Total liabilities, at fair value:	$—	$(147)	$—	$(147)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2021 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2021 was $5,049 and $17,911, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2020 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2020 was $26,777 and $(19,672), respectively.

The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2021 and 2020:

	For the nine months ended June 30, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$875,642	$11,209	$886,851
Net change in unrealized appreciation (depreciation) on investments	15,192	4,952	20,144
Realized gain (loss) on investments	10	1,002	1,012
Funding of (proceeds from) revolving loans, net	(1,042)	—	(1,042)
Fundings of investments	448,418	12,567	460,985
PIK interest	1,853	—	1,853
Proceeds from principal payments and sales of portfolio investments	(194,182)	(2,201)	(196,383)
Accretion of discounts and amortization of premiums	3,907	—	3,907
Fair value, end of period	$1,149,798	$27,529	$1,177,327

	For the nine months ended June 30, 2020
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$610,195	$6,794	$616,989
Net change in unrealized appreciation (depreciation) on investments	(19,692)	(293)	(19,985)
Realized gain (loss) on investments	(2)	1	(1)
Funding of (proceeds from) revolving loans, net	3,519	—	3,519
Fundings of investments	339,113	1,869	340,982
PIK interest	1,267	—	1,267
Proceeds from principal payments and sales of portfolio investments	(96,722)	(1)	(96,723)
Accretion of discounts and amortization of premiums	2,500	—	2,500
Fair value, end of period	$840,178	$8,370	$848,548

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2021 and September 30, 2020:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$212,040	Market rate approach	Market interest rate	3.6% - 13.5% (5.6%)
		Market comparable companies	EBITDA multiples	8.0x - 20.0x (15.6x)
	748	Market comparable companies	Broker/ Dealer bids or quotes	N/A
One stop loans(2)	$929,458	Market rate approach	Market interest rate	1.5% - 17.0% (7.2%)
		Market comparable companies	EBITDA multiples	7.0x - 27.0x (16.7x)
		Market comparable companies	Revenue multiples	3.1x - 25.0x (10.1x)
Subordinated debt and second lien loans(3)	$7,552	Market rate approach	Market interest rate	6.3% - 12.0% (10.9%)
		Market comparable companies	EBITDA multiples	13.0x - 21.0x (19.9x)
		Market comparable companies	Revenue multiples	3.1x
Equity(4)	$27,529	Market comparable companies	EBITDA multiples	6.9x - 26.0x (9.6x)
			Revenue multiples	3.1x - 25.0x (12.6x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $726,964 and $202,494 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $7,550 and $2 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(4)The Company valued $21,114 and $6,415 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of June 30, 2021 and September 30, 2020.

	As of June 30, 2021		As of September 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$538,005	$537,938	$380,791	$380,791

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2021, the Company’s asset coverage for borrowed amounts was 222.1%.

Debt Securitizations: On March 11, 2021, the Company completed a $398,900 term debt securitization (the “2021 Debt Securitization”). The notes offered in the 2021 Debt Securitization (the “2021 Notes”) were issued by the 2021 issuer, a subsidiary of the 2021 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The 2021 Notes offered in the 2021 Debt Securitization consist of $224,000 of AAA Class A 2021 Notes, which bear interest at the three-month LIBOR plus 1.60%; $28,000 of AA Class B 2021 Notes, which bear interest at the three-month LIBOR plus 1.85%; $36,000 of A Class C-1 2021 Notes, which bear interest at the three-month LIBOR plus 2.80%; $10,000 A Class C-2 2021 Notes, which bear interest at 3.91%; up to $28,000 of BBB- Class D 2021 Notes, which were unfunded on the closing date of the 2021 Debt Securitization and which, if funded, will bear interest at the three-month LIBOR plus a spread set in connection with the funding date but which in no event will be greater than 5.00% (the Class D 2021 Notes, together with the Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes and the Class C-2 2021 Notes are referred to as the "Secured 2021 Notes"); and approximately $100,900 of Subordinated 2021 Notes, which do not bear interest. The Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes, and the Class C-2 2021 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Class D 2021 Notes and Subordinated 2021 Notes. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the June 30, 2021 Consolidated Statement of Financial Condition as debt of the Company.

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

As of June 30, 2021, there were 75 portfolio companies with a total fair value of $395,098 securing the 2021 Notes. The pool of loans in the 2021 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the three and nine months ended June 30, 2021 and 2020, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2021 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$1,515	$—	$1,853	$—
Amortization of debt issuance costs	96	—	117	—
Total interest expense	$1,611	$—	$1,970	$—
Annualized average stated interest rate	2.0%	N/A	2.0%	N/A
Average outstanding balance	$298,000	$—	$122,256	$—

As of June 30, 2021, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and the Class C-2 2021 Notes were as follows:

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

Adviser Revolver: On October 2, 2017, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of October 2, 2020. On June 28, 2019, the Company and the Investment Adviser amended the Adviser Revolver to increase the borrowing capacity from $40,000 to $100,000. On August 15, 2019, the Company and the Investment Adviser entered into a second amendment to the Adviser Revolver to increase the borrowing capacity from $100,000 to $125,000. On October 28, 2019, the Company entered into a third amendment to the Adviser Revolver, which decreased the borrowing capacity from $125,000 to $40,000. On October 1, 2020, the Company entered into a fourth amendment to the Adviser Revolver, which extended the maturity date of the Adviser Revolver from October 2, 2020 to September 29, 2023. Other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of June 30, 2021 was 0.1%. As of June 30, 2021 and September 30, 2020, the Company had no outstanding debt under the Adviser Revolver.

For the three and nine months ended June 30, 2021 and 2020, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021		2020
Stated interest expense	$—	$—	$—	*	$17
Cash paid for interest expense	—	—	—	*	270
Annualized average stated interest rate	N/A	N/A	0.1%		1.7%
Average outstanding balance	$—	$—	$37		$1,296

* Represents an amount less than $1.

SB Revolver: On February 4, 2019, the Company entered into a revolving credit agreement (as amended, the “SB Revolver”) with Signature Bank (“SB”), as administrative agent and a lender, which allowed the Company to borrow up to $175,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of February 4, 2021. On April 8, 2019, the Company entered into an amendment to the SB Revolver with SB which increased the borrowing capacity under the SB Revolver to $225,000 from $175,000. Other material terms of the SB Revolver were unchanged. On May 31, 2019, the Company amended the SB Revolver to permit borrowings in foreign currencies. On February 7, 2020, the Company entered into an amendment to the SB Revolver, which increased the borrowing capacity under the SB Revolver to $275,000 from $225,000, and increased the borrowing base against which the Company may borrow through April 7, 2020, after which the borrowing base reverts to the terms applicable to the Company prior to the February 7, 2020. On February 4, 2021, the Company entered into an amendment on the SB Revolver to, among other things, extend the stated maturity to February 4, 2022, amend the interest rate at which borrowings are made, at the Company's election, to either the one-, two- or three-month LIBOR plus 1.70% or the prime rate minus 1.20%, amend the non-usage fee to a rate of 0.25% per annum on the unused portion of the SB Revolver, amend the fee payable if the Company requests to extend the maturity date of the SB Revolver to 0.25% of the commitments under the SB Revolver as of the date the Company receives notice of such extension, including the fee payable in connection with the extension contemplated by the amendment executed on February 4, 2021, and amend the fee payable by the Company if the Company exercises its right to request an increase in the maximum commitments under the SB Revolver upon satisfaction of certain conditions to 0.25% of such increased or new commitment, with each of the extension and commitment fees subject

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

to pro-ration in accordance with the terms of the SB Revolver. As of June 30, 2021, the Company could borrow up to $275,000.

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

As of June 30, 2021 and September 30, 2020, the Company had outstanding debt under the SB Revolver of $172,384 and $230,484, respectively.

For the three and nine months ended June 30, 2021 and 2020, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the SB Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$715	$1,100	$2,836	$3,763
Facility fees	77	21	110	77
Amortization of debt issuance costs	174	234	618	511
Total interest expense	$966	$1,355	$3,564	$4,351
Cash paid for interest expense	$1,007	$1,278	$3,127	$3,925
Annualized average stated interest rate	1.9%	2.0%	1.8%	2.7%
Average outstanding balance	$153,104	$220,102	$213,066	$184,294

DB Credit Facility: On September 10, 2019 (the “Effective Date”), the Company and GBDC 3 Funding, entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. As of June 30, 2021, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $250,000, subject to leverage and borrowing base restrictions. The period during which GBDC 3 Funding may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through September 10, 2022 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default.

As of June 30, 2021, the DB Credit Facility bears interest at the applicable base rate plus 2.00% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

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

As of June 30, 2021 and September 30, 2020, the Company had outstanding debt under the DB Credit Facility of $67,621 and $150,307, respectively.

For the three and nine months ended June 30, 2021 and 2020, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$359	$993	$2,314	$4,329
Facility fees	279	222	697	636
Amortization of debt issuance costs	248	109	701	329
Total interest expense	$886	$1,324	$3,712	$5,294
Cash paid for interest expense	$876	$1,555	$3,108	$3,936
Annualized average stated interest rate	2.2%	2.7%	2.3%	3.5%
Average outstanding balance	$64,826	$150,228	$137,376	$166,570

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

As of June 30, 2021 and September 30, 2020, the Company had no short-term borrowings. For the three and nine months ended June 30, 2021 and 2020, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for short-term borrowings were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Stated interest expense	$—	$—	$—	$155
Cash paid for interest expense	—	—	—	251
Annualized average stated interest rate	N/A	N/A	N/A	4.9%
Average outstanding balance	$—	$—	$—	$4,200

For the three and nine months ended June 30, 2021, the average total debt outstanding (including the debt under the Adviser Revolver, SB Revolver, DB Credit Facility, and the 2021 Debt Securitization) was $515,931 and $472,737, respectively. For the three and nine months ended June 30, 2020, the average total debt outstanding (including the debt under the Adviser Revolver, SB Revolver, DB Credit Facility, and other short-term borrowings) was $370,330 and $356,358, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three months ended June 30, 2021 and 2020 the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 2.7% and 2.9%, respectively. For the nine months ended June 30, 2021 and 2020 the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 2.6% and 3.7%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2021 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$172,384	$172,384	$—	$—	$—
DB Credit Facility	67,621	—	—	67,621	—
2021 Debt Securitization	298,000	—	—	—	298,000
Total borrowings	$538,005	$172,384	$—	$67,621	$298,000

Note 9. Commitments and Contingencies

Commitments: As of June 30, 2021, the Company had outstanding commitments to fund investments totaling $138,611, including $15,295 of commitments on undrawn revolvers. As of September 30, 2020, the Company had outstanding commitments to fund investments totaling $92,118, including $9,691 on undrawn revolvers. As described in Note 5, the Company had commitments of up to $109,375 to GBDC 3 SLF as of September 30, 2020 which were terminated in April 2021 prior to GBDC 3 SLF commencing any operations.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of June 30, 2021 and September 30, 2020. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Nine months ended June 30,
	2021	2020
Net asset value at beginning of period	$14.97	$15.00
Distributions declared:(2)
From net investment income	(1.31)	(0.64)
From capital gains	0.00	0.00	^
Net investment income	0.81	0.94
Net realized gain (loss) on investment transactions	0.02	0.00	^
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.51	(0.62)
Net asset value at end of period	$15.00	$14.68
Total return based on net asset value per share(4)	9.17%	2.25%
Number of common shares outstanding	44,015,937.428	33,214,254.061

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2021	2020
Ratio of net investment income to average net assets*	7.21%	8.66%
Ratio of total expenses to average net assets(5)*	6.71%	6.61%
Ratio of management fee waiver to average net assets*	(0.68)%	(0.68)%
Ratio of incentive fee waiver to average net assets	(0.19)%	(0.10)%
Ratio of net expenses to average net assets (6)*	5.84%	5.83%
Ratio of incentive fees to average net assets	1.51%	0.54%
Ratio of total expenses (without incentive fees) to average net assets*	5.20%	6.07%
Total return based on average net asset value(7)*	12.00%	2.54%
Net assets at end of period	$660,239	$487,662
Average debt outstanding	$472,737	$356,358
Average debt outstanding per share	$10.74	$10.73
Portfolio Turnover *	25.63%	16.77%
Asset coverage ratio(8)	222.10%	227.76%
Asset coverage ratio per unit(9)	$2,221	$2,278
Average market value per unit (10):
SB Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A
2021 Debt Securitization	N/A	N/A

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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the three and nine months ended June 30, 2021 and 2020:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Earnings available to stockholders	$15,344	$37,616	$51,131	$8,193
Basic and diluted weighted average shares outstanding	40,825,943	33,145,177	37,994,559	29,616,555
Basic and diluted earnings per share	$0.37	$1.13	$1.34	$0.28

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2021 and 2020:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the nine months ended June 30, 2021
11/20/2020	12/15/2020	12/18/2020	35,388,849.466	$0.4200	$14,864
11/20/2020	01/28/2021	03/11/2021	37,640,060.105	0.1081	4,068
02/05/2021	02/25/2021	05/25/2021	37,640,060.105	0.1493	5,622
02/05/2021	03/26/2021	05/25/2021	39,578,474.129	0.2527	10,003
02/05/2021	04/29/2021	07/26/2021	39,578,474.129	0.1001	3,961
05/07/2021	05/28/2021	07/26/2021	41,898,514.167	0.1491	6,247
05/07/2021	06/25/2021	07/26/2021	44,018,143.919	0.1167	5,136
Total dividends declared for the nine months ended June 30, 2021					$49,901

For the nine months ended June 30, 2020
08/06/2019	10/18/2019	12/27/2019	24,795,301.540	$0.0974	$2,415
11/22/2019	11/28/2019	12/27/2019	26,881,637.710	0.1310	3,522
11/22/2019	12/20/2019	02/26/2020	29,542,494.081	0.1079	3,188
11/22/2019	01/21/2020	02/26/2020	29,715,740.183	0.0876	2,604
02/04/2020	02/25/2020	05/22/2020	29,715,740.183	0.1280	3,805
02/04/2020	04/29/2020	07/24/2020	33,090,999.162	0.0919	3,043
Total dividends declared for the nine months ended June 30, 2020					$18,577

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the Company’s distributions reinvested during the nine months ended June 30, 2021 and 2020 :

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the nine months ended June 30, 2021
December 18, 2020	431,254.910	$14.97	$6,455
March 11, 2021	117,853.968	15.00	1,767
May 25, 2021	449,711.990	15.00	6,745
	998,820.868	$15.00	$14,967

For the nine months ended June 30, 2020
November 26, 2019	185,724.541	$15.00	$2,786
December 27, 2019	173,246.102	15.00	2,599
February 26, 2020	170,062.979	15.00	2,551
May 22, 2020	123,254.899	13.64	1,681
	652,288.521	$15.00	$9,617
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On July 1, 2021, the Company entered into subscription agreements with additional stockholders totaling $160,215 in the aggregate, and also entered into agreements to extend the commitments under certain subscription agreements with existing stockholders to July 1, 2022 totaling $500 and had commitment expirations of $390.

On July 26, 2021, the Company issued 438,408.123 shares of common stock through the DRIP.

On July 26, 2021 and August 10, 2021, the Company issued a capital call to stockholders that was due on August 5, 2021 and August 20, 2021, respectively. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	8/05/2021	2,214,324.943	$15.00	$33,215
Issuance of Shares	8/20/2021	3,236,270.606	$15.00	$48,544

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

On May 7, 2021 and August 6, 2021, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 19, 2021	September 27, 2021	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2021 through July 31, 2021 per share
August 30, 2021	November 22, 2021	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2021 through August 31, 2021 per share
September 20, 2021	November 22, 2021	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2021 through September 30, 2021 per share
October 18, 2021	December 27, 2021	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2021 through October 31, 2021 per share

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $40.0 billion in capital under management as of June 30, 2021, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2021 and September 30, 2020, our portfolio at fair value was comprised of the following:

	As of June 30, 2021		As of September 30, 2020
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$212,788	18.1%	$175,635	19.8%
One stop	929,458	78.9	695,156	78.4
Second lien	7,550	0.7	4,805	0.5
Subordinated debt	2	0.0 *	46	0.0 *
Equity	27,529	2.3	11,209	1.3
Total	$1,177,327	100.0%	$886,851	100.0%

*Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2021 and September 30, 2020, one stop loans included $202.5 million and $162.5 million, respectively, of late stage lending loans at fair value.

As of June 30, 2021 and September 30, 2020, we had debt and equity investments in 186 and 147 portfolio companies, respectively. The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the annualized total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended June 30, 2021, the three months ended March 31, 2021 and the nine months ended June 30, 2021 and 2020:

	Three months ended		Nine months ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Weighted average income yield(1)*	7.1%	7.2%	7.2%	7.7%
Weighted average investment income yield(2)*	7.6%	7.7%	7.7%	8.1%
Total return based on average net asset value(3) *	10.1%	13.9%	12.0%	2.5%
Total return based on net asset value per share(4)	2.4%	3.4%	9.2%	2.3%

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
As of June 30, 2021, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 9.28% for stockholders taken as a whole. For the nine months ended June 30, 2021 and 2020, GBDC 3 earned a fiscal year-to-date IRR of 12.59% and (2.90)%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders' net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

COVID-19 Pandemic

The rapid spread of COVID-19, which was identified as a global pandemic by the World Health Organization in 2020, resulted in governmental authorities imposing restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, healthcare facilities, fitness clubs and manufacturing facilities and factories in affected jurisdictions. While several countries, as well as certain states in the United States, have lifted or reduced certain travel restrictions, business closures and other quarantine measures and recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. In early 2021, COVID-19 vaccines started to be administered to high-risk adults and essential workers across the United States and eligibility to receive the vaccine has since expanded to all adults in most states. Although we believe the number of vaccinated adults in the United States is promising for continued reductions of travel restrictions and other quarantine measures, we are unable to predict the duration of business and supply chain disruptions, the extent to which COVID-19 will continue to affect our portfolio companies’ operating results or the impact COVID-19 may have on our results of operations and financial condition.

We continue to experience reversal of the unrealized depreciation recognized during the three months ended March 31, 2020 as portfolio companies generally performed better than expected, especially those in COVID-impacted sub-sectors, and private equity sponsors have generally stepped up to support their portfolio companies. We and GC Advisors continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and future recommendations from such authorities may further impact our business operations and financial results. Due to the resurgence of COVID-19 and the threat of new variants of COVID-19, we remain cautious and concerned about the on-going impacts to the U.S. economy from COVID-19, but the positive trends identified above contributed to strong financial results for the three months ended June 30, 2021.

Recent Developments
On July 1, 2021, we entered into subscription agreements with additional stockholders totaling $160.2 million in the aggregate. We also entered into agreements to extend the commitments under certain subscription agreements with existing stockholders to July 1, 2022 totaling $0.5 million and had commitment expirations of $0.4 million.

On July 26, 2021, we issued 438,408.123 shares of common stock through the DRIP in connection with the dividend paid.

On July 26, 2021 and August 10, 2021, we issued a capital call to stockholders that was due on August 5, 2021 and August 20, 2021, respectively. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds (in thousands)
Issuance of Shares	8/05/2021	2,214,324.943	$15.00	$33,215
Issuance of Shares	8/20/2021	3,236,270.606	$15.00	$48,544

On May 7, 2021 and August 6, 2021, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 19, 2021	September 27, 2021	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period July 1, 2021 through July 31, 2021 per share
August 30, 2021	November 22, 2021	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2021 through August 31, 2021 per share
September 20, 2021	November 22, 2021	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2021 through September 30, 2021 per share
October 18, 2021	December 27, 2021	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2021 through October 31, 2021 per share

Consolidated Results of Operations

Consolidated operating results for the three months ended June 30, 2021, the three months ended March 31, 2021 and the nine months ended June 30, 2021 and 2020 are below. Our Quarterly Report on Form 10-Q for the period ended June 30, 2020, includes our financial results for the three months ended June 30, 2020.

	Three months ended			Variances	Nine months ended		Variances
	June 30, 2021		March 31, 2021	June 30, 2021 vs. March 31, 2021	June 30, 2021	June 30, 2020	2021 vs. 2020
	(In thousands)				(In thousands)
Interest income	$18,754		$17,719	$1,035	$52,587	$44,385	$8,202
Accretion of discounts and amortization of premiums	1,292		1,359	(67)	3,907	2,500	1,407
Dividend income	16		10	6	65	4	61
Fee income	337		238	99	936	331	605
Total investment income	20,399	—	19,326	1,073	57,495	47,220	10,275
Net expenses	9,804		9,354	450	26,759	19,314	7,445
Net investment income	10,595		9,972	623	30,736	27,906	2,830
Net realized gain (loss) on investment transactions	273		177	96	749	12	737
Net change in unrealized appreciation (depreciation) on investment transactions	4,476		9,227	(4,751)	19,646	(19,725)	39,371
Net increase (decrease) in net assets resulting from operations	$15,344		$19,376	$(3,582)	$51,131	$8,193	$42,938
Average earning portfolio company investments, at fair value	$1,080,540		$1,018,472	$62,068	$996,632	$778,205	$218,427

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from June 30, 2020 to June 30, 2021. As a result, quarterly and year-to-date comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended March 31, 2021 to the three months ended June 30, 2021 by $1.1 million, primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our debt investment portfolio for the period, of $62.1 million.

Investment income increased from the nine months ended June 30, 2020 to the the nine months ended June 30, 2021 by $10.3 million, primarily as a result of an increase in the average earning debt investments balance of $218.4 million, partially offset by a decrease in average LIBOR.

The annualized income yield by debt security type for the three months ended June 30, 2021, the three months ended March 31, 2021 and the nine months ended June 30, 2021 and 2020 was as follows:

	Three months ended		Nine months ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Senior secured	5.4%	5.6%	5.6%	6.4%
One stop	7.4%	7.5%	7.5%	7.9%
Second lien	11.0%	10.8%	10.9%	12.2%
Subordinated debt	8.1%	3.2%	3.2%	4.2%

Income yields on one stop and senior secured loans decreased slightly from the three months ended March 31, 2021 to the three months ended June 30, 2021 primarily due to to an increase in the weighted average fair market value of investments as we experienced continued reversal of the depreciation recognized during the three months ended March 31, 2020.

Income yields on one stop and senior secured loans decreased for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020 primarily due to a decrease in the average LIBOR for the the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 and spread compression for new investments. Our loan portfolio is largely insulated from a drop in LIBOR below approximately 1% as approximately 90% of the loan portfolio at fair value is subject to a LIBOR floor. As of June 30, 2021, the weighted average LIBOR floor of our loans at fair value was 1.01%. As of June 30, 2021, we have six second lien and one subordinated debt investment as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2021, the three months ended March 31, 2021 and the nine months ended June 30, 2021 and 2020:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2021	March 31, 2021	June 30, 2021 vs. March 31, 2021	June 30, 2021	June 30, 2020	2021 vs. 2020
	(In thousands)			(In thousands)
Interest and facility fee expenses	$2,945	$2,646	$299	$7,811	$8,976	$(1,165)
Amortization of debt issuance costs	518	463	55	1,435	840	595
Base management fee, net of waiver	2,759	2,571	188	7,752	5,839	1,913
Income incentive fee, net of waiver	2,000	1,942	58	5,736	2,592	3,144
Capital gain incentive fee accrued under GAAP, net of waiver	738	1,028	(290)	1,766	(662)	2,428
Professional fees	233	234	(1)	774	737	37
Administrative service fee	483	392	91	1,219	886	333
General and administrative expenses	128	78	50	266	106	160
Net expenses	$9,804	$9,354	$450	$26,759	$19,314	$7,445
Average debt outstanding	$515,931	$493,360	$22,571	$472,737	$356,358	$116,379

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, slightly increased by $0.4 million from the three months ended March 31, 2021 to the three months ended June 30, 2021, primarily due to a higher spread over LIBOR on borrowings made under the SB Revolver (as defined in Note 8 of our consolidated financial statements) for the three months ended June 30, 2021 as compared to the three months ended March 31, 2021.

Interest and other debt financing expenses, including amortization of debt issuance costs, decreased by $0.6 million, from the nine months ended June 30, 2020 to the nine months ended June 30, 2021 primarily due to a decrease in LIBOR on our floating rate facilities, partially offset by an increase in average debt outstanding of $116.4 million for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020. For more information about our outstanding borrowings for the three and nine months ended June 30, 2021 and 2020, including the terms thereof, see Note 8. Borrowings in the notes to our consolidated financial statements and the "Liquidity and Capital Resources" section below.

For the three months ended June 30, 2021 and March 31, 2021, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 2.7% and 2.6%, respectively. For the nine months ended June 30, 2021 and 2020, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 2.6% and 3.7%, respectively. The increase in the effective average interest rate from the three months ended March 31, 2021 to the three months ended June 30, 2021 was primarily due to a higher LIBOR spread on borrowings under the SB Revolver. The decrease in the effective average interest rate from the nine months ended June 30, 2020 to the nine months ended June 30, 2021 was primarily due to a lower average LIBOR on our floating rate debt.

Management Fees

The base management fee increased as a result of an increase in average assets from the three months ended March 31, 2021 to the three months ended June 30, 2021.

The base management fee increased as a result of an increase in average assets from the nine months ended June 30, 2020 to the nine months ended June 30, 2021.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.1 million from the three months ended March 31, 2021 to the three months ended June 30, 2021, primarily due to an increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements). The Income Incentive Fee increased by $3.1 million for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020, primarily as a result of an increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements).

In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. We recorded an accrual for the capital gain incentive fee under GAAP, net of waiver, for the three and nine months ended June 30, 2021 of $0.7 million and $1.8 million, respectively. For the three months ended March 31, 2021, we recorded an accrual for the capital gain incentive fee under GAAP, net of waiver, of $1.0 million. We recorded a reversal for the capital gain incentive fee under GAAP, net of waiver, of $0.7 million for the nine months ended June 30, 2020. The reversal for the nine months ended June 30, 2020 was primarily due to an increase in unrealized depreciation in the fair value of the majority of our portfolio company investments due to immediate adverse economic effects of the COVID-19 pandemic. We have continued to experience a reversal of the unrealized depreciation recognized during the three months ended March 31, 2020 as portfolio companies have generally performed better than expected and credit market conditions are recovering from the COVID-19 pandemic. As of June 30, 2021, the cumulative capital gain incentive fee accrual calculated in accordance with GAAP, net of waiver, was $1.8 million. As of each of June 30, 2021 and September 30, 2020, no Capital Gain Incentive Fee was payable pursuant to the Investment Advisory Agreement for each period. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses remained relatively flat for the three months ended June 30, 2021 compared to the three months ended March 31, 2021. In total, professional fees, the administrative service fee, and general and administrative expenses slightly increased from the nine months ended June 30, 2020 to the nine months ended June 30, 2021 primarily due to an increase in administrative service fee driven by higher compensation costs for the Administrator. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended June 30, 2021 and March 31, 2021 were $0.2 million and $0.2 million, respectively. Total expenses reimbursed to the Administrator during the nine months ended June 30, 2021 and 2020 were $0.7 million and $0.5 million, respectively.

As of June 30, 2021 and September 30, 2020, included in accounts payable and accrued expenses were $0.3 million and $0.2 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2021, the three months ended March 31, 2021 and the nine months ended June 30, 2021 and 2020:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2021	March 31, 2021	June 30, 2021 vs. March 31, 2021	June 30, 2021	June 30, 2020	2021 vs. 2020
	(In thousands)			(In thousands)
Net realized gain (loss) from investments	$448	$275	$173	$1,012	$(1)	$1,013
Net realized gain (loss) from foreign currency transactions	(175)	(98)	$(77)	(263)	13	(276)
Net realized gain (loss) on investment transactions	$273	$177	$96	$749	$12	$737
Unrealized appreciation from investments	$7,047	11,148	(4,101)	23,259	2,822	20,437
Unrealized (depreciation) from investments	(2,593)	(2,187)	(406)	(3,115)	(22,807)	19,692
Unrealized appreciation (depreciation) from forward currency contracts	(98)	255	(353)	(535)	269	(804)
Unrealized appreciation (depreciation) on foreign currency translation	120	11	109	37	(9)	46
Net change in unrealized appreciation (depreciation) on investment transactions	$4,476	$9,227	$(4,751)	$19,646	$(19,725)	$39,371

During the three and nine months ended June 30, 2021, we had a net realized gain on investment transactions of $0.3 million and $0.7 million, respectively, primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies, partially offset by realized losses from foreign currency transactions.

During the three months ended March 31, 2021, we had a net realized gain on investment transactions of $0.2 million primarily due to realized gains on the sales of equity investments, partially offset by realized losses from foreign currency transactions.

For the nine months ended June 30, 2020, we had a net realized gain on investment transactions of less than $0.1 million.

For the three months ended June 30, 2021, we had $7.0 million in unrealized appreciation on 112 portfolio company investments, which was partially offset by $2.6 million in unrealized depreciation on 93 portfolio company investments. For the nine months ended June 30, 2021, we had $23.3 million in unrealized appreciation on 139 portfolio company investments, which was offset by $3.1 million in unrealized depreciation on 66 portfolio company investments. Unrealized appreciation for the three and nine months ended June 30, 2021 primarily resulted from better than expected performance of our portfolio companies and continued reversal of depreciation recognized during the three months ended March 31, 2020 due to the COVID-19 pandemic. Unrealized depreciation for the three and nine months ended June 30, 2021 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the three and nine months ended June 30, 2021.

For the three months ended March 31, 2021, we had $11.1 million in unrealized appreciation on 104 portfolio company investments, which was offset by $2.2 million in unrealized depreciation on 68 portfolio company investments. Unrealized appreciation for the three months ended March 31, 2021 primarily resulted from better than expected performance of our portfolio companies and credit market conditions recovering from the COVID-19 pandemic. Unrealized depreciation for the three months ended March 31, 2021 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the three months ended March 31, 2021.

For the nine months ended June 30, 2020, we had $2.8 million in unrealized appreciation on 35 portfolio company investments, which was offset by $22.8 million in unrealized depreciation on 114 portfolio company investments. Unrealized depreciation for the nine months ended June 30, 2020 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to the immediate adverse economic effects of the COVID-19 pandemic, the continuing uncertainty surrounding its long-term impact at the time, and increases in the spread between the yields realized on risk-free and higher risk securities.

Liquidity and Capital Resources

For the nine months ended June 30, 2021, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $14.1 million. During the period we used $234.3 million in operating activities, primarily as a result of fundings of portfolio investments of $461.0 million, partially offset by proceeds from principal payments and sales of portfolio investments of $196.4 million. During the same period, cash provided by financing activities was $248.3 million, primarily driven by borrowings on debt of $636.4 million and proceeds from the issuance of common shares of $114.3 million, that were partially offset by repayments of debt of $479.3 million and distributions paid of $19.6 million.

For the nine months ended June 30, 2020, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $2.2 million. During the period we used $223.3 million in operating activities, primarily as a result of fundings of portfolio investments of $341.0 million, partially offset by proceeds from principal payments and sales of portfolio investments of $96.7 million. During the same period, cash provided by financing activities was $225.5 million, primarily driven by borrowings on debt of $532.3 million, proceeds from short-term borrowings of $21.3 million and proceeds from the issuance of common shares of $145.0 million that were partially offset by repayments of debt of $422.5 million, repayments on short-term borrowings of $37.7 million and distributions paid of $12.4 million.

As of June 30, 2021 and September 30, 2020, we had cash and cash equivalents of $16.3 million and $11.9 million, respectively. In addition, as of June 30, 2021 and September 30, 2020, we had foreign currencies of $0.6 million and $0.1 million, respectively, restricted cash and cash equivalents of $20.3 million and $12.4 million, respectively, and restricted foreign currencies of $1.2 million and less than $0.1 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on our credit facilities and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of June 30, 2021 and September 30, 2020, we had investor capital subscriptions totaling $936.7 million and $921.8 million, respectively, of which $621.8 million and $507.4 million, respectively, had been called and contributed, leaving $314.9 million and $414.4 million of uncalled investor capital subscriptions, respectively.

This "Liquidity and Capital Resources" section should be read in conjunction with the "COVID-19 Pandemic" section above.

Revolving Credit Facilities

SB Revolver - As of June 30, 2021 and September 30, 2020, we had $172.4 million and $230.5 million outstanding on the SB Revolver, respectively. As of June 30, 2021 and September 30, 2020, subject to leverage and borrowing base restrictions, we had approximately $102.6 million and $44.5 million of remaining commitments, respectively, and $63.9 million and $44.5 million, respectively, of availability on the SB Revolver.

DB Credit Facility - As of June 30, 2021 and September 30, 2020, the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) allowed GBDC 3 Funding LLC, or GBDC 3 Funding, to borrow up to $250.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2021 and September 30, 2020, we had $67.6 million and $150.3 million outstanding under the DB Credit Facility, respectively. As of June 30, 2021 and September 30, 2020, subject to leverage and borrowing base restrictions, we had approximately $182.4 million and $99.7 million of remaining commitments, respectively, and $182.4 million and $99.7 million of availability on the DB Credit Facility, respectively.

Adviser Revolver - As of June 30, 2021 and September 30, 2020, we were permitted to borrow up $40.0 million at any one time outstanding under the Adviser Revolver (as defined in Note 8 of our consolidated financial statements). As of June 30, 2021 and September 30, 2020, we had no borrowings outstanding under the Adviser Revolver.

Debt Securitizations

2021 Debt Securitization - On March 11, 2021, we completed the 2021 Debt Securitization. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the June 30, 2021 Consolidated Statement of Financial Condition as our debt, and the Class D and Subordinated 2021 Notes were eliminated in consolidation. As of June 30, 2021, we had outstanding debt under the 2021 Debt Securitization of $298.0 million.

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of June 30, 2021, our asset coverage for borrowed amounts was 222.1%.

As of June 30, 2021, we had outstanding commitments to fund investments totaling $138.6 million, including $15.3 million of commitments on undrawn revolvers. As of September 30, 2020, we had outstanding commitments to fund investments totaling $92.1 million, including $9.7 million of commitments on undrawn revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2021 and September 30, 2020, respectively, subject to the terms of each loan’s respective credit agreement. As of June 30, 2021, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our SB Revolver, DB Credit Facility and Adviser Revolver, ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2021 and September 30, 2020, we had investments in 186 and 147 portfolio companies, respectively, with a total fair value of $1.2 billion and $886.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2021, the three months ended March 31, 2021 and the nine months ended June 30, 2021 and 2020:

	Three months ended				Nine months ended
	June 30, 2021		March 31, 2021		June 30, 2021		June 30, 2020
	(In Thousands)	Percentage	(In Thousands)	Percentage	(In Thousands)	Percentage	(In Thousands)	Percentage
Senior secured	$38,710	15.6%	$24,616	21.2%	$77,921	14.4%	$71,390	19.2%
One stop	198,884	80.2	90,863	78.4	447,756	83.0	298,541	80.3
Second lien	149	0.0 *	—	—	1,505	0.3	—	—
Subordinated debt	—	—	—	—	—	—	55	0.0 *
Equity	10,298	4.2	436	0.4	12,403	2.3	1,870	0.5
Total new investment commitments	$248,041	100.0%	$115,915	100.0%	$539,585	100.0%	$371,856	100.0%

* Represents an amount less than 0.1%
For the nine months ended June 30, 2021 and 2020, we had approximately $196.4 million and $96.7 million, respectively, in proceeds from principal payments and sales of equity investments in portfolio companies.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2021 (1)			As of September 30, 2020 (2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$213,442	$211,384	$212,788	$178,191	$176,117	$175,635
Non-accrual(3)	—	—	—	—	—	—
One stop:
Performing	934,189	922,486	929,458	710,463	701,468	695,156
Non-accrual(3)	—	—	—	—	—	—
Second lien:
Performing	7,552	7,448	7,550	4,806	4,734	4,805
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	2	1	2	37	36	46
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	20,508	27,529	N/A	9,140	11,209
Total	$1,155,185	$1,161,827	$1,177,327	$893,497	$891,495	$886,851

(1)As of June 30, 2021, $87.6 million and $86.9 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
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
As of June 30, 2021 and September 30, 2020, we had no loans on non-accrual status. As of June 30, 2021 and September 30, 2020, the fair value of our debt investments as a percentage of the outstanding principal value was 99.5% and 98.0%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated three months ended June 30, 2021, the three months ended March 31, 2021 and the nine months ended June 30, 2021 and 2020:

	Three months ended		Nine months ended
	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2020
Weighted average rate of new investment fundings	6.8%	6.5%	6.8%	7.4%
Weighted average spread over LIBOR of new floating rate investment fundings	5.8%	5.5%	5.8%	5.4%
Weighted average fees of new investment fundings	1.1%	1.1%	1.1%	1.4%
Weighted average rate of sales and payoffs of portfolio investments	7.0%	6.6%	6.8%	7.7%

As of June 30, 2021, 91.7% of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2020, 86.6% of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2021 and September 30, 2020, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $42.9 million and $34.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2021 and September 30, 2020:

	As of June 30, 2021		As of September 30, 2020
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$82,855	7.0%	$19,794	2.2%
4	1,056,802	89.8	758,379	85.6
3	37,548	3.2	108,572	12.2
2	122	0.0 *	106	0.0 *
1	—	—	—	—
Total	$1,177,327	100.0%	$886,851	100.0%

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

•As of June 30, 2021, GCOP LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $23.0 million. As of June 30, 2021, we have issued 871,687.021 shares of our common stock to GCOP LLC in exchange for aggregate capital contributions totaling $13.1 million. We have also issued 88,295.919 shares to GCOP LLC through the DRIP.
•As of June 30, 2021, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by GC Advisors, had an aggregate commitment to us of $27.5 million. As of June 30, 2021, we have issued 1,834,523.315 shares of our common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27.5 million.
•We and GC Advisors have entered into a placement agent agreement with an unaffiliated third party for the placement of shares of the Company's common stock. We do not assume any fees associated with this transaction, as GC Advisors is covering all fees under the arrangement.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2021 and 2020. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of June 30, 2021 and September 30, 2020, with the exception of money market funds included in cash and cash equivalents and restrictive cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of June 30, 2021 and September 30, 2020, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and nine months ended June 30, 2021 and 2020, we did not incur any U.S federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of both June 30, 2021 and September 30, 2020, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01%. The SB Revolver has a floating interest rate provision based on the one-month, two-month, or three-month LIBOR + 1.70%, the DB Credit Facility has a floating interest rate provision equal to three-month LIBOR + 2.00% and the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. In addition, the Class A, B, and C-1 2021 Notes issued in connection with the 2021 Debt Securitization have floating rate interest provisions based on three-month LIBOR that resets quarterly. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

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

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of June 30, 2021 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(227)	$(1,320)	$1,093
Up 50 basis points	455	2,640	(2,185)
Up 100 basis points	11,238	5,280	5,958
Up 150 basis points	16,859	7,920	8,939
Up 200 basis points	22,597	10,560	12,037

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2021, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SB Revolver, the DB Credit Facility, the Adviser Revolver, the 2021 Debt Securitization or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2021 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the nine months ended June 30, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2020.

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

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: August 13, 2021	By:	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Ross A. Teune
Ross. A. Teune
Chief Financial Officer
(Principal Accounting and Financial Officer)