Form 10-K
period 2021-09-30
Golub Capital BDC 3, Inc.
filed 2021-12-13
CIK 1715268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 814-01244

Golub Capital BDC 3, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	82-2375481
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
200 Park Avenue, 25th Floor, New York, NY	10166
(Address of Principal Executive Offices)	(Zip Code)
(212) 750-6060
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
None
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
As of March 31, 2021 and September 30, 2021, there was no established public market for the Registrant's common stock.
The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of December 13, 2021 is 65,852,241.833.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2021.

PART I
In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

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
•“GBDC 3 Funding” refers to GBDC 3 Funding LLC, a Delaware LLC, our direct subsidiary;
•“GBDC 3 Funding II” refers to GBDC 3 Funding II LLC, a Delaware LLC, our direct subsidiary;
•“2021 CLO Depositor” refers to Golub Capital BDC 3 CLO 1 Depositor LLC, a Delaware LLC, our direct subsidiary;
•“2021 Issuer” refers to Golub Capital BDC 3 CLO 1 LLC, a Delaware LLC, our indirect subsidiary;
•“GC Advisors” refers to GC Advisors LLC, a Delaware LLC, our investment adviser;
•“Administrator” refers to Golub Capital LLC, a Delaware LLC, an affiliate of GC Advisors and our administrator;
•“Adviser Revolver” refers to the line of credit, as amended, with GC Advisors, which as of September 30, 2021 allowed for borrowing up to $40.0 million;
•“DB Credit Facility” refers to the senior secured revolving credit facility that GBDC 3 Funding entered into on September 10, 2019, with GBDC 3, as equityholder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian, that as of September 30, 2021, allowed for borrowing up to $250.0 million and that bears interest at a rate of the applicable base rate plus 2.00% per annum through the reinvestment period, which continues through September 10, 2022 and is scheduled to mature on the earliest of (i) three years from the last day of the drawdown period, (ii) the date on which we cease to exist or (iii) the occurrence of an event of default. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month Euro Interbank Offered Rate or “EURIBOR,” with respect to any advances denominated in Euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars and (iv) the three-month LIBOR, with respect to any other advances;
•“SB Revolver” refers to the revolving credit facility, as amended, that we originally entered into on February 4, 2019, with Signature Bank, as administrative agent and a lender, which as of September 30, 2021, allowed for borrowing up to $275.0 million that bears at a rate of the applicable base rate plus 1.50% per annum with a stated maturity date of February 4, 2022;
•“2021 Debt Securitization” refers to the $398.9 million term debt securitization that we completed on March 11, 2021, in which the 2021 Issuer issued an aggregate of $398.9 million of notes, or the“2021 Notes,” including $224.0 million of AAA Class A 2021 Notes, which bear interest at the three-month LIBOR plus 1.60%, $28.0 million of AA Class B 2021 Notes, which bear interest at the three-month LIBOR plus 1.85%, $36.0 million of A Class C-1 2021 Notes, which bear interest at the three-month LIBOR plus 2.80%, $10.0 million A Class C-2 2021 Notes, which bear interest at 3.91%, up to $28.0 million of BBB- Class D 2021 Notes, which were unfunded on the closing date of the 2021 Debt Securitization and which, if funded, will bear interest at the three-month LIBOR plus a spread set in connection with the funding date but which in no event will be greater than 5.00%, and approximately $100.9 million of Subordinated 2021 Notes, which do not bear interest;
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

We were formed in August 2017 to make investments and generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans that are often referred to by other middle market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. GC Advisors structures these one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In many cases, we are the sole lender, or we together with our affiliates, are the sole lenders of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

In this Annual Report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than $100.0 million annually.

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower's equity securities and ranks junior to all of such borrower's other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies that had over $40.0 billion of capital under management as of September 30, 2021, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

We commenced operations on October 2, 2017. We have sold and continue to offer and sell shares of our common stock in private placement transactions pursuant to certain exemptions of Securities Act of 1933, as amended, or the Securities Act and the laws of the states and jurisdictions where any offering is made.

We seek to create a portfolio that includes primarily senior secured and one stop loans by primarily investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of U.S. middle-market companies. We expect to selectively invest more than $30.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. These securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. In addition, many of our debt investments have floating interest rates that reset on a periodic basis and typically do not fully pay down principal prior to maturity, which could increase our risk of losing part or all of our investment.

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

Our Adviser

Our investment activities are managed by our investment adviser, GC Advisors. GC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. GC Advisors was organized in September 2008 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our Investment Advisory Agreement, we pay GC Advisors a base management fee and an incentive fee for its services. See “Business - Management Agreements - Management Fee” for a discussion of the base management fee and incentive fee, including the cumulative incentive fee and the capital gains incentive fee payable by us to GC Advisors. Unlike most closed-end funds whose fees are based on assets net of leverage, our base management fee is based on our average-adjusted gross assets (including leverage but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets), and, therefore, GC Advisors benefits when we incur debt or use leverage. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper instruments maturing within 270 days of purchase. Additionally, under the incentive fee structure, GC Advisors benefits when capital gains are recognized and, because it determines when a holding is sold, GC Advisors controls the timing of the recognition of capital gains. Our board of directors is charged with protecting our interests by monitoring how GC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While not expected to review or approve each borrowing, our independent directors periodically review GC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. See “Business - Management Agreements - Board Approval of the Investment Advisory Agreement.”

GC Advisors is an affiliate of Golub Capital and pursuant to a staffing agreement, or the Staffing Agreement, Golub Capital LLC makes experienced investment professionals available to GC Advisors and provides access to the senior investment personnel of Golub Capital LLC and its affiliates. The Staffing Agreement provides GC Advisors with access to deal flow generated by Golub Capital LLC and its affiliates in the ordinary course of their businesses and commits the members of GC Advisors’ investment committee to serve in that capacity. As our investment adviser, GC Advisors is obligated to allocate investment opportunities among us and its other clients fairly and equitably over time in accordance with its allocation policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions.” However, there can be no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. GC Advisors seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of Golub Capital LLC’s investment professionals.

Our Administrator

Golub Capital LLC, our Administrator and an affiliate of GC Advisors, provides the administrative services necessary for us to operate. See “Business - Management Agreements - Administration Agreement” for a discussion of the fees and expenses (subject to the review and approval of our independent directors) we are required to reimburse to the Administrator.

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of September 30, 2021, Golub Capital had over $40.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over
340 middle-market sponsors and repeat transactions with over 230 sponsors.

Golub Capital’s middle-market lending group is managed by an eight-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc

C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2021, Golub Capital had more than 150 investment professionals supported by more than 440 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

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

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 570 employees, led by our chairman, Lawrence E. Golub, and our chief executive officer, David B. Golub. As of September 30, 2021, Golub Capital’s more than 150 investment professionals had an average of over 13 years of investment experience and were supported by more than 420 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages Golub Capital BDC Inc., a Delaware corporation, or GBDC, and Golub Capital Direct Lending Corporation, a Maryland corporation, or GDLC, each of which has elected to be regulated as a busines development company and, in the case of GBDC, whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle Market Bookrunner each year from 2008 through Q2 2021 for senior secured loans of up to $500.0 million for leveraged buyouts based on number of deals completed according to Thomson Reuters LPC and internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 340 middle-market sponsors and repeat transactions with over 230 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

Disciplined Investment and Underwriting Process. GC Advisors utilizes the established investment process of Golub Capital for reviewing lending opportunities, structuring transactions and monitoring investments. Using its disciplined approach to lending, GC Advisors seeks to minimize credit losses through effective underwriting, comprehensive due diligence investigations, structuring and the implementation of restrictive debt covenants. We expect that GC Advisors will continue to select borrowers whose businesses will retain significant value, even in a depressed market or a distressed sale. GC Advisors intends to reduce risk further by focusing on repeat transactions with proven, successful sponsors. While emphasizing thorough credit analysis, GC Advisors intends to maintain strong relationships with sponsors by offering rapid initial feedback from senior investment professionals on each investment opportunity.

Regimented Credit Monitoring. Following each investment, GC Advisors implements a regimented credit monitoring system. This careful approach, which involves ongoing review and analysis by teams of professionals, has enabled GC Advisors to identify problems early and to assist borrowers before they face difficult liquidity constraints. If necessary, GC Advisors can assume the role of deal sponsor in a work-out situation and has extensive restructuring experience, both in and out of bankruptcy. GC Advisors believes in the need to prepare for possible negative contingencies in order to address them promptly should they arise.

Concentrated Middle-Market Focus. Because of our focus on the middle-market, we understand the following general characteristics of middle-market lending:

• middle-market companies are generally less leveraged than large companies and, we believe, offer more             attractive investment returns in the form of upfront fees, prepayment penalties and higher interest rates;

• middle-market issuers are more likely to have simple capital structures;

• carefully structured covenant packages enable middle-market lenders to take early action to remediate poor financial performance; and

• middle-market lenders can undertake thorough due diligence investigations prior to investment.

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans to U.S. middle market companies in industries we believe are resistant to recessions. We seek to generate strong risk-adjusted net returns by assembling a portfolio of investments across a broad range of industries and private equity investors.

We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We seek to have a portfolio of first-lien, senior secured loans to borrowers believed to be insulated from the effects of the novel coronavirus, or COVID-19, pandemic in recession-resistant industries.We also make opportunistic loans to independently owned and publicly held middle-market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

•annual EBITDA of less than $100.0 million;
•sustainable leading positions in their respective markets;
•scalable revenues and operating cash flow;
•experienced management teams with successful track records;
•insulation from the effects of the COVID-19 pandemic;
•stable, predictable cash flows with low technology and market risks;
•a substantial equity cushion in the form of capital ranking junior to our investment provided by a middle market private equity sponsor;
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

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have completed investments in over 1,900 companies at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

Golub Capital has principal lending offices in Chicago, New York, London and San Francisco. Each of Golub Capital’s originators maintains long-standing customer relationships and is responsible for covering a specified target market. We believe those originators’ strength and breadth of relationships across a wide range of markets generate numerous financing opportunities, which we believe enables GC Advisors to be highly selective in recommending investments to us.

Underwriting.  We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of this equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 45% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies, which uses a combination of analyses, including (1) fundamental analysis of a business’s financial statements, health, management, competitive advantages, competitors and markets; (2) analysis of opportunities in a given market based upon fluctuations due to seasonal, financial and economic factors; (3) quantitative analysis of the relative risk-return characteristics of investments and a comparison of yields between asset classes and other indicators; and (4) analysis of proprietary and secondary models. In evaluating a particular company, we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Based upon a combination of bottom-up analysis of the individual investment and GC Advisors’ expectations of future market conditions, GC Advisors seeks to assess the relative risk and reward for each investment. GC Advisors seeks to mitigate the risks of a single company or single industry through portfolio diversification. GC Advisors also considers environmental, social and governance considerations in the investment decision-making process, in accordance with its ESG policy, including analysis of the likelihood of material ESG-related risk based on the industry and industry subsector of the potential portfolio company, with further diligence and analysis based on this categorization as well as other factors identified during diligence. Golub Capital’s due diligence process for middle market credits will typically entail:

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

The following chart illustrates the stages of Golub Capital’s evaluation and underwriting process:

ILLUSTRATIVE DEAL EVALUATION PROCESS

Execution. In executing transactions for us, GC Advisors utilizes the due diligence process developed by Golub Capital. Through a consistent approach to underwriting and careful attention to the details of execution, Golub Capital seeks to maintain discipline with respect to credit, pricing and structure to ensure the ultimate success of the financing. Upon completion of due diligence, the investment team working on an investment delivers a final memorandum to GC Advisors’ investment committee. Once an investment has been approved by the investment committee, it moves through a series of steps generally, including initial documentation using standard document templates, final documentation, including resolution of business points and the execution of original documents held in escrow. Upon completion of final documentation, a loan is funded upon the execution of an investment committee memorandum by members of GC Advisors’ investment committee.

Monitoring. We view active portfolio monitoring as a vital part of our investment process. We consider board observation rights, where appropriate, regular dialogue with company management and sponsors and detailed, internally generated monitoring reports to be critical to our performance. Golub Capital has developed a monitoring template that is designed to reasonably ensure compliance with these standards. This template is used by GC Advisors as a tool to assess investment performance relative to our plan. In addition, our portfolio companies often rely on GC Advisors to provide them with financial and capital markets expertise.

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

For any investment rated 1, 2 or 3, GC Advisors increases its monitoring intensity and prepares regular updates for the investment committee, summarizing current operating results and material impending events and suggesting recommended actions.

GC Advisors monitors and, when appropriate, changes the internal performance ratings assigned to each investment in our portfolio. In connection with our valuation process, GC Advisors and our board of directors review these internal performance ratings on a quarterly basis.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$81,941	5.7%	$19,794	2.2%
4	1,321,794	91.9	758,379	85.6
3	34,864	2.4	108,572	12.2
2	44	0.0 *	106	0.0 *
1	—	—	—	—
Total	$1,438,643	100.0%	$886,851	100.0%

*	Represents an amount less than 0.1%.

Investment Committee

The purpose of GC Advisors’ investment committee, which is comprised of officers of GC Advisors, is to evaluate and approve all of our investments, subject to the oversight of our board of directors. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee currently consists of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. The investment committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

Each transaction is presented to the investment committee in a formal written report. Each investment opportunity generally receives the unanimous approval of the investment committee. Each member of the investment committee performs a similar role for other investment funds, accounts or other investment vehicles, collectively referred to as accounts, sponsored or managed by Golub Capital and its affiliates.

Investment Structure

Once GC Advisors determines that a prospective portfolio company is suitable for investment, GC Advisors typically works with the private equity sponsor, if applicable, the management of that company and its other capital providers to structure our investment. GC Advisors negotiates with these parties to agree on how our investment should be structured relative to other capital in the portfolio company’s capital structure.

GC Advisors structures our investments, which typically have maturities of three to seven years, as follows:

Senior Secured Loans. GC Advisors structures investments in senior secured loans, where we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. Our senior secured loans often provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity. Our senior secured loans may include a payment in kind, or PIK, feature.

One Stop Loans. GC Advisors structures our one-stop loans as senior secured loans. A one-stop loan is a single loan that blends the characteristics of traditional senior debt and traditional junior debt. The structure generally combines the stronger lender protections associated with first lien senior secured debt with the superior economics of junior capital. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In some cases, one-stop loans are provided to borrowers experiencing high revenue growth supported by a high level of discretionary expenditures. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses if appropriate. One-stop loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Our one stop loans may include a PIK feature. One-stop loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases, we are the sole lender or we, together with our affiliates, are the sole lenders of a one stop loan, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

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

Second Lien Loans. GC Advisors structures these investments as subordinated, secured loans for which our claims on the related collateral are subordinated. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral typically takes the form of second priority liens on the assets of a portfolio company. Second lien loans typically provide for minimal loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity.

Subordinated Loans. GC Advisors structures these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates and provide us with significant current interest income. These loans typically have interest-only payments (often representing a combination of cash pay and PIK interest) in the early years, with all or the majority of amortization of principal deferred until loan maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

Second lien loans and subordinated loans are generally more volatile than first lien, senior secured loans and may involve a greater risk of loss of principal. In addition, the PIK feature of many subordinated loans, which effectively operates as negative amortization of loan principal, increases credit risk exposure over the life of the loan. Subordinated loans are more likely to include a PIK feature.
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

Investments

We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2021, as well as the top ten industries in which we were invested as of September 30, 2021, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Fair Value of Investments (In Thousands)	Percentage of Total Investments
GS Acquisitionco, Inc.	$40,735	2.8%
ES Acquisition, LLC	38,285	2.7
Diligent Corporation	37,766	2.6
Datix Bidco Limited	33,751	2.3
Imperial Optical Midco Inc.	30,119	2.1
Liminex, Inc.	30,015	2.1
Encorevet Group LLC	26,634	1.9
Red Dawn SEI Buyer, Inc.	26,601	1.8
PT Intermediate Holdings III, LLC	24,616	1.7
Cybergrants Holdings, LLC	24,423	1.7
	$312,945	21.7%

Industry	Fair Value of Investments (In Thousands)	Percentage of Total Investments
Software	$397,409	27.6%
Healthcare Providers and Services	135,583	9.4
IT Services	122,616	8.5
Insurance	91,339	6.3
Specialty Retail	65,351	4.5
Health Care Technology	59,146	4.1
Automobiles	54,050	3.8
Hotels, Restaurants and Leisure	51,154	3.6
Diversified Consumer Services	46,947	3.3
Food Products	44,265	3.1
	$1,067,860	74.2%

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Administrator or an affiliate of the Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We could receive fees for these services and reimburse the Administrator or an affiliate of the Administrator, as applicable, for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.

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
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•Rising interest rates could make it more difficult for portfolio companies to make periodic payments on their loans.
•We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and net investment income.
•We are dependent upon GC Advisors for our success and upon its access to the investment professionals and partners of Golub Capital and its affiliates.
•Our business model depends to a significant extent upon strong referral relationships with sponsors and investing in companies backed by private equity sponsors. Any inability of GC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•There are significant potential conflicts of interest that could affect our investment returns, including conflicts related to the obligations of GC Advisors' investment committee, GC Advisors or its affiliates have to other clients and conflicts related to fees and expenses of such other clients, incentives created by our base management and incentive fee structure, the valuation process for certain of our portfolio holdings and other arrangements with GC Advisors, or its affiliates.
•GC Advisors could make certain investment decisions for the purpose of receiving transaction fees.
•GC Advisors could prioritize its relationship with a borrower or private equity sponsor instead of seeking the most advantageous terms for a company investment.
•GC Advisors operates in multiple business lines and could pursue additional business lines, which could create a conflict of interest in the allocation of its time and focus.
•Golub Capital could pursue strategic transactions, which could create a conflict of interest in the allocation of GC Advisors' time and focus.
•We are subject to risks associated with a Liquidity Event.
•We and GC Advisors could be the target of litigation or regulatory investigations.
•We are subject to certain risks related to our ability to qualify as a RIC and to related regulations governing our operation as a business development company.
•We finance our investments with borrowed money, which could accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
•Investors in shares of our common stock may fail to fund their capital commitments when due.
•We are subject to risks associated with the SB Revolver, the DB Credit Facility and the 2021 Debt Securitization.
•The majority of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors and, as a result, there could be uncertainty as to the value of our portfolio investments.
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
•Our investments in debt, leveraged portfolio companies, private and middle-market portfolio companies are risky and we could lose all or part of our investment.
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
•We are subject to credit and default risk and portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity.
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
•There is a risk that investors in our equity securities could not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
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
GC Advisors’ services under the Investment Advisory Agreement are not exclusive. Subject to the requirements of the 1940 Act, GC Advisors can enter into one or more sub-advisory agreements under which GC Advisors would obtain assistance in fulfilling its responsibilities under the Investment Advisory Agreement.
Management Fee

Pursuant to the Investment Advisory Agreement, we pay GC Advisors a fee for investment advisory and management services consisting of two components - a base management fee and an incentive fee. The cost of both the base management fee and the incentive fee is ultimately borne by our stockholders.

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of our average adjusted gross assets at the end of the two most recently completed calendar quarters (excluding cash and cash equivalents but including assets purchased with borrowed funds, securitization related assets, and cash collateral on deposit with custodian) and is payable quarterly in arrears. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For periods ending on or prior to the date of the closing of a Liquidity Event, GC Advisors has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of our average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement and as described above. As used in this Annual Report on Form 10-K, the term “Liquidity Event” means the earlier of (1) the date of the pricing of an initial public offering or listing on a national securities exchange of our securities, (2) a distribution to our stockholders of either (a) cash proceeds from an orderly liquidation of our investments or (b) securities or other assets of ours as a distribution-in-kind, or (3) a sale of all or substantially all of our assets to, or other liquidity event with, an entity for consideration of either cash and/or publicly listed securities of the acquirer.

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

Incentive Fee Cap

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

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 1.5% quarterly. If market interest rates rise, we may have the ability to invest funds in debt instruments that provide for a higher return, which would increase our Pre-Incentive Fee Net Investment Income and make it easier for GC Advisors to surpass the fixed hurdle rate and receive an Income Incentive Fee. Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of our total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds and leverage) used to calculate the base management fee.

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

There was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the years ended September 30, 2021 and 2020. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for a capital gain incentive fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 15.0% of such amount prior to the closing of a Liquidity Event (20.0% following the closing of a Liquidity Event), less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2021, we have not made any Capital Gain Incentive Fee payments. For the years ended September 30, 2021, 2020 and 2019, we accrued (reversed) a capital gain incentive fee, net of waiver, under GAAP of $2.1 million, $(0.7) million and $0.5 million, respectively. The cumulative accrual for capital gain incentive fee, net of waiver, under GAAP was $2.1 million as of September 30, 2021. There was no cumulative accrual for capital gain incentive fee, net of waiver, under GAAP as of September 30, 2020.

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

Alternative 1
Additional Assumptions
Investment income (including interest, dividends, fees, etc.) = 1.25%

Prior to a Liquidity Event:
Management fee = 0.463% (Represents a quarter of the 1.00% annualized management fee on gross assets, net of waiver, assuming 0.85x debt-to-equity)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 0.437%
Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no Incentive Fee.
Following a Liquidity Event:
Management fee = 0.688% (Represents a quarter of the 1.375% annualized management fee on gross assets, assuming 1.0x debt-to-equity)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 0.212%
Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no Incentive Fee.
Alternative 2
Additional Assumptions
Investment income (including interest, dividends, fees, etc.) = 2.60%

Prior to a Liquidity Event the Incentive Fee would be:
Management fee = 0.463% (Represents a quarter of the 1.00% annualized management fee, net of waiver, on gross assets, assuming 0.85x debt-to-equity)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 1.787%

Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	= 50% × "catch-up" + the greater of 0% AND (15% × (Pre-Incentive Fee Net Investment Income - 2.143%)) = (50% × (1.787% - 1.50%)) + 0% = 50% × 0.287% = 0.144%
Following a Liquidity Event the Incentive Fee would be:
Management fee = 0.688% (Represents a quarter of the 1.375% annualized management fee on gross assets, assuming 1.0x debt-to-equity)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 1.562%
Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	= 50% × "catch-up" + the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income - 2.50%)) = (50% × (1.562% - 1.50%)) + 0% = 50% × 0.062% = 0.031%

Alternative 3
Additional Assumptions
Investment income (including interest, dividends, fees, etc.) = 3.75%

Prior to a Liquidity Event the Incentive Fee would be:
Management fee = 0.463% (Represents a quarter of the 1.00% annualized management fee, net of waiver, on gross assets, assuming 0.85x debt-to-equity)
Pre-Incentive Fee Net Investment Income (investment income - (management fee + other expenses)) = 2.937%
Pre-Incentive Fee Net Investment Income exceeds hurdle rate, therefore there is an Incentive Fee.

Incentive Fee	= 50% × "catch-up" + the greater of 0% AND (15% × (Pre-Incentive Fee Net Investment Income - 2.50%))
= (50% × (2.143% - 1.50%)) + (15% × (2.937% - 2.143%))
= 50% × 0.643% + 15% × 0.794%
= 0.322% + 0.119%
= 0.441%

Following a Liquidity Event the Incentive Fee would be:
Management fee = 0.688% (Represents a quarter of the 1.375% annualized management fee on gross assets, assuming 1.0x debt-to-equity)
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

Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in May 2021, our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•the nature, extent and quality of services provided to us by GC Advisors;
•the relative investment performance of us since inception;
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

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2021, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The board of directors, including the independent directors reviews the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement to determine that such expenses are reasonable and comparable to administrative services charged by unaffiliated asset managers. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

We can invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we could, for the purpose of public resale, be deemed an “underwriter,” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we could enter into hedging transactions to manage the risks associated with interest rate or foreign currency fluctuations. However, we could purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we could acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company in excess of the limits imposed by the 1940 Act. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments could subject our stockholders to additional expenses. None of these policies, or any of our other policies, is fundamental and each could be changed without stockholder approval. To the extent we adopt any fundamental policies; no person from whom we borrow will have, in his or her capacity as lender or debt holder, either a veto power or a vote in approving or changing any of our fundamental policies.

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

(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as could be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:
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
The regulations defining and interpreting qualifying assets can change over time. We could expect to adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

We look through our consolidated subsidiaries to the underlying holdings (considered together with portfolio assets held outside of our consolidated subsidiaries) for purposes of determining compliance with the 70% qualifying assets requirement of the 1940 Act. At least 70% of our assets will be eligible assets.

Managerial Assistance to Portfolio Companies

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, when the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group could make available such managerial assistance. Making available significant managerial assistance means any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator or an affiliate of the Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments could consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets or temporary investments. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that could be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the diversification tests described in section 851(b)(3) of the Code in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. GC Advisors will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% (or 150% upon receipt of certain approvals and subject to the requirement that we make an offer to repurchase the shares of our stockholders) immediately after each such issuance (or such other percentage as could be prescribed by law from time to time). As of September 30, 2021, our asset coverage for borrowed amounts was 215.9%.

In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We can also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. We consolidate our financial results with all of our wholly-owned subsidiaries, including GBDC 3 Funding, GBDC 3 Holdings, the 2021 Issuer and 2021 CLO Depositor for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors - Risks Relating to our Business and Structure - Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.”

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

Proxy Voting Records

You can obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2021 by making a written request for proxy voting information to: Golub Capital BDC 3, Inc., Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling Golub Capital BDC 3, Inc. collect at (212) 750-6060.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, imposes a variety of regulatory requirements on companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and their insiders. Many of these requirements affect us. For example:

•pursuant to Rule 13a-14 under the Exchange Act our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 under Regulation S-K under the Securities Act our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 under the Exchange Act our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Under the JOBS Act and Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, we can take advantage of an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This could increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
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

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares of common stock. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that could be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and can include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.
A “U.S. stockholder” is a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:

•a citizen or individual resident of the United States;

•a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;

•an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•a trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.

A “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is not a U.S. stockholder.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold shares of our common stock should consult its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.

Tax matters are very complicated and the tax consequences to an investor of an investment in our shares of common stock will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.

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
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income), or the 90% Income Test; and
•diversify our holdings, so that at the end of each quarter of the taxable year:
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

In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status, and we could choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We could then be required to pay a 4% excise tax on such income or capital gains.

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

Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct dividend distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we could be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years. The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

Taxation of U.S. Stockholders
Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus net short-term capital gains in excess of net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional shares of our common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations and if certain holding period requirements are met, such distributions generally will be treated as qualified dividend income and generally eligible for a maximum U.S. federal tax rate of either 15% or 20%, depending on whether the individual shareholder’s income exceeds certain threshold amounts, and if other applicable requirements are met, such distributions generally will be eligible for the corporate dividends received deduction to the extent such dividends have been paid by a U.S. corporation. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the preferential maximum U.S. federal tax rate applicable to non-corporate stockholders as well as will not be eligible for the corporate dividends received deduction.
Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains (currently generally at a maximum rate of either 15% or 20%, depending on whether the individual shareholder’s income exceeds certain threshold amounts) in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder. Stockholders receiving dividends or distributions in the form of additional shares of our common stock purchased in the market should be treated for U.S. federal income tax purposes as receiving a distribution in an amount equal to the amount of money that the stockholders receiving cash dividends or distributions will receive, and should have a cost basis in the shares received equal to such amount. Stockholders receiving dividends in newly issued shares of our common stock will be treated as receiving a distribution equal to the value of the shares received, and should have a cost basis of such amount.
Although we currently intend to distribute any net capital gains at least annually, we can in the future decide to retain some or all of our net capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal their allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for their common stock. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally could be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or could be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”
For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any tax year and (2) the amount of capital gain dividends paid for that tax year, we could, under certain circumstances, elect to treat a dividend that is paid during the following tax year as if it had been paid during the tax year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the tax year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been received by our U.S. stockholders on December 31 of the calendar year in which the dividend was declared.

If an investor purchases shares of our common stock shortly before the record date of a distribution, the price of the shares of our common stock will include the value of the distribution and the investor will be subject to tax on the distribution even though it represents a return of their investment.
A stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of their shares of our common stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held their shares of common stock for more than one year. Otherwise, it would be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock could be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of the common stock acquired will be increased to reflect the disallowed loss.
In general, individual U.S. stockholders are subject to a maximum U.S. federal income tax rate of either 15% or 20% (depending on whether the individual U.S. stockholder’s income exceeds certain threshold amounts) on their net capital gain, i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our shares of common stock. Such rate is lower than the maximum federal income tax rate on ordinary taxable income currently payable by individuals. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate stockholders incurring net capital losses for a tax year (i.e., net capital losses in excess of net capital gains) generally can deduct up to $3,000 of such losses against their ordinary income each tax year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally could be carried forward and used in subsequent tax years as provided in the Code. Corporate stockholders generally cannot deduct any net capital losses for a tax year, but can carry back such losses for three tax years or carry forward such losses for five tax years.
We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each calendar year’s distributions generally will be reported to the IRS. Distributions can also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation. Dividends distributed by us generally will not be eligible for the dividends-received deduction or the lower tax rates applicable to certain qualified dividends.
Until and unless we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (i) shares of our common stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year or (ii) shares of our common stock being treated as regularly traded on an established securities market for any taxable year, for purposes of computing the taxable income of U.S. stockholders that are individuals, trusts or estates, (i) our earnings will be computed without taking into account such U.S. stockholders’ allocable shares of the management and incentive fees paid to our investment adviser and certain of our other expenses, (ii) each such U.S. stockholder will be treated as having received or accrued a dividend from us in the amount of such U.S. stockholder’s allocable share of these fees and expenses for such taxable year, (iii) each such U.S. stockholder will be treated as having paid or incurred such U.S. stockholder’s allocable share of these fees and expenses for the calendar year and (iv) each such U.S. stockholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions are deductible only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of determining a U.S. stockholder’s liability for the U.S. federal alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.
Backup withholding, currently at a rate of 24%, could be applicable to all taxable distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is not an additional tax and is generally allowed as a credit against the U.S. stockholder’s U.S. federal income tax liability and could entitle such stockholder to a refund, provided that proper information is timely provided to the IRS.
If a U.S. stockholder recognizes a loss with respect to shares of our common stock of $2 million or more for an individual stockholder or $10 million or more for a corporate stockholder, the stockholder must file with the IRS a disclosure statement on Form 8886. Direct stockholders of portfolio securities are in many cases exempted from this reporting requirement, but under current guidance, stockholders of a RIC are not exempted. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. stockholders should consult their tax advisors to determine the applicability of these regulations in light of their specific circumstances.
An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceed certain threshold amounts.
Taxation of Non-U.S. Stockholders
Whether an investment in the shares of our common stock is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares of our common stock by a Non-U.S. stockholder could have adverse tax consequences. Non-U.S. stockholders should consult their tax advisors before investing in our common stock.
Subject to the discussion below, distributions of our “investment company taxable income” to Non-U.S. stockholders (including interest income, net short-term capital gain or foreign-source dividend and interest income, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of U.S. federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, in which case the distributions will generally be subject to U.S. federal income tax at the rates applicable to U.S. persons. In that case, we will not be required to withhold U.S. federal tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements. Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.
Certain properly-designated dividends received by a Non-U.S. stockholder generally are exempt from U.S. federal withholding tax when they (1) are paid in respect of our “qualified net interest income” (generally, our U.S. source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income), or (2) are paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for a tax year) as well as if certain other requirements are satisfied. Nevertheless, it should be noted that in the case of shares of our stock held through an intermediary, the intermediary could have withheld U.S. federal income tax even if we designated the payment as an interest-related dividend or short-term capital gain dividend. Moreover, depending on the circumstances, we could designate all, some or none of our potentially eligible dividends as derived from such qualified net interest income or as qualified short-term capital gains, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding.
Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains realized by a Non-U.S. stockholder upon the sale of our common stock, will not be subject to federal withholding tax and generally will not be subject to U.S. federal income tax unless the distributions or gains, as the case could be, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the United States or, in the case of an individual Non-U.S. stockholder, the stockholder is present in the United States for 183 days or more during the year of the sale or capital gain dividend and certain other conditions are met.
If we distribute our net capital gains in the form of deemed rather than actual distributions (which we could do in the future), a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate Non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected with a U.S. trade or business could, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).
A Non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal income tax, could be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with a U.S. nonresident withholding tax certification (e.g., an IRS Form W-8BEN, IRS Form W-8BEN-E, or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding.
Pursuant to the Foreign Account Tax Compliance Act, or FATCA, the applicable withholding agent is generally required to withhold U.S. tax (at a 30% rate) with respect to payments of dividends made to certain non-U.S. entities that fail to comply (or be deemed compliant) with extensive reporting and withholding requirements designed to inform the U.S. Department of the Treasury of U.S.-owned foreign investment accounts. The information required to be reported include the identity and taxpayer identification number of each account holder and transaction activity within the holder’s account. Stockholders could be requested to provide additional information to enable the applicable withholding agent to determine whether withholding is required.
An investment in shares by a non-U.S. person could also be subject to U.S. federal estate tax. Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax, U.S. federal estate tax, withholding tax, and state, local and foreign tax consequences of acquiring, owning or disposing of our common stock.

Item 1A. Risk Factors
You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you could lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Relating to Our Business and Structure
We are subject to risks associated with the current interest rate environment and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income, in particular with respect to increases from current levels to the level of the interest rate floors on certain investments. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our credit facilities or other financing arrangements are typically floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor above current levels will not increase until interest rates exceed the applicable floor.
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
A number of entities compete with us to make the types of investments that we plan to make and we believe that recent market trends, including sustained periods of low interest rates, have increased the number of competitors seeking to invest in loans to private, middle market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors could have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.
The amount of capital in the private debt markets and overall competition for loans could result in short-term returns for us that are lower than our long-term targets. In addition, one of the effects of the COVID-19 pandemic has been a decrease in the number of new investment opportunities in U.S. middle market companies during 2020, and we can offer no assurance about when, or if, the number of U.S. middle market company investing opportunities will equal or exceed those available prior to the COVID-19 pandemic. In the event these conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.
Identifying, structuring and consummating investments involves competition among capital providers and market and transaction uncertainty. GC Advisors can provide no assurance that it will be able to identify a sufficient number of suitable investment opportunities or to avoid prepayment of existing investments to satisfy our investment objectives, including as necessary to effectively structure credit facilities or other forms of leverage. This could result in GC Advisors calling a smaller portion of capital commitments in the private placement of our common stock or calling capital commitments more slowly than it otherwise would.
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
With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors could make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we could lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we could experience decreased net interest income, lower yields and increased risk of credit loss. We will also compete for investment opportunities with accounts managed or sponsored by GC Advisors or its affiliates. Although GC Advisors allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and thus not necessarily be in the best interests of us and our securityholders. Moreover, the performance of investments will not be known at the time of allocation.
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
In July 2017, the Financial Conduct Authority, or the FCA, announced its intention to cease sustaining LIBOR by the end of 2021. The FCA’s intention is that, after 2021, it will no longer be necessary for the FCA to persuade or compel banks to submit to LIBOR due to the development of alternative benchmark rates, which the FCA suggested should be based on transactions and not on reference rates that do not have active underlying markets to support them. In April 2018, the New York Federal Reserve Bank began publishing its alternative rate, the Secured Overnight Financing Rate or SOFR. The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA. Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated, and therefore it is unclear whether and when markets will adopt either of these rates as a widely accepted replacement for LIBOR.
On November 30, 2020, LIBOR’s administrator, the ICE Benchmark Administration Limited, or the IBA, announced a consultation beginning in early December 2020 on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining US dollar LIBOR settings, including one-month LIBOR, immediately following the LIBOR publication on June 30, 2023. On March 5, 2021, the FCA released an announcement confirming that such LIBOR settings would cease to be provided by any administrator or no longer be representative as of the dates specified in the IBA proposal, and confirmed that the FCA does not expect any LIBOR settings will be comes unrepresentative before such dates. The IBA closed the consultation for feedback at the end of January 2021. Concurrent with the IBA’s proposal, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use US dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than US dollar LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after US dollar LIBOR’s discontinuation and (iii) explained that extending the publication of certain US dollar LIBOR tenors until June 30, 2023 would allow most legacy US dollar LIBOR contracts to mature before LIBOR experiences disruptions. On March 8, 2021, the Alternative Reference Rates Committee confirmed that in its opinion the March 5, 2021 announcements by the IBA and the FCA on the future cessation and loss of the representativeness of the LIBOR benchmark rates constitutes a “benchmark transition event” with respect to all U.S. dollar LIBOR settings. A “benchmark transition event” may cause, or allow for, certain contracts to replace LIBOR with an alternative reference rate and such replacement could have a material and adverse on the CLO market, the leveraged loan market and/or us.
On July 29, 2021, the Alternative Reference Rates Committee formally announced that it recommends the Chicago Mercantile Exchange’s forward-looking SOFR term rates for use in business loans, including securities backed by such assets. However, forward-looking SOFR term rates will not be representative of three-month LIBOR, and there is no requirement that the Chicago Mercantile Exchange continue to publish forward-looking SOFR term rates, in which case we, our lenders, and our portfolio company borrowers may be required to use other measurements of SOFR, as applicable.
As such, if LIBOR in its current form does not survive and a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could also negatively impact the market value and/or transferability of our portfolio company investments. Furthermore, disruptions related to loans and/or other debt financing securitizations (CLOs) in the marketplace could have a material adverse effect on the ability of GC Advisors or its affiliates to enter into loans in the future in accordance with our investment strategy and have a material adverse effect on us. We could also be materially and adversely impacted to the extent GC Advisors or its affiliates are unable to successfully implement an acceptable replacement rate in leverage utilized by us or if there is a prolonged period of mismatch on the interest rates on the interest rates payable on our leverage and our portfolio investments as a result of the continued publication of LIBOR. Further, if LIBOR does not survive and a replacement rate is not widely agreed upon, the mismatch on the interest rates payable by any leverage incurred by us and the interest rate payable on the portfolio company investments could result in a decrease in our net investment income and distributions we are able to pay to our stockholders.
We are dependent upon GC Advisors for our success and upon its access to the investment professionals and partners of Golub Capital and its affiliates.
We do not have any internal management capacity or employees. We rely on GC Advisors to manage and conduct our affairs and make all investment decisions. Subject to the oversight of our board of directors, GC Advisors has sole discretion in originating, structuring, negotiating, purchasing, financing and eventually divesting our investments, and our investors will not be able to evaluate for themselves the merits of particular investments prior to us making such investments. We depend on the diligence, skill and network of business contacts of the senior investment professionals of GC Advisors to achieve our investment objective. GC Advisors’ investment committee, which consists of two members of our board of directors and additional employees of Golub Capital LLC, provides oversight over our investment activities. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. We expect that GC Advisors will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of GC Advisors will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Golub Capital LLC and its affiliates and do not develop new relationships with other sources of investment opportunities, we can provide no assurance that GC Advisors or its affiliates will be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of GC Advisors’ investment committee or of other senior investment professionals of GC Advisors and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.
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
From time to time, we expect to have direct or indirect exposure to companies controlled by private equity sponsors in which the sponsors have completed one or more dividend recapitalizations, thereby allowing the private equity sponsor to substantially reduce or eliminate its net investment in an underlying portfolio company. These investments generally present different investment characteristics to us than investments where a private equity sponsor retains a significant net contributed capital position in the company. These investments could experience a higher rate of default. Even when a default does not occur, private equity sponsors could be less willing to provide ongoing financial, managerial or operating support to a portfolio company after it has received one or more capital distributions on its investment.
We believe that purchase price multiples of companies (as measured by the price paid by a private equity sponsor to purchase a company divided by the company’s trailing twelve month earnings) to which we have direct or indirect exposure are close to all-time highs. When considering the appropriate amount of financing to provide a prospective borrower, GC Advisors considers the value cushion as measured by the difference between the enterprise value of the company and the total amount of financing. If market purchase price multiples decline or if a portfolio company experiences financial distress, the value cushion supporting our investment could deteriorate and the investment could become impaired, resulting in losses for us. The risk of such losses for us are greater during periods when purchase price multiples are close to all-time highs.
We can provide no assurance that we will be able to replicate the historical results achieved by other entities managed or sponsored by members of GC Advisors’ investment committee, or by GC Advisors or its affiliates.
Potential investors are cautioned that past investment performance of similar portfolios and other investment vehicles managed by GC Advisors or its affiliates is not indicative of how we will perform. Our investments could differ from some existing accounts and funds that are or have been sponsored or managed by members of GC Advisors' investment committee, GC Advisors or affiliates of GC Advisors. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of GC Advisors' investment committee, GC Advisors or affiliates of GC Advisors. We often co-invest in portfolio investments with other accounts sponsored or managed by members of GC Advisors' investment committee, GC Advisors or its affiliates. Such investments are subject to regulatory limitations and approvals by directors who are not "interested persons" as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results were achieved in particular market conditions that might never be repeated. Moreover, current or future market volatility and regulatory uncertainty can have an adverse impact on our future performance.
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
As a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee, there will be times when GC Advisors or such persons have interests that differ from those of our securityholders, giving rise to a conflict of interest, many of which are described in the following risk factors. GC Advisors attempts to identify, monitor and mitigate conflicts of interest. Further, GC Advisors has implemented policies and procedures reasonably designed to ensure its clients are treated fairly and equitably over time. GC Advisors believes that these factors, together with Golub Capital’s commitment to put investors first, effectively mitigate the risks associated with such conflicts of interest. However, it can be difficult to ensure that conflicts of interest do not adversely affect us.
There are conflicts related to the obligations of GC Advisors’ investment committee, GC Advisors or its affiliates have to other clients and conflicts related to fees and expenses of such other clients.
The members of GC Advisors’ investment committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, our directors and certain of our officers also serve as directors and officers of GBDC (NASDAQ: GBDC) and Golub Capital Direct Lending Corporation, or GDLC, each a closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors and its affiliates manage other clients with similar or competing investment objectives.
GC Advisors' management team will share its time and attention between us and other investment vehicles and accounts. Neither we nor any investor in us unaffiliated with GC Advisors will have any rights in or to independent ventures of GC Advisors or its affiliates or in the income or profits derived therefrom. GC Advisors does not expect to have any dedicated personnel who spend all or substantially all of their time managing our investing activities.
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. For example, the economic disruption and uncertainty precipitated by the COVID-19 pandemic has required GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. The allocation of time and focus by personnel of GC Advisors and its affiliates to these existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC, GDLC and multiple private funds and separate accounts that pursue an investment strategy similar to ours, some of which will seek additional capital from time to time We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts, which could have a material adverse effect on our business, financial condition, results of operations and cash flows during such ramp-up period. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.
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
The part of the management and incentive fees payable to GC Advisors that relates to our net investment income is computed and paid on income that includes interest income that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero coupon securities and other deferred interest instruments. This compensation arrangement creates an incentive for GC Advisors to make investments on our behalf that are riskier or more speculative, including debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we accrue the interest over the life of the investment but do not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. GC Advisors has an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because GC Advisors is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
Our securities may be purchased by GC Advisors or its affiliates.
Affiliates of GC Advisors have purchased, and GC Advisors and its affiliates in the future expect to purchase, certain of our securities. The purchase of our securities, including shares of our common stock, by GC Advisors and its affiliates could create certain risks. For example, GC Advisors and its affiliates may have an interest in disposing of our securities at a date that differs from that of our other investors so as to recover their investment in such securities.
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
In connection with that determination, investment professionals from GC Advisors will provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of GC Advisors’ investment professionals in our valuation process, and the indirect pecuniary interest in GC Advisors by Lawrence E. Golub and David B. Golub, results in a conflict of interest as GC Advisors’ management fee is based, in part, on our average adjusted gross assets and our capital gain and subordinated liquidation incentive fees are based, in part, on unrealized gains and losses.
Conflicts related to other arrangements with GC Advisors or its affiliates.
We have entered into a license agreement with Golub Capital LLC, under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital” See "Management Agreements — License Agreement". In addition, we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest, including in the allocation of expenses and the enforcement of the respective agreements, that our board of directors must monitor.
Our ability to enter into transactions with our affiliates will be restricted, which could limit the scope of investments available to us.
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. GC Advisors and its affiliates are considered our affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, the SEC. We are prohibited from buying or selling any security from or to, among others, any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC.
We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, SEC staff, or Staff, interpretations and the co-investment exemptive relief order from the SEC. For example, we can invest alongside such accounts consistent with guidance promulgated by the Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We can also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the relative capital available for investment of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time, including, for example, through random or rotational methods. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.
On occasion, an investment opportunity will be too large to satisfy our desired position size and that of other investment funds and accounts managed by GC Advisors and its affiliates. GC Advisors can provide no assurance that it will be able to identify counterparties to participate in such investment opportunities, and could be required to decline to make investments where it does not believe that it can successfully sell some of the investment opportunity to another market participant.
In situations in which co-investment with other accounts sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, such as when, in the absence of the exemptive relief described below, we and such other accounts cannot make investments in the same issuer or where the different investments could be expected to result in a conflict between our interest and those of other accounts, GC Advisors needs to decide whether we or such other accounts will proceed with such investments. GC Advisors makes these determinations based on its policies and procedures, which generally require that such investment opportunities be offered to eligible accounts on a basis that is fair and equitable over time, including, for example, through random or rotational methods. Moreover, we generally will be unable to invest in an issuer in which an account sponsored or managed by GC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions limit the scope of investment opportunities that would otherwise be available to us.
On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC to permit us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates will afford us additional investment opportunities and the ability to achieve greater diversification. There could be many follow-on opportunities available to other entities advised by GC Advisors and its affiliates that are unavailable to us due to the limitations of the exemptive relief granted to us, GC Advisors and its affiliates.
Although the terms of the exemptive relief require that GC Advisors will be given the opportunity to cause us to participate in certain transactions originated by affiliates of GC Advisors, GC Advisors may determine that we not participate in those transactions and for certain other transactions (as set forth in certain criteria approved by our board of directors) GC Advisors may not have the opportunity to cause us to participate. In addition, even if we and any such other entities sponsored or managed by GC Advisors or its affiliates invest in the same securities or loans, conflicts of interest may still arise. For example, it is possible that, as a result of legal, tax, regulatory, accounting, political or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for us and such other entities advised by GC Advisors and its affiliates could differ. Additionally, we and such other entities advised by GC Advisors and its affiliates will generally have different investment periods and/or investment objectives (including return profiles) and, as a result, have conflicting goals with respect to the price and timing of disposition opportunities. As such, to the extent permissible under applicable law and any applicable order issued by the SEC, we and such other entities could dispose of co-investments at different times and on different terms.
We have entered into the Adviser Revolver resulting in a conflict of interest between GC Advisors’ obligation to act in its own best interest and in our best interest.
We have entered into the Adviser Revolver, an unsecured revolving loan agreement with GC Advisors. GC Advisors has a conflict of interest between its obligation to act in our best interest and its own best interest. Any such loans or advances made to us under the Adviser Revolver will be consistent with applicable law, GC Advisors’ fiduciary obligations to act in our best interests, our investment objectives, and the asset coverage ratio requirements under the 1940 Act. The terms associated with any such loans from GC Advisors or its affiliates, including the interest charged, shall, in the aggregate, be no more favorable to GC Advisors or its affiliates than could be obtained in an arm’s-length transaction but will not necessarily be on the same terms or at the same interest rate charged by GC Advisors to other funds that it manages. Neither GC Advisors nor any of its affiliates is obligated to extend any such loans to us and such loans will not necessarily be made available to us in the same amounts or on the same economic terms as are made available to other funds advised by GC Advisors or its affiliates, or at all. In the event that we are required to find third-party financing in place of or in addition to loans from GC Advisors and its affiliates, such third-party financing could be at less favorable economic terms than the loans from GC Advisors and its affiliates, which could reduce our returns.
GC Advisors could make certain investment decisions for the purpose of receiving transaction fees.
In connection with investments made by us, GC Advisors and its affiliates often receive origination, commitment, documentation, structuring, facility, monitoring, amendment, refinancing, administrative agent and/or other fees from portfolio investments in which we invest or propose to invest. The potential for GC Advisors and its affiliates to receive such economic benefits creates conflicts of interest as GC Advisors and its affiliates have an incentive to invest in portfolio investments that provide such benefits. Similarly, GC Advisors and its affiliates could be incentivized to waive certain fees in connection with a refinancing in order to receive certain fees in the new transaction, including when we and/or other accounts advised by GC Advisors and its affiliates can participate in the original or refinanced investment, or both.
Reductions, waivers or absorptions of fees and costs can temporarily result in higher returns to investors than they would otherwise receive if full fees and costs were charged.
GC Advisors and its affiliates are permitted to reduce, waive or absorb some of the fees or costs otherwise due by us. While this activity can be seen as friendly to investors, reductions, waivers and absorptions of fees and costs result in higher returns to investors than such investors would receive if full fees and costs were charged. Such fee waivers also create a conflict of interest as GC Advisors has an incentive to delay calling capital commitments to later periods in which such waivers are no longer in effect. There is no guarantee that such reductions, waivers or absorptions will occur in the future or at all, and any such reductions, waivers and absorptions are entirely at the discretion of GC Advisors or the Administrator, as applicable.
GC Advisors could prioritize its relationship with a borrower or private equity sponsor instead of seeking the most advantageous terms for our investments.

GC Advisors will not make any investment on behalf of us that it does not believe to be in our best interest. However, conflicts can arise in any particular transaction between obtaining the most advantageous terms for an investment, which benefits us and other clients of GC Advisors participating in that investment, and maintaining GC Advisors’ relationship with a borrower or private equity sponsor, which likely serves the long-term best interests of GC Advisors’ clients overall, including us. For example, affiliates of GC Advisors hold relatively small, minority investments in unaffiliated private equity funds, which arguably creates an incentive for GC Advisors to cause us to invest in portfolio companies owned by such private equity funds and to treat such portfolio companies more favorably in a workout situation. As another example of the conflicts that could arise, GC Advisors is permitted to reduce or waive transaction or prepayment fees, offer loan terms that are more favorable to the borrower (and conversely, less favorable to us), accept a below-target position size, agree to amend certain terms or waive existing terms or defaults or make other similar concessions to maintain or improve a relationship with a private equity sponsor or borrower, which GC Advisors believes will increase the likelihood of repeat business that will benefit us and GC Advisors’ other clients.
GC Advisors operates in multiple business lines and could pursue additional business lines, which could create a conflict of interest in the allocation of its time and focus.
While Golub Capital maintains two major business lines, it has explored and will continue to explore opportunities outside these business lines. Such activity could adversely affect us. These risks include reputational damage, loss of management attention and time due to multiple constraints, regulatory sanctions, adverse impact to business relationships, increased competition of capital allocations, and expansion of potential risks to GC Advisors’ business as a whole outside those previously disclosed. New business lines could also exacerbate existing conflicts of interest and raise new conflicts.
Investors should be aware that other lines of business at Golub Capital could indirectly affect their investment in us, even if we are not directly exposed to those lines of business. While GC Advisors and its affiliates keep each investment client as a legally distinct entity or account, there are risks that a separate business line suffering a material adverse condition could affect other business lines to which we have direct exposure, and consequently, our performance. These risks could materially affect GC Advisors’ business as a whole, and include loss of reputation, loss of management time and focus, regulatory sanctions, and adverse impact to business relationships.
Golub Capital could pursue strategic transactions, which could create a conflict of interest in the allocation of GC Advisors’ time and focus.
Golub Capital could engage in any number of strategic transactions, including, acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures or even a fund that pursues a strategy that is different than what Golub Capital has historically focused on, such as a private equity fund of funds. Additionally, Golub Capital could sell stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in the Company. In August 2018, Golub Capital sold a passive, non-voting minority stake in its management companies. While Golub Capital has not subsequently engaged in any material strategic transactions, it could do so in the future.
Strategic transactions are subject to many risks, such as the risk that the transaction might not be successful in meeting its strategic goals, or the risk that the transaction might divert the attention of GC Advisors from the core investment activities of the Fund, or the risk that the management team will not be successful in developing and operating the underlying business involved in the strategic transaction.
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
GC Advisors is a registered investment adviser and, as such, is subject to the provisions of the Investment Advisers Act. We and GC Advisors are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general.
There is also a material risk that applicable governmental authorities and regulators in the United States and other jurisdictions will continue to adopt new laws or regulations (such as tax, privacy and anti-money laundering laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations, in each case in a manner that is burdensome for GC Advisors and for us. Any such events or changes could occur during the term of the Company and could adversely affect us or GC Advisors and GC Advisors' ability to operate and/or pursue its management strategies on behalf of us. Further, any such events or changes could adversely affect obligors’ ability to make payments on loans to which we are directly or indirectly exposed or otherwise adversely affect the value of such investments. Such risks are often difficult or impossible to predict, avoid or mitigate in advance. As a result, there can be no assurance that any of the foregoing will not have an adverse impact on the business of GC Advisors and/or any of its affiliates or our performance. From time to time, GC Advisors and its affiliates could take certain actions that they determine are necessary, appropriate or in the best interests of us and our stockholders, taken as a whole, to mitigate the application or impact of certain laws or regulations.
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
Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. This risk would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved by GC Advisors, the Administrator, or any of our officers, be borne by us and would reduce our net assets. GC Advisors and others are indemnified by us in connection with such litigation, subject to certain conditions.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
In order to qualify as a RIC under the Code, we must meet certain source of income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for dividends paid, to our stockholders each taxable year. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we could fail to qualify as a RIC and, thus, could be subject to corporate-level income tax irrespective of the level of distributions paid to our stockholders. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements could result in our having to dispose of certain investments quickly in order to prevent the loss of our qualification as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and could result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our securityholders. See “Business — Taxation as a RIC.”
We could need to raise additional capital to grow because we must distribute most of our income.
We can offer no assurance that we would be successful in meeting our target for capital commitments from investors in the private placement of our common stock or that we could raise a sufficient amount of capital to permit us to effectively implement our investment strategy and objectives. As a result, we could need additional capital to fund new investments and grow our portfolio of investments. In addition to the private placement of our common stock, we intend to access the capital markets periodically to issue debt or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, in order to qualify as a RIC, we are required to distribute each taxable year an amount generally at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid as dividends for U.S. federal income tax purposes, to our stockholders. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which could have an adverse effect on the value of our securities. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we could receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.
We could have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of original issue discount. This could arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contractual PIK arrangements, is included in income before we receive any corresponding cash payments. We also could be required to include in income certain other amounts that we do not receive in cash.
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
The tax treatment of a non-U.S. stockholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction and could vary considerably from jurisdiction to jurisdiction.
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
We could issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals the percentage of gross assets less all liabilities and indebtedness not represented by senior securities after each issuance of senior securities that is applicable to us under Section 61 of the 1940 Act. If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such activities could be disadvantageous. This could have a material adverse effect on our operations and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2021, we had $700.4 million in outstanding borrowings, including $298.0 million outstanding under the 2021 Debt Securitization.

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
We are not generally able to issue and sell our common stock at a price below net asset value per share. We could, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold cannot be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time would decrease, and holders of our common stock could experience dilution.
We intend to finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
The use of leverage accelerates and increases the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will depend on GC Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. While we intend to target a leverage ratio of 0.35x to 0.65x debt-to-equity, this limitation will not prevent us from incurring additional leverage or otherwise exceeding such leverage ratio to the full extent permissible under the 1940 Act, including during periods when we are experiencing unusual market volatility or other unexpected conditions.
We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. While leverage presents opportunities for increasing our total return, it also has the potential to increase losses. Accordingly, any event that adversely affects the value of an investment would be magnified to the extent we use leverage. Such events could result in a substantial loss to us, which would be greater than if leverage had not been used.
In addition, our investment objectives are dependent on the continued availability of leverage at attractive relative interest rates, including loans to bridge the time period before calling capital commitments are made by investors, to ensure timely funding of negotiated investments, to assist with loan organization and/or because the timing of funding inflow and outflow is not in sync.
We could issue senior debt securities to banks, insurance companies and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We have the ability to pledge up to 100% of our assets and can grant a security interest in all of our assets under the terms of any debt instruments we could enter into with lenders. In addition, under the terms of any revolving credit facility, or Credit Facility, or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not used leverage, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the Base Management Fee payable to GC Advisors.

The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2021, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(21.09)%	(11.66)%	(2.24)%	7.19%	16.61%

(1)Assumes $1,535.3 million in total assets, $700.4 million in debt outstanding and $814.5 million in net assets as of September 30, 2021 and an effective annual interest rate of 2.60% as of September 30, 2021.
Based on our outstanding indebtedness of $700.4 million as of September 30, 2021 and the effective annual interest rate of 2.60% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.19% to cover annual interest payments on the outstanding debt.
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
As a business development company, we generally are required to meet the asset coverage ratio of total borrowings and other senior securities, which include our borrowings and any preferred stock that we could issue in the future, that is applicable to us under the 1940 Act. Currently, this asset coverage ratio is 200%. However, Section 61(a)(2) of the 1940 Act reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals and, in the case of an unlisted business development company, makes an offer to repurchase the shares of its stockholders. If we were to satisfy the requirements to implement the reduced asset coverage requirement, it would permit us under the 1940 Act to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. If our asset coverage ratio declines below 200% (or 150% or such other percentage as is prescribed by law from time to time), we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and could prevent us from making distributions in amounts sufficient to maintain our status as a RIC, or at all.
We are subject to risks associated with the 2021 Debt Securitization.
As a result of the 2021 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this Annual Report on Form 10-K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. The special purpose entity that issued the notes in the 2021 Debt Securitization was the 2021 Issuer. The 2021 Issuer is a wholly-owned subsidiary of the 2021 CLO Depositor, a wholly-owned subsidiary of the Company. In the 2021 Debt Securitization, institutional investors purchased certain notes issued by the 2021 Issuer in a private placement.
We are subject to certain risks as a result of our direct or indirect interests in the junior notes and membership interests of the 2021 Issuer.
Under the terms of the respective loan sale agreement governing the 2021 Debt Securitization, we sold and/or contributed to the 2021 Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such loan sale agreement. Following this transfer, the 2021 Issuer held all of the ownership interest in such portfolio loans and participations.
Under the terms of the respective loan sale agreement entered into upon closing of the 2021 Debt Securitization (the “Closing Date Loan Sale Agreement”), which provided for the sale of assets on the closing date of March 11, 2021 to satisfy risk retention requirements, (1) we transferred to GC Advisors a portion of our ownership interest in the portfolio company investments securing the 2021 Debt Securitization for the purchase price and other consideration set forth in the Closing Date Loan Sale Agreement and (2) immediately thereafter, GC Advisors sold to the 2021 Issuer all of its ownership interest in such portfolio loans for the purchase price and other consideration set forth in the Closing Date Loan Sale Agreement. Under the terms of the loan sale agreement governing the 2021 Debt Securitization (the “Depositor Loan Sale Agreement”), which provides for the sale of assets on the the closing date of March 11, 2021 as well as future sales from us to the 2021 Issuer through the 2021 CLO Depositor, (1) we sold and/or contributed to the 2021 CLO Depositor the remainder of our ownership interest in the portfolio company investments securing the 2021 Debt Securitization and participation for the purchase price and other consideration set forth in the Depositor Loan Sale Agreement and (2) the 2021 CLO Depositor, in turn, sold to the 2021 Issuer all of its ownership interest in such portfolio loans and participation for the purchase price and other consideration set forth in the loan sale agreement. Following these transfers, the 2021 Issuer, and not GC Advisors, the 2021 CLO Depositor or us, held all of the ownership interest in such portfolio company investments and participation.
As of September 30, 2021, we held indirectly through the 2021 CLO Depositor, the Class D 2021 Notes, which were unfunded as of the closing date, the Subordinated 2021 Notes, and 100% of the membership interests in the 2021 Issuer. As a result, we consolidate the financial statements of the 2021 Issuer, as well as our other subsidiaries, in our consolidated financial statements.
Because each of the 2021 Issuer and the 2021 CLO Depositor are disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us or the 2021 CLO Depositor to the 2021 Issuer or by us to the 2021 CLO Depositor did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. We could, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.
The notes and membership interests that we hold that are issued by the 2021 Issuer are subordinated obligations of the 2021 Issuer and we could be prevented from receiving cash from the 2021 Issuer.
The notes issued by the 2021 Issuer and retained by us are the most junior class of notes issued by the 2021 Issuer, are subordinated in priority of payment to the other notes issued by the 2021 Issuer and are subject to certain payment restrictions set forth in the indenture governing the notes issued by the 2021 Issuer. Therefore, we only receive cash distributions on such Notes if the 2021 Issuer has made all cash interest payments to all other notes it has issued. Consequently, to the extent that the value of the portfolio of loan investments held by the 2021 Issuer has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of any notes that we have retained at their redemption could be reduced. If the 2021 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2021 Debt Securitization, cash would be diverted from the notes that we hold to first pay the more senior notes issued by the 2021 Issuer in amounts sufficient to cause such tests to be satisfied.
The 2021 Issuer is the residual claimant on funds, if any, remaining after holders of all classes of notes issued by the 2021 Issuer have been paid in full on each payment date or upon maturity of such notes under the 2021 Debt Securitization documents. As the holder of the membership interests in the 2021 Issuer, we could receive distributions, if any, only to the extent that the 2021 Issuer makes distributions out of funds remaining after holders of all classes of notes issued by the 2021 Issuer have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of such notes. In the event that we fail to receive cash directly from the 2021 Issuer, we could be unable to make distributions in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.
The interests of holders of the senior classes of securities issued by the 2021 Issuer could not be aligned with our interests.
The notes issued by the 2021 Issuer that are held by third parties (the “Senior Securitization Notes”) are debt obligations ranking senior in right of payment to other securities issued by the 2021 Issuer in the 2021 Debt Securitization. As such, there are circumstances in which the interests of holders of the Senior Securitization Notes may not be aligned with the interests of holders of the other classes of notes issued by, and membership interests of, the applicable Securitization Issuer. For example, under the terms of the Class A 2021 Notes, holders of the Class A 2021 Notes have the right to receive payments of principal and interest prior to holders of the Class B 2021 Notes, the Class C-1 2021 Notes and the 2021 Issuer.
As used herein, “Controlling Class” refers to the most senior class of notes then outstanding with respect to the 2021 Debt Securitization. If the most senior class of outstanding notes are paid in full, then the next most senior class of notes would comprise the Controlling Class under the documents governing the 2021 Debt Securitization. For as long as the Class A

2021 Notes, holders of such class of notes or loans comprise the Controlling Class under the 2021 Debt Securitization. If such notes or loans are paid in full, then the Class B 2021 Notes would comprise the Controlling Class under the 2021 Debt Securitization. Holders of the Controlling Class under the 2021 Debt Securitization have the right to act in certain circumstances with respect to the portfolio loans in ways that could benefit their interests but not the interests of holders of more junior classes of notes and membership interests, including by exercising remedies under the indenture in the 2021 Debt Securitization.
If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture for the 2021 Debt Securitization, the Controlling Class, as the most senior class of notes or loans then outstanding in the 2021 Debt Securitization will be paid in full before any further payment or distribution on the more junior classes of notes and membership interests. In addition, if an event of default under the 2021 Debt Securitization, holders of a majority of the Controlling Class could be entitled to determine the remedies to be exercised under the 2021 Debt Securitization indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the 2021 Issuer, the trustee or holders of a majority of the Controlling Class could declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2021 Issuer. If at such time the portfolio loans were not performing well, the 2021 Issuer could not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the notes we hold, or to pay a dividend to holders of the membership interests.
Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include the Class C‑2 2021 Notes, Class D 2021 Notes and Subordinated 2021 Notes to the extent the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and Class C-2 2021 Notes, or Class D 2021 Notes constitute the Controlling Class) and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of the 2021 CLO Depositor or us or that the 2021 CLO Depositor or we will receive any payments or distributions upon an acceleration of the notes. In a liquidation under the 2021 Debt Securitization, the notes that we have directly or indirectly retained will be subordinated to payment of the other classes notes issued by the 2021 Issuer and could not be paid in full to the extent funds remaining after payment of more senior notes not held by us are insufficient. In addition, after certain senior classes of notes are paid in full, the remaining noteholder could amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of the 2021 Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could result in an inability of us to make distributions sufficient to maintain our ability to be subject to tax as a RIC, or at all.
The 2021 Issuer could fail to meet certain asset coverage tests.
Under the documents governing the 2021 Debt Securitization, there are two asset coverage tests applicable to the Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes, the Class C-2 2021 Notes and the Class D 2021 Notes, with respect to the 2021 Issuer.
The first such test compares the amount of interest received on the portfolio loans held by the 2021 Issuer to the amount of interest payable in respect of the applicable class of notes. To meet this first test, in the case of the 2021 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A 2021 Notes and Class B 2021 Notes, taken together, at least 110% of the interest payable in respect of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and the Class C-2 2021 Notes, taken together.
The second such test compares the principal amount of the portfolio loans of the 2021 Issuer to the aggregate outstanding principal amount of the applicable class of notes. To meet this second test at any time in the case of the 2021 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 148.7% of the Class A 2021 Notes and Class B 2021 Notes, taken together, at least 126.2% of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and Class C-2 2021 Notes, taken together, and in the event that the Class D 2021 Notes are funded, at least 116.7% of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and Class C-2 2021 Notes and Class D 2021 Notes, taken together.
If any asset coverage test with respect to a class of notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the holders of the notes and membership interests that we hold will instead be used to redeem first the most senior class of notes in the 2021 Debt Securitization and then each next most senior class of notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation.
The value of the Class D 2021 Notes and the Subordinated 2021 Notes could be adversely affected by a mandatory redemption because such redemption could result in the applicable notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest could be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of such notes could have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions. In addition, the reinvestment period under the 2021 Debt Securitization could extend through as late as April 15, 2025. During the respective reinvestment period, market conditions and restrictions on investment under the indenture governing the 2021 Debt Securitization could result in periods of time in which the 2021 Issuer is not able to fully invest its available collateral or during which collateral available is not of comparable quality or yield, which could affect the value of the collateral securing the notes issued by the 2021 Issuer that we hold.
We could be required to assume liabilities of the 2021 Issuer and are indirectly liable for certain representations and warranties in connection with the 2021 Debt Securitization.
The structure of the 2021 Debt Securitization is intended to prevent, in the event of our bankruptcy or the bankruptcy of a CLO Depositor, if applicable, the consolidation of the 2021 Issuer with our operations or with the applicable CLO Depositor. If the true sale of the assets in the 2021 Debt Securitization were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the 2021 Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the 2021 Debt Securitization, which would equal the full amount of debt of the 2021 Issuer reflected on our consolidated balance sheet. In addition, we cannot assure you that the recovery in the event we were consolidated with the 2021 Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as the holder of the notes issued by the 2021 Issuer and retained by us had we not been consolidated with the 2021 Issuer.
In addition, in connection with the 2021 Debt Securitization, we indirectly gave the lenders certain customary representations with respect to the legal structure of the respective 2021 Issuer, and the quality of the assets transferred to each entity. We remain indirectly liable for any breach of such representations for the life of the 2021 Debt Securitization.
The 2021 Issuer could issue additional Notes.
Under the terms of the documents governing the 2021 Debt Securitization, the 2021 Issuer could issue additional notes and use the net proceeds of such issuance to purchase additional portfolio loans. Any such additional issuance, however, would require the consent of the collateral manager to the 2021 Debt Securitization and, in the case of the 2021 Debt Securitization, the 2021 CLO Depositor and a supermajority of the Subordinated 2021 Notes. Among the other conditions that must be satisfied in connection with an additional issuance of notes, the aggregate principal amount of all additional issuances of notes may not exceed 100% of the respective original outstanding principal amount of such class of notes; the 2021 Issuer must notify each rating agency of such issuance prior to the issuance date; and the terms of the notes to be issued must be identical to the terms of previously issued notes of the same class (except that all monies due on such additional notes will accrue from the issue date of such notes and that the spread over LIBOR and prices of such notes do not have to be identical to those of the initial notes, provided that the interest rate on such additional notes must not exceed the interest rate applicable to the initial class of such notes). We do not expect to cause the 2021 Issuer to issue any additional notes at this time. We could amend the documents governing the 2021 Debt Securitization from time to time, and without amendment, the 2021 Debt Securitization documents do not provide for additional issuances of Class A 2021 Notes. The total purchase price for any additional notes that could be issued may not always equal 100% of the par value of such notes, depending on several factors, including fees and closing expenses.
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
Our interests in GBDC 3 Funding are subordinated and we could be prevented from receiving cash on our equity interests from GBDC 3 Funding.
We own 100% of the equity interests in GBDC 3 Funding. We consolidate the financial statements of GBDC 3 Funding in our consolidated financial statements and treat the indebtedness of GBDC 3 Funding as our leverage. Our interests in GBDC 3 Funding are subordinated in priority of payment to every other obligation of GBDC 3 Funding and are subject to certain payment restrictions set forth in the DB Credit Facility. We will receive cash distributions on our equity interests in GBDC 3 Funding only if GBDC 3 Funding has made all required cash interest payments to the lender and no default exists under the DB Credit Facility. We cannot assure you that distributions on the assets held by GBDC 3 Funding will be sufficient to make any distributions to us or that such distributions will meet our expectations.
We will receive cash from GBDC 3 Funding only to the extent that we receive distributions on our equity interests in GBDC 3 Funding. GBDC 3 Funding may make distributions on its equity interests only to the extent permitted by the payment priority provisions of the DB Credit Facility. We expect that the DB Credit Facility will generally provide that payments on such interests may not be made on any payment date unless all amounts owing to the respective lender and other secured parties are paid in full. In addition, if GBDC 3 Funding does not meet the borrowing base test set forth in the DB Credit Facility documents, a default would occur. In the event of a default under the DB Credit Facility documents, cash would be diverted from us to pay the lender and other secured parties until they are paid in full. In the event that we fail to receive cash from GBDC 3 Funding, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
Our equity interests in GBDC 3 Funding will rank behind all of the secured and unsecured creditors, known or unknown, of GBDC 3 Funding, including the lender in the DB Credit Facility. Consequently, to the extent that the value of GBDC 3 Funding's portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in GBDC 3 Funding could be reduced. Accordingly, our investment in GBDC 3 Funding may be subject to up to a complete loss.
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
We can, and have in the past, entered into repurchase agreements as part of our management of our investment portfolio. Under a repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan where the counterparty acquires securities we hold as collateral subject to our obligation to repurchase and its obligation to resell the securities at an agreed upon time and price. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest, which are for our benefit.
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
Adverse developments in the credit markets can impair our ability to enter into new debt financing arrangements.
During the economic downturn in the United States that began in mid-2007, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. To the extent these circumstances arise again in the future, it could be difficult for us to finance the growth of our investments on acceptable economic terms, or at all and one or more of our leverage facilities could be accelerated by the lenders.
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
If we do not maintain our status as a business development company, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.
The majority of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there could be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our board of directors. The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is often not readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement and Disclosure, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “—Risks Relating to Our Business and Structure – We are currently operating in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
We have retained the services of several independent service providers to review the valuation of these securities. At least once annually, the valuation for each portfolio investment for which a market quote is not readily available is reviewed by an independent valuation firm. The types of factors that our board of directors could take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, could fluctuate over short periods of time and could be based on estimates, our determinations of fair value could differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
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
Our board of directors could change our investment objective, operating policies and strategies without prior notice or stockholder approval.
Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we cannot change the nature of our business so as to cease to be, or withdraw our election as, a business development company. Under Maryland law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
Provisions of the Maryland General Corporation Law and of our charter and bylaws are intended to deter takeover attempts, which could have an adverse effect on the price of our common stock.
The Maryland General Corporation Law, or MGCL, our charter and our bylaws contain provisions that could discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, the application of which is subject to any applicable requirements of the 1940 Act. Under the Maryland Business Combination Act, if our board of directors does not first approve a business combination, the Maryland Business Combination Act could discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
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
These takeover defense provisions could inhibit a change of control in circumstances that would otherwise provide value to our stockholders.
GC Advisors can resign on 60 days’ notice, and we can provide no assurance that we would be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
GC Advisors has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If GC Advisors resigns, we can provide no assurance that we would be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition and results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the value of our common stock could decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by GC Advisors and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective and portfolio could result in additional costs and time delays that could adversely affect our business, financial condition, results of operations and cash flows.
The Administrator can resign on 60 days’ notice, and we can provide no assurance that we would be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
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
Many of our portfolio companies are susceptible to economic slowdowns or recessions and could be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions could decrease the value of collateral securing any of our loans and the value of any equity investments. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our portfolio would decrease during these periods. Failure to satisfy financial or operating covenants imposed by lenders to a portfolio company, including us, could lead to defaults and, potentially, acceleration of payments on such loans and foreclosure on the assets representing collateral for the portfolio company’s obligations. Cross default provisions under other agreements could be triggered and thus limit the portfolio company’s ability to satisfy its obligations under any debt that we hold and affect the value of any equity securities we own. We would expect to incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a portfolio company following or in anticipation of a default.
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
Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest could have limited financial resources and could be unable to meet their obligations under their debt securities that we hold. These companies could be subject to restrictive financial and operating covenants and their leverage could impair their ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities could be limited. Such developments could be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we could have obtained in connection with our investment. Smaller leveraged companies also could have less predictable operating results and could require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.
Our investments in leveraged portfolio companies and private and middle market portfolio companies are risky, and we could lose all or part of our investment.

Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it would not be able to make a fully informed investment decision and we could lose money on our investments. Compared to larger companies, middle market companies typically have shorter operating histories, more limited financial resources, newer technologies and/or products, smaller market shares, less experienced management teams and less predictable operating results, and often participate in quickly evolving markets, and are more reliant on a small number of products, managers or clients. Middle market companies could also require substantial additional capital to support their operations, finance expansion or maintain their competitive position and could have difficulty accessing the capital markets to meet future capital needs, which could limit their ability to grow or to repay their outstanding indebtedness upon maturity. In addition, the middle market companies in which we invest could be subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations and the costs of complying with these laws and regulations could be more material to the company as compared to a larger company. If a company in which we directly or indirectly invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment. We will not control a portfolio company’s management or the manner in which a company’s management addresses the company’s risks except in the event that a portfolio company defaults on its loan from us and we seek to enforce our security interest. In addition, middle market companies often require additional financing to expand or maintain their competitive position, and they could have a more difficult time obtaining additional capital than larger companies.
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
An investment strategy focused primarily on privately held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.
We invest primarily in privately held companies. Because private companies have reduced access to the capital markets, such companies may have diminished capital resources and ability to withstand financial distress. Often, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the departure of one or more of these persons could have a material adverse impact on the portfolio company and, as a result our investments.
We would be subject to risks if we are required to assume operation of portfolio companies upon default.

We, together with other funds managed by GC Advisors and its affiliates, would be expected to take over a portfolio company if the company defaults on its loans. Depending on factors including the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time, and this risk is significantly increased by the COVID-19 pandemic. In such circumstances, we and the other funds would likely seek to enforce our rights under the applicable credit documentation and could opt to take over such portfolio companies. When a portfolio company is taken over, we and the other funds and their investors are subject to different risks than we are as holders of interests in loans to such portfolio company. Operating a portfolio company, even for a limited period of time pending the sale of collateral, can distract senior personnel of GC Advisors and its affiliates from their normal business. Additionally, defaulting portfolio companies often require additional capital to be effectively turned around. There is no guarantee that any defaulting portfolio company can be turned around or that our investments in such portfolio company will be successful. Finally, operating a portfolio company could subject us to potential liabilities, including management, employment, and/or environmental liabilities.
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
As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. The fair value methodology utilized is in accordance with the fair value principles established by ASC Topic 820. Our board of directors uses the services of one or more independent service providers to review the valuation of our illiquid investments. Valuations reflect significant events that affect the value of the instruments. As part of the valuation process, we could take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
Portfolio companies could prepay loans, which could reduce our yields if capital returned is not invested in transactions with equal or greater expected yields.
The loans in our investment portfolio could be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment could be possible for each portfolio company. Certain fixed-income securities are subject to the risk of unanticipated prepayment. Prepayment risk is the risk that, when interest rates fall, the issuer will redeem the security prior to the security's expected maturity. It is possible that we will reinvest the proceeds from such a redemption at a lower interest rate, resulting in less income to us. Securities subject to prepayment risk generally offer less potential for gains when prevailing interest rates fall. If we buy those securities at a premium, accelerated prepayments on those securities could cause us to lose a portion of its principal investment. The impact of prepayments on the price of a security can be difficult to predict and could increase the security's price volatility.
We are subject to credit and default risk and our portfolio companies could be unable to repay or refinance outstanding principal on their loans at or prior to maturity.
Credit risk refers to the likelihood that a borrower will default in the payment of principal and/or interest. Financial strength and solvency of a borrower are the primary factors influencing credit risk. Lack or inadequacy of collateral or credit enhancement for a debt instrument could also affect its credit risk. Credit risk can change over the life of a loan, and securities and other debt instruments that are rated by rating agencies can be downgraded. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity, which is expected to be a common feature among many of our loan investments. Investments with a deferred interest feature, such as original issue discount income and payment in kind interest, could represent a higher credit risk than investments that must pay interest in full in cash on a regular basis.
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
We have not yet identified the portfolio company investments we will acquire and we could have difficulty sourcing investment opportunities.
While we currently hold a portfolio of investments, we have not yet identified additional potential investments for our portfolio that we will acquire with the proceeds of any offering of securities or repayments of investments currently in our portfolio. Privately negotiated investments in loans and illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot provide any assurance that we will achieve our anticipated investment pace. As a result, investors will not be able to evaluate any future portfolio company investments prior to purchasing our securities. Additionally, GC Advisors selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our securities. We anticipate that we will use substantially all of the net proceeds of any sale of our securities within approximately six months following the completion of any sale of our securities, depending on the availability of appropriate investment opportunities consistent with our investment objectives and market conditions. Until such appropriate investment opportunities can be found, we could also invest the net proceeds in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period could be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that could be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we could invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value could fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We could also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and have done so for an extended period of time.
Our portfolio could be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
It is possible that our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of our investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including the effects of the COVID-19 pandemic. In addition, defaults could be highly correlated with particular obligors, industries or geographic locations. If loans involving a particular obligor, industry or geographic location represent more than a small proportion of our portfolio, and that obligor, industry or geographic location were to experience difficulties that would affect payments on the loans, the overall timing and amount of collections on the loans held by us could differ from what was expected.
We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events has been significantly increased by the COVID-19 pandemic. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout, often raises conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different types of interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations it owns could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.
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
A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we could be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We could also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements could result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of payments previously received by us.
GC Advisors’ liability is limited, and we have agreed to indemnify GC Advisors against certain liabilities, which could lead GC Advisors to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Investment Advisory Agreement, GC Advisors does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement, GC Advisors, its officers, members, personnel, and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections could lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.
We could be subject to risks related to investments in non-U.S companies.
We have invested and continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2021, we were invested in securities of twenty-one non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we could invest in non-U.S. companies, including emerging markets issuers, to the limited extent such investments are permitted under the 1940 Act.
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
We have and could in the future enter into hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions or investing in foreign securities would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign securities, we could use instruments such as forward contracts or currency options in currencies selected to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. We could also, for example, borrow under a credit facility in currencies selected to minimize our foreign currency exposure. Use of these hedging instruments could include counterparty credit risk. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. While hedging transactions can reduce such risks, they generally will not be designed to prevent all loss from our position. There also could be barriers that prevent us from entering into certain hedging transactions. These barriers will not necessarily impact other investment funds managed by GC Advisors or its affiliates. Hedging transactions could result in a lower overall performance for us than if it had not entered into hedging transactions and generally introduces new risks, such as counterparty risk and greater illiquidity. In addition, we are permitted to borrow funds in one or more foreign currencies as a form of protection against currency risk. The use of such financing could create new risks not traditionally associated with credit facilities or other forms of leverage. Conversely, to the extent that we do not enter into hedging transactions, borrower defaults and fluctuations in currency exchange rates or interest rates could result in poorer overall performance for us than if it had entered into such hedging transactions.
The success of any hedging transactions that we enter into will depend on our ability to correctly predict movements in currency and interest rates. Therefore, while we could enter into such hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we would not necessarily seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it is often not possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions could also be limited under the Code as well as adversely affected by rules adopted by the CFTC.
We could suffer losses from our equity investments.
While our investment portfolio will be focused on loans, we are also permitted to invest in equity securities. Such investments are expected to represent minority ownership in the issuer and are subordinate to the claims of the issuer’s creditors and, to the extent such securities are common securities, to preferred equity holders. The value of equity securities is dependent on the performance of the issuer and can fluctuate based on the issuer’s financial performance, market conditions, and overall economic conditions. Dividends paid to equity holders could be suspended or cancelled at any time, and minority owners could have limited protections. We also could be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell our underlying equity interests. In addition, if an issuer of equity securities in which we have invested sells additional shares of its equity securities, our interest in the issuer will be diluted and the value of our investment could decrease. For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment. Investments in equity securities can carry additional risks or have other characteristics that require different structuring. As such, these investments can be made directly, or indirectly through blocker entities or otherwise.
We could be subject to lender liability claims with respect to our portfolio company investments.
A number of judicial decisions have upheld judgments for borrowers against lending institutions on the basis of various legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing or a similar duty owed to the borrower, or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We could be required to defend allegations of lender liability from time to time.
Loans to companies operating in workout modes or under Chapter 11 of the U.S. Bankruptcy Code are, in certain circumstances, subject to certain potential liabilities that could exceed the amount of such loan purchased by us. Under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court could elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of the loans, the loans could be subject to claims of subordination.

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
We intend to make periodic distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we could be limited in our ability to make distributions. In addition, all distributions are and will be paid at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of directors may deem relevant from time to time. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we could be forced to sell some of our investments in order to make cash distribution payments. In the event that we encounter delays in locating suitable investment opportunities, we could also pay all or a substantial portion of our distributions from the proceeds of private placements of our common stock or from borrowings in anticipation of future cash flow, which may constitute a return of stockholders’ capital. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a stockholder’s basis in our common stock and could therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock or other disposition. A return of capital distribution could cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.
We have not established any limit on the amount of funds we can use from available sources, such as borrowings, if any, or proceeds from private placements of our common stock, to fund distributions (which could reduce the amount of capital we ultimately invest in assets).
Any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from GC Advisors or the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or GC Advisors or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our DRIP, how quickly we invest the proceeds from any offerings of our securities and the performance of our investments. There can be no assurance that we will achieve such performance in order to sustain any level of distributions, or be able to pay distributions at all. GC Advisors and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.
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
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (as defined above) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 10% of the total distribution, for distributions declared on or before December 31, 2021, and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2022. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).

General Risk Factors
We are currently operating in a period of capital markets disruption and economic uncertainty.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns.
In 2020, the U.S. capital markets experienced extreme volatility and disruption following the global outbreak of COVID-19 (also known as the “coronavirus”). Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn. These disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.
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
In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China, and spread to additional countries. On January 30, 2020, the World Health Organization declared a global emergency. At various times during the course of the pandemic, orders have been issued and lifted restricting movement within a number of large metropolitan areas, including in some instances, orders to shelter in place. The outbreak of COVID-19 and its related negative public health developments have adversely affected workforces, customers, suppliers, economies and financial markets globally. The length of any resulting economic downturn and any additional waves of the disease that could exacerbate or further prolong any downturn are impossible to predict and could affect operations of GC Advisors’ business, including by harming GC Advisors’ ability to manage our investments. In addition, portfolio companies and our investments in such companies could be adversely impacted by the COVID-19 pandemic, or any other pandemic, including by supply disruptions, decreases in consumer demand, loss of personnel either to sickness or movement restrictions, and the resulting global market and economic disruptions. These adverse effects could cause losses in value of our investments, adversely affecting investors. The COVID-19 outbreak has also led to significant interest rate reductions by the Federal Reserve, including dropping certain rates to near zero, and market uncertainty, which could also have a materially adverse effect on us.
Given the ongoing and dynamic nature of the circumstances, the extent of the impact of COVID-19 on GC Advisors and us will depend on future developments, which are highly uncertain and cannot be predicted. For example, the COVID-19 pandemic has caused governments, including in the United States, to adopt massive stimulus programs and additional stimulus programs are likely to be adopted in the future. Even as the pandemic abates, the United States and other countries could have had record levels of unemployment, and, as a result, the countries could face severe economic depressions. The effects that any of these events would have on the economy, the markets, and our investments or returns are uncertain. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
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
U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, the risks related to the elections in the U.S. or the effect on world leaders and governments of the COVID-19 pandemic. These heightened risks could also include to: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.
The impact of Brexit on our investments is uncertain and could adversely affect our business.

On January 31, 2020, the United Kingdom, or the UK, ended its membership in the European Union, or the EU, referred to as Brexit. Following the termination of a transition period, the UK and the EU entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the U.K. and E.U. unilaterally in due course. As a result, certain UK licensed entities are unable to provide regulated services in a number of EU jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.
New or modified laws or regulations governing our operations could adversely affect our business.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, the current U.S. presidential administration could support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
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
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, could cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and could shift our investment focus from the areas of expertise of GC Advisors to other types of investments in which GC Advisors could have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, GC Advisors could determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission, or the CFTC, or may determine to operate subject to CFTC regulation, if applicable. If we or GC Advisors were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.
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
Technological innovations and industry disruptions may negatively impact us.
Technological innovation have disrupted traditional approaches in multiple industries and can permit younger companies to achieve success and in the process disrupt markets and market practices. We can provide no assurance that new businesses and approaches will not be created that would compete with us and/or our portfolio companies or alter the market practices in which GC Advisors and its affiliates and us have been designed to function within and on which we depend on for our investment return. New approaches could damage our investments, disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments.
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
Stockholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of directors, or arise in a variety of situations, has been increasing in the business development company space recently. While we are currently not subject to any stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we could in the future become the target of stockholder activism. Stockholder activism could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we could be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

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

Holders

As of December 13, 2021, we had 1,001 stockholders of record.

Distributions

To the extent that we have income available, we intend to make periodic distributions to our stockholders. Our distributions, if any, are determined by our board of directors. Any distributions to our stockholders will be declared out of assets legally available for distribution.

The following table reflects the cash distributions, including dividends and returns of capital, per share that we have paid on our common stock for the years ended September 30, 2021 and 2020:

		Distributions Declared
Record Dates	Payment Dates	Per Share	Amount (In Thousands)
Fiscal year ended September 30, 2021
December 15, 2020	December 18, 2020	$0.4200	$14,864
January 28, 2021	March 11, 2021	0.1081	4,068
February 25, 2021	May 25, 2021	0.1493	5,622
March 26, 2021	May 25, 2021	0.2527	10,003
April 29, 2021	July 26, 2021	0.1001	3,961
May 28, 2021	July 26, 2021	0.1491	6,247
June 25, 2021	July 26, 2021	0.1167	5,136
July 19, 2021	September 27, 2021	0.0856	3,768
August 30, 2021	November 22, 2021	0.1333	6,653
September 20, 2021	November 22, 2021	0.1051	5,244
Total		$1.6200	$65,566

Fiscal year ended September 30, 2020
October 18, 2019	December 27, 2019	$0.0974	$2,415
November 28, 2019	December 27, 2019	0.1310	3,522
December 20, 2019	February 26, 2020	0.1079	3,188
January 21, 2020	February 26, 2020	0.0876	2,604
February 25, 2020	May 22, 2020	0.1280	3,805
April 29, 2020	July 24, 2020	0.0919	3,043
August 20, 2020	August 21, 2020	0.2200	7,326
Total		$0.8638	$25,903

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

As of September 30, 2021, our stockholders have subscribed to contribute capital to us of $1,096.5 million pursuant to the Subscription Agreements of which $767.9 million was called and contributed through September 30, 2021.

Item 6. Reserved

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

Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the COVID-19 pandemic;
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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $40.0 billion in capital under management as of September 30, 2021, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under the Investment Advisory Agreement, which was most recently reapproved by our board of directors in May 2021, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under the Administration Agreement, we are provided with certain administrative services by the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of September 30, 2021 and 2020, our portfolio at fair value was comprised of the following:

	As of September 30, 2021		As of September 30, 2020
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$257,585	17.9%	$175,635	19.8%
One stop	1,130,203	78.5	695,156	78.4
Second lien	11,121	0.8	4,805	0.5
Subordinated debt	2	0.0 *	46	0.0 *
Equity	39,732	2.8	11,209	1.3
Total	$1,438,643	100.0%	$886,851	100.0%

*Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2021 and 2020, one stop loans included $201.8 million and $162.5 million, respectively, of late stage lending loans at fair value.

As of September 30, 2021 and 2020, we had debt and equity investments in 214 and 147 portfolio companies, respectively. The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the annualized total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our DRIP in each case for the years ended September 30, 2021 and 2020:

	Year ended September 30,
	2021	2020
Weighted average income yield(1)	7.2%	7.5%
Weighted average investment income yield(2)	7.7%	7.9%
Total return based on average net asset value(3)	11.0%	5.7%
Total return based on net asset value per share(4)	11.5%	5.8%

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
As of September 30, 2021, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 9.24% for stockholders taken as a whole. For the years ended September 30, 2021 and 2020, GBDC 3 earned a fiscal year-to-date IRR of 11.55% and 5.70%, respectively, for stockholders taken as a whole. For the period from March 31, 2020 to September 30, 2021, or since approximately the beginning of the COVID-19 pandemic, GBDC 3 earned an IRR of 9.15%. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders' NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”

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

GC Advisors, as collateral manager for the 2021 Issuer under the 2021 Collateral Management Agreement is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2021 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2021 Collateral Management Agreement, the term “collection period” refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

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

We continue to experience reversal of the unrealized depreciation recognized during the three months ended March 31, 2020 as portfolio companies generally performed better than expected, especially those in COVID-impacted sub-sectors, and private equity sponsors have generally stepped up to support their portfolio companies. We and GC Advisors continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and future recommendations from such authorities may further impact our business operations and financial results. Due to the resurgence of COVID-19 and the threat of new variants of COVID-19, we remain cautious and concerned about the on-going impacts to the U.S. economy from COVID-19, but the positive trends identified above contributed to strong financial results the year ended September 30, 2021.

Recent Developments
On October 1, 2021, we entered into subscription agreements with additional stockholders totaling $80.7 million in the aggregate.

On October 5, 2021, October 18, 2021 and December 10, 2021, we issued capital calls to stockholders that were due on October 15, 2021, October 28, 2021 and December 20, 2021, respectively. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds (in thousands)
Issuance of Shares	10/15/2021	2,133,529.599	$15.00	$32,003
Issuance of Shares	10/28/2021	9,104,398.823	$15.00	$136,566
Issuance of Shares	12/20/2021	2,154,764.294	$15.00	$32,321

On October 27, 2021, we entered into short-term borrowing agreements with Macquarie US Trading LLC to sell and repurchase at a later date investments totaling approximately $52.6 million.

On October 29, 2021, we entered into an amendment on the DB Credit Facility (as defined in Note 8 of our consolidated financial statements), or the DB Credit Facility Amendment. The DB Credit Facility Amendment amended the DB Credit Facility to, among other things, increase the borrowing capacity up to an aggregate of $450.0 million and extend the period during which we may request drawdowns from September 10, 2022 to March 10, 2023.

On August 6, 2021 and November 19, 2021, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 18, 2021	December 27, 2021	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period October 1, 2021 through October 31, 2021 per share
November 29, 2021	December 27, 2021	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period November 1, 2021 through November 30, 2021 per share
December 20, 2021	February 28, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period December 1, 2021 through December 31, 2021 per share
January 20, 2022	March 23, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2022 through January 31, 2022 per share

On November 19, 2021, we provided written notice to Signature Bank of our intent to reduce the maximum borrowings permitted under the SB Revolver (as defined in Note 8 of our consolidated financial statements) to $180.0 million from $275.0 million at any one time outstanding, subject to leverage and borrowing base restrictions, effective as of November 26, 2021. The other terms of the SB Revolver were not changed.

On November 22, 2021, we issued 316,630.174 shares of common stock through the DRIP.

Consolidated Results of Operations

The comparison of the fiscal years ended September 30, 2020 and 2019 can be found in our Form 10-K for the fiscal year ended September 30, 2020 located within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated operating results for the years ended September 30, 2021 and 2020 are below.

	Year ended September 30,		Variances
	2021	2020	2021 vs. 2020
	(In thousands)
Interest income	$74,135	$59,927	$14,208
Accretion of discounts and amortization of premiums	5,229	3,327	1,902
Dividend income	254	4	250
Fee income	1,488	510	978
Total investment income	81,106	63,768	17,338
Net expenses	37,404	26,389	11,015
Net investment income	43,702	37,379	6,323
Net realized gain (loss) on investment transactions	318	(966)	1,284
Net change in unrealized appreciation (depreciation) on investment transactions	22,776	(10,867)	33,643
Net increase in net assets resulting from operations	$66,796	$25,546	$41,250
Average earning portfolio company investments, at fair value	$1,056,081	$803,939	$252,142

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from September 30, 2020 to September 30, 2021. As a result, annual comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the year ended September 30, 2020 to the year ended September 30, 2021 by $17.3 million, primarily as a result of an increase in the average earning debt investments balance, which is the annual average balance of accruing loans in our debt investment portfolio, of $252.1 million and an increase in accretion income of $1.9 million resulting from increased payoffs of portfolio company investments. These increases were partially offset by a decrease in interest income that was driven primarily by a lower average LIBOR for the the year ended September 30, 2021 as compared to the average LIBOR rate for the year ended September 30, 2020 and interest rate compression on one stop and senior secured loans during the year ended September 30, 2021.

The income yield by debt security type for the years ended September 30, 2021 and 2020 was as follows:

	Year ended September 30,
	2021	2020
Senior secured	5.6%	5.8%
One stop	7.5%	7.9%
Second lien	12.2%	11.4%
Subordinated debt	8.1%	4.2%

Income yields on one stop and senior secured loans decreased for the year ended September 30, 2021 as compared to the year ended September 30, 2020 primarily due to a decrease in the average LIBOR for the year ended September 30, 2021 compared to the year ended September 30, 2020. As of September 30, 2021, approximately 90% of our loan portfolio at fair value is subject to a LIBOR floor and the weighted average LIBOR floor of our loans at fair value was 0.98%. As a result, our loan portfolio is largely insulated from a drop in LIBOR below approximately 1.0%. Income yields on one stop and senior secured loans also decreased for the year ended September 30, 2021 as compared to the year ended September 30, 2020 primarily due to a general trend of interest rate compression on new investments.

As of September 30, 2021, we have four second lien and one subordinated debt investments as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the years ended September 30, 2021 and 2020:

	Year ended September 30,		Variances
	2021	2020	2021 vs. 2020
	(In thousands)
Interest and facility fee expenses	$11,125	$11,115	$10
Amortization of debt issuance costs	1,969	1,192	777
Base management fee, net of waiver	10,999	8,056	2,943
Income incentive fee, net of waiver	8,090	4,263	3,827
Capital gain incentive fee accrued under GAAP, net of waiver	2,141	(662)	2,803
Professional fees	989	988	1
Administrative service fee	1,762	1,214	548
General and administrative expenses	329	223	106
Net expenses	$37,404	$26,389	$11,015
Average debt outstanding	$504,152	$365,561	$138,591

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $0.8 million, from the year ended September 30, 2020 to the year ended September 30, 2021 primarily due to an increase in debt issuance cost amortization of $0.8 million associated with additional debt issuance costs recognized as a result of the 2021 Debt Securitization. The slight increase in interest and facility fee expenses was primarily due to an increase in weighted average outstanding borrowings of $138.6 million from the year ended September 30, 2020 to the year ended September 30, 2021, which was substantially offset by a decrease in the average LIBOR charged on our floating rate debt for the year ended September 30, 2021 compared to the year ended September 30, 2020.

For the years ended September 30, 2021 and 2020, the effective average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 2.6% and 3.4%, respectively. The decrease in the effective average interest rate from the year ended September 30, 2020 to the year ended September 30, 2021 was primarily due to a lower average LIBOR on our floating rate debt.

Management Fees

The base management fee, net of waiver, increased as a result of an increase in average adjusted gross assets from the year ended September 30, 2020 to the year ended September 30, 2021.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) Income Incentive Fee and (2) Capital Gains Incentive Fee. The Income Incentive Fee increased by $3.8 million for the year ended September 30, 2021 compared to the year ended September 30, 2020, primarily as a result of an increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements). For the year ended September 30, 2021, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee earned by GC Advisors as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 15.0%.

In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. For the year ended September 30, 2021, we recorded an accrual for the capital gain incentive fee under GAAP, net of waiver, of $2.1 million. We recorded a reversal for the capital gain incentive fee under GAAP, net of waiver, of $0.7 million for the year ended September 30, 2020. The reversal for the year ended September 30, 2020 was primarily due to an increase in unrealized depreciation in the fair value of the majority of our portfolio company investments due to immediate adverse economic effects of the COVID-19 pandemic. We have continued to experience a reversal of the unrealized depreciation recognized during the three months ended March 31, 2020 as portfolio companies have generally performed better than expected and credit market conditions are recovering from the COVID-19 pandemic. As of September 30, 2021, the cumulative capital gain incentive fee accrual calculated in accordance with GAAP, net of waiver, was $2.1 million. As of each of September 30, 2021 and 2020, no Capital Gain Incentive Fee was payable pursuant to the Investment Advisory Agreement for each period. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.7 million from the year ended September 30, 2020 to the year ended September 30, 2021 primarily due to an increase in administrative service fee driven by an increase in the administrative service fee due to investments in information technology and human capital. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2021 and 2020 were $1.0 million and $0.8 million, respectively.

As of September 30, 2021 and 2020, included in accounts payable and accrued expenses were $0.3 million and $0.2 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended September 30, 2021 and 2020:

	Year ended September 30,		Variances
	2021	2020	2021 vs. 2020
	(In thousands)
Net realized gain (loss) from investments	$1,430	$(993)	$2,423
Net realized gain (loss) from foreign currency transactions	(1,112)	27	(1,139)
Net realized gain (loss) on investment transactions	$318	$(966)	$1,284
Unrealized appreciation from investments	26,696	7,264	19,432
Unrealized (depreciation) from investments	(4,946)	(17,895)	12,949
Unrealized appreciation (depreciation) from forward currency contracts	265	(192)	457
Unrealized appreciation (depreciation) on foreign currency translation	761	(44)	805
Net change in unrealized appreciation (depreciation) on investment transactions	$22,776	$(10,867)	$33,643

During the year ended September 30, 2021, we had a net realized gain on investment transactions of $0.3 million, primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies that were partially offset by realized losses from foreign currency transactions. During the year ended September 30, 2020, we had a net realized loss on investment transactions of $1.0 million primarily due to realized losses on investment transactions.

For the year ended September 30, 2021, we had $26.7 million in unrealized appreciation on 161 portfolio company investments, which was offset by $4.9 million in unrealized depreciation on 80 portfolio company investments. Unrealized appreciation for the year ended September 30, 2021 primarily resulted from better than expected performance of our portfolio companies and continued reversal of depreciation recognized during the three months ended March 31, 2020 due to the COVID-19 pandemic. Unrealized depreciation for the year ended September 30, 2021 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments during the year ended September 30, 2021.

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

Liquidity and Capital Resources

For the year ended September 30, 2021, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $66.5 million. During the period we used $480.2 million in operating activities, primarily as a result of fundings of portfolio investments of $823.7 million, partially offset by proceeds from principal payments and sales of portfolio investments of $301.7 million. During the same period, cash provided by financing activities was $546.6 million, primarily driven by borrowings on debt of $883.7 million and proceeds from the issuance of common shares of $260.4 million, that were partially offset by repayments of debt of $563.4 million and distributions paid of $30.6 million.

For the year ended September 30, 2020, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $4.5 million. During the period we used $242.8 million in operating activities, primarily as a result of fundings of portfolio investments of $403.3 million, partially offset by proceeds from principal payments and sales of portfolio investments of $127.7 million. During the same period, cash provided by financing activities was $247.3 million, primarily driven by borrowings on debt of $595.2 million, proceeds from short-term borrowings of $21.3 million and proceeds from the issuance of common shares of $172.4 million that were partially offset by repayments of debt of $485.1 million, repayments on short-term borrowings of $37.7 million and distributions paid of $18.2 million.

As of September 30, 2021 and 2020, we had cash and cash equivalents of $52.0 million and $11.9 million, respectively. In addition, as of September 30, 2021 and 2020, we had foreign currencies of $1.4 million and $0.1 million, respectively, restricted cash and cash equivalents of $35.5 million and $12.4 million, respectively, and restricted foreign currencies of $1.2 million and less than $0.1 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on our credit facilities and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of September 30, 2021 and 2020, we had investor capital subscriptions totaling $1,096.5 million and $921.8 million, respectively, of which $767.9 million and $507.4 million, respectively, had been called and contributed, leaving $328.6 million and $414.4 million of uncalled investor capital subscriptions, respectively.

This "Liquidity and Capital Resources" section should be read in conjunction with the "COVID-19 Pandemic" section above.

Revolving Credit Facilities

SB Revolver - As of September 30, 2021 and 2020, we had $246.4 million and $230.5 million outstanding on the SB Revolver, respectively. As of September 30, 2021 and 2020, subject to leverage and borrowing base restrictions, we had approximately $28.6 million and $44.5 million of remaining commitments, respectively, and no availability and $44.5 million of availability, respectively, on the SB Revolver. Effective November 26, 2021, borrowings permitted under the SB Revolver were reduced to $180.0 million from $275.0 million.

DB Credit Facility - As of September 30, 2021 and 2020, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $250.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2021 and 2020, we had $156.0 million and $150.3 million outstanding under the DB Credit Facility, respectively. As of September 30, 2021 and 2020, subject to leverage and borrowing base restrictions, we had approximately $94.0 million and $99.7 million of remaining commitments, respectively, and $94.0 million and $99.7 million of availability on the DB Credit Facility, respectively.

Adviser Revolver - As of September 30, 2021 and 2020, we were permitted to borrow up $40.0 million at any one time outstanding under the Adviser Revolver. As of September 30, 2021 and 2020, we had no borrowings outstanding under the Adviser Revolver.

Debt Securitizations

2021 Debt Securitization - On March 11, 2021, we completed the 2021 Debt Securitization. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the September 30, 2021 Consolidated Statement of Financial Condition as our debt, and the Class D and Subordinated 2021 Notes were eliminated in consolidation. As of September 30, 2021, we had outstanding debt under the 2021 Debt Securitization of $298.0 million.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. As of September 30, 2021, our asset coverage for borrowed amounts was 215.9%.

As of September 30, 2021, we had outstanding commitments to fund investments totaling $180.4 million, including $17.4 million of commitments on undrawn revolvers. As of September 30, 2020, we had outstanding commitments to fund investments totaling $92.1 million, including $9.7 million of commitments on undrawn revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2021 and 2020, respectively, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of September 30, 2021 is included in Note 8 of our consolidated financial statements. We did not have any other material contractual payment obligations as of September 30, 2021. As of September 30, 2021, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our SB Revolver, DB Credit Facility and Adviser Revolver, ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of September 30, 2021 and 2020. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2021 and 2020, we had investments in 214 and 147 portfolio companies, respectively, with a total fair value of $1,438.6 million and $886.9 million, respectively.

The following table shows the asset mix of our new investment commitments for the years ended September 30, 2021 and 2020:

	Years ended September 30,
	2021		2020
	(In Thousands)	Percentage	(In Thousands)	Percentage
Senior secured	$133,028	14.4%	$86,966	20.4%
One stop	758,147	82.0	336,876	79.0
Second lien	10,786	1.1	—	—
Subordinated debt	—	—	55	0.0 *
Equity	23,129	2.5	2,563	0.6
Total new investment commitments	$925,090	100.0%	$426,460	100.0%

* Represents an amount less than 0.1%
Due to a significant increase in merger and acquisition activity as a result of improvements in market conditions following the initial adverse effects of the COVID-19 pandemic, new commitments increased from the year ended September 30, 2020 to the year ended September 30, 2021.
For the years ended September 30, 2021 and 2020, we had approximately $301.7 million and $127.7 million, respectively, in proceeds from principal payments and sales of equity investments in portfolio companies.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2021 (1)			As of September 30, 2020 (2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$260,043	$257,252	$257,585	$178,191	$176,117	$175,635
Non-accrual(3)	—	—	—	—	—	—
One stop:
Performing	1,137,277	1,122,954	1,130,203	710,463	701,468	695,156
Non-accrual(3)	—	—	—	—	—	—
Second lien:
Performing	11,429	11,223	11,121	4,806	4,734	4,805
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	2	1	2	37	36	46
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	30,107	39,732	N/A	9,140	11,209
Total	$1,408,751	$1,421,537	$1,438,643	$893,497	$891,495	$886,851

(1)As of September 30, 2021, $98.1 million and $96.2 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
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
As of September 30, 2021 and 2020, we had no loans on non-accrual status. As of September 30, 2021 and 2020, the fair value of our debt investments as a percentage of the outstanding principal value was 99.3% and 98.0%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated for the years ended September 30, 2021 and 2020 :

	For the year ended September 30,
	2021	2020
Weighted average rate of new investment fundings	6.6%	7.5%
Weighted average spread over LIBOR of new floating rate investment fundings	5.8%	5.5%
Weighted average fees of new investment fundings	1.2%	1.6%
Weighted average rate of sales and payoffs of portfolio investments	6.2%	7.3%

As of September 30, 2021 and 2020, 89.3% and 86.6%, respectively, of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2021 and 2020, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $45.4 million and $34.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2021 and September 30, 2020:

	As of September 30, 2021		As of September 30, 2020
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$81,941	5.7%	$19,794	2.2%
4	1,321,794	91.9	758,379	85.6
3	34,864	2.4	108,572	12.2
2	44	0.0 *	106	0.0 *
1	—	—	—	—
Total	$1,438,643	100.0%	$886,851	100.0%

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
•As of September 30, 2021, GCOP LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $23.0 million. As of September 30, 2021, we have issued 1,216,844.554 shares of our common stock to GCOP LLC in exchange for aggregate capital contributions totaling $18.2 million. We have also issued 115,015.092 shares to GCOP LLC through the DRIP.
•As of September 30, 2021, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by GC Advisors, had an aggregate commitment to us of $27.5 million. As of September 30, 2021, we have issued 1,834,523.315 shares of our common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27.5 million.
•We and GC Advisors have entered into a placement agent agreement with an unaffiliated third party for the placement of shares of the Company's common stock. We do not assume any fees associated with this transaction, as GC Advisors is covering all fees under the arrangement.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc. (Nasdaq: GBDC) and Golub Capital Direct Lending Corporation, both of which are business development companies focused on investing primarily in one stop and other senior secured loans of U.S. middle-market companies. In addition, our officers and directors serve in similar capacities for Golub Capital BDC, Inc. and Golub Capital Direct Lending Corporation. If GC Advisors and its affiliates determine that an investment is appropriate for us and for other such accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2021 and 2020. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2021 and 2020, with the exception of money market funds included in cash and cash equivalents and restrictive cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of September 30, 2021 and 2020, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the years ended September 30, 2021 and 2020, we did not incur any U.S federal excise tax.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2021, the weighted average LIBOR floor on the loans subject to floating interest rates was 0.98%. As of September 30, 2020, the weighted average LIBOR floor on the loans subject to floating interest rates was 1.01%. The SB Revolver has a floating interest rate provision based on the one-month, two-month, or three-month LIBOR + 1.70%, the DB Credit Facility has a floating interest rate provision equal to three-month LIBOR + 2.00% and the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. In addition, the Class A, B, and C-1 2021 Notes issued in connection with the 2021 Debt Securitization have floating rate interest provisions based on three-month LIBOR that resets quarterly. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

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

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2021 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(376)	$(1,726)	$1,350
Up 50 basis points	756	3,452	(2,696)
Up 100 basis points	13,326	6,904	6,422
Up 150 basis points	19,989	10,357	9,632
Up 200 basis points	26,771	13,809	12,962

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2021, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SB Revolver, the DB Credit Facility, the Adviser Revolver, the 2021 Debt Securitization or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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
Management assessed the effectiveness of Golub Capital BDC 3’s internal control over financial reporting as of September 30, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2021, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC 3, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital BDC 3, Inc. and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2021 and 2020, by correspondence with the trustees or the underlying investee or broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Chicago, Illinois
December 13, 2021

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2021	September 30, 2020

Assets
Investments at fair value (amortized cost of $1,421,537 and $891,495, respectively)	$1,438,643	$886,851
Cash and cash equivalents	51,954	11,913
Foreign currencies (cost of $1,242 and $139, respectively)	1,352	139
Restricted cash and cash equivalents	35,451	12,415
Restricted foreign currencies (cost of $1,286 and $46, respectively)	1,222	46
Cash collateral held at broker for forward currency contracts	1,450	450
Unrealized appreciation on forward currency contracts	313	48
Interest receivable	4,772	3,134
Receivable from investments sold	—	64
Capital call receivable	154	10
Other assets	—	46
Total Assets	$1,535,311	$915,116
Liabilities
Debt	$700,439	$380,791
Less unamortized debt issuance costs	2,699	1,191
Debt less unamortized debt issuance costs	697,740	379,600
Interest payable	2,312	1,160
Distributions payable	11,897	—
Management and incentive fees payable	7,742	3,889
Accounts payable and accrued expenses	1,155	850
Total Liabilities	720,846	385,499
Commitments and Contingencies (Note 10)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2021 and September 30, 2020	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 54,297,683.237 and 35,388,849.466 shares issued and outstanding as of September 30, 2021 and September 30, 2020, respectively	54	35
Paid in capital in excess of par	811,240	529,938
Distributable earnings (losses)	3,171	(356)
Total Net Assets	814,465	529,617
Total Liabilities and Total Net Assets	$1,535,311	$915,116
Number of common shares outstanding	54,297,683.237	35,388,849.466
Net asset value per common share	$15.00	$14.97

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Operations
(In thousands, except share and per share data)

	Years ended September 30,
	2021	2020	2019
Investment income
Interest income	$79,364	$63,254	$31,113
Dividend income	254	4	102
Fee income	1,488	510	347
Total investment income	81,106	63,768	31,562
Expenses
Interest and other debt financing expenses	13,094	12,307	6,703
Base management fee	15,123	11,077	4,861
Incentive fee	11,592	4,188	4,261
Professional fees	989	988	823
Administrative service fee	1,762	1,214	551
General and administrative expenses	329	223	102
Total expenses	42,889	29,997	17,301
Base management fee waived (Note 4)	(4,124)	(3,021)	(1,326)
Incentive fee waived (Note 4)	(1,361)	(587)	(806)
Net expenses	37,404	26,389	15,169
Net investment income	43,702	37,379	16,393
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	1,430	(993)	4
Foreign currency transactions	(1,112)	27	197
Net realized gain (loss) on investment transactions	318	(966)	201
Net change in unrealized appreciation (depreciation) from:
Investments	21,750	(10,631)	4,404
Forward currency contracts	265	(192)	240
Translation of assets and liabilities in foreign currencies	761	(44)	—
Net change in unrealized appreciation (depreciation) on investment transactions	22,776	(10,867)	4,644
Net gain (loss) on investment transactions	23,094	(11,833)	4,845
Net increase in net assets resulting from operations	$66,796	$25,546	$21,238
Per Common Share Data
Basic and diluted earnings per common share	$1.65	$0.83	$1.54
Basic and diluted weighted average common shares outstanding	40,394,338	30,664,150	13,815,588

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2018	5,815,002.633	$6	$87,218	$1	$87,225
Issuance of common stock	16,599,551.784	17	248,977	—	248,994
Net increase in net assets resulting from operations
Net investment income	—	—	—	16,393	16,393
Net realized gain (loss) on investment transactions	—	—	—	201	201
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	4,644	4,644
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	480,135.494	—	7,201	—	7,201
Distributions from distributable earnings	—	—	—	(14,797)	(14,797)
Distributions declared and payable	—	—	—	(6,441)	(6,441)
Total increase for the year ended September 30, 2019	17,079,687.278	17	256,178	—	256,195
Balance at September 30, 2019	22,894,689.911	23	343,396	1	343,420
Issuance of common stock	11,535,388.193	11	172,427	—	172,438
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	37,379	37,379
Net realized gain (loss) on investment transactions	—	—	—	(966)	(966)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(10,867)	(10,867)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	958,771.362	1	14,115	—	14,116
Distributions from distributable earnings (losses)	—	—	—	(25,903)	(25,903)
Total increase (decrease) for the year ended September 30, 2020	12,494,159.555	12	186,542	(357)	186,197
Balance at September 30, 2020	35,388,849.466	35	529,938	(356)	529,617
Issuance of common stock	17,371,128.512	17	260,550	—	260,567
Repurchase of common stock	(2,810.818)	—	(42)	—	(42)
Net increase in net assets resulting from operations:
Net investment income	—	—	—	43,702	43,702
Net realized gain (loss) on investment transactions	—	—	—	318	318
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	22,776	22,776
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,540,516.077	2	23,091	—	23,093
Distributions from distributable earnings (losses)	—	—	—	(51,379)	(51,379)
Distributions declared and payable	—	—	—	(11,897)	(11,897)
Distributions from return of capital	—	—	(2,290)	—	(2,290)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(7)	7	—
Total increase for the year ended September 30, 2021	18,908,833.771	19	281,302	3,527	284,848
Balance at September 30, 2021	54,297,683.237	$54	$811,240	$3,171	$814,465

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended September 30,
	2021	2020	2019
Cash flows from operating activities
Net increase in net assets resulting from operations	$66,796	$25,546	$21,238
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	1,969	1,192	712
Accretion of discounts and amortization of premiums	(5,229)	(3,327)	(1,348)
Net realized (gain) loss on investments	(1,430)	993	(4)
Net realized (gain) loss on foreign currency transactions	1,112	(27)	(197)
Net change in unrealized (appreciation) depreciation on investments	(21,750)	10,631	(4,404)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(761)	44	—
Net change in unrealized (appreciation) depreciation on forward currency contracts	(265)	192	(240)
Proceeds from (fundings of) revolving loans, net	1,208	(808)	(1,968)
Fundings of investments	(823,699)	(403,323)	(486,387)
Proceeds from principal payments and sales of portfolio investments	301,697	127,718	21,115
PIK interest	(2,589)	(1,746)	(334)
Changes in operating assets and liabilities:
Cash collateral held at broker for forward currency contracts	(1,000)	—	(450)
Interest receivable	(1,638)	(908)	(1,734)
Receivable from investments sold	64	(64)	—
Other assets	46	56	94
Interest payable	1,152	279	745
Management and incentive fees payable	3,853	573	2,587
Accounts payable and accrued expenses	305	220	298
Accrued trustee fees	—	(12)	1
Net cash provided by (used in) operating activities	(480,159)	(242,771)	(450,276)
Cash flows from financing activities
Borrowings on debt	883,740	595,249	856,533
Repayments of debt	(563,440)	(485,148)	(644,389)
Proceeds from other short-term borrowings	—	21,267	27,619
Repayments on other short-term borrowings	—	(37,664)	(11,065)
Capitalized debt issuance costs	(3,477)	(613)	(1,989)
Proceeds from issuance of common shares	260,423	172,444	248,978
Repurchase of shares	(42)	—	—
Distributions paid	(30,576)	(18,228)	(9,156)
Net cash provided by (used in) financing activities	546,628	247,307	466,531
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	66,469	4,536	16,255
Effect of foreign currency exchange rates	(1,003)	60	9
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	24,513	19,917	3,653
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$89,979	$24,513	$19,917
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,973	$10,836	$5,246
Distributions declared during the period	65,566	25,903	21,238
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$144	$(6)	$16
Stock issued in connection with dividend reinvestment plan	23,093	14,116	7,201
Change in distributions payable	11,897	(6,441)	4,881

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of September 30,
	2021	2020
Cash and cash equivalents	$51,954	$11,913
Foreign currencies (cost of $1,242 and $139, respectively)	1,352	139
Restricted cash and cash equivalents	35,451	12,415
Restricted foreign currencies (cost of $1,286 and $46, respectively)	1,222	46
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$89,979	$24,513

See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Airlines
Aurora Lux Finco S.A.R.L.#(7)(12)	One stop	L + 6.00%	(c)	7.00%	12/2026	$7,721	$7,577	0.9%	$7,335
Auto Components
Covercraft Parent III, Inc.#	Senior loan	L + 4.50%	(c)	5.50%	08/2027	2,093	2,072	0.3	2,072
Covercraft Parent III, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	08/2027	—	(1)	—	(1)
Covercraft Parent III, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	08/2027	—	(7)	—	(8)
North Haven Falcon Buyer, LLC#	One stop	L + 6.00%	(a)	7.00%	05/2027	2,388	2,365	0.3	2,388
North Haven Falcon Buyer, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2027	—	(7)	—	—
Power Stop, LLC#	Senior loan	L + 4.50%	(a)	4.58%	10/2025	662	660	0.1	662
						5,143	5,082	0.7	5,113
Automobiles
CG Group Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	07/2027	13,536	13,405	1.6	13,401
CG Group Holdings, LLC	One stop	L + 5.25%	(a)(c)	6.25%	07/2026	168	163	—	164
JHCC Holdings LLC	One stop	L + 5.50%	(c)(e)	6.89%	09/2025	5,041	5,003	0.7	4,991
JHCC Holdings LLC~	One stop	L + 5.50%	(c)	6.50%	09/2025	2,974	2,951	0.4	2,944
JHCC Holdings LLC#	One stop	P + 4.50%	(e)	7.75%	08/2027	256	253	—	253
JHCC Holdings LLC	One stop	P + 4.50%	(c)(e)	7.53%	09/2025	7	6	—	6
JHCC Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	08/2027	—	(17)	—	(17)
MOP GM Holding, LLC~	One stop	L + 5.75%	(c)	6.75%	11/2026	9,692	9,588	1.2	9,595
MOP GM Holding, LLC	One stop	L + 5.75%	(d)	6.75%	11/2026	1,042	1,031	0.1	1,032
MOP GM Holding, LLC	One stop	L + 5.75%	(c)	6.75%	11/2026	772	764	0.1	764
MOP GM Holding, LLC(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(2)	—	(2)
MOP GM Holding, LLC(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(31)	—	(26)
Quick Quack Car Wash Holdings, LLC~	One stop	L + 5.50%	(c)	6.50%	10/2024	1,660	1,647	0.2	1,660
Quick Quack Car Wash Holdings, LLC	One stop	L + 5.50%	(b)(c)	6.50%	10/2024	810	797	0.1	810
Quick Quack Car Wash Holdings, LLC~	One stop	L + 5.50%	(c)	6.50%	10/2024	808	801	0.1	808
Quick Quack Car Wash Holdings, LLC~	One stop	L + 5.50%	(c)	6.50%	10/2024	705	700	0.1	705
Quick Quack Car Wash Holdings, LLC~	One stop	L + 5.50%	(c)	6.50%	10/2024	471	468	0.1	471
Quick Quack Car Wash Holdings, LLC~	One stop	L + 5.50%	(c)	6.50%	10/2024	384	381	0.1	384
Quick Quack Car Wash Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2024	—	(1)	—	—
TWAS Holdings, LLC#~	One stop	L + 6.00%	(c)	7.00%	12/2026	12,234	12,099	1.5	12,234
TWAS Holdings, LLC	One stop	L + 6.00%	(c)	7.00%	12/2026	3,175	3,141	0.4	3,175
TWAS Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(4)	—	—
						53,735	53,143	6.7	53,352
Beverages
Fintech Midco, LLC~	One stop	L + 5.75%	(c)	6.50%	08/2024	4,834	4,805	0.6	4,786
Fintech Midco, LLC#	One stop	L + 5.75%	(b)	6.50%	08/2024	3,232	3,200	0.4	3,200
Fintech Midco, LLC	One stop	L + 5.75%	(c)	6.50%	08/2024	435	433	0.1	431
Fintech Midco, LLC(5)	One stop	L + 5.75%		N/A(6)	08/2024	—	(1)	—	(1)
Watermill Express, LLC#	One stop	L + 5.25%	(c)	6.25%	04/2027	894	886	0.1	894
Watermill Express, LLC	One stop	L + 5.25%		N/A(6)	04/2027	—	—	—	—
Watermill Express, LLC	One stop	L + 5.25%		N/A(6)	04/2027	—	—	—	—
Winebow Holdings, Inc.#~	One stop	L + 6.25%	(a)	7.25%	07/2025	3,084	3,042	0.4	3,084
						12,479	12,365	1.6	12,394
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Biotechnology
BIO18 Borrower, LLC#	One stop	L + 4.75%	(a)	5.75%	11/2024	$1,819	$1,806	0.2%	$1,806
BIO18 Borrower, LLC~	One stop	L + 4.75%	(a)	5.75%	11/2024	1,736	1,725	0.2	1,723
BIO18 Borrower, LLC	One stop	L + 4.75%	(a)	5.75%	11/2024	1,614	1,604	0.2	1,602
BIO18 Borrower, LLC(5)	One stop	L + 4.75%		N/A(6)	11/2024	—	(1)	—	(1)
						5,169	5,134	0.6	5,130
Chemicals
Inhance Technologies Holdings LLC~	One stop	L + 6.00%	(c)	7.00%	07/2024	2,460	2,446	0.3	2,460
Inhance Technologies Holdings LLC~	One stop	L + 6.00%	(c)	7.00%	07/2024	744	740	0.1	744
Inhance Technologies Holdings LLC	One stop	L + 6.00%	(c)	7.00%	07/2024	48	47	—	48
PHM NL SP Bidco B.V.(7)(8)(13)	One stop	E + 6.25%	(f)	6.25%	10/2028	15,784	15,507	1.9	15,567
PHM NL SP Bidco B.V.(7)(13)	One stop	L + 6.25%	(d)	6.75%	10/2028	5,922	5,819	0.7	5,841
PHM NL SP Bidco B.V.(5)(7)(8)(13)	One stop	E + 6.25%		N/A(6)	10/2028	0	(76)	—	-76
						24,958	24,483	3.0	24,584

Commercial Services & Supplies
North Haven Stack Buyer, LLC#~	One stop	L + 5.50%	(c)	6.50%	07/2027	3,810	3,773	0.5	3,772
North Haven Stack Buyer, LLC	One stop	L + 5.50%	(c)	6.50%	07/2027	113	85	—	84
North Haven Stack Buyer, LLC	One stop	L + 5.50%	(c)	6.50%	07/2027	11	10	—	10
PT Intermediate Holdings III, LLC#~	One stop	L + 5.50%	(c)	6.50%	10/2025	24,616	24,345	3.0	24,616
PT Intermediate Holdings III, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2025	—	(15)	—	—
Radwell International, LLC#	One stop	L + 5.50%	(c)	6.25%	07/2027	1,590	1,584	0.2	1,584
Radwell International, LLC	One stop	L + 5.50%	(c)	6.25%	07/2027	109	109	—	109
Radwell International, LLC	One stop	L + 5.50%	(c)	6.25%	07/2027	52	52	—	52
Trinity Air Consultants Holdings Corporation#	One stop	L + 5.25%	(a)	6.00%	06/2027	174	170	—	174
Trinity Air Consultants Holdings Corporation	One stop	L + 5.25%		N/A(6)	06/2027	—	—	—	—
Trinity Air Consultants Holdings Corporation(5)	One stop	L + 5.25%		N/A(6)	06/2027	—	(8)	—	—
						30,475	30,105	3.7	30,401
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Communications Equipment
Lightning Finco Limited(7)(9)	One stop	L + 5.75%	(c)	6.50%	09/2028	$4,453	$4,365	0.5%	$4,364
Lightning Finco Limited(7)(8)(9)	One stop	E + 5.75%	(f)	6.50%	09/2028	543	532	0.1	519
						4,996	4,897	0.6	4,883
Containers and Packaging
AmerCareRoyal LLC#	Senior loan	L + 5.00%	(a)	6.00%	11/2025	2,790	2,771	0.3	2,790
AmerCareRoyal LLC#	Senior loan	L + 5.00%	(a)	6.00%	11/2025	576	571	—	576
AmerCareRoyal LLC	Senior loan	L + 5.00%	(a)	6.00%	11/2025	560	554	0.1	560
AmerCareRoyal LLC#(7)	Senior loan	L + 5.00%	(a)	6.00%	11/2025	517	514	0.1	517
Fortis Solutions Group LLC#	Senior loan	L + 4.50%	(c)	5.50%	12/2023	1,412	1,389	0.2	1,412
Fortis Solutions Group LLC#	Senior loan	L + 4.50%	(c)	5.50%	12/2023	839	825	0.1	839
Fortis Solutions Group LLC#	Senior loan	L + 4.50%	(c)	5.50%	12/2023	533	529	0.1	533
Fortis Solutions Group LLC#	Senior loan	L + 4.50%	(c)	5.50%	12/2023	212	210	—	212
Fortis Solutions Group LLC#	Senior loan	L + 4.50%	(c)	5.50%	12/2023	204	202	—	204
Fortis Solutions Group LLC	Senior loan	L + 4.50%		N/A(6)	12/2023	—	—	—	—
						7,643	7,565	0.9	7,643
Distributors
WSC Holdings Midco LLC#	Senior loan	L + 4.50%	(c)	5.50%	07/2027	1,287	1,274	0.2	1,274
WSC Holdings Midco LLC(5)	Senior loan	L + 4.50%		N/A(6)	07/2027	—	(1)	—	(1)
WSC Holdings Midco LLC(5)	Senior loan	L + 4.50%		N/A(6)	07/2027	—	(8)	—	(8)
						1,287	1,265	0.2	1,265
Diversified Consumer Services
Certus Pest, Inc.	One stop	L + 5.25%	(c)	6.25%	02/2026	630	618	0.1	630
Certus Pest, Inc.	One stop	L + 5.25%	(c)	6.25%	02/2026	598	578	0.1	598
Certus Pest, Inc.	One stop	L + 5.25%	(c)	6.25%	02/2026	423	419	0.1	423
Certus Pest, Inc.	One stop	L + 5.25%	(c)	6.25%	02/2026	298	292	—	298
Certus Pest, Inc.	One stop	L + 5.25%	(c)	6.25%	02/2026	263	248	—	263
Certus Pest, Inc.	One stop	L + 5.25%	(c)	5.37%	02/2026	151	147	—	151
Certus Pest, Inc.	One stop	L + 5.25%	(c)	6.25%	02/2026	95	88	—	95
Certus Pest, Inc.	One stop	L + 5.25%	(c)	6.25%	02/2026	52	39	—	52
Certus Pest, Inc.	One stop	L + 5.25%		N/A(6)	02/2026	—	—	—	—
Certus Pest, Inc.(5)	One stop	L + 5.25%		N/A(6)	02/2026	—	(2)	—	—
Certus Pest, Inc.	One stop	L + 5.25%		N/A(6)	02/2026	—	—	—	—
CHHJ Franchising, LLC#	Senior loan	L + 5.00%	(c)	6.00%	01/2026	1,097	1,087	0.1	1,097
CHHJ Franchising, LLC	Senior loan	L + 5.00%	(c)	6.00%	01/2026	5	4	—	5
COP Hometown Acquisitions, Inc.#	Senior loan	L + 4.50%	(c)	5.50%	07/2027	741	733	0.1	733
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(c)	5.50%	07/2027	722	711	0.1	711
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(c)	5.50%	07/2027	256	252	—	249
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%		N/A(6)	07/2027	—	—	—	—
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%		N/A(6)	07/2027	—	—	—	—
EWC Growth Partners LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	446	430	0.1	424
EWC Growth Partners LLC#	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	62	62	—	59
EWC Growth Partners LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	18	18	—	17
Flores & Associates, LLC~	One stop	L + 4.75%	(c)	5.75%	04/2027	1,490	1,473	0.2	1,490
Flores & Associates, LLC	One stop	L + 4.75%	(b)(c)	5.75%	04/2027	332	329	—	332

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services - (continued)
Flores & Associates, LLC	One stop	L + 4.75%	(c)	5.75%	04/2027	$307	$303	—%	$307
Flores & Associates, LLC(5)	One stop	L + 4.75%		N/A(6)	04/2027	—	(1)	—	—
FSS Buyer LLC#	One stop	L + 5.75%	(c)	6.50%	08/2028	2,356	2,310	0.3	2,309
FSS Buyer LLC	One stop	L + 5.75%	(c)	6.50%	08/2027	17	16	—	16
Learn-it Systems, LLC#	Senior loan	L + 4.50%	(c)	5.50%	03/2025	751	743	0.1	750
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	5.50%	03/2025	569	564	0.1	568
Learn-it Systems, LLC	Senior loan	L + 4.50%	(b)	5.50%	03/2025	5	5	—	5
Learn-it Systems, LLC(5)	Senior loan	L + 4.75%		N/A(6)	03/2025	—	(4)	—	3
Liminex, Inc.#	One stop	L + 7.25%	(c)	8.25%	11/2026	19521	19,336	2.4	19,521
Liminex, Inc.#	One stop	L + 7.25%	(c)	8.25%	11/2026	10188	10,101	1.3	10,188
Liminex, Inc.(5)	One stop	L + 7.25%		N/A(6)	11/2026	0	(1)	—	—
Litera Bidco LLC#	One stop	L + 6.00%	(a)	7.00%	05/2026	1070	1,058	0.1	1,076
Litera Bidco LLC#	One stop	L + 5.75%	(a)	6.75%	05/2026	614	609	0.1	611
Litera Bidco LLC	One stop	L + 5.75%	(a)	6.75%	05/2026	275	273	—	274
Litera Bidco LLC	One stop	L + 5.75%	(a)	6.75%	05/2026	275	275	—	274
Litera Bidco LLC	One stop	L + 6.00%	(a)	7.00%	05/2026	34	32	—	34
Litera Bidco LLC	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
Provenance Buyer LLC#~	One stop	L + 5.50%	(c)	6.25%	06/2027	2978	2,920	0.4	2,978
Provenance Buyer LLC(5)	One stop	L + 5.50%		N/A(6)	06/2027	—	(2)	—	—
Provenance Buyer LLC(5)	Senior loan	L + 5.50%		N/A(6)	06/2027	—	(42)	—	—
						46,639	46,021	5.7	46,541
Diversified Financial Services
AxiomSL Group, Inc.#	One stop	L + 6.00%	(c)	7.00%	12/2027	1,261	1,236	0.2	1,235
AxiomSL Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2027	—	(3)	—	(3)
AxiomSL Group, Inc.	One stop	L + 6.00%		N/A(6)	12/2025	—	—	—	—
Banker's Toolbox, Inc.#	One stop	L + 5.50%	(c)	6.25%	07/2027	3,484	3,450	0.4	3,484
Banker's Toolbox, Inc.(5)	One stop	L + 5.50%		N/A(6)	07/2027	—	(1)	—	—
Banker's Toolbox, Inc.(5)	One stop	L + 5.50%		N/A(6)	07/2027	—	(7)	—	—
Higginbotham Insurance Agency, Inc.#	One stop	L + 5.50%	(a)	6.25%	11/2026	1,439	1,420	0.2	1,439
Higginbotham Insurance Agency, Inc.	One stop	L + 5.50%	(a)	6.25%	11/2026	331	326	—	331
						6,515	6,421	0.8	6,486
Diversified Telecommunications Services
NTI Connect, LLC#	Senior loan	L + 5.00%	(c)	6.00%	12/2024	644	633	0.1	644
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electronic Equipment, Instruments and Components
ES Acquisition LLC#~	Senior loan	L + 5.50%	(c)	6.50%	11/2025	$15,658	$15,551	2.0%	$15,580
ES Acquisition LLC#	One stop	L + 5.50%	(c)	6.25%	11/2025	12,653	12,591	1.5	12,589
ES Acquisition LLC~	Senior loan	L + 5.50%	(c)	6.50%	11/2025	3,311	3,288	0.4	3,295
ES Acquisition LLC~	Senior loan	L + 5.50%	(c)	6.50%	11/2025	1,904	1,853	0.2	1,894
ES Acquisition LLC	Senior loan	L + 5.50%	(c)	6.50%	11/2025	1,701	1,701	0.2	1,692
ES Acquisition LLC	Senior loan	L + 5.50%	(c)	6.50%	11/2025	1,102	1,094	0.1	1,096
ES Acquisition LLC	Second lien	L + 5.50%	(c)	6.50%	11/2025	848	842	0.1	843
ES Acquisition LLC	Senior loan	L + 5.50%	(c)	6.50%	11/2025	749	726	0.1	736
ES Acquisition LLC	Senior loan	L + 5.50%	(c)	6.50%	11/2025	118	116	—	116
ES Acquisition LLC	One stop	L + 5.50%		N/A(6)	11/2025	—	—	—	—
						38,044	37,762	4.6	37,841

Food & Staples Retailing
Captain D's, LLC~	Senior loan	L + 4.50%	(c)	5.50%	12/2023	1,193	1,186	0.2	1,193
Captain D's, LLC#	Senior loan	L + 4.50%	(c)	5.50%	12/2023	198	195	—	198
Captain D's, LLC	Senior loan	L + 4.50%		N/A(6)	12/2023	—	—	—	—
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	596	593	0.1	596
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	305	304	—	305
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	240	239	—	240
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	235	235	—	235
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	116	115	—	116
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	116	115	—	116
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	57	57	—	57
Mendocino Farms, LLC(5)	One stop	L + 7.50%		N/A(6)	06/2023	—	(7)	—	—
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	8.50%	01/2023	332	331	0.1	325
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	8.50%	01/2023	117	116	—	114
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	8.50%	01/2023	20	20	—	20
Wood Fired Holding Corp.	One stop	L + 7.25%	(c)	7.25% cash/1.00% PIK	12/2023	3,196	3,169	0.4	3,196
Wood Fired Holding Corp.	One stop	L + 7.25%	(c)	7.25% cash/1.00% PIK	12/2023	287	284	—	287
Wood Fired Holding Corp.(5)	One stop	L + 6.25%		N/A(6)	12/2023	—	(1)	—	—
Zenput Inc.#	One stop	L + 9.00%	(c)	7.00% cash/3.00% PIK	06/2026	426	424	0.1	435
Zenput Inc.	One stop	L + 9.00%	(c)	7.00% cash/3.00% PIK	06/2026	10	10	—	10
						7,444	7,385	0.9	7,443

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC#	One stop	L + 6.50%	(c)	4.50% cash/3.00% PIK	06/2027	$5,099	$5,003	0.6%	$5,099
Borrower R365 Holdings, LLC	One stop	L + 6.50%	(c)	7.50%	06/2027	43	41	—	43
FCID Merger Sub, Inc.~	One stop	L + 6.00%	(c)	7.00%	12/2026	6,201	6,124	0.8	6,201
FCID Merger Sub, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(1)	—	—
FCID Merger Sub, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(12)	—	—
Flavor Producers, LLC#	Senior loan	L + 5.75%	(c)	5.75% cash/1.00% PIK	12/2023	438	435	0.1	430
Flavor Producers, LLC	Senior loan	L + 4.75%		N/A(6)	12/2022	—	—	—	—
Kodiak Cakes, LLC#	Senior loan	L + 4.50%	(a)	5.50%	06/2027	4,827	4,769	0.6	4,831
Kodiak Cakes, LLC	Senior loan	L + 4.50%	(a)	5.50%	06/2026	50	48	—	49
Louisiana Fish Fry Products, Ltd.#	One stop	L + 5.75%	(c)	6.75%	07/2027	4,249	4,207	0.5	4,206
Louisiana Fish Fry Products, Ltd.	One stop	L + 5.75%	(c)	6.75%	07/2027	36	35	—	35
MAPF Holdings, Inc.#~	One stop	L + 5.50%	(c)	6.50%	12/2026	13,441	13,322	1.7	13,441
MAPF Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2026	—	(15)	—	—
MAPF Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2026	—	(3)	—	—
Ultimate Baked Goods Midco LLC#	One stop	L + 6.25%	(a)	7.25%	08/2027	2,855	2,813	0.3	2,827
Ultimate Baked Goods Midco LLC	One stop	L + 6.25%	(c)	7.25%	08/2027	11	10	—	10
Whitebridge Pet Brands, LLC#	One stop	L + 5.00%	(a)	6.00%	07/2027	6,564	6,500	0.8	6,498
Whitebridge Pet Brands, LLC	One stop	L + 5.00%	(a)	6.00%	07/2027	10	9	—	9
						43,824	43,285	5.4	43,679
Health Care Equipment & Supplies
Aspen Medical Products, LLC~	One stop	L + 4.75%	(c)	5.75%	06/2025	937	931	0.1	937
Aspen Medical Products, LLC#	One stop	L + 4.75%	(c)	5.75%	06/2025	60	60	—	60
Aspen Medical Products, LLC	One stop	L + 4.75%		N/A(6)	06/2025	—	—	—	—
Baduhenna Bidco Limited(7)(9)	One stop	SF + 6.50%	(m)	6.55%	08/2028	2,330	2,290	0.3	2,298
Baduhenna Bidco Limited(7)(8)(9)	One stop	E + 6.50%	(f)	6.50%	08/2028	1,475	1,449	0.2	1,423
Baduhenna Bidco Limited(7)(8)(9)	One stop	SN + 6.50%	(l)	6.55%	08/2028	423	416	—	405
Baduhenna Bidco Limited(5)(7)(8)(9)	One stop	SN + 6.75%		N/A(6)	08/2028	—	(13)	—	(13)
Belmont Instrument, LLC#	Senior loan	L + 4.75%	(c)	5.75%	12/2023	1,766	1,756	0.2	1,766
Blades Buyer, Inc.#~	Senior loan	L + 4.50%	(c)	5.50%	08/2025	2,158	2,143	0.3	2,158
Blades Buyer, Inc.	Senior loan	L + 4.50%		N/A(6)	08/2025	—	—	—	—
Blades Buyer, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	08/2025	—	(4)	—	—
Blue River Pet Care, LLC~	One stop	L + 5.00%	(a)	5.08%	07/2026	8,393	8,321	1.0	8,309
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)(c)	5.10%	07/2026	1,278	1,263	0.2	1,265
Blue River Pet Care, LLC	One stop	L + 5.00%	(c)	5.13%	07/2026	116	82	—	81
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2025	—	(1)	—	(2)
CCSL Holdings, LLC~	One stop	L + 5.75%	(c)	6.75%	12/2026	6,163	6,095	0.8	6,163
CCSL Holdings, LLC	One stop	L + 5.75%	(c)	6.75%	12/2026	1,663	1,639	0.2	1,663
CCSL Holdings, LLC	One stop	P + 4.75%	(e)	8.00%	12/2026	10	8	—	10
CMI Parent Inc.#~	Senior loan	L + 4.00%	(c)	5.00%	08/2025	14,357	14,266	1.7	14,214
CMI Parent Inc.(5)	Senior loan	L + 4.00%		N/A(6)	08/2025	—	(1)	—	(2)
						41,129	40,700	5.0	40,735

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC#	One stop	L + 6.00%	(c)	7.00%	03/2027	$1,556	$1,535	0.2%	$1,556
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 10.50%	(c)	11.50%	03/2028	658	649	0.1	658
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 6.00%	(c)	7.00%	03/2027	652	635	0.1	652
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 10.50%	(c)	11.50%	03/2028	185	182	—	185
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(2)	—	—
CRH Healthcare Purchaser, Inc.~	Senior loan	L + 4.50%	(c)	5.50%	12/2024	3,926	3,887	0.5	3,887
CRH Healthcare Purchaser, Inc.	Senior loan	L + 4.50%	(c)	5.50%	12/2024	1,690	1,674	0.2	1,674
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(c)	5.50%	12/2024	1,264	1,252	0.2	1,252
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	(2)
Datix Bidco Limited(7)(8)(9)	Senior loan	L + 4.50%	(g)	4.55%	04/2025	25,765	25,254	3.1	24,911
Datix Bidco Limited(7)(8)(9)	Second lien	L + 7.75%	(g)	7.80%	04/2026	9,143	8,961	1.1	8,840
Elite Dental Partners LLC	One stop	L + 5.25%	(c)	6.25%	06/2023	1,719	1,703	0.2	1,667
Elite Dental Partners LLC	One stop	L + 5.25%	(c)	6.25%	06/2023	105	105	—	105
Emerge Intermediate, Inc.	One stop	L + 8.50%	(c)	7.00% cash/2.50% PIK	05/2024	2,304	2,272	0.3	2,304
Emerge Intermediate, Inc.(5)	One stop	L + 6.00%		N/A(6)	05/2024	—	(1)	—	—
Encorevet Group LLC	One stop	L + 5.25%	(c)	6.25%	11/2024	14,779	14,664	1.8	14,631
Encorevet Group LLC~	Senior loan	L + 5.25%	(c)	6.25%	11/2024	4,011	3,986	0.5	3,971
Encorevet Group LLC	One stop	L + 5.25%	(c)	6.25%	11/2024	2,000	1,981	0.2	1,980
Encorevet Group LLC~	Senior loan	L + 5.25%	(c)	6.25%	11/2024	1,800	1,801	0.2	1,782
Encorevet Group LLC	One stop	L + 5.25%	(c)	6.25%	11/2024	1,200	1,128	0.1	1,124
Encorevet Group LLC~	Senior loan	L + 5.25%	(c)	6.25%	11/2024	1,121	1,114	0.1	1,110
Encorevet Group LLC	Senior loan	L + 5.25%	(c)	6.25%	11/2024	931	925	0.1	921
Encorevet Group LLC	One stop	L + 5.25%	(b)	6.25%	11/2024	395	391	—	391
Encorevet Group LLC	Senior loan	L + 5.25%	(c)	6.25%	11/2024	160	160	—	158
Encorevet Group LLC(5)	Senior loan	L + 5.25%		N/A(6)	11/2024	—	—	—	(1)
ERC Finance, LLC#	One stop	L + 6.00%	(a)(c)	7.00%	04/2024	2,760	2,713	0.3	2,760
ERC Finance, LLC	One stop	L + 6.00%	(a)	7.00%	04/2024	7	6	—	7
ERC Finance, LLC(5)	One stop	L + 6.00%		N/A(6)	04/2024	—	(1)	—	—
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	3,820	3,773	0.4	3,247
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	1,138	1,136	0.1	967
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(7)(8)(10)	One stop	C + 4.50%	(k)	5.50%	03/2027	2,771	2,739	0.4	2,903
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(7)(8)(10)	One stop	C + 4.50%	(k)	5.50%	03/2027	791	785	0.1	835
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(7)(8)(10)	One stop	C + 4.50%	(k)	5.50%	03/2027	538	511	0.1	538
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(7)(10)	One stop	L + 4.50%	(c)	5.50%	03/2027	293	280	—	293
Klick Inc.#(7)(10)	Senior loan	L + 4.50%	(c)	5.50%	03/2028	3,953	3,916	0.5	3,959
Klick Inc.(5)(7)(10)	Senior loan	L + 4.50%		N/A(6)	03/2026	—	(1)	—	(1)
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	801	794	0.1	801
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	471	468	0.1	471
Krueger-Gilbert Health Physics, LLC~	Senior loan	L + 5.25%	(c)	6.25%	05/2025	127	126	—	127
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	30	30	—	30
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
Krueger-Gilbert Health Physics, LLC(5)	Senior loan	L + 5.25%		N/A(6)	05/2025	$—	$(6)	—%	$—
MD Now Holdings, Inc.#~	One stop	L + 5.00%	(c)	6.00%	08/2025	4,566	4,537	0.6	4,566
MD Now Holdings, Inc.	One stop	L + 5.00%	(c)	6.00%	08/2025	241	240	—	241
MD Now Holdings, Inc.(5)	One stop	L + 5.00%		N/A(6)	08/2025	—	(1)	—	—
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(7)(8)(10)	One stop	C + 5.50%	(k)	6.50%	05/2028	7,920	7,807	0.9	7,578
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(7)(8)(10)	One stop	C + 5.50%	(k)	6.50%	05/2028	431	416	0.1	424
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(7)(10)	One stop	L + 5.50%	(c)	6.50%	05/2028	194	178	—	196
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(7)(10)	One stop	L + 5.50%	(c)	6.50%	05/2026	41	40	—	41
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(7)(8)(10)	One stop	C + 5.50%	(k)	6.50%	05/2026	20	18	—	18
NVA Holdings, Inc.#	Senior loan	L + 3.50%	(a)	3.63%	02/2026	939	932	0.1	939
Summit Behavioral Healthcare, LLC~	Senior loan	L + 5.00%	(c)	6.00%	10/2023	2,390	2,377	0.3	2,390
Summit Behavioral Healthcare, LLC	Senior loan	L + 5.00%	(c)	6.00%	10/2023	77	75	—	77
Summit Behavioral Healthcare, LLC(5)	Senior loan	L + 5.00%		N/A(6)	10/2023	—	(1)	—	—
Suveto Buyer, LLC	One stop	L + 4.25%	(c)	5.00%	09/2027	1,842	1,729	0.2	1,728
Suveto Buyer, LLC(5)	One stop	L + 4.25%		N/A(6)	09/2027	—	(2)	—	(2)
Veterinary Specialists of North America, LLC#~	Senior loan	L + 4.00%	(a)	4.08%	04/2025	16,753	16,655	2.1	16,753
Veterinary Specialists of North America, LLC	Senior loan	L + 4.00%	(a)	4.08%	04/2025	5,028	4,998	0.6	5,028
Veterinary Specialists of North America, LLC	Senior loan	L + 4.00%	(a)	4.08%	04/2025	1,219	1,212	0.1	1,219
Veterinary Specialists of North America, LLC	Senior loan	L + 4.00%	(a)	4.08%	04/2025	613	610	0.1	613
Veterinary Specialists of North America, LLC	Senior loan	L + 4.00%	(a)	4.08%	04/2025	500	497	0.1	500
						135,638	133,841	16.3	133,002
Health Care Technology
Connexin Software, Inc.#	One stop	L + 8.50%	(a)	9.50%	02/2024	1,261	1,254	0.1	1,261
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
ESO Solution, Inc.#	One stop	L + 7.00%	(c)	8.00%	03/2027	3,368	3,336	0.4	3,368
ESO Solution, Inc.(5)	One stop	L + 7.00%		N/A(6)	03/2027	—	(1)	—	—
HealthEdge Software, Inc.	One stop	L + 6.25%	(c)	7.25%	04/2026	3,334	3,306	0.4	3,334
HealthEdge Software, Inc.	One stop	L + 6.25%	(c)	7.25%	04/2026	2,185	2,185	0.3	2,185
HealthEdge Software, Inc.#	One stop	L + 6.25%	(c)	7.25%	04/2026	1,559	1,533	0.2	1,559
HealthEdge Software, Inc.	One stop	L + 6.25%	(c)	7.25%	04/2026	19	18	—	19
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%	(c)	6.75%	08/2026	1,521	1,494	0.2	1,521
HSI Halo Acquisition, Inc.~	One stop	L + 5.75%	(c)	6.75%	08/2026	528	524	0.1	528
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(c)	6.75%	08/2026	308	305	—	308
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(c)	6.75%	08/2026	289	283	—	289
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(a)	6.75%	09/2025	8	7	—	8
Nextech Holdings, LLC#~	One stop	L + 5.50%	(c)	5.63%	06/2025	17,671	17,563	2.2	17,671
Nextech Holdings, LLC	One stop	L + 5.50%	(c)	5.63%	06/2025	716	712	0.1	716
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(2)	—	—
Qgenda Intermediate Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	06/2025	5,723	5,676	0.7	5,723
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.25%	(c)	6.25%	06/2025	5,038	5,038	0.6	5,038
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.25%	(c)	6.25%	06/2025	2,438	2,438	0.3	2,438
Qgenda Intermediate Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	06/2025	50	50	—	50
Transaction Data Systems, Inc.#~	One stop	L + 4.50%	(c)	5.50%	02/2026	11,347	11,142	1.4	11,347
Transaction Data Systems, Inc.(5)	One stop	L + 4.50%		N/A(6)	02/2026	—	(1)	—	—
						57,363	56,860	7.0	57,363
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
BJH Holdings III Corp.#~	One stop	L + 4.50%	(c)	5.50%	08/2025	$21,410	$21,179	2.6%	$21,410
BJH Holdings III Corp.	One stop	L + 4.50%	(b)	5.50%	08/2025	30	25	—	30
CR Fitness Holdings, LLC	Senior loan	L + 4.00%	(a)	5.00%	07/2025	329	327	—	329
CR Fitness Holdings, LLC#	Senior loan	L + 4.00%	(a)	5.00%	07/2025	312	310	0.1	312
CR Fitness Holdings, LLC	Senior loan	L + 4.00%	(a)	5.00%	07/2025	37	37	—	37
Davidson Hotel Company, LLC#	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	1,755	1,742	0.2	1,404
Davidson Hotel Company, LLC	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	427	426	0.1	342
Davidson Hotel Company, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(10)
EOS Fitness Opco Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	01/2025	1,722	1,705	0.2	1,722
EOS Fitness Opco Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	01/2025	369	365	—	369
EOS Fitness Opco Holdings, LLC	One stop	L + 5.25%	(c)	6.25%	01/2025	60	59	—	60
Freddy's Frozen Custard LLC#~	One stop	L + 6.00%	(c)	7.00%	03/2027	3,627	3,595	0.4	3,627
Freddy's Frozen Custard LLC(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(1)	—	—
Harri US LLC#	One stop	L + 10.00%	(c)	7.00% cash/4.00% PIK	08/2026	332	286	—	305
Harri US LLC	One stop	L + 6.00%		N/A(6)	08/2026	—	—	—	—
Harri US LLC(5)	One stop	L + 6.00%		N/A(6)	08/2026	—	(3)	—	(18)
SSRG Holdings, LLC#~	One stop	L + 4.75%	(c)	5.75%	11/2025	6,351	6,308	0.8	6,351
SSRG Holdings, LLC	One stop	L + 4.75%	(c)	5.75%	11/2025	45	44	—	45
Sunshine Sub, LLC~	One stop	L + 4.75%	(a)	5.75%	05/2024	1,954	1,937	0.3	1,954
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	5.75%	05/2024	1,913	1,896	0.3	1,913
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Tropical Smoothie Cafe Holdings, LLC~	Senior loan	L + 5.25%	(a)(b)(c)	6.25%	09/2026	5,860	5,805	0.7	5,860
Tropical Smoothie Cafe Holdings, LLC#	Senior loan	L + 5.25%	(a)(c)	6.25%	09/2026	2,610	2,586	0.3	2,610
Tropical Smoothie Cafe Holdings, LLC(5)	Senior loan	L + 5.25%		N/A(6)	09/2026	—	(1)	—	—
Velvet Taco Holdings, Inc.	One stop	L + 9.00%	(c)	8.00% cash/2.00% PIK	03/2026	1,378	1,367	0.2	1,378
Velvet Taco Holdings, Inc.	One stop	L + 7.50%	(c)	8.00% cash/0.50% PIK	03/2026	121	120	—	121
Velvet Taco Holdings, Inc.	One stop	L + 7.00%		N/A(6)	03/2026	—	—	—	—
						50,642	50,113	6.2	50,151
Household Durables
Groundworks LLC	Senior loan	L + 4.75%	(c)	5.75%	01/2026	1,393	1,375	0.2	1,393
Groundworks LLC#	Senior loan	L + 4.75%	(c)	5.75%	01/2026	221	218	—	221
Groundworks LLC	Senior loan	L + 4.75%	(c)	5.75%	01/2026	186	181	—	186
Groundworks LLC	Senior loan	L + 4.75%		N/A(6)	01/2026	—	—	—	—
Groundworks LLC(5)	Senior loan	L + 4.75%		N/A(6)	01/2026	—	(8)	—	—
						1,800	1,766	0.2	1,800
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Products
WU Holdco, Inc. ~	One stop	L + 5.50%	(c)	6.50%	03/2026	$1,222	$1,214	0.1%	$1,223
WU Holdco, Inc. #	One stop	L + 5.50%	(c)	6.50%	03/2026	436	436	0.1	436
WU Holdco, Inc.	One stop	L + 5.50%	(c)	5.63%	03/2025	11	11	—	11
WU Holdco, Inc.(5)	One stop	L + 5.50%		N/A(6)	03/2026	—	(1)	—	—
						1,669	1,660	0.2	1,670
Industrial Conglomerates
Arch Global CCT Holdings Corp.#	Senior loan	L + 4.25%	(c)	4.38%	04/2026	914	912	0.1	915
Arch Global CCT Holdings Corp.	Senior loan	L + 4.25%		N/A(6)	04/2025	—	—	—	—
Arch Global CCT Holdings Corp.	Senior loan	L + 4.25%		N/A(6)	04/2026	—	—	—	—
Madison Safety & Flow LLC#	Senior loan	L + 4.00%	(a)	4.08%	03/2025	173	173	—	173
Madison Safety & Flow LLC	Senior loan	L + 4.00%	(a)	4.08%	03/2025	3	3	—	3
Specialty Measurement Bidco Limited#(7)(8)(9)	One stop	E + 6.00%	(f)	7.00%	11/2027	3,189	3,110	0.4	3,100
Specialty Measurement Bidco Limited#(7)(9)	One stop	L + 6.00%	(c)	7.00%	11/2027	3,185	3,108	0.4	3,185
Specialty Measurement Bidco Limited(5)(7)(8)(9)	One stop	L + 6.00%		N/A(6)	11/2027	—	(19)	—	—
						7,464	7,287	0.9	7,376
Insurance
Alera Group, Inc.#	One stop	L + 5.50%	(a)	6.25%	10/2028	10,886	10,777	1.4	10,777
Alera Group, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(15)	—	(31)
AMBA Buyer, Inc. #	One stop	L + 5.75%	(c)	6.50%	07/2027	1,386	1,372	0.2	1,372
AMBA Buyer, Inc.	One stop	L + 5.75%		N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc.(5)	One stop	L + 5.75%		N/A(6)	07/2027	—	(4)	—	(2)
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(c)	6.50%	08/2025	922	917	0.1	922
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)(d)	6.75%	08/2025	695	686	0.1	700
Integrity Marketing Acquisition, LLC~	Senior loan	L + 5.50%	(c)	6.50%	08/2025	359	356	—	359
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(c)	6.50%	08/2025	315	314	—	315
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(c)	6.25%	08/2025	201	191	—	195
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(c)	6.50%	08/2025	191	190	—	191
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%		N/A(6)	08/2025	—	—	—	—
J.S. Held Holdings, LLC#~	One stop	L + 5.50%	(c)	6.50%	07/2025	18,588	18,306	2.3	18,588
J.S. Held Holdings, LLC	One stop	L + 5.50%	(c)	6.50%	07/2025	1,036	984	0.1	1,036
J.S. Held Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2025	—	(3)	—	—
Long Term Care Group, Inc.#	One stop	L + 6.00%	(c)	6.75%	09/2027	1,281	1,255	0.2	1,255
Majesco#~	One stop	L + 7.25%	(c)	8.25%	09/2027	7,568	7,457	0.9	7,570
Majesco(5)	One stop	L + 7.25%		N/A(6)	09/2026	—	(3)	—	—
Norvax, LLC#	Senior loan	L + 4.00%	(d)	5.00%	09/2025	12,834	12,775	1.6	12,834
Orchid Underwriters Agency, LLC~	Senior loan	L + 4.50%	(c)	4.63%	12/2024	786	782	0.1	786
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%	(c)	5.50%	12/2024	202	201	—	202
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Pareto Health Intermediate Holdings, Inc. #	One stop	L + 5.75%	(d)	6.75%	08/2025	3,140	3,110	0.4	3,109
People Corporation#(7)(8)(10)	One stop	C + 6.25%	(k)	7.25%	02/2028	5,829	5,736	0.8	5,944
People Corporation(7)(8)(10)	One stop	C + 6.25%	(k)	7.25%	02/2028	1,603	1,586	0.2	1,603
People Corporation(7)(8)(10)	One stop	C + 6.25%	(k)	7.25%	02/2027	35	32	—	33
People Corporation(5)(7)(8)(10)	One stop	C + 5.50%		N/A(6)	02/2028	—	(27)	—	(61)
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance (continued)
RSC Acquisition, Inc.~	One stop	L + 5.50%	(c)	6.50%	10/2026	$12,338	$12,139	1.5%	$12,338
RSC Acquisition, Inc.~	One stop	L + 5.50%	(b)(c)	6.50%	10/2026	1,568	1,460	0.2	1,568
RSC Acquisition, Inc.	One stop	L + 5.50%	(c)	6.50%	10/2026	83	30	—	83
RSC Acquisition, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(1)	—	—
Sunstar Insurance Group, LLC#	Senior loan	L + 5.75%	(c)	6.75%	10/2026	314	310	—	314
Sunstar Insurance Group, LLC	Senior loan	L + 5.75%	(c)	6.75%	10/2026	159	156	—	159
Sunstar Insurance Group, LLC	Senior loan	L + 5.75%	(c)	6.75%	10/2026	83	80	—	83
Sunstar Insurance Group, LLC	Senior loan	L + 5.75%		N/A(6)	10/2026	—	—	—	—
TigerRisk, LLC#	One stop	L + 5.25%	(c)	6.25%	06/2027	8,872	8,788	1.1	8,872
TigerRisk, LLC(5)	One stop	L + 5.25%		N/A(6)	06/2027	—	(1)	—	—
						91,274	89,936	11.2	91,114
Internet & Catalog Retail
AQ Holdco Inc. #~	One stop	L + 5.25%	(c)	6.25%	04/2027	5,982	5,925	0.8	5,982
AQ Holdco Inc.	One stop	L + 5.25%	(c)	6.25%	04/2027	3,501	3,468	0.4	3,501
AQ Holdco Inc.	One stop	L + 5.25%	(c)	6.25%	04/2027	1,736	1,720	0.2	1,736
AQ Holdco Inc.	One stop	L + 5.25%	(c)	6.25%	04/2027	1,046	1,036	0.1	1,046
AQ Holdco Inc.	One stop	L + 5.25%	(c)	6.25%	04/2027	184	176	—	184
AQ Holdco Inc.(5)	One stop	L + 5.25%		N/A(6)	04/2027	—	(2)	—	—
						12,449	12,323	1.5	12,449
IT Services
Acquia, Inc.#	One stop	L + 7.00%	(c)	8.00%	10/2025	2,442	2,419	0.3	2,418
Acquia, Inc.	One stop	L + 7.00%	(c)	8.00%	10/2025	4	4	—	4
Appriss Holdings, Inc.#~	One stop	L + 6.00%	(c)	7.00%	05/2026	8,498	8,347	1.0	8,498
Appriss Holdings, Inc.	One stop	P + 5.00%	(e)	8.25%	05/2025	50	47	—	50
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.#	One stop	L + 7.50%	(c)	8.50% cash/1.00% PIK	08/2025	1,721	1,669	0.2	1,761
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	One stop	L + 6.50%		N/A(6)	08/2025	—	—	—	1
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.(5)	One stop	L + 6.50%		N/A(6)	08/2025	—	(4)	—	—
Centrify Corporation#	One stop	L + 5.75%	(c)	6.75%	03/2028	6,563	6,473	0.8	6,566
Centrify Corporation#	One stop	L + 6.00%	(c)	7.00%	03/2028	3,850	3,806	0.5	3,852
Centrify Corporation(5)	One stop	L + 5.75%		N/A(6)	03/2027	—	(3)	—	(1)
CivicPlus, LLC#	One stop	L + 6.25%	(c)	7.00%	08/2027	2,623	2,597	0.3	2,596
CivicPlus, LLC	One stop	L + 6.25%		N/A(6)	08/2027	—	—	—	—
CivicPlus, LLC(5)	One stop	L + 6.25%		N/A(6)	08/2027	—	(12)	—	(12)
Cordeagle US Finco, Inc.#	One stop	L + 6.75%	(c)	7.75%	07/2027	1,440	1,412	0.2	1,411
Cordeagle US Finco, Inc.(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(1)	—	(1)
Episerver, Inc.#	One stop	L + 5.50%	(c)	6.50%	04/2026	4,951	4,882	0.6	4,945
Episerver, Inc.(7)(8)	One stop	E + 5.75%	(f)	5.75%	04/2026	4,678	4,635	0.6	4,710
Episerver, Inc.	One stop	L + 5.50%	(c)	6.50%	04/2026	2,712	2,688	0.3	2,709
Episerver, Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(4)	—	—
Infinisource, Inc.#~	One stop	L + 4.50%	(c)	5.50%	10/2026	10,355	10,279	1.3	10,355
Infinisource, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2026	4,936	4,900	0.6	4,936
Infinisource, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2026	1,716	1,704	0.2	1,716
Infinisource, Inc.#	One stop	L + 4.50%	(c)	5.50%	10/2026	1,224	1,213	0.2	1,224
Infinisource, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2026	118	117	—	118
PCS Intermediate II Holdings, LLC~	One stop	L + 5.25%	(c)	6.25%	01/2026	4,870	4,834	0.6	4,870
PCS Intermediate II Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	01/2026	712	706	0.1	712
PCS Intermediate II Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC#~	One stop	L + 5.50%	(c)	6.50%	12/2025	18,511	18,350	2.2	18,140
Recordxtechnologies, LLC	One stop	L + 5.50%	(c)	6.50%	12/2025	1,688	1,671	0.2	1,654
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services (continued)
Recordxtechnologies, LLC	One stop	L + 5.50%	(c)	6.50%	12/2025	$100	$98	—%	$96
Red Dawn SEI Buyer, Inc.#~	Senior loan	L + 4.25%	(d)	5.25%	11/2025	13,438	13,322	1.6	13,387
Red Dawn SEI Buyer, Inc.#(7)(8)	Senior loan	L + 4.50%	(h)	5.50%	11/2025	9,594	9,512	1.2	9,483
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.25%	(d)	5.25%	11/2025	2,389	2,373	0.3	2,380
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.50%	(d)	5.50%	11/2025	991	972	0.1	1,003
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(2)	—	(1)
Saturn Borrower Inc.#~	One stop	L + 6.50%	(c)	7.50%	09/2026	8,036	7,832	1.0	8,036
Saturn Borrower Inc.	One stop	L + 6.50%	(c)	7.50%	09/2026	41	39	—	41
						118,251	116,874	14.4	117,657

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	$1,451	$1,444	0.2%	$1,451
WBZ Investment LLC	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	481	479	0.1	481
WBZ Investment LLC	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	334	333	—	334
WBZ Investment LLC	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	171	170	—	171
WBZ Investment LLC	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	41	41	—	41
						2,478	2,467	0.3	2,478
Life Sciences Tools & Services
Unchained Labs, LLC#	Senior loan	L + 5.50%	(a)	6.50%	08/2027	367	359	—	359
Unchained Labs, LLC(5)	Senior loan	L + 5.50%		N/A(6)	08/2027	—	(1)	—	(1)
Unchained Labs, LLC(5)	Senior loan	L + 5.50%		N/A(6)	08/2027	—	(9)	—	(9)
						367	349	—	349

Machinery
Bad Boy Mowers Acquisition, LLC#	Senior loan	L + 4.25%	(a)	5.00%	03/2028	794	792	0.1	794
Blackbird Purchaser, Inc. ~	Senior loan	L + 4.50%	(c)(e)	4.63%	04/2026	5,008	4,944	0.7	5,016
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(c)	4.63%	04/2024	64	62	—	63
Chase Industries, Inc.	Senior loan	L + 7.00%	(c)	6.50% cash/1.50% PIK	05/2025	1,956	1,938	0.2	1,565
Chase Industries, Inc.	Senior loan	L + 7.00%	(d)	6.50% cash/1.50% PIK	05/2025	339	336	—	271
Chase Industries, Inc.	Senior loan	L + 7.00%	(c)	6.50% cash/1.50% PIK	05/2023	146	145	—	110
Time Manufacturing Acquisition, LLC#	Senior loan	L + 5.00%	(c)	6.00%	02/2023	275	275	—	275
						8,582	8,492	1.0	8,094
Marine
Veson Nautical LLC~	One stop	L + 5.25%	(c)	6.25%	11/2025	3,869	3,837	0.5	3,869
Veson Nautical LLC#	One stop	L + 5.25%	(c)	6.25%	11/2025	2,918	2,890	0.3	2,918
Veson Nautical LLC(5)	One stop	L + 5.25%		N/A(6)	11/2025	—	(1)	—	—
						6,787	6,726	0.8	6,787
Media
Triple Lift, Inc.#	One stop	L + 5.75%	(c)	6.50%	05/2028	2,129	2,089	0.3	2,129
Triple Lift, Inc.(5)	One stop	L + 5.75%		N/A(6)	05/2028	—	(1)	—	—
						2,129	2,088	0.3	2,129
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.#(7)(10)	One stop	L + 6.75%	(c)	7.75%	05/2025	5,623	5,551	0.7	5,623
3ES Innovation, Inc.(5)(7)(10)	One stop	L + 6.75%		N/A(6)	05/2025	—	(1)	—	—
Drilling Info Holdings, Inc.#~	Senior loan	L + 4.50%	(a)	4.58%	07/2025	11,960	11,726	1.5	12,041
Drilling Info Holdings, Inc.#~	Senior loan	L + 4.25%	(a)	4.33%	07/2025	9,730	9,653	1.2	9,712
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(1)	—	(1)
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	07/2023	—	(2)	—	(1)
Project Power Buyer, LLC~	One stop	L + 6.00%	(c)	7.00%	05/2026	3,861	3,824	0.4	3,861
Project Power Buyer, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(1)	—	—
						31,174	30,749	3.8	31,235
Paper & Forest Products
Messenger, LLC~	One stop	L + 5.50%	(a)(e)	6.50%	08/2023	2,001	1,992	0.2	2,001
Messenger, LLC	One stop	L + 5.50%		N/A(6)	08/2023	—	—	—	—
						2,001	1,992	0.2	2,001
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.~	Senior loan	L + 5.00%	(a)	6.00%	02/2026	$4,829	$4,793	0.6%	$4,829
Amalthea Parent, Inc.#(7)(10)~	One stop	L + 5.00%	(a)	6.00%	03/2027	10,186	10,093	1.2	10,186
Amalthea Parent, Inc.(5)(7)(10)	One stop	L + 5.00%		N/A(6)	03/2027	—	(2)	—	—
Amalthea Parent, Inc.(5)(7)(10)	One stop	L + 5.00%		N/A(6)	03/2027	—	(18)	—	—
Spark Bidco Limited#(7)(8)(9)	Senior loan	SN + 4.75%	(l)	4.80%	08/2028	11,604	11,433	1.4	11,221
Spark Bidco Limited(7)(8)(9)	Senior loan	SN + 4.75%		N/A(6)	02/2028	—	—	—	—
Spark Bidco Limited(5)(7)(8)(9)	Senior loan	SN + 4.75%		N/A(6)	08/2028	—	(32)	—	(32)
						26,619	26,267	3.2	26,204
Professional Services
IG Investments Holdings, LLC#	One stop	L + 6.00%	(c)	6.75%	09/2028	2,804	2,748	0.3	2,748
IG Investments Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2027	—	(1)	—	(1)
Net Health Acquisition Corp.#	One stop	L + 5.75%	(c)	6.75%	12/2025	1,465	1,452	0.2	1,465
Net Health Acquisition Corp.~	One stop	L + 5.75%	(c)	6.75%	12/2025	858	847	0.1	858
Net Health Acquisition Corp.~	One stop	L + 5.75%	(c)	6.75%	12/2025	738	729	0.1	738
Net Health Acquisition Corp.~	One stop	L + 5.75%	(c)	6.75%	12/2025	463	458	0.1	463
Net Health Acquisition Corp.~	One stop	L + 5.75%	(c)	6.75%	12/2025	110	108	—	110
Net Health Acquisition Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(2)	—	—
Nexus Brands Group, Inc.~	One stop	L + 5.75%	(c)	6.75%	11/2023	583	580	0.1	583
Nexus Brands Group, Inc.~	One stop	L + 5.75%	(c)	6.75%	11/2023	507	504	0.1	507
Nexus Brands Group, Inc.~	One stop	L + 5.75%	(c)	6.75%	11/2023	290	289	—	290
Nexus Brands Group, Inc.~	One stop	L + 5.75%	(c)	6.75%	11/2023	210	209	—	210
Nexus Brands Group, Inc.	One stop	L + 5.75%	(a)	6.75%	11/2023	80	80	—	80
Nexus Brands Group, Inc.~	One stop	L + 5.75%	(c)	6.75%	11/2023	79	79	—	79
Nexus Brands Group, Inc.~	One stop	L + 5.75%	(c)	6.75%	11/2023	50	50	—	50
Nexus Brands Group, Inc.	One stop	L + 5.75%	(b)	6.75%	11/2023	46	46	—	46
Nexus Brands Group, Inc.	One stop	L + 5.75%	(c)	6.75%	11/2023	40	40	—	40
Nexus Brands Group, Inc.	One stop	L + 5.75%	(c)	6.75%	11/2023	11	10	—	11
Nexus Brands Group, Inc.(5)	One stop	L + 5.75%		N/A(6)	11/2023	—	(3)	—	—
PlanSource Holdings, Inc. #	One stop	L + 6.25%	(c)	7.25%	04/2025	2,818	2,800	0.4	2,818
PlanSource Holdings, Inc.	One stop	L + 6.25%	(c)	7.25%	04/2025	41	41	—	41
						11,193	11,064	1.4	11,136

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
MRI Software LLC#~	One stop	L + 5.50%	(d)	6.50%	02/2026	$14,830	$14,742	1.8%	$14,830
MRI Software LLC~	One stop	L + 5.50%	(d)	6.50%	02/2026	2,118	2,074	0.3	2,118
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	—
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	—
MRI Software LLC	One stop	L + 5.50%		N/A(6)	02/2026	—	—	—	—
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(6)	—	—
Property Brands, Inc.#	One stop	L + 5.75%	(c)	6.75%	07/2025	9,535	9,442	1.2	9,439
Property Brands, Inc.~	One stop	L + 5.75%	(c)	6.75%	07/2025	2,751	2,731	0.4	2,723
Property Brands, Inc.~	One stop	L + 5.75%	(c)	6.75%	07/2025	2,569	2,533	0.3	2,544
Property Brands, Inc.~	One stop	L + 5.75%	(c)	6.75%	07/2025	1,111	1,103	0.2	1,100
Property Brands, Inc.	One stop	L + 5.75%	(d)	6.75%	07/2025	906	900	0.1	897
Property Brands, Inc.	One stop	L + 5.75%	(d)	6.75%	07/2025	391	388	—	387
Property Brands, Inc.	One stop	L + 5.75%	(c)	6.75%	07/2025	332	330	—	329
Property Brands, Inc.	One stop	L + 5.75%	(d)	6.75%	07/2025	331	328	—	328
Property Brands, Inc.	One stop	L + 5.75%	(c)	6.75%	07/2025	261	259	—	258
Property Brands, Inc.	One stop	L + 5.75%	(d)	6.75%	07/2025	138	137	—	136
Property Brands, Inc.(5)	One stop	L + 5.75%		N/A(6)	07/2025	—	(1)	—	(1)
Property Brands, Inc.(5)	One stop	L + 5.75%		N/A(6)	07/2025	—	(163)	—	(167)
RPL Bidco Limited(7)(8)(9)	One stop	SN + 5.75%	(l)	5.80%	08/2028	8,713	8,585	1.0	8,359
RPL Bidco Limited(7)(8)(9)	One stop	SN + 5.75%		N/A(6)	02/2028	—	—	—	—
						43,986	43,378	5.3	43,280
Road & Rail
Gruden Acquisition, Inc#	One stop	L + 5.50%	(c)	6.50%	07/2028	972	949	0.1	948
Gruden Acquisition, Inc(5)	One stop	L + 5.50%		N/A(6)	07/2026	—	(1)	—	(1)
Gruden Acquisition, Inc(5)	One stop	L + 5.50%		N/A(6)	07/2028	—	(9)	—	(9)
Internet Truckstop Group LLC~	One stop	L + 5.75%	(c)	6.75%	04/2025	7,955	7,814	1.0	7,955
Internet Truckstop Group LLC#	One stop	L + 5.75%	(c)	6.75%	04/2025	3,498	3,452	0.4	3,498
Internet Truckstop Group LLC(5)	One stop	L + 5.75%		N/A(6)	04/2025	—	(2)	—	—
						12,425	12,203	1.5	12,391

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Appfire Technologies, LLC#~	One stop	L + 5.50%	(c)	6.50%	03/2027	$13,328	$13,150	1.6%	$13,328
Appfire Technologies, LLC	One stop	L + 5.50%	(c)	6.50%	03/2027	20	19	—	20
Appfire Technologies, LLC	One stop	L + 5.50%		N/A(6)	03/2027	—	—	—	—
Appfire Technologies, LLC(5)	One stop	L + 5.50%		N/A(6)	03/2027	—	(6)	—	—
Apptio, Inc. #	One stop	L + 7.25%	(c)	8.25%	01/2025	12,605	12,467	1.5	12,605
Apptio, Inc.	One stop	L + 7.25%	(c)	8.25%	01/2025	38	37	—	38
Aras Corporation#	One stop	L + 7.00%	(c)	4.25% cash/3.75% PIK	04/2027	3,985	3,948	0.5	3,992
Aras Corporation(5)	One stop	L + 6.50%		N/A(6)	04/2027	—	(1)	—	(2)
Aras Corporation(5)	One stop	L + 3.25%		N/A(6)	04/2027	—	(5)	—	1
Auvik Networks Inc.#(7)(10)	One stop	L + 5.75%	(c)	4.00% cash/2.75% PIK	07/2027	2,943	2,915	0.4	2,914
Auvik Networks Inc.(5)(7)(10)	One stop	L + 5.50%		N/A(6)	07/2027	—	(1)	—	(1)
Axiom Merger Sub Inc.	One stop	L + 6.00%	(c)(d)	7.00%	04/2026	1,141	1,126	0.1	1,141
Axiom Merger Sub Inc.#	One stop	L + 6.00%	(c)	7.00%	04/2026	981	972	0.1	981
Axiom Merger Sub Inc.(7)(8)	One stop	E + 6.25%	(f)	6.25%	04/2026	476	469	0.1	489
Axiom Merger Sub Inc.(5)	One stop	L + 6.00%		N/A(6)	04/2026	—	(1)	—	—
Axiom Merger Sub Inc.(5)	One stop	L + 6.00%		N/A(6)	04/2026	—	(2)	—	—
Azul Systems, Inc.~	Senior loan	L + 4.50%	(c)	5.50%	04/2027	9,492	9,417	1.2	9,497
Azul Systems, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(1)	—	—
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(c)	5.25%	07/2026	572	567	0.1	569
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.25%	07/2026	203	201	—	202
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(c)	5.25%	07/2026	152	150	—	151
Bearcat Buyer, Inc.	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Beqom North America, Inc.#	One stop	L + 7.50%	(c)(d)	7.00% cash/1.50% PIK	06/2026	364	362	—	383
Beqom North America, Inc.	One stop	L + 6.00%		N/A(6)	06/2026	—	—	—	1
Bullhorn, Inc.#~	One stop	L + 5.75%	(c)	6.75%	09/2026	13,409	13,214	1.6	13,412
Bullhorn, Inc.(7)(8)	One stop	L + 6.00%	(g)	6.08%	09/2026	2,392	2,358	0.3	2,624
Bullhorn, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2026	1,470	1,449	0.2	1,470
Bullhorn, Inc.#(7)(8)	One stop	E + 5.75%	(f)	5.75%	09/2026	961	947	0.1	1,009
Bullhorn, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2026	659	649	0.1	659
Bullhorn, Inc.~	One stop	L + 5.75%	(c)	6.75%	09/2026	603	591	0.1	604
Bullhorn, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2026	525	518	0.1	525
Bullhorn, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(4)	—	—
Burning Glass Intermediate Holdings Company, Inc.#	One stop	L + 5.00%	(a)	6.00%	06/2028	3,844	3,771	0.5	3,848
Burning Glass Intermediate Holdings Company, Inc.(5)	One stop	L + 5.00%		N/A(6)	06/2026	—	(2)	—	(1)
Calabrio, Inc. #	One stop	L + 7.00%	(c)	8.00%	04/2027	21,174	20,881	2.6	21,174
Calabrio, Inc.(5)	One stop	L + 7.00%		N/A(6)	04/2027	—	(4)	—	—
Cloudbees, Inc.	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	850	843	0.1	850
Cloudbees, Inc.#	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	706	697	0.1	706
Cloudbees, Inc.	One stop	L + 9.00%	(a)	9.50% cash/0.50% PIK	05/2023	499	498	0.1	499
Cloudbees, Inc.	One stop	L + 8.50%		N/A(6)	05/2023	—	—	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Cybergrants Holdings, LLC#	One stop	L + 6.50%	(c)	7.25%	09/2027	$24,690	$24,324	3.0%	$24,443
Cybergrants Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	09/2027	—	(3)	—	(2)
Cybergrants Holdings, LLC(5)	One stop	L + 5.75%		N/A(6)	09/2027	—	(18)	—	(18)
Digital Guardian, Inc.	One stop	L + 9.50%	(c)	7.50% cash/3.00% PIK	06/2023	1,750	1,745	0.2	1,869
Digital Guardian, Inc.	Subordinated debt	N/A		8.00% PIK	06/2023	2	1	—	2
Digital Guardian, Inc.	One stop	L + 5.00%		N/A(6)	06/2023	—	—	—	1
Diligent Corporation#~	One stop	L + 6.25%	(c)	7.25%	08/2025	27,772	27,505	3.5	27,937
Diligent Corporation#	One stop	L + 5.75%	(c)	6.75%	08/2025	2,358	2,337	0.3	2,333
Diligent Corporation	One stop	L + 6.25%	(c)	7.25%	08/2025	434	395	0.1	436
Diligent Corporation(5)	One stop	L + 6.25%		N/A(6)	08/2025	—	(6)	—	5
Diligent Corporation(5)	One stop	L + 6.25%		N/A(6)	08/2025	—	(37)	—	9
FirstUp, Inc#	One stop	L + 6.75%	(c)	4.25% cash/3.50% PIK	07/2027	3,199	3,168	0.4	3,167
FirstUp, Inc(5)	One stop	L + 6.25%		N/A(6)	07/2027	—	(1)	—	(1)
Gainsight, Inc.#	One stop	L + 6.25%	(c)	7.00%	07/2027	3,086	3,033	0.4	3,032
Gainsight, Inc.(5)	One stop	L + 6.25%		N/A(6)	07/2027	—	(2)	—	(2)
GS Acquisitionco, Inc.#~	One stop	L + 5.75%	(d)	6.75%	05/2026	15,403	15,265	1.9	15,403
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.75%	05/2026	4,337	4,298	0.6	4,337
GS Acquisitionco, Inc.#	One stop	L + 5.75%	(d)	6.75%	05/2026	3,934	3,914	0.5	3,934
GS Acquisitionco, Inc.~	One stop	L + 5.75%	(c)	6.75%	05/2026	2,768	2,727	0.3	2,768
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.75%	05/2026	1,593	1,579	0.2	1,593
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.75%	05/2026	1,135	1,125	0.1	1,135
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.75%	05/2026	1,047	1,038	0.1	1,047
GS Acquisitionco, Inc.	One stop	L + 5.75%	(d)	6.75%	05/2026	656	650	0.1	656
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)(d)	6.75%	05/2026	128	127	—	128
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)	6.75%	05/2026	71	70	—	71
GS Acquisitionco, Inc.(5)	One stop	L + 5.75%		N/A(6)	05/2026	—	(1)	—	—
GS Acquisitionco, Inc.(5)	One stop	L + 5.75%		N/A(6)	05/2026	—	(1)	—	—
ICIMS, Inc.#	One stop	L + 6.50%	(c)	7.50%	09/2024	3,240	3,209	0.4	3,240
ICIMS, Inc.#	One stop	L + 6.50%	(c)	7.50%	09/2024	1,065	1,059	0.1	1,065
ICIMS, Inc.#	One stop	L + 6.50%	(c)	7.50%	09/2024	621	616	0.1	621
ICIMS, Inc.	One stop	L + 6.50%	(c)	7.50%	09/2024	44	44	—	44
Impartner, Inc.#	One stop	L + 9.50%	(c)	9.30% cash/2.00% PIK	08/2025	1,179	1,173	0.2	1,224
Impartner, Inc.	One stop	L + 9.50%	(c)	9.30% cash/2.00% PIK	08/2025	93	92	—	97
Impartner, Inc.	One stop	L + 7.50%		N/A(6)	08/2025	—	—	—	4
Impartner, Inc.	One stop	L + 7.50%		N/A(6)	08/2025	—	—	—	—
Instructure, Inc.#	One stop	L + 5.50%	(a)	6.50%	03/2026	18,220	17,990	2.2	18,220
Instructure, Inc.(5)	One stop	L + 5.50%		N/A(6)	03/2026	—	(1)	—	—
Juvare, LLC~	One stop	L + 5.75%	(c)	6.75%	10/2026	3,012	2,980	0.4	2,974
Juvare, LLC	One stop	P + 4.75%	(c)(e)	6.75%	10/2026	695	688	0.1	686
Juvare, LLC(5)	One stop	L + 5.75%		N/A(6)	04/2026	—	(1)	—	(1)
Juvare, LLC(5)	One stop	L + 5.75%		N/A(6)	10/2026	—	(11)	—	(11)
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Kaseya Traverse Inc#	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	$14,998	$14,819	1.8%	$14,735
Kaseya Traverse Inc#	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	6,127	6,022	0.7	6,020
Kaseya Traverse Inc	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	1,759	1,745	0.2	1,728
Kaseya Traverse Inc	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	05/2025	1,439	1,420	0.2	1,414
Kaseya Traverse Inc(5)	One stop	L + 6.50%		N/A(6)	05/2025	—	(1)	—	(3)
Kaseya Traverse Inc(5)	One stop	L + 4.00%		N/A(6)	05/2025	—	(50)	—	(51)
Mindbody, Inc.	One stop	L + 8.50%	(d)	8.00% cash/1.50% PIK	02/2025	11,930	11,864	1.5	11,945
Mindbody, Inc.(5)	One stop	L + 8.00%		N/A(6)	02/2025	—	(1)	—	(2)
Mindbody, Inc.	One stop	L + 7.00%		N/A(6)	02/2025	—	—	—	2
Ministry Brands, LLC#	Senior loan	L + 4.00%	(a)	5.00%	12/2022	490	487	0.1	490
Ministry Brands, LLC#	Senior loan	L + 4.00%	(a)	5.00%	12/2022	231	229	—	231
Ministry Brands, LLC#	Senior loan	L + 4.00%	(a)	5.00%	12/2022	220	219	—	220
Ministry Brands, LLC	Senior loan	L + 4.00%	(a)	5.00%	12/2022	129	129	—	129
Ministry Brands, LLC#	Senior loan	L + 4.00%	(a)	5.00%	12/2022	126	126	—	126
mParticle, Inc.#	One stop	L + 10.25%	(c)	7.50% cash/3.75% PIK	09/2025	1,946	1,925	0.2	1,946
mParticle, Inc.	One stop	L + 10.25%	(c)	11.25%	09/2025	—	—	—	—
Namely, Inc.#	One stop	L + 8.50%	(c)	8.25% cash/2.25% PIK	06/2024	2,148	2,046	0.3	2,148
Namely, Inc.	One stop	L + 8.50%	(c)	8.25% cash/2.25% PIK	06/2024	809	774	0.1	809
Namely, Inc.	One stop	L + 7.50%	(a)	8.25% cash/1.25% PIK	06/2024	36	35	—	36
Neo Bidco GMBH#(7)(8)(12)	One stop	E + 6.00%	(f)	6.00%	07/2028	3,016	2,973	0.4	2,955
Neo Bidco GMBH(7)(8)(12)	One stop	E + 6.00%		N/A(6)	01/2028	—	—	—	—
PDI TA Holdings, Inc.#~	One stop	L + 4.50%	(c)	5.50%	10/2024	3,365	3,338	0.4	3,365
PDI TA Holdings, Inc.#	Second lien	L + 8.50%	(c)	9.50%	10/2025	1,356	1,339	0.2	1,356
PDI TA Holdings, Inc.#	One stop	L + 4.50%	(d)	5.50%	10/2024	276	273	—	276
PDI TA Holdings, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2024	153	150	—	153
PDI TA Holdings, Inc.	Second lien	L + 8.50%	(c)	9.50%	10/2025	82	81	—	82
Personify, Inc.~	One stop	L + 5.25%	(c)	6.25%	09/2024	3,253	3,238	0.4	3,253
Personify, Inc.~	One stop	L + 5.25%	(c)	6.25%	09/2024	1,960	1,944	0.2	1,960
Personify, Inc.	One stop	L + 5.25%		N/A(6)	09/2024	—	—	—	—
Pluralsight, LLC#	One stop	L + 8.00%	(c)	9.00%	03/2027	9,346	9,259	1.1	9,346
Pluralsight, LLC(5)	One stop	L + 8.00%		N/A(6)	03/2027	—	(1)	—	—
ProcessUnity Holdings, LLC#	One stop	L + 6.00%	(d)	6.75%	09/2028	1,793	1,775	0.2	1,775
ProcessUnity Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(1)	—	(1)
ProcessUnity Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(4)	—	(4)
Pyramid Healthcare Acquisition Corp.#	One stop	L + 4.75%	(c)	5.75%	05/2027	7,320	7,251	0.9	7,320
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(c)	5.75%	05/2027	63	39	—	63
Pyramid Healthcare Acquisition Corp.(5)	One stop	L + 4.75%		N/A(6)	05/2027	—	(2)	—	—
RegEd Aquireco, LLC~	Senior loan	L + 4.25%	(a)	5.25%	12/2024	1,205	1,199	0.1	1,145
RegEd Aquireco, LLC	Senior loan	P + 3.25%	(a)(e)	4.27%	12/2024	72	71	—	65
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Rodeo Buyer Company & Absorb Software Inc.#	One stop	L + 6.25%	(c)	7.25%	05/2027	$1,760	$1,743	0.2%	$1,760
Rodeo Buyer Company & Absorb Software Inc.(5)	One stop	L + 6.25%		N/A(6)	05/2027	—	(1)	—	—
SnapLogic, Inc.	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	1,087	1,083	0.1	1,059
SnapLogic, Inc.#	One stop	L + 3.25%	(b)	5.75%	09/2024	473	460	0.1	464
SnapLogic, Inc.#(5)	One stop	L + 8.75%	(c)	5.75% cash/5.50% PIK	09/2024	3	(1)	—	3
SnapLogic, Inc.	One stop	L + 3.25%		N/A(6)	09/2024	—	—	—	—
SnapLogic, Inc.(5)	One stop	L + 3.25%		N/A(6)	09/2024	—	(2)	—	(9)
Sontatype, Inc.#	One stop	L + 6.75%	(c)	7.75%	12/2025	12,912	12,822	1.6	12,912
Sontatype, Inc.(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(2)	—	—
Spartan Buyer Acquisition Co.#	One stop	L + 6.25%	(c)	7.25%	12/2026	12,675	12,538	1.5	12,548
Spartan Buyer Acquisition Co.#	One stop	L + 6.25%	(c)	7.25%	12/2026	814	798	0.1	806
Spartan Buyer Acquisition Co.(5)	One stop	L + 6.25%		N/A(6)	12/2026	—	(3)	—	(2)
Telesoft Holdings LLC#~	One stop	L + 5.75%	(c)	6.75%	12/2025	20,956	20,622	2.6	20,956
Telesoft Holdings LLC(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(4)	—	—
TI Intermediate Holdings, LLC~	Senior loan	L + 4.50%	(a)	4.58%	12/2024	812	808	0.1	810
TI Intermediate Holdings, LLC#	Senior loan	L + 4.50%	(a)	5.50%	12/2024	218	213	—	220
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	5.50%	12/2024	102	100	—	103
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	4.58%	12/2024	8	7	—	8
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	1,940	1,918	0.3	1,941
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(a)	7.25%	03/2025	1,283	1,273	0.2	1,284
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	496	490	0.1	496
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	474	468	0.1	474
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	469	464	0.1	469
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	437	432	0.1	437
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	401	396	—	401
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	7.25%	03/2025	308	301	—	308
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	300	297	—	301
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	200	198	—	200
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	181	179	—	181
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	84	83	—	84
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	82	81	—	82
Togetherwork Holdings, LLC	One stop	L + 6.25%	(a)	7.25%	03/2024	35	34	—	35
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	17	17	—	17
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(a)	7.25%	03/2025	16	16	—	16
Transact Holdings, Inc.#	Senior loan	L + 4.75%	(a)	4.83%	04/2026	750	742	0.1	744
Trintech, Inc.~	One stop	L + 6.00%	(c)	7.00%	12/2024	2,071	2,057	0.3	2,071
Trintech, Inc.~	One stop	L + 6.00%	(c)	7.00%	12/2024	1,030	1,023	0.2	1,030
Trintech, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2024	50	49	—	50
Vector CS Midco Limited & Cloudsense Ltd.(7)(8)(9)	One stop	L + 8.05%	(g)	5.30% cash/3.55% PIK	05/2024	2,061	2,051	0.2	1,804
Vector CS Midco Limited & Cloudsense Ltd.(7)(8)(9)	One stop	L + 8.05%	(g)	5.30% cash/3.55% PIK	05/2024	68	68	—	60
Vendavo, Inc.#	One stop	L + 5.75%	(c)	6.50%	09/2027	8,415	8,342	1.0	8,341
Vendavo, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2027	—	(1)	—	(1)
Workforce Software, LLC#	One stop	L + 6.50%	(c)	7.50%	07/2025	11,068	10,904	1.4	11,068
Workforce Software, LLC#	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	07/2025	1,962	1,944	0.2	1,962
Workforce Software, LLC	One stop	L + 6.50%	(c)	7.50%	07/2025	47	46	—	47
						377,637	373,022	46.3	376,706

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
2nd Ave. LLC#	One stop	L + 6.50%	(a)	7.50%	09/2025	$1,366	$1,357	0.2%	$1,366
2nd Ave. LLC	One stop	L + 6.50%		N/A(6)	09/2025	—	—	—	—
Consilio Midco Limited#(7)(10)	One stop	L + 5.75%	(d)	6.75%	05/2028	4,528	4,442	0.6	4,483
Consilio Midco Limited(5)(7)(10)	One stop	L + 5.75%		N/A(6)	05/2028	—	(2)	—	(1)
Consilio Midco Limited(5)(7)(10)	One stop	L + 5.75%		N/A(6)	05/2028	—	(16)	—	(17)
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	1,850	1,833	0.3	1,836
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	1,610	1,595	0.2	1,598
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	1,524	1,516	0.2	1,512
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	1,450	1,440	0.2	1,439
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	1,110	1,104	0.2	1,101
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	1,072	1,062	0.2	1,064
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	877	873	0.2	871
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	869	861	0.2	862
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	799	791	0.1	793
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	748	744	0.1	743
Imperial Optical Midco Inc.#	One stop	L + 5.75%	(a)	6.75%	08/2023	649	644	0.1	644
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	642	636	0.1	637
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	618	615	0.1	614
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	601	595	0.1	597
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	599	596	0.1	594
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	564	559	0.1	560
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	557	552	0.1	553
Imperial Optical Midco Inc.	One stop	L + 5.75%	(c)	6.75%	08/2023	531	526	0.1	527
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	487	485	0.1	484
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	445	443	0.1	442
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	445	440	0.1	441
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	444	441	0.1	440
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	418	409	0.1	415
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	410	406	—	407
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	406	402	—	403
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	383	381	—	381
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	377	373	—	374
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	374	370	—	371
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	352	348	—	350
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	348	346	—	345
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	$341	$338	—%	$339
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	322	318	—	319
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	313	311	—	310
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	288	287	—	286
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	259	256	—	257
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	253	248	—	251
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	252	251	—	250
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	248	246	—	246
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	245	243	—	244
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	245	243	—	243
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	194	193	—	193
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	194	192	—	192
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	190	189	—	189
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	178	176	—	177
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	176	174	—	175
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	175	173	—	173
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	172	170	—	170
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	163	161	—	162
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	159	158	—	158
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	153	151	—	151
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	150	149	—	149
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	148	147	—	146
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	148	146	—	146
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	147	145	—	145
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	145	143	—	144
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	140	138	—	139
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	138	137	—	137
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	126	124	—	125
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	122	121	—	121
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	116	115	—	115
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	108	107	—	107
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	104	103	—	103
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	100	99	—	99
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	97	96	—	96
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	96	95	—	95
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	95	95	—	94
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	$91	$90	—%	$90
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	89	89	—	89
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	85	84	—	84
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	85	84	—	84
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	80	79	—	79
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	78	77	—	78
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	72	71	—	72
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	69	68	—	68
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	68	67	—	67
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	67	66	—	67
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	62	61	—	61
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	59	58	—	59
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	58	57	—	57
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	56	56	—	56
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	55	54	—	54
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	55	55	—	55
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	54	53	—	54
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	52	52	—	52
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	51	50	—	50
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	49	49	—	49
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	44	44	—	44
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	44	44	—	44
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	42	42	—	42
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	42	42	—	42
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	42	42	—	42
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	41	40	—	40
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	37	36	—	36
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	32	32	—	32
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	31	31	—	31
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	31	31	—	31
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	25	25	—	25
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	25	25	—	25
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	24	24	—	24
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	24	23	—	24
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	24	24	—	24
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	23	23	—	23
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	22	22	—	22
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	21	21	—	21
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	17	17	—	17
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	17	17	—	17
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	15	15	—	15
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	15	15	—	15
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	13	13	—	13
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	12	12	—	12
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	$12	$12	—%	$12
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	11	11	—	11
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	10	10	—	10
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	9	9	—	9
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	9	9	—	9
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	8	8	—	8
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	8	8	—	8
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	6	6	—	6
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	5	5	—	5
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	4	4	—	4
Imperial Optical Midco Inc.	One stop	L + 5.75%	(a)	6.75%	08/2023	3	3	—	3
Imperial Optical Midco Inc.	One stop	L + 5.75%		N/A(6)	08/2023	—	—	—	—
Imperial Optical Midco Inc.(5)	One stop	L + 5.75%		N/A(6)	08/2023	—	(30)	—	(24)
Jet Equipment & Tools Ltd.(7)(8)(10)	One stop	C + 5.25%	(j)	6.25%	11/2024	4,213	4,186	0.6	4,344
Jet Equipment & Tools Ltd.(7)(10)~	One stop	L + 5.25%	(a)	6.25%	11/2024	3,321	3,303	0.5	3,319
Jet Equipment & Tools Ltd.#(7)(8)(10)	One stop	C + 5.50%	(j)	6.50%	11/2024	1,307	1,297	0.2	1,367
Jet Equipment & Tools Ltd.(7)(10)~	One stop	L + 5.25%	(a)	6.25%	11/2024	1,021	1,015	0.2	1,020
Jet Equipment & Tools Ltd.(7)(10)~	One stop	L + 5.25%	(a)	6.25%	11/2024	393	390	—	392
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.25%	(a)	6.25%	11/2024	75	75	—	75
Jet Equipment & Tools Ltd.(7)(8)(10)	One stop	C + 5.25%	(j)(k)	6.25%	11/2024	64	63	—	63
PPV Intermediate Holdings II, LLC~	One stop	L + 5.50%	(a)	6.50%	05/2023	1,683	1,683	0.3	1,683
PPV Intermediate Holdings II, LLC	One stop	L + 5.50%	(a)	6.50%	05/2023	1,140	1,130	0.2	1,140
PPV Intermediate Holdings II, LLC	One stop	L + 5.50%	(a)	6.50%	05/2023	863	856	0.2	863
PPV Intermediate Holdings II, LLC	One stop	L + 5.50%	(a)	6.50%	05/2023	843	836	0.1	843
PPV Intermediate Holdings II, LLC~	One stop	L + 5.50%	(a)	6.50%	05/2023	402	398	—	402
PPV Intermediate Holdings II, LLC~	One stop	L + 5.50%	(a)	6.50%	05/2023	370	367	—	370
PPV Intermediate Holdings II, LLC~	One stop	L + 5.50%	(a)	6.50%	05/2023	357	354	—	357
PPV Intermediate Holdings II, LLC~	One stop	L + 5.50%	(a)	6.50%	05/2023	346	346	—	346
PPV Intermediate Holdings II, LLC~	One stop	L + 5.50%	(a)	6.50%	05/2023	321	319	—	321
PPV Intermediate Holdings II, LLC	One stop	L + 5.50%	(a)	6.50%	05/2023	269	267	—	269
PPV Intermediate Holdings II, LLC~	One stop	L + 5.50%	(a)	6.50%	05/2023	268	265	—	268
PPV Intermediate Holdings II, LLC~	One stop	L + 5.50%	(a)	6.50%	05/2023	254	252	—	254
PPV Intermediate Holdings II, LLC~	One stop	L + 5.50%	(a)	6.50%	05/2023	206	206	0.1	206
PPV Intermediate Holdings II, LLC~	One stop	L + 5.50%	(a)	6.50%	05/2023	183	181	—	183
PPV Intermediate Holdings II, LLC~	One stop	L + 5.50%	(a)	6.50%	05/2023	149	145	—	149
PPV Intermediate Holdings II, LLC	One stop	P + 4.50%	(e)	7.75%	05/2023	145	144	0.1	145
PPV Intermediate Holdings II, LLC~	One stop	L + 5.50%	(a)	6.50%	05/2023	45	44	—	45
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	9	9	—	9
PPV Intermediate Holdings II, LLC(5)	One stop	L + 5.50%		N/A(6)	05/2023	—	(60)	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC~	One stop	L + 4.75%	(c)	5.75%	10/2024	980	975	0.2	980
Sola Franchise, LLC and Sola Salon Studios, LLC~	One stop	L + 4.75%	(c)	5.75%	10/2024	663	660	0.1	663
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 4.75%	(c)	5.75%	10/2024	40	40	—	40
Titan Fitness, LLC#	One stop	L + 6.75%	(b)(c)	5.75% cash/2.00% PIK	02/2025	6,684	6,629	0.8	6,013
Titan Fitness, LLC	One stop	L + 6.75%	(c)	5.75% cash/2.00% PIK	02/2025	789	783	0.1	710
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Titan Fitness, LLC	One stop	L + 6.75%	(c)	5.75% cash/2.00% PIK	02/2025	$240	$238	—%	$215
Vermont Aus Pty Ltd(7)(8)(11)	Senior loan	A + 4.75%	(i)	4.82%	02/2025	439	434	0.1	461
Vermont Aus Pty Ltd#(7)(8)(11)	Senior loan	A + 4.00%	(i)	4.07%	02/2025	230	226	—	210
Vermont Aus Pty Ltd(7)(8)(11)	Senior loan	A + 4.75%	(i)	4.82%	02/2025	32	30	—	37
						64,430	63,776	7.8	63,534
Textiles, Apparel and Luxury Goods
Dollfus Mieg Company, Inc.#(7)(9)	One stop	L + 6.00%	(c)	6.50%	03/2028	393	388	0.1	393
Dollfus Mieg Company, Inc.#(7)(9)	One stop	L + 6.00%	(c)	6.50%	03/2028	196	193	—	196
Dollfus Mieg Company, Inc.#(7)(9)	One stop	L + 6.00%	(c)	6.50%	03/2028	172	170	—	172
Dollfus Mieg Company, Inc.(5)(7)(8)(9)	One stop	E + 6.00%		N/A(6)	03/2028	—	(10)	—	—
						761	741	0.1	761
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.#	One stop	L + 5.50%	(c)	6.25%	06/2028	1,384	1,357	0.2	1,384
Marcone Yellowstone Buyer Inc.(5)	One stop	L + 5.50%		N/A(6)	06/2028	—	(62)	—	—
						1,384	1,295	0.2	1,384
Water Utilities
S.J. Electro Systems, Inc.#	Senior loan	L + 4.50%	(c)	5.50%	06/2027	2,170	2,149	0.3	2,170
S.J. Electro Systems, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	06/2027	—	(30)	—	—
S.J. Electro Systems, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	06/2027	—	(2)	—	—
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%	(c)	5.50%	11/2026	144	133	—	133
Vessco Midco Holdings, LLC#	Senior loan	L + 4.50%	(c)	5.50%	11/2026	89	88	—	88
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%		N/A(6)	10/2026	—	—	—	—
						2,403	2,338	0.3	2,391

Total debt investments						$1,408,751	$1,391,430	171.8%	$1,398,911

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A	N/A	—	$320	0.1%	$320
MOP GM Holding, LLC	LP units	N/A	N/A	N/A	—	130	0.1	217
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	N/A	—	93	—	161
						543	0.2	698
Biotechnology
BIO18 Borrower, LLC(16)	Preferred stock	N/A	N/A	N/A	141	246	0.1	663

Chemicals
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	34	—	23

Commercial Services and Supplies
North Haven Stack Buyer, LLC	LLC units	N/A	N/A	N/A	156	157	0.1	157

Diversified Consumer Services
CHHJ Franchising, LLC(16)	LLC units	N/A	N/A	N/A	8	79	—	98
EWC Growth Partners LLC	LLC interest	N/A	N/A	N/A	—	25	—	2
Liminex, Inc.	Common Stock	N/A	N/A	N/A	5	176	—	306
						280	—	406
Electronic Equipment, Instruments, and Components
ES Acquisition LLC	LP interest	N/A	N/A	N/A	—	6	0.1	444

Food & Staples Retailing
Captain D's, LLC	LLC interest	N/A	N/A	N/A	15	15	—	72
Mendocino Farms, LLC	Common Stock	N/A	N/A	N/A	59	257	0.1	585
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A	N/A	6	61	—	24
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A	N/A	—	4	—	8
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	103	103	—	130
Wood Fired Holding Corp.	Common Stock	N/A	N/A	N/A	103	—	—	167
Zenput Inc.	Preferred stock	N/A	N/A	N/A	57	158	—	165
						598	0.1	1,151
Food Products
Borrower R365 Holdings, LLC	Preferred stock	N/A	N/A	N/A	30	40	—	45
FCID Merger Sub, Inc.	Common Stock	N/A	N/A	N/A	1	130	—	141
Kodiak Cakes, LLC	Common Stock	N/A	N/A	N/A	—	112	—	112
Kodiak Cakes, LLC	LLC units	N/A	N/A	N/A	76	76	—	76
Louisiana Fish Fry Products, Ltd.	Common Stock	N/A	N/A	N/A	—	212	0.1	212
						570	0.1	586

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Equipment & Supplies
Aspen Medical Products, LLC	LP interest	N/A	N/A	N/A	—	$17	—%	$32
Blue River Pet Care, LLC	Common Stock	N/A	N/A	N/A	—	207	0.1	425
CCSL Holdings, LLC	LP interest	N/A	N/A	N/A	—	125	—	128
CMI Parent Inc.	Common Stock	N/A	N/A	N/A	—	492	0.1	584
CMI Parent Inc.	Common Stock	N/A	N/A	N/A	5	5	—	137
						846	0.2	1,306
Health Care Providers & Services
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	LLC units	N/A	N/A	N/A	41	41	—	53
CRH Healthcare Purchaser, Inc.(16)	LP interest	N/A	N/A	N/A	102	50	—	183
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	445	0.1	547
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	192	—	275
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	3
Emerge Intermediate, Inc.	LLC units	N/A	N/A	N/A	—	165	—	167
Emerge Intermediate, Inc.	LLC units	N/A	N/A	N/A	—	10	—	12
Emerge Intermediate, Inc.	LLC units	N/A	N/A	N/A	2	2	—	—
Encorevet Group LLC	Common Stock	N/A	N/A	N/A	2	223	—	371
Encorevet Group LLC	LLC units	N/A	N/A	N/A	1	118	—	196
Krueger-Gilbert Health Physics, LLC	Common Stock	N/A	N/A	N/A	52	54	—	73
MD Now Holdings, Inc.	LLC interest	N/A	N/A	N/A	3	23	—	55
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	254	0.1	254
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A	N/A	—	13	—	16
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A	N/A	3	—	—	83
NDX Parent, LLC	Common Stock	N/A	N/A	N/A	—	106	—	106
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(7)(8)(10)	Common Stock	N/A	N/A	N/A	—	117	0.1	127
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	—	16	—	22
Summit Behavioral Healthcare, LLC	LLC interest	N/A	N/A	N/A	—	—	—	38
						1,829	0.3	2,581
Health Care Technology
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	1	596	0.2	856
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	—	340	—	382
Caliper Software, Inc.	Preferred stock	N/A	N/A	N/A	—	210	—	224
Caliper Software, Inc.	Common Stock	N/A	N/A	N/A	42	—	—	197
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	26	26	—	53
HSI Halo Acquisition, Inc.	LP interest	N/A	N/A	N/A	—	75	—	71
HSI Halo Acquisition, Inc.	LP interest	N/A	N/A	N/A	—	—	—	—
						1,247	0.2	1,783

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants and Leisure
Freddy's Frozen Custard LLC	LP interest	N/A	N/A	N/A	81	$81	—%	$117
Harri US LLC	Warrant	N/A	N/A	N/A	8	46	—	46
SSRG Holdings, LLC	LP interest	N/A	N/A	N/A	40	399	0.1	492
Tropical Smoothie Cafe Holdings, LLC(16)	LP interest	N/A	N/A	N/A	2	191	—	348
						717	0.1	1,003
Household Durables
Groundworks LLC(16)	LLC interest	N/A	N/A	N/A	—	53	—	141

Insurance
Majesco	LP interest	N/A	N/A	N/A	—	124	—	135
Majesco	LP interest	N/A	N/A	N/A	28	—	—	67
Orchid Underwriters Agency, LLC(16)	LP interest	N/A	N/A	N/A	22	22	—	23
						146	—	225

IT Services
Appriss Health Intermediate Holdings, Inc	Preferred stock	N/A	N/A	N/A	1	787	0.1	847
Appriss Holdings, Inc.	Preferred stock	N/A	N/A	N/A	—	52	—	70
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	217	170	0.2	1,661
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	57	156	0.1	436
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	13	108	—	111
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Warrant	N/A	N/A	N/A	75	59	0.1	532
Episerver, Inc.	Common Stock	N/A	N/A	N/A	17	173	—	214
Kentik Technologies, Inc.	Preferred stock	N/A	N/A	N/A	83	475	0.1	475
PCS Intermediate II Holdings, LLC	LLC interest	N/A	N/A	N/A	13	126	—	160
Red Dawn SEI Buyer, Inc.	LP interest	N/A	N/A	N/A	219	219	—	349
Saturn Borrower Inc.	LP units	N/A	N/A	N/A	139	139	—	104
						2,464	0.6	4,959
Leisure Products
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	15	24	—	21
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	10	16	—	14
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	9	13	—	12
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	8	12	—	10
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	3	5	—	4
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	—	—	—	—
						70	—	61
Pharmaceuticals
Amalthea Parent, Inc.(7)(10)	LP interest	N/A	N/A	N/A	199	200	—	358

Professional Services
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	1	133	—	190
Nexus Brands Group, Inc.	LP interest	N/A	N/A	N/A	—	49	—	170
						182	—	360
Real Estate Management & Development
Property Brands, Inc.	Common Stock	N/A	N/A	N/A	11	60	—	53

Road & Rail
Internet Truckstop Group LLC	LP interest	N/A	N/A	N/A	146	146	—	164

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Aras Corporation	Preferred stock	N/A	N/A	N/A	—	$396	0.1%	$428
Aras Corporation	LP interest	N/A	N/A	N/A	121	121	—	132
Astute Holdings, Inc.	LP interest	N/A	N/A	N/A	—	83	—	151
Auvik Networks Inc.(7)(10)	Preferred stock	N/A	N/A	N/A	11	111	—	111
Calabrio, Inc.	LP interest	N/A	N/A	N/A	—	306	0.1	306
Calabrio, Inc.	LP interest	N/A	N/A	N/A	38	—	—	—
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	15	93	—	137
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	27	40	—	186
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	72	87	—	106
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	25	43	—	52
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	15	27	—	32
Digital Guardian, Inc.	Preferred stock	N/A	N/A	N/A	14	25	—	29
Digital Guardian, Inc.	Warrant	N/A	N/A	N/A	25	4	—	—
Diligent Corporation	Preferred stock	N/A	N/A	N/A	7	6,499	0.9	7,046
FirstUp, Inc	Common Stock	N/A	N/A	N/A	84	205	—	205
GS Acquisitionco, Inc.	Preferred stock	N/A	N/A	N/A	9	9,247	1.2	9,451
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	—	26	—	212
MetricStream, Inc.	Warrant	N/A	N/A	N/A	44	67	—	51
mParticle, Inc.	Preferred stock	N/A	N/A	N/A	65	426	0.1	426
mParticle, Inc.	Warrant	N/A	N/A	N/A	28	6	—	154
Namely, Inc.	Warrant	N/A	N/A	N/A	24	163	—	167
Namely, Inc.	Warrant	N/A	N/A	N/A	8	14	—	10
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	Warrant	N/A	N/A	N/A	2	6	—	14
Personify, Inc.	LP interest	N/A	N/A	N/A	163	171	0.1	287
Pyramid Healthcare Acquisition Corp.	Common Stock	N/A	N/A	N/A	73	73	—	86
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	—	73	—	37
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	1	—	—	—
SnapLogic, Inc.	Preferred stock	N/A	N/A	N/A	66	164	—	375
SnapLogic, Inc.	Warrant	N/A	N/A	N/A	25	18	—	98
Spartan Buyer Acquisition Co.	Common Stock	N/A	N/A	N/A	—	252	—	289
Telesoft Holdings LLC	LP interest	N/A	N/A	N/A	131	131	—	125
						18,877	2.5	20,703
Specialty Retail
2nd Ave. LLC	LP interest	N/A	N/A	N/A	157	157	—	387
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A	N/A	—	110	—	130
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A	N/A	—	42	—	48
Jet Equipment & Tools Ltd.(7)(8)(10)	LLC interest	N/A	N/A	N/A	—	173	0.1	665
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	113	113	0.1	259
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC interest	N/A	N/A	N/A	1	130	—	270
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC interest	N/A	N/A	N/A	—	26	—	58
						751	0.2	1,817
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles, Apparel and Luxury Goods
MakerSights, Inc.	Preferred stock	N/A	N/A	N/A	16	$85	—%	$90

Total equity investments						$30,107	4.8%	$39,732

Total investments					$1,408,751	$1,421,537	176.6%	$1,438,643

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.00% (17)			$11,829	1.5%	$11,829
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (CUSIP 61747C707)			0.03%(17)			5,464	0.7	5,464
Total money market funds						$17,293	2.2%	$17,293

Total investments and money market funds						$1,438,830	178.8%	$1,455,936
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

#	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 8).
~	Denotes that all or a portion of the loan secures the notes offered in the 2021 Debt Securitization (as defined in Note 8).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars or U.K. pound sterling (‘‘GBP’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Sterling Overnight Index Average ("SONIA" or "SN"), Australian Interbank Rate ("AUD" or "A"), Canadian Bankers Acceptance Rate ("CDOR" or "C"), or Secured Overnight Financing Rate ("SOFR" or "SF") which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2021. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2021, which was the last business day of the period on which the applicable index was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2021, as the loan may have priced or repriced based on an index rate prior to September 30, 2021.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.08% as of September 30, 2021.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 0.11% as of September 30, 2021.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.13% as of September 30, 2021.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 0.16% as of September 30, 2021.
(e) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.25% as of September 30, 2021.
(f) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.56% as of September 30, 2021.
(g) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.08% as of September 30, 2021.
(h) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.17% as of September 30, 2021.
(i) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.07% as of September 30, 2021.
(j) Denotes that all or a portion of the loan was indexed to the 30-day Canadian Bankers Acceptances Rate, which was 0.43% as of September 30, 2021.
(k) Denotes that all or a portion of the loan was indexed to the 90-day Canadian Bankers Acceptances Rate, which was 0.45% as of September 30, 2021.
(l) Denotes that all or a portion of the loan was indexed to the Sterling Overnight Index Average, which was 0.05%, as of September 30, 2021.
(m) Denotes that all or a portion of the loan was indexed to the Secured Overnight Financing Rate, which was 0.05%, as of September 30, 2021.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2021.
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
(6)The entire commitment was unfunded as of September 30, 2021. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2021, total non-qualifying assets at fair value represented 11.9% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(13)The headquarters of this portfolio company is located in the Netherlands.
(14)Equity investments are non-income producing securities unless otherwise noted.
(15)Ownership of certain equity investments occurs through a holding company or partnership.
(16)The Company holds an equity investment that entitles it to receive preferential dividends.
(17)The rate shown is the annualized seven-day yield as of September 30, 2021.

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
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to LIBOR denominated in U.S. dollars or GBP, EURIBOR, or Prime which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over LIBOR, EURIBOR, or Prime and the weighted average current interest rate in effect as of September 30, 2020. Certain investments are subject to a LIBOR, EURIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2020, which was the last business day of the period on which LIBOR or EURIBOR was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2020, as the loan may have priced or repriced based on an index rate prior to September 30, 2020.
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

Consolidation: As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, GBDC 3 Holdings LLC (“GBDC 3 Holdings”), GBDC 3 Funding LLC (“GBDC 3 Funding”), Golub Capital BDC 3 CLO 1 Depositor LLC (“2021 CLO Depositor”) and Golub Capital BDC 3 CLO 1 LLC (“2021 Issuer”), in its consolidated financial statements.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the years ended September 30, 2021, 2020, and 2019, interest income included $5,229, $3,327, and $1,348, respectively, of accretion of discounts. For the years ended September 30, 2021, 2020, and 2019, the Company received loan origination fees of $11,467, $6,508, and $7,180, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2021, 2020, and 2019, the Company capitalized PIK interest of $2,589, $1,746, and $334, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the years ended September 30, 2021, 2020, and 2019, fee income included $1,183, $280, and $122, respectively, of prepayment premiums, which fees are non-recurring.

For the years ended September 30, 2021, 2020, and 2019, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $71,566, $58,134, and $27,976, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the years ended September 30, 2021, 2020, and 2019, the Company recorded dividend income of $254, $4, and $102, respectively, and return of capital distributions of $437, $0, and $0, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2021 and 2020, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2021, 2020, and 2019, the Company did not incur U.S. federal excise tax.

Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated
Statement of Operations.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2021. The Company's tax returns for the 2018 through 2020 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2021 and 2020, the Company had deferred debt issuance costs of $2,699 and $1,191, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the years ended September 30, 2021, 2020, and 2019 was $1,969, $1,192, and $712, respectively.

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

As of September 30, 2021 and 2020, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of September 30, 2021		As of September 30, 2020
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$1,096,503	$767,878	$921,786	$507,353

As of September 30, 2021 and 2020, the ratio of total contributed capital to total capital subscriptions was 70.0% and 55.0%, respectively, and the Company had uncalled capital commitments of $328,625 and $414,433, respectively. During the year ended September 30, 2021, undrawn subscriptions totaling $6,389 expired pursuant to the terms of the respective Subscription Agreements. Effective January 1, 2021, the Company entered into an agreement to repurchase shares of common stock and, as a result, canceled subscriptions totaling $100 of which $91 were undrawn. Effective June 30, 2021, the Company entered into an agreement to repurchase shares of common stock and, as a result, canceled subscriptions totaling $150 of which $117 were undrawn.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the shares of GBDC 3 common stock issued for the years ended September 30, 2021, 2020 and 2019.

	Date	Shares Issued	NAV ($) per share	Proceeds ($)

Shares issued for the year ended September 30, 2019
Issuance of shares	10/15/18	659,020.644	15.00	9,885
Issuance of shares	10/26/18	988,531.000	15.00	14,828
Issuance of shares	11/26/18	988,531.000	15.00	14,828
Issuance of shares	12/17/18	2,306,572.356	15.00	34,599
Issuance of shares	03/18/19	1,344,241.361	15.00	20,163
Issuance of shares	04/01/19	1,344,241.361	15.00	20,164
Issuance of shares	05/03/19	1,722,278.305	15.00	25,834
Issuance of shares	05/31/19	1,377,822.695	15.00	20,667
Issuance of shares	06/14/19	1,360,489.362	15.00	20,408
Issuance of shares	07/12/19	1,733,778.300	15.00	26,008
Issuance of shares	08/19/19	1,387,022.700	15.00	20,805
Issuance of shares	09/09/19	1,387,022.700	15.00	20,805
Shares issued for capital drawdowns		16,599,551.784		248,994
Issuance of shares(1)	11/27/18	49,178.285	15.00	738
Issuance of shares(1)	12/28/18	53,153.132	15.00	797
Issuance of shares(1)	02/27/19	64,472.390	15.00	967
Issuance of shares(1)	05/24/19	64,642.391	15.00	970
Issuance of shares(1)	07/26/19	168,566.100	15.00	2,528
Issuance of shares(1)	09/27/19	80,123.196	15.00	1,201
Shares issued through DRIP		480,135.494		7,201

Shares issued for the year ended September 30, 2020
Issuance of shares	10/14/19	1,900,611.629	15.00	28,509
Issuance of shares	11/18/19	1,900,611.629	15.00	28,509
Issuance of shares	12/19/19	2,660,856.371	15.00	39,913
Issuance of shares	03/30/20	3,205,196.000	15.00	48,078
Issuance of shares	09/11/20	1,868,112.564	14.68	27,429	(2)
Shares issued for capital drawdowns		11,535,388.193		172,438
Issuance of shares(1)	11/26/19	185,724.541	15.00	2,786
Issuance of shares(1)	12/27/19	173,246.102	15.00	2,599
Issuance of shares(1)	02/26/20	170,062.979	15.00	2,551
Issuance of shares(1)	05/22/20	123,254.899	13.64	1,681	(2)
Issuance of shares(1)	07/24/20	89,404.010	14.68	1,312	(2)
Issuance of shares(1)	08/21/20	217,078.831	14.68	3,187	(2)
Shares issued through DRIP		958,771.362		14,116

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Date	Shares Issued	NAV ($) per share	Proceeds ($)
Shares issued for the year ended September 30, 2021
Issuance of shares	01/22/21	1,820,560.056	15.00	27,308
Issuance of shares	03/08/21	1,820,560.056	15.00	27,309
Issuance of shares	05/17/21	1,870,328.048	15.00	28,055
Issuance of shares	06/25/21	2,119,629.752	15.00	31,795
Issuance of shares	08/05/21	2,214,324.943	15.00	33,215
Issuance of shares	08/20/21	3,236,270.606	15.00	48,544
Issuance of shares	09/24/21	4,289,455.051	15.00	64,341
Shares issued for capital drawdowns		17,371,128.512		260,567
Issuance of shares(1)	12/18/20	431,254.910	14.97	6,455	(2)
Issuance of shares(1)	03/11/21	117,853.968	15.00	1,767
Issuance of shares(1)	05/25/21	449,711.990	15.00	6,745
Issuance of shares(1)	07/26/21	438,408.120	15.00	6,576
Issuance of shares(1)	09/27/21	103,287.089	15.00	1,550
Shares issued through DRIP		1,540,516.077		23,093

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

For the years ended September 30, 2021, 2020, and 2019, the base management fees incurred by the Company were $15,123, $11,077, and $4,861, respectively, and the base management fees irrevocably waived by the Investment Adviser were $4,124, $3,021, and $1,326, respectively.

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

For the years ended September 30, 2021, 2020, and 2019, the Income Incentive Fee incurred was $8,737, $5,071, and $3,595, respectively.

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

For the years ended September 30, 2021, 2020, and 2019, the Income Incentive Fee irrevocably waived by the Investment Adviser was $647, $808, and $640, respectively.

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

For the years ended September 30, 2021, 2020 and 2019, the accrual (reversal) for the capital gain incentive fee under GAAP was $2,855, $(883), and $666, respectively. For the years ended September 30, 2021, 2020, and 2019, the accrual (reversal) for the capital gain incentive fee waiver under GAAP was $714, $(221), and $166, respectively.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of September 30, 2021 and September 30, 2020. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to December 31, 2020.

As of September 30, 2021, there was $2,141 accrued for the capital gain incentive fee (net of waiver) under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2020, there was no accrual for the capital gain incentive fee (net of waiver) under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the years ended September 30, 2021, 2020, and 2019, the Company deposited $2,469, $1,273, and $670, respectively, into the Escrow Account.

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

As of September 30, 2021 and 2020, included in accounts payable and accrued expenses is $544 and $328, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2021, 2020, and 2019 were $997, $821, and $707, respectively. As of September 30, 2021 and 2020, included in accounts payable and accrued expenses were $332 and $237, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. On October 1, 2018, GCOP LLC, entered into an additional Subscription Agreement for $10,000. On January 1, 2020, GCOP LLC, entered into an additional Subscription Agreement for $13,000. As of September 30, 2021, GCOP LLC has an aggregate commitment of $23,011. As of September 30, 2021, the Company has issued 1,216,844.554 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $18,238 and has also issued 115,015.092 shares to GCOP LLC through the DRIP.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of September 30, 2021, the Company has issued 1,834,523.315 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27,500.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of September 30, 2021, permits the Company to borrow a maximum of $40,000 and expires on September 29, 2023. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

On May 24, 2021, the Company and the Investment Adviser entered into a placement agent agreement with an unaffiliated third party for the placement of shares of the Company's common stock. The Company is not responsible for any fees associated with the transaction, as the Investment Adviser is covering all fees payable under the agreement.

Note 5.    Investments

Investments as of September 30, 2021 and 2020 consisted of the following:

	As of September 30, 2021			As of September 30, 2020
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$260,043	$257,252	$257,585	$178,191	$176,117	$175,635
One stop	1,137,277	1,122,954	1,130,203	710,463	701,468	695,156
Second lien	11,429	11,223	11,121	4,806	4,734	4,805
Subordinated debt	2	1	2	37	36	46
Equity	N/A	30,107	39,732	N/A	9,140	11,209
Total	$1,408,751	$1,421,537	$1,438,643	$893,497	$891,495	$886,851

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

	As of September 30, 2021		As of September 30, 2020
Amortized Cost:
United States
Mid-Atlantic	$292,620	20.6%	$231,185	25.9%
Midwest	226,505	16.0	163,767	18.4
Northeast	106,145	7.5	51,446	5.8
Southeast	262,162	18.4	175,793	19.7
Southwest	109,469	7.7	99,900	11.2
West	261,940	18.4	144,013	16.1
Canada	57,907	4.1	12,810	1.4
United Kingdom	72,299	5.1	2,038	0.2
Australia	690	0.0 *	462	0.1
Luxembourg	10,550	0.7	7,626	0.9
Netherlands	21,250	1.5	—	—
Andorra	—	—	2,455	0.3
Total	$1,421,537	100.0%	$891,495	100.0%
Fair Value:
United States
Mid-Atlantic	$295,867	20.6%	$232,216	26.2%
Midwest	228,579	15.9	161,171	18.2
Northeast	107,755	7.5	51,231	5.8
Southeast	264,651	18.4	173,860	19.6
Southwest	110,617	7.7	98,257	11.1
West	268,308	18.7	145,224	16.4
Canada	59,331	4.1	12,969	1.4
United Kingdom	71,205	4.9	2,029	0.2
Australia	708	0.0 *	490	0.0 *
Luxembourg	10,290	0.7	7,020	0.8
Netherlands	21,332	1.5	—	—
Andorra	—	—	2,384	0.3
Total	$1,438,643	100.0%	$886,851	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2021 and September 30, 2020 were as follows:

	As of September 30, 2021			As of September 30, 2020
Amortized Cost:
Airlines	$7,577	0.5%		$7,626	0.9%
Auto Components	5,082	0.4		666	0.1
Automobiles	53,686	3.8		10,291	1.2
Beverages	12,365	0.9		5,289	0.6
Biotechnology	5,380	0.4		3,702	0.4
Chemicals	24,517	1.7		3,286	0.4
Commercial Services and Supplies	30,262	2.1		31,478	3.5
Communications Equipment	4,897	0.3		—	—
Containers and Packaging	7,565	0.5		4,264	0.5
Distributors	1,265	0.1		—	—
Diversified Consumer Services	46,301	3.3		2,587	0.3
Diversified Financial Services	6,421	0.5		20,926	2.3
Diversified Telecommunication Services	633	0.0	*	—	—
Electronic Equipment, Instruments and Components	37,768	2.6		19,900	2.2
Food and Staples Retailing	7,983	0.6		7,241	0.8
Food Products	43,855	3.1		435	0.0 *
Healthcare Equipment and Supplies	41,546	2.9		26,339	3.0
Healthcare Providers and Services	135,670	9.5		57,621	6.5
Healthcare Technology	58,107	4.1		55,722	6.3
Hotels, Restaurants and Leisure	50,830	3.6		60,943	6.8
Household Durables	1,819	0.1		1,666	0.2
Household Products	1,660	0.1		1,224	0.1
Industrial Conglomerates	7,287	0.5		1,611	0.2
Insurance	90,082	6.3		37,600	4.2
Internet and Catalog Retail	12,323	0.9		2,360	0.3
IT Services	119,338	8.4		101,354	11.4
Leisure Products	2,537	0.2		2,486	0.3
Life Sciences Tools & Services	349	0.0	*	—	—
Machinery	8,492	0.6		7,221	0.8
Marine	6,726	0.5		—	—
Media	2,088	0.1		—	—
Oil, Gas and Consumable Fuels	30,749	2.2		28,604	3.2
Paper and Forest Products	1,992	0.1		2,016	0.2
Pharmaceuticals	26,467	1.9		4,834	0.5
Professional Services	11,246	0.8		6,280	0.7
Real Estate Management and Development	43,438	3.0		25,013	2.8
Road and Rail	12,349	0.9		8,030	0.9
Software	391,899	27.6		291,706	32.7
Specialty Retail	64,527	4.5		48,408	5.4
Textiles, Apparel and Luxury Goods	826	0.1		2,766	0.3
Trading Companies and Distributors	1,295	0.1		—	—
Water Utilities	2,338	0.2		—	—
Total	$1,421,537	100.0%		$891,495	100.0%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2021			As of September 30, 2020
Fair Value:
Airlines	$7,335	0.5%		$7,020	0.8%
Auto Components	5,113	0.4		655	0.1
Automobiles	54,050	3.8		10,547	1.2
Beverages	12,394	0.9		5,162	0.6
Biotechnology	5,793	0.4		3,885	0.4
Chemicals	24,607	1.7		3,105	0.3
Commercial Services and Supplies	30,558	2.1		30,473	3.4
Communications Equipment	4,883	0.3		—	—
Containers and Packaging	7,643	0.5		4,233	0.5
Distributors	1,265	0.1		—	—
Diversified Consumer Services	46,947	3.3		2,525	0.3
Diversified Financial Services	6,486	0.5		20,991	2.4
Diversified Telecommunications Services	644	0.0	*	—	—
Electronic Equipment, Instruments and Components	38,285	2.7		20,374	2.3
Food and Staples Retailing	8,594	0.6		6,882	0.8
Food Products	44,265	3.1		403	0.0 *
Healthcare Equipment and Supplies	42,041	2.9		26,171	2.9
Healthcare Providers and Services	135,583	9.4		57,068	6.4
Healthcare Technology	59,146	4.1		55,131	6.2
Hotels, Restaurants and Leisure	51,154	3.6		58,146	6.6
Household Durables	1,941	0.1		1,701	0.2
Household Products	1,670	0.1		1,233	0.1
Industrial Conglomerates	7,376	0.5		1,583	0.2
Insurance	91,339	6.3		37,869	4.3
Internet and Catalog Retail	12,449	0.9		2,258	0.2
IT Services	122,616	8.5		101,140	11.4
Leisure Products	2,539	0.2		2,239	0.3
Life Sciences Tools & Services	349	0.0	*	—	—
Machinery	8,094	0.6		6,675	0.8
Marine	6,787	0.5		—	—
Media	2,129	0.1		—	—
Oil, Gas and Consumable Fuels	31,235	2.2		28,077	3.2
Paper and Forest Products	2,001	0.1		1,927	0.2
Pharmaceuticals	26,562	1.8		4,878	0.6
Professional Services	11,496	0.8		6,238	0.7
Real Estate Management and Development	43,333	3.0		24,361	2.7
Road and Rail	12,555	0.9		8,166	0.9
Software	397,409	27.6		294,066	33.2
Specialty Retail	65,351	4.5		48,880	5.5
Textiles, Apparel and Luxury Goods	851	0.1		2,789	0.3
Trading Companies and Distributors	1,384	0.1		—	—
Water Utilities	2,391	0.2		—	—
Total	$1,438,643	100.0%		$886,851	100.0%

*	Represents an amount less than 0.1%

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

The outstanding forward currency contracts as of September 30, 2021 and September 30, 2020 were as follows:

As of September 30, 2021
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	$—	$(169)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	269	—
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	—	(149)
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	—	(156)
Macquarie Bank Limited	€2,985	EUR	$3,740	USD	6/14/2024	178	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	23	—
Macquarie Bank Limited	£4,500	GBP	$6,182	USD	8/27/2024	127	—
Macquarie Bank Limited	£15,000	GBP	$20,258	USD	9/30/2024	75	—
Macquarie Bank Limited	£16,290	GBP	$21,848	USD	9/30/2024	—	(68)
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	183	—
						$855	$(542)

As of September 30, 2020
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	$152	$—
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	43	—
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	—	(77)
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	—	(70)
						$195	$(147)

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

The following table is intended to provide additional information about the effect of the forward foreign currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of September 30, 2021 and September 30, 2020.

As of September 30, 2021
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$855	$(542)	$313	$—	$313

As of September 30, 2020
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$195	$(147)	$48	$—	$48

(1)In some instances, the actual collateral pledged may be more than the amount shown due to overcollateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

The impact of derivative transactions for the years ended September 30, 2021, 2020 and 2019 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	For the year ended September 30,
	2021	2020	2019
Foreign exchange	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	For the year ended September 30,
	2021	2020	2019
Foreign exchange	$265	$(192)	$240

The following table is a summary of the average outstanding daily volume for forward currency contracts for the years ended September 30, 2021, 2020 and 2019:

Average U.S. Dollar notional outstanding	For the year ended September 30,
	2021	2020	2019(1)
Forward currency contracts	$21,948	$12,406	$10,676

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

(1) Based on ending daily U.S. Dollar notional exposure for the period from June 10, 2019 to September 30, 2019. The Company did not hold any derivative instruments prior to June 10, 2019.

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the years ended September 30, 2021 and 2020. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2021 and 2020, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2021 and 2020:

As of September 30, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,398,911	$1,398,911
Equity investments(1)	—	—	39,732	39,732
Money market funds(1)(2)	17,293	—	—	17,293
Forward currency contracts	—	855	—	855
Total assets, at fair value:	$17,293	$855	$1,438,643	$1,456,791
Liabilities, at fair value:
Forward currency contracts	$—	$(542)	$—	$(542)
Total liabilities, at fair value:	$—	$(542)	$—	$(542)

As of September 30, 2020	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$875,642	$875,642
Equity investments(1)	—	—	11,209	11,209
Money market funds(1)(2)	8,705	—	—	8,705
Forward currency contracts	—	195	—	195
Total assets, at fair value:	$8,705	$195	$886,851	$895,751
Liabilities, at fair value:
Forward currency contracts	$—	$(147)	$—	$(147)
Total liabilities, at fair value:	$—	$(147)	$—	$(147)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the years ended September 30, 2021 and 2020 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of September 30, 2021 and 2020 was $19,991 and $(9,899), respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2021 and 2020:

	For the year ended September 30, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$875,642	$11,209	$886,851
Net change in unrealized appreciation (depreciation) on investments	14,195	7,555	21,750
Realized gain (loss) on investments	40	1,390	1,430
Fundings of (proceeds from) revolving loans, net	(1,208)	—	(1,208)
Fundings of investments	800,406	23,293	823,699
PIK interest	2,589	—	2,589
Proceeds from principal payments and sales of portfolio investments	(297,982)	(3,715)	(301,697)
Accretion of discounts and amortization of premiums	5,229	—	5,229
Fair value, end of period	$1,398,911	$39,732	$1,438,643

	For the year ended September 30, 2020
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$610,195	$6,794	$616,989
Net change in unrealized appreciation (depreciation) on investments	(12,021)	1,390	(10,631)
Realized gain (loss) on investments	(892)	(101)	(993)
Fundings of (proceeds from) revolving loans, net	808	—	808
Fundings of investments	400,125	3,198	403,323
PIK interest	1,746	—	1,746
Proceeds from principal payments and sales of portfolio investments	(127,646)	(72)	(127,718)
Accretion of discounts and amortization of premiums	3,327	—	3,327
Fair value, end of period	$875,642	$11,209	$886,851

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2021 and 2020:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans	$256,841	Market rate approach	Market interest rate	2.5% - 15.5% (5.6%)
		Market comparable companies	EBITDA multiples	8.2x - 24.2x (16.6x)
	744	Market comparable companies	Broker/ Dealer bids or quotes	N/A
One stop loans(2)	$1,130,203	Market rate approach	Market interest rate	1.5% - 18.0% (7.2%)
		Market comparable companies	EBITDA multiples	7.0x - 27.0x (16.8x)
		Market comparable companies	Revenue multiples	2.0x - 18.5x (9.4x)
Subordinated debt and second lien loans(3)	$11,123	Market rate approach	Market interest rate	6.8% - 9.5% (9.1%)
		Market comparable companies	EBITDA multiples	13.0x - 23.6x (22.3x)
		Market comparable companies	Revenue multiples	3.4x
Equity(4)	$39,732	Market comparable companies	EBITDA multiples	6.9x - 26.0x (20.4x)
			Revenue multiples	3.4x - 20.5x (14.0x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)The Company valued $928,408 and $201,795 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(3)The Company valued $11,121 and $2 of subordinated debt and second lien loans using EBITDA and revenue multiples, respectively. All subordinated debt and second lien loans were also valued using the market rate approach.

(4)The Company valued $31,946 and $7,786 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of September 30, 2021 and 2020.

	As of September 30, 2021		As of September 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$700,439	$700,417	$380,791	$380,791

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of September 30, 2021, the Company’s asset coverage for borrowed amounts was 215.9%.

Debt Securitizations: On March 11, 2021, the Company completed a $398,900 term debt securitization (the “2021 Debt Securitization”). The notes offered in the 2021 Debt Securitization (the “2021 Notes”) were issued by the 2021 issuer, a subsidiary of the 2021 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The 2021 Notes offered in the 2021 Debt Securitization consist of $224,000 of AAA Class A 2021 Notes, which bear interest at the three-month LIBOR plus 1.60%; $28,000 of AA Class B 2021 Notes, which bear interest at the three-month LIBOR plus 1.85%; $36,000 of A Class C-1 2021 Notes, which bear interest at the three-month LIBOR plus 2.80%; $10,000 A Class C-2 2021 Notes, which bear interest at 3.91%; up to $28,000 of BBB- Class D 2021 Notes, which were unfunded on the closing date of the 2021 Debt Securitization and which, if funded, will bear interest at the three-month LIBOR plus a spread set in connection with the funding date but which in no event will be greater than 5.00% (the Class D 2021 Notes, together with the Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes and the Class C-2 2021 Notes are referred to as the "Secured 2021 Notes"); and approximately $100,900 of Subordinated 2021 Notes, which do not bear interest. The Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes, and the Class C-2 2021 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Class D 2021 Notes and Subordinated 2021 Notes. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the September 30, 2021 Consolidated Statement of Financial Condition as debt of the Company.

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

As of September 30, 2021, there were 77 portfolio companies with a total fair value of $392,435 securing the 2021 Notes. The pool of loans in the 2021 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2021 Debt Securitization were as follows:

	Years ended September 30,
	2021	2020	2019
Stated interest expense	$3,356	$—	$—
Amortization of debt issuance costs	225	—	—
Total interest expense	$3,581	$—	$—
Cash paid for interest expense	$2,088	$—	$—
Annualized average stated interest rate	2.0%	N/A	N/A
Average outstanding balance	$166,553	$—	$—

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2021, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and the Class C-2 2021 Notes were as follows:

Description	Class A 2021 Notes	Class B 2021 Notes	Class C-1 2021 Notes	Class C-2 2021 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$224,000	$28,000	$36,000	$10,000
S&P Rating	"AAA"	"AA"	"A"	"A"
Interest Rate	LIBOR + 1.60%	LIBOR + 1.85%	LIBOR + 2.80%	3.91%

Adviser Revolver: On October 2, 2017, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of October 2, 2020. On June 28, 2019, the Company and the Investment Adviser amended the Adviser Revolver to increase the borrowing capacity from $40,000 to $100,000. On August 15, 2019, the Company and the Investment Adviser entered into a second amendment to the Adviser Revolver to increase the borrowing capacity from $100,000 to $125,000. On October 28, 2019, the Company entered into a third amendment to the Adviser Revolver, which decreased the borrowing capacity from $125,000 to $40,000. On October 1, 2020, the Company entered into a fourth amendment to the Adviser Revolver, which extended the maturity date of the Adviser Revolver from October 2, 2020 to September 29, 2023. Other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of September 30, 2021 was 0.2%. As of September 30, 2021 and 2020, the Company had no outstanding debt under the Adviser Revolver.

For the years ended September 30, 2021, 2020 and 2019, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Years ended September 30,
	2021		2020	$2,019	2019
Stated interest expense	$—	*	$17		$373
Cash paid for interest expense	—	*	270		119
Annualized average stated interest rate	0.1%		1.7%		2.0%
Average outstanding balance	$28		$970		$18,810

* Represents an amount less than $1.

SMBC Revolver: On March 16, 2018, the Company entered into a revolving credit agreement with Sumitomo
Mitsui Banking Corporation, which, prior to its termination, allowed the Company to borrow up to $110,000 at anytime outstanding, subject to leverage and borrowing base restrictions (as amended, the “SMBC Revolver”). On
February 4, 2019, all outstanding borrowings under the SMBC Revolver were repaid, following which the SMBC
Revolver was terminated. Obligations under the SMBC Revolver would have otherwise matured on March 16, 2020.

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

For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, cash paid for interest and facility fees, annualized average interest rates and average outstanding balances for the SMBC Revolver were as follows:

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Years ended September 30,
	2021	2020	$2,019	2019
Stated interest expense	$—	$—		$1,393
Facility fees	—	—		21
Amortization of debt issuance costs	—	—		497
Total interest expense	$—	$—		$1,911
Cash paid for interest expense	$—	$—		$1,549
Annualized average stated interest rate	N/A	N/A		5.0%
Average outstanding balance	$—	$—		$27,797

SB Revolver: On February 4, 2019, the Company entered into a revolving credit agreement (as amended, the “SB Revolver”) with Signature Bank (“SB”), as administrative agent and a lender, which allowed the Company to borrow up to $175,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of February 4, 2021. On April 8, 2019, the Company entered into an amendment to the SB Revolver with SB which increased the borrowing capacity under the SB Revolver to $225,000 from $175,000. Other material terms of the SB Revolver were unchanged. On May 31, 2019, the Company amended the SB Revolver to permit borrowings in foreign currencies. On February 7, 2020, the Company entered into an amendment to the SB Revolver, which increased the borrowing capacity under the SB Revolver to $275,000 from $225,000, and increased the borrowing base against which the Company may borrow through April 7, 2020, after which the borrowing base reverts to the terms applicable to the Company prior to the February 7, 2020 amendment. On February 4, 2021, the Company entered into an amendment on the SB Revolver to, among other things, extend the stated maturity to February 4, 2022, amend the interest rate at which borrowings are made, at the Company's election, to either the one-, two- or three-month LIBOR plus 1.70% or the prime rate minus 1.20%, amend the non-usage fee to a rate of 0.25% per annum on the unused portion of the SB Revolver, amend the fee payable if the Company requests to extend the maturity date of the SB Revolver to 0.25% of the commitments under the SB Revolver as of the date the Company receives notice of such extension, including the fee payable in connection with the extension contemplated by the amendment executed on February 4, 2021, and amend the fee payable by the Company if the Company exercises its right to request an increase in the maximum commitments under the SB Revolver upon satisfaction of certain conditions to 0.25% of such increased or new commitment, with each of the extension and commitment fees subject to pro-ration in accordance with the terms of the SB Revolver. As of September 30, 2021, the Company could borrow up to $275,000.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2021 and 2020, the Company had outstanding debt under the SB Revolver of $246,433 and $230,484, respectively.

For the years ended September 30, 2021, 2020 and 2019, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the SB Revolver were as follows:

	Years ended September 30,
	2021	2020	2019
Stated interest expense	$3,873	$4,812	$3,707
Facility fees	149	89	57
Amortization of debt issuance costs	794	752	190
Total interest expense	$4,816	$5,653	$3,954
Cash paid for interest expense	$3,859	$5,002	$3,466
Annualized average stated interest rate	1.8%	2.4%	3.7%
Average outstanding balance	$213,460	$198,943	$101,405

DB Credit Facility: On September 10, 2019 (the “Effective Date”), the Company and GBDC 3 Funding, entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. The period during which GBDC 3 Funding may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through September 10, 2022 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default. On September 21, 2021, the Company entered into an amendment on the DB Credit Facility to, among other things, change the base rate under the DB Credit Facility for borrowings denominated in U.K. pound sterling from a LIBOR-based rate to the daily simple Sterling Overnight Index Average subject to certain adjustments. As of September 30, 2021, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $250,000, subject to leverage and borrowing base restrictions.

As of September 30, 2021, the DB Credit Facility bears interest at the applicable base rate plus 2.00% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling and(v) the three-month LIBOR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

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

As of September 30, 2021 and 2020, the Company had outstanding debt under the DB Credit Facility of $156,006 and $150,307, respectively.

For the years ended September 30, 2021, 2020 and 2019, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Years ended September 30,
	2021	2020	2019
Stated interest expense	$2,777	$5,185	$169
Facility fees	969	857	63
Amortization of debt issuance costs	951	440	25
Total interest expense	$4,697	$6,482	$257
Cash paid for interest expense	$4,026	$5,313	$—
Annualized average stated interest rate	2.2%	3.2%	4.2%
Average outstanding balance	$124,111	$162,513	$4,057

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

As of September 30, 2021 and 2020, the Company had no short-term borrowings. For the years ended September 30, 2021, 2020 and 2019, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for short-term borrowings were as follows:

	Years ended September 30,
	2021	2020	2019
Stated interest expense	$—	$155	$208
Cash paid for interest expense	—	251	111
Annualized average stated interest rate	N/A	4.9%	4.8%
Average outstanding balance	$—	$3,136	$4,283

For the years ended September 30, 2021, 2020 and 2019, the average total debt outstanding was $504,152, $365,561, and $156,352, respectively.

For the years ended September 30, 2021, 2020 and 2019, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 2.6%, 3.4% and 4.3%, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

A summary of the Company’s maturity requirements for borrowings as of September 30, 2021 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$246,433	$246,433	$—	$—	$—
DB Credit Facility	156,006	—	—	156,006	—
2021 Debt Securitization	298,000	—	—	—	298,000
Total borrowings	$700,439	$246,433	$—	$156,006	$298,000

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

The following permanent differences were reclassified among the components of net assets for the years ended September 30, 2021, 2020 and 2019:

	Years ended September 30,
	2021	2020		2019
Increase/(decrease) in Paid in Capital in Excess of Par	$(7)	$—	*	$—	*
Increase/(decrease) in Distributable Earnings (Losses)	$7	—	*	—	*

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2021, 2020 and 2019:

	Years ended September 30,
	2021	2020	2019
Net increase in net assets resulting from operations	$66,796	$25,546	$21,238
Net change in unrealized (appreciation) depreciation on investment transactions	(22,776)	10,867	(4,644)
Other income (loss) not currently taxable	1,409	(742)	(137)
Expenses not currently deductible	55	55	554
Other income for tax but not book	—	5	—
Other deductions/losses for tax not book	(119)	(191)	(16)
Other realized gain/loss differences	862	1,008	111
Capital loss carryforward	—	—	—	*
Taxable income before deductions for distributions	$46,227	$36,548	$17,106

*Represents an amount less than $1

The tax character of distributions paid during the years ended September 30, 2021, 2020 and 2019 were as follows:

	Years ended September 30,
	2021	2020	2019
Ordinary Income	$50,384	$32,322	$16,357
Long-Term Capital Gains	995	22	—
Return of Capital	2,290	—	—

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2021, 2020 and 2019 were as follows:

	Years ended September 30,
	2021	2020	2019
Undistributed ordinary income – tax basis	$(14)	$5,156	$917
Undistributed realized gains – tax basis	—	—	22
Net unrealized appreciation (depreciation) on investments	18,524	(4,682)	6,271
Other temporary differences	(15,339)	(830)	(7,209)
Total accumulated earnings (loss) – book basis	$3,171	$(356)	$1

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2021, the Company estimates that it will not have a capital loss carryforward available for use in subsequent tax years. Because of loss limitation rules of the Code, some of the tax basis capital losses may be limited in their use. The unused balance, if applicable, would be carried forward and utilized as gains are realized, subject to such limitations.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2021, the Company elected to defer $1,107 of ordinary losses. The Company did not elect to defer any short-term capital losses and long-term capital losses as of September 30, 2021. For the year ended September 30, 2020, the Company elected to defer $657 of long term capital losses. For the year ended September 30, 2019, the Company did not make an election to defer any portion of a post-October capital loss or late-year ordinary loss to subsequent fiscal years.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the tax year ended September 30, 2021, the Company estimates that distributions were in excess of taxable income and does not expect to carry forward excess taxable income for distribution into 2022.

As of September 30, 2021, the Federal tax cost of investments was $1,421,149 resulting in estimated gross unrealized gains and losses of $23,179 and $5,685, respectively.

Note 10. Commitments and Contingencies

Commitments: As of September 30, 2021, the Company had outstanding commitments to fund investments totaling $180,385, including $17,352 of commitments on undrawn revolvers. As of September 30, 2020, the Company had outstanding commitments to fund investments totaling $92,118, including $9,691 on undrawn revolvers. As described in Note 5, the Company had commitments of up to $109,375 to GBDC 3 SLF as of September 30, 2020, which were terminated on April 5, 2021, prior to GBDC 3 SLF commencing any operations.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of September 30, 2021, and September 30, 2020. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Financial Highlights

The financial highlights for the Company are as follows:

Per share data:(1)	Years ended September 30,
	2021	2020	2019	2018
Net asset value at beginning of period	$14.97	$15.00	$15.00	$15.00
Distributions declared:(2)
From net investment income	(1.52)	(0.86)	(1.42)	(1.47)
From capital gains	(0.03)	(0.00) ^	—	—
From return of capital	(0.07)	—	—	—
Net investment income	1.08	1.22	1.19	1.04
Net realized gain (loss) on investment transactions	0.01	(0.03)	0.01	—
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.56	(0.36)	0.22	0.43
Net asset value at end of period	$15.00	$14.97	$15.00	$15.00
Total return based on net asset value per share(4)	11.48%	5.78%	9.85%	10.26%
Number of common shares outstanding	54,297,683.237	35,388,849.466	22,894,689.911	5,815,002.633

	Years ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2021	2020	2019	2018
Ratio of net investment income to average net assets	7.22%	8.36%	7.93%	6.92%
Ratio of total expenses to average net assets	7.08%	6.71%	8.37%	8.21%
Ratio of management fee waiver to average net assets	(0.68)%	(0.68)%	(0.64)%	(0.53)%
Ratio of incentive fee waiver to average net assets	(0.22)%	(0.13)%	(0.39)%	(0.37)%
Ratio of net expenses to average net assets	6.18%	5.90%	7.34%	7.00%
Ratio of incentive fees to average net assets	1.91%	0.94%	2.06%	1.84%
Ratio of total expenses (without incentive fees) to average net assets	5.17%	5.77%	6.31%	6.37%
Total return based on average net asset value(5)	11.03%	5.71%	10.27%	11.32%
Net assets at end of period	$814,465	$529,617	$343,420	$87,225
Average debt outstanding	$504,152	$365,561	$156,352	$18,946
Average debt outstanding per share	$9.28	$10.33	$6.83	$3.26
Portfolio Turnover	27.55%	16.07%	5.84%	14.67%
Asset coverage ratio(6)	215.90%	238.66%	219.29%	248.76%
Asset coverage ratio per unit(7)	$2,159	$2,387	$2,193	$2,488
Average market value per unit (8):
SMBC Revolver	N/A	N/A	N/A	N/A
SB Revolver	N/A	N/A	N/A	N/A
DB Credit Facility	N/A	N/A	N/A	N/A
Adviser Revolver	N/A	N/A	N/A	N/A
2021 Debt Securitization	N/A	N/A	N/A	N/A
Other short-term borrowings	N/A	N/A	N/A	N/A

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

Note 12. Earnings Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the years ended September 30, 2021, 2020 and 2019:

	Years ended September 30,
	2021	2020	2019
Earnings available to stockholders	$66,796	$25,546	$21,238
Basic and diluted weighted average shares outstanding	40,394,338	30,664,150	13,815,588
Basic and diluted earnings per share	$1.65	$0.83	$1.54

Note 13. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the years ended September 30, 2021, 2020 and 2019:

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the year ended September 30, 2021
11/20/2020	12/15/2020	12/18/2020	35,388,849.466	$0.4200	$14,864
11/20/2020	01/28/2021	03/11/2021	37,640,060.105	0.1081	4,068
02/05/2021	02/25/2021	05/25/2021	37,640,060.105	0.1493	5,622
02/05/2021	03/26/2021	05/25/2021	39,578,474.129	0.2527	10,003
02/05/2021	04/29/2021	07/26/2021	39,578,474.129	0.1001	3,961
05/07/2021	05/28/2021	07/26/2021	41,898,514.167	0.1491	6,247
05/07/2021	06/25/2021	07/26/2021	44,018,143.919	0.1167	5,136
05/07/2021	07/19/2021	09/27/2021	44,015,937.428	0.0856	3,768
08/06/2021	08/30/2021	11/22/2021	49,904,941.097	0.1333	6,653
08/06/2021	09/20/2021	11/22/2021	49,904,941.097	0.1051	5,244
Total dividends declared for the year ended September 30, 2021					$65,566

For the year ended September 30, 2020
08/06/2019	10/18/2019	12/27/2019	24,795,301.540	$0.0974	$2,415
11/22/2019	11/28/2019	12/27/2019	26,881,637.710	0.1310	3,522
11/22/2019	12/20/2019	02/26/2020	29,542,494.081	0.1079	3,188
11/22/2019	01/21/2020	02/26/2020	29,715,740.183	0.0876	2,604
02/04/2020	02/25/2020	05/22/2020	29,715,740.183	0.1280	3,805
02/04/2020	04/29/2020	07/24/2020	33,090,999.162	0.0919	3,043
08/04/2020	08/20/2020	08/21/2020	33,303,658.070	0.2200	7,326
Total dividends declared for the year ended September 30, 2020					$25,903

For the year ended September 30, 2019
8/7/2018	10/17/2018	12/28/2018	6,474,023.277	$0.1025	$663
11/27/2018	11/28/2018	12/28/2018	8,500,263.562	0.1212	1,030
11/27/2018	12/26/2018	2/27/2019	10,806,835.918	0.0904	977
11/27/2018	1/21/2019	2/27/2019	10,859,989.050	0.1153	1,252
2/5/2019	2/26/2019	5/24/2019	10,859,989.050	0.0809	879
2/5/2019	3/27/2019	5/24/2019	12,268,702.801	0.1097	1,346
2/5/2019	4/29/2019	7/26/2019	13,612,944.162	0.0906	1,234
5/7/2019	5/17/2019	7/26/2019	15,335,222.467	0.1558	2,389
5/7/2019	6/14/2019	7/26/2019	18,138,176.915	0.1229	2,230
5/7/2019	7/19/2019	9/27/2019	19,871,955.215	0.1408	2,797
8/6/2019	8/13/2019	11/26/2019	21,427,544.016	0.1532	3,283
8/6/2019	9/20/2019	11/26/2019	22,814,566.716	0.1384	3,158
Total dividends declared for the year ended September 30, 2019					$21,238

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the Company’s distributions reinvested during the years ended September 30, 2021, 2020 and 2019 :

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the year ended September 30, 2021
December 18, 2020	431,254.910	$14.97	$6,455
March 11, 2021	117,853.968	15.00	1,767
May 25, 2021	449,711.990	15.00	6,745
July 26, 2021	438,408.120	15.00	6,576
September 27, 2021	103,287.089	15.00	1,550
	1,540,516.077		$23,093

For the year ended September 30, 2020
November 26, 2019	185,724.541	$15.00	$2,786
December 27, 2019	173,246.102	15.00	2,599
February 26, 2020	170,062.979	15.00	2,551
May 22, 2020	123,254.899	13.64	1,681
July 24, 2020	89,404.010	14.68	1,312
August 21, 2020	217,078.831	14.68	3,187
	958,771.362		$14,116

For the year ended September 30, 2019
November 27, 2018	49,178.285	$15.00	$738
December 28, 2018	53,153.132	15.00	797
February 27, 2019	64,472.390	15.00	967
May 24, 2019	64,642.391	15.00	970
July 26, 2019	168,566.100	15.00	2,528
September 27, 2019	80,123.196	15.00	1,201
	480,135.494		$7,201
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 14. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On October 1, 2021, the Company entered into subscription agreements with additional stockholders totaling $80,741 in the aggregate.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

On October 5, 2021, October 18, 2021 and December 10, 2021, the Company issued capital calls to stockholders that were due on October 15, 2021, October 28, 2021 and December 20, 2021, respectively. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	10/15/2021	2,133,529.599	$15.00	$32,003
Issuance of Shares	10/28/2021	9,104,398.823	$15.00	$136,566
Issuance of Shares	12/20/2021	2,154,764.294	$15.00	$32,321

On October 27, 2021, the Company entered into short-term borrowing agreements with Macquarie US Trading LLC to sell and repurchase at a later date investments totaling approximately $52,585.

On October 29, 2021, the Company entered into an amendment on the DB Credit Facility (the “DB Credit Facility Amendment”). The DB Credit Facility Amendment amended the DB Credit Facility to, among other things, increase the borrowing capacity up to an aggregate of $450,000 and extend the period during which the Company may request drawdowns from September 10, 2022 to March 10, 2023.

On August 6, 2021 and November 19, 2021, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 18, 2021	December 27, 2021	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2021 through October 31, 2021 per share
November 29, 2021	December 27, 2021	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period November 1, 2021 through November 30, 2021 per share
December 20, 2021	February 28, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period December 1, 2021 through December 31, 2021 per share
January 20, 2022	March 23, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2022 through January 31, 2022 per share

On November 19, 2021, the Company provided written notice to Signature Bank of their intent to reduce the maximum borrowings permitted under the SB Revolver to $180,000 from $275,000 at any one time outstanding, subject to leverage and borrowing base restrictions, effective as of November 26, 2021. The other terms of the SB Revolver were not changed.

On November 22, 2021, the Company issued 316,630.174 shares of common stock through the DRIP.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a). Evaluation of Controls and Procedures

As of September 30, 2021 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b) Management's Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 105
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
4.2	Description of securities*
10.1	Investment Advisory Agreement, dated as of September 29, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.2	Waiver Agreement, dated as of September 29, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.3	Administration Agreement, dated as of September 29, 2017, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.4	Custody Agreement, dated as of September 29, 2017, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.5	Document Custody Agreement, dated as of September 29, 2017, by and between the Registrant, each wholly-owned subsidiary of the Registrant that has executed a Joinder and U.S. Bank National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.6	Trademark License Agreement, dated as of September 29, 2017, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.7	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.8	Revolving Loan Agreement, dated as of October 2, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-12G/A (File No. 000-55846), filed on November 28, 2017).
10.9	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.10	Form of Escrow Agreement (Incorporated by reference to Exhibit 10.11 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).

Number	Description

10.11	Revolving and Security Agreement, dated February 4, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on February 8, 2019).
10.12	First Amendment to Revolving Credit and Security Agreement, dated as of April 8, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 814-01244), filed on April 9, 2019).
10.13	Second Amendment to Revolving Credit and Security Agreement, dated as of May 31, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01244), filed on August 13, 2019).
10.14	First Amendment to Revolving Loan Agreement, dated as of June 28, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on July 3, 2019).
10.15	Second Amendment to Revolving Loan Agreement, dated as of August 15, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on August 16, 2019).
10.16	Third Amendment to Revolving Loan Agreement, dated as of October 28, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on October 30, 2019).
10.17	Loan Financing and Servicing Agreement, dated as of September 10, 2019, by and among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on September 12, 2019).
10.18	Sale and Contribution Agreement, dated as of September 10, 2019, between Golub Capital BDC 3, Inc., as seller, and GBDC 3 Funding LLC, as purchaser (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on September 12, 2019).
10.19	Third Amendment to Revolving Credit and Security Agreement, dated as of February 7, 2020, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding LLC, as borrowers, and Signature Bank, as administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K (File No. 814-01244), filed on February 13, 2020).
10.20
Fourth Amendment to Revolving Loan Agreement, dated as of October 1, 2020, by and between Golub Capital BDC 3, Inc., as borrower, and GC Advisors LLC, as the lender.(Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on February 5, 2021).

10.21	Collateral Management Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3 , Inc. and Golub Capital BDC 3 CLO 1 LLC, as Issuer and GC Advisors LLC, as Collateral Manager (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.22	Master Loan Sale Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc., as Seller, GC Advisors LLC, as Closing Date Seller, Golub Capital BDC 3 CLO 1 LLC, as Buyer and GBDC 3 Funding LLC, as Warehouse Buyer (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).

Number	Description

10.23	Master Loan Sale Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc., as Seller, Golub Capital BDC 3 CLO 1 Depositor LLC, as Intermediate Seller, and Golub Capital BDC 3 CLO 1 LLC, as Buyer (Incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.24	Fourth Amendment, dated as of February 4, 2021, to Revolving Credit and Security Agreement, entered into by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC, as borrowers, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on February 5, 2021).
10.25	Note Purchase Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc. and Golub Capital BDC 3 CLO 1 LLC, as borrowers, and Deutsche Bank Securities, Inc., as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.26	Indenture, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc. and Golub Capital BDC 3 CLO 1 LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.27	Collateral Management Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3 , Inc. and Golub Capital BDC 3 CLO 1 LLC, as Issuer and GC Advisors LLC, as Collateral Manager (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
14.1	Joint Code of Ethics of Golub Capital BDC, Inc., the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Golub Capital BDC, Inc. (File No. 814-00794), filed on November 29, 2021).
14.2	Code of Ethics of GC Advisors LLC (Incorporated by reference to Exhibit 14.2 to the Annual Report on Form 10-K of Golub Capital BDC, Inc. (File No. 814-00794), filed on November 29, 2021).
21.1	List of subsidiaries.*
24.1	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Privacy Policy of the Registrant.*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: December 13, 2021	By:	/s/ David B. Golub
Name: David B. Golub
Title: President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence E. Golub, David B. Golub and Christopher C. Ericson as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Director	December 13, 2021
David B. Golub	(Principal Executive Officer)
/s/ Christopher C. Ericson	Chief Financial Officer	December 13, 2021
Christopher C. Ericson	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	December 13, 2021
Lawrence E. Golub
/s/ John T. Baily	Director	December 13, 2021
John T. Baily
/s/ Kenneth F. Bernstein	Director	December 13, 2021
Kenneth F. Bernstein
/s/ Lofton P. Holder	Director	December 13, 2021
Lofton P. Holder
/s/ Anita R. Rosenberg	Director	December 13, 2021
Anita R. Rosenberg
/s/ William M. Webster IV	Director	December 13, 2021
William M. Webster IV