Form 10-Q
period 2021-12-31
Golub Capital BDC 3, Inc.
filed 2022-02-11
CIK 1715268

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

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

As of February 11, 2022, the Registrant had 71,896,291.279 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (unaudited)
(In thousands, except share and per share data)

	December 31, 2021	September 30, 2021
	(unaudited)
Assets
Investments at fair value (amortized cost of $1,896,775 and $1,421,537, respectively)	$1,919,955	$1,438,643
Cash and cash equivalents	16,336	51,954
Foreign currencies (cost of $704 and $1,242, respectively)	705	1,352
Restricted cash and cash equivalents	35,469	35,451
Restricted foreign currencies (cost of $850 and $1,286, respectively)	865	1,222
Cash collateral held at broker for forward currency contracts	1,450	1,450
Unrealized appreciation on forward currency contracts	247	313
Interest receivable	8,185	4,772
Receivable from investments sold	743	—
Capital call receivable	30	154
Other assets	61	—
Total Assets	$1,984,046	$1,535,311
Liabilities
Debt	$884,808	$700,439
Less unamortized debt issuance costs	3,199	2,699
Debt less unamortized debt issuance costs	881,609	697,740
Other short-term borrowings (proceeds of $52,538 and $0, respectively)	52,140	—
Interest payable	3,518	2,312
Distributions payable	8,259	11,897
Management and incentive fees payable	10,605	7,742
Accounts payable and accrued expenses	1,704	1,155
Total Liabilities	957,835	720,846
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2021 and September 30, 2021	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 68,414,116.228 and 54,297,683.237 shares issued and outstanding as of December 31, 2021 and September 30, 2021, respectively	68	54
Paid in capital in excess of par	1,022,972	811,240
Distributable earnings (losses)	3,171	3,171
Total Net Assets	1,026,211	814,465
Total Liabilities and Total Net Assets	$1,984,046	$1,535,311
Number of common shares outstanding	68,414,116.228	54,297,683.237
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statement of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2021	2020
Investment income
Interest income	$30,071	$17,370
Dividend income	53	39
Fee income	699	361
Total investment income	30,823	17,770
Expenses
Interest and other debt financing expenses	5,173	2,674
Base management fee	5,823	3,330
Incentive fee	4,736	1,936
Professional fees	267	307
Administrative service fee	485	344
General and administrative expenses	75	60
Total expenses	16,559	8,651
Base management fee waived (Note 4)	(1,588)	(908)
Incentive fee waived (Note 4)	(507)	(142)
Net expenses	14,464	7,601
Net investment income	16,359	10,169
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	1,833	289
Foreign currency transactions	267	10
Net realized gain (loss) on investment transactions	2,100	299
Net change in unrealized appreciation (depreciation) from:
Investments	6,074	6,729
Forward currency contracts	(66)	(692)
Translation of assets and liabilities in foreign currencies	268	(94)
Net change in unrealized appreciation (depreciation) on investment transactions	6,276	5,943
Net gain (loss) on investment transactions	8,376	6,242
Net increase in net assets resulting from operations	$24,735	$16,411
Per Common Share Data
Basic and diluted earnings per common share (Note 11)	$0.39	$0.46
Basic and diluted weighted average common shares outstanding (Note 11)	62,979,848	35,454,475

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2020	35,388,849.466	$35	$529,938	$(356)	$529,617
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	10,169	10,169
Net realized gain (loss) on investment transactions	—	—	—	299	299
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	5,943	5,943
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	431,254.910	1	6,454	—	6,455
Distributions from distributable earnings (losses)	—	—	—	(14,864)	(14,864)
Total increase for the three months ended December 31, 2020	431,254.910	1	6,454	1,547	8,002
Balance at December 31, 2020	35,820,104.376	$36	$536,392	$1,191	$537,619
Balance at September 30, 2021	54,297,683.237	$54	$811,240	$3,171	$814,465
Issuance of common stock	13,392,692.716	13	200,877	—	200,890
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	16,359	16,359
Net realized gain (loss) on investment transactions	—	—	—	2,100	2,100
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	6,276	6,276
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	723,740.275	1	10,855	—	10,856
Distributions from distributable earnings (losses)	—	—	—	(16,476)	(16,476)
Distributions declared and payable	—	—	—	(8,259)	(8,259)
Total increase for the three months ended December 31, 2021	14,116,432.991	14	211,732	—	211,746
Balance at December 31, 2021	68,414,116.228	$68	$1,022,972	$3,171	$1,026,211

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2021	2020
Cash flows from operating activities
Net increase in net assets resulting from operations	$24,735	$16,411
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	687	455
Accretion of discounts and amortization of premiums	(2,160)	(1,256)
Net realized (gain) loss on investments	(1,833)	(289)
Net realized (gain) loss on foreign currency transactions	(267)	(10)
Net change in unrealized (appreciation) depreciation on investments	(6,074)	(6,729)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(268)	94
Net change in unrealized (appreciation) depreciation on forward currency contracts	66	692
Proceeds from (fundings of) revolving loans, net	(502)	483
Fundings of investments	(579,462)	(167,743)
Proceeds from principal payments and sales of portfolio investments	109,418	35,455
PIK interest	(699)	(572)
Changes in operating assets and liabilities:
Interest receivable	(3,413)	(452)
Receivable from investments sold	(743)	64
Other assets	(61)	19
Interest payable	1,206	97
Management and incentive fees payable	2,863	327
Accounts payable and accrued expenses	549	83
Net cash provided by (used in) operating activities	(455,958)	(122,871)
Cash flows from financing activities
Borrowings on debt	381,009	160,183
Repayments of debt	(196,759)	(25,800)
Proceeds from other short-term borrowings	52,538	—
Capitalized debt issuance costs	(1,187)	(1,033)
Proceeds from issuance of common shares	201,014	10
Distributions paid	(17,517)	(8,409)
Net cash provided by (used in) financing activities	419,098	124,951
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	(36,860)	2,080
Effect of foreign currency exchange rates	256	10
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	89,979	24,513
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$53,375	$26,603
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,280	$2,122
Distributions declared during the period	24,735	14,864
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$(124)	$(10)
Stock issued in connection with dividend reinvestment plan	10,856	6,455
Change in distributions payable	(3,638)	—

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of December 31,
	2021	2020
Cash and cash equivalents	$16,336	$9,095
Foreign currencies (cost of $704 and $136, respectively)	705	136
Restricted cash and cash equivalents	35,469	17,193
Restricted foreign currencies (cost of $850 and $173, respectively)	865	179
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$53,375	$26,603
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Airlines
Aurora Lux Finco S.A.R.L.#(7)(12)	One stop	L + 6.00%	(c)	7.00%	12/2026	$7,702	$7,565	0.7%	$7,317
Auto Components
Covercraft Parent III, Inc.#	Senior loan	L + 4.50%	(c)(f)	5.50%	08/2027	2,093	2,073	0.2	2,093
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(c)	5.50%	08/2027	422	412	—	422
Covercraft Parent III, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	08/2027	—	(1)	—	—
North Haven Falcon Buyer, LLC#	One stop	L + 6.00%	(c)	7.00%	05/2027	2,382	2,360	0.2	2,382
North Haven Falcon Buyer, LLC	One stop	L + 6.00%	(c)	7.00%	05/2027	46	40	—	46
Power Stop, LLC#	Senior loan	L + 4.50%	(a)	4.60%	10/2025	660	658	0.1	660
						5,603	5,542	0.5	5,603
Automobiles
CG Group Holdings, LLC#~	One stop	L + 5.25%	(c)	6.25%	07/2027	13,536	13,411	1.3	13,536
CG Group Holdings, LLC	One stop	L + 5.25%	(a)(c)	6.25%	07/2026	336	331	—	336
Cobblestone Intermediate Holdco, LLC#	One stop	L + 5.50%	(a)	6.25%	01/2026	4,430	4,387	0.4	4,386
Cobblestone Intermediate Holdco, LLC	One stop	L + 5.50%	(c)	6.25%	01/2026	550	517	0.1	516
Denali Midco 2, LLC#	One stop	L + 5.50%	(c)	6.25%	12/2027	2,700	2,673	0.3	2,673
Denali Midco 2, LLC	One stop	L + 5.50%	(c)	6.25%	12/2027	100	95	—	95
Denali Midco 2, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(225)	—	(226)
JHCC Holdings LLC	One stop	L + 5.75%	(c)(f)	7.14%	09/2025	5,029	4,993	0.5	5,021
JHCC Holdings LLC~	One stop	L + 5.75%	(c)	6.75%	09/2025	2,967	2,945	0.3	2,962
JHCC Holdings LLC#	One stop	P + 4.75%	(f)	8.00%	08/2027	255	253	—	258
JHCC Holdings LLC	One stop	P + 4.75%	(c)(f)	7.95%	09/2025	32	31	—	31
JHCC Holdings LLC(5)	One stop	L + 5.75%		N/A(6)	08/2027	—	(16)	—	15
MOP GM Holding, LLC~	One stop	L + 5.75%	(c)	6.75%	11/2026	9,668	9,569	0.9	9,668
MOP GM Holding, LLC	One stop	L + 5.75%	(b)	6.75%	11/2026	1,071	1,061	0.1	1,071
MOP GM Holding, LLC	One stop	L + 5.75%	(c)	6.75%	11/2026	1,042	1,031	0.1	1,042
MOP GM Holding, LLC	One stop	L + 5.75%	(c)	6.75%	11/2026	770	762	0.1	770
MOP GM Holding, LLC	One stop	L + 5.75%	(d)(f)	7.04%	11/2026	129	127	—	129
MOP GM Holding, LLC(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(20)	—	—
POY Holdings, LLC#	One stop	L + 5.50%	(c)	6.50%	11/2027	18,418	18,058	1.8	18,234
POY Holdings, LLC	One stop	L + 5.50%	(c)	6.50%	11/2027	54	50	—	52
POY Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(24)	—	(25)
Quick Quack Car Wash Holdings, LLC	One stop	L + 5.50%	(c)	6.50%	10/2024	1,896	1,885	0.2	1,896
Quick Quack Car Wash Holdings, LLC~	One stop	L + 5.50%	(c)	6.50%	10/2024	1,656	1,643	0.2	1,656
Quick Quack Car Wash Holdings, LLC~	One stop	L + 5.50%	(c)	6.50%	10/2024	805	799	0.1	805
Quick Quack Car Wash Holdings, LLC~	One stop	L + 5.50%	(c)	6.50%	10/2024	704	698	0.1	704
Quick Quack Car Wash Holdings, LLC~	One stop	L + 5.50%	(c)	6.50%	10/2024	470	467	—	470
Quick Quack Car Wash Holdings, LLC~	One stop	L + 5.50%	(c)	6.50%	10/2024	383	380	—	383
Quick Quack Car Wash Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2024	—	(1)	—	—
TWAS Holdings, LLC#~	One stop	L + 6.75%	(a)	7.75%	12/2026	12,203	12,076	1.2	12,081
TWAS Holdings, LLC#	One stop	L + 6.75%	(c)	7.75%	12/2026	7,362	7,289	0.7	7,289
TWAS Holdings, LLC	One stop	L + 6.75%	(a)	7.75%	12/2026	3,167	3,135	0.3	3,136
TWAS Holdings, LLC(5)	One stop	L + 6.75%		N/A(6)	12/2026	—	(4)	—	(4)
TWAS Holdings, LLC(5)	One stop	L + 6.75%		N/A(6)	12/2026	—	(128)	—	(129)
						89,733	88,248	8.7	88,831
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverages
Fintech Midco, LLC#	One stop	L + 5.50%	(c)	6.25%	08/2024	$4,822	$4,795	0.5%	$4,822
Fintech Midco, LLC#	One stop	L + 5.50%	(c)	6.25%	08/2024	3,224	3,195	0.3	3,224
Fintech Midco, LLC	One stop	L + 5.50%	(c)	6.25%	08/2024	434	432	—	434
Fintech Midco, LLC(5)	One stop	L + 5.50%		N/A(6)	08/2024	—	(1)	—	—
Watermill Express, LLC#	One stop	L + 5.25%	(c)	6.25%	04/2027	892	884	0.1	892
Watermill Express, LLC	One stop	L + 5.25%		N/A(6)	04/2027	—	—	—	—
Watermill Express, LLC	One stop	L + 5.25%		N/A(6)	04/2027	—	—	—	—
Winebow Holdings, Inc.#~	One stop	L + 6.25%	(a)	7.25%	07/2025	3,077	3,037	0.3	3,077
						12,449	12,342	1.2	12,449
Building Products
BECO Holding Company, Inc.#~	One stop	L + 5.50%	(c)	6.25%	11/2028	32,920	32,598	3.2	32,591
BECO Holding Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(5)	—	(5)
BECO Holding Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(82)	—	(84)
						32,920	32,511	3.2	32,502
Chemicals
Inhance Technologies Holdings LLC#	One stop	L + 6.00%	(a)	7.00%	07/2024	3,620	3,585	0.3	3,584
Inhance Technologies Holdings LLC#	One stop	L + 6.00%	(c)	7.00%	07/2024	2,454	2,441	0.2	2,429
Inhance Technologies Holdings LLC#	One stop	L + 6.00%	(c)	7.00%	07/2024	742	739	0.1	734
Inhance Technologies Holdings LLC	One stop	L + 6.00%	(c)	7.00%	07/2024	15	14	—	14
PHM NL SP Bidco B.V.(7)(8)(13)	One stop	E + 6.25%	(g)	6.25%	10/2028	15,784	15,512	1.5	15,499
PHM NL SP Bidco B.V.(7)(13)	One stop	L + 6.25%	(d)	6.75%	10/2028	5,922	5,823	0.6	5,922
PHM NL SP Bidco B.V.(7)(8)(13)	One stop	SN + 6.25%	(o)	6.44%	10/2028	3,417	3,417	0.3	3,499
PHM NL SP Bidco B.V.(7)(8)(13)	One stop	E + 6.25%	(h)	6.25%	10/2028	1626	1598	0.2	1638
						33,580	33,129	3.2	33,319
Commercial Services & Supplies
Amarok LLC#	One stop	L + 5.75%	(c)	6.50%	12/2028	14,626	14,481	1.4	14,479
Amarok LLC	One stop	L + 5.75%	(c)	6.50%	12/2027	150	145	—	145
Amarok LLC(5)	One stop	L + 5.75%		N/A(6)	12/2028	—	(88)	—	(89)
CI (Quercus) Intermediate Holdings, LLC#~	One stop	L + 5.50%	(c)	6.25%	10/2028	6,368	6,275	0.6	6,321
CI (Quercus) Intermediate Holdings, LLC	One stop	L + 5.50%	(c)	6.25%	10/2028	303	290	—	292
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(3)	—	(2)
FFPLS Holdings, LLC(17)	One stop	L + 5.75%	(c)(d)	6.50%	10/2027	19,742	19,525	1.9	19,545
FFPLS Holdings, LLC	One stop	L + 5.75%	(c)	6.50%	10/2027	56	54	—	54
FFPLS Holdings, LLC(5)	One stop	L + 5.75%		N/A(6)	10/2027	—	(25)	—	(26)
North Haven Stack Buyer, LLC#~	One stop	L + 5.50%	(c)	6.50%	07/2027	3,800	3,765	0.4	3,800
North Haven Stack Buyer, LLC	One stop	L + 5.50%	(c)	6.50%	07/2027	112	86	—	112
North Haven Stack Buyer, LLC(5)	One stop	L + 5.50%		N/A(6)	07/2027	—	(1)	—	—
OVG Business Services, LLC#	One stop	L + 6.25%	(c)	7.25%	11/2028	768	751	0.1	761
OVG Business Services, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2026	—	—	—	(1)
Profile Products LLC#	One stop	L + 5.50%	(c)	6.25%	11/2027	2,264	2,219	0.2	2,218
Profile Products LLC#(7)	One stop	L + 5.50%	(c)	6.25%	11/2027	587	575	0.1	575
Profile Products LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(1)	—	(1)
Profile Products LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(6)	—	(6)
Profile Products LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(1)	—	(1)
PT Intermediate Holdings III, LLC#~	One stop	L + 5.50%	(c)	6.25%	11/2028	24,616	24,121	2.4	24,370
PT Intermediate Holdings III, LLC	One stop	L + 5.50%	(c)	6.25%	11/2028	15,666	15,443	1.5	15,509
Radwell International, LLC#	One stop	L + 5.25%	(c)	6.00%	07/2027	1,586	1,581	0.2	1,586

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies - (continued)
Radwell International, LLC	One stop	L + 5.25%	(c)	6.00%	07/2027	$108	$108	—%	$108
Radwell International, LLC	One stop	L + 5.50%		N/A(6)	07/2027	—	—	—	—
Trinity Air Consultants Holdings Corporation#	One stop	L + 5.25%	(c)	6.00%	06/2027	174	171	—	174
Trinity Air Consultants Holdings Corporation	One stop	L + 5.25%	(a)	6.25%	06/2027	14	13	—	14
Trinity Air Consultants Holdings Corporation(5)	One stop	L + 5.25%		N/A(6)	06/2027	—	(8)	—	—
						90,940	89,470	8.8	89,937
Communications Equipment
Lightning Finco Limited(7)(9)	One stop	L + 5.75%	(d)	6.50%	09/2028	4,453	4,368	0.4	4,453
Lightning Finco Limited(7)(8)(9)	One stop	E + 5.75%	(h)	6.50%	09/2028	543	532	0.1	520
						4,996	4,900	0.5	4,973
Containers and Packaging
AmerCareRoyal LLC#	Senior loan	L + 9.00%	(a)	6.00% cash/4.00% PIK	11/2025	2,711	2,674	0.3	2,711
AmerCareRoyal LLC#	Senior loan	L + 9.00%	(a)	6.00% cash/4.00% PIK	11/2025	579	570	0.1	579
AmerCareRoyal LLC	Senior loan	L + 9.00%	(a)	6.00% cash/4.00% PIK	11/2025	562	554	0.1	562
AmerCareRoyal LLC#(7)	Senior loan	L + 9.00%	(a)	6.00% cash/4.00% PIK	11/2025	503	496	—	503
Berry Intermediate, LLC#~	One stop	L + 5.50%	(c)	6.25%	10/2028	9,747	9,680	0.9	9,649
Berry Intermediate, LLC	One stop	L + 5.50%	(a)	6.25%	10/2028	1,602	1,481	0.1	1,477
Berry Intermediate, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(3)	—	(4)
Berry Intermediate, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	—	—	(128)
Fortis Solutions Group LLC#~	One stop	L + 5.50%	(c)	6.25%	10/2028	11,286	11,068	1.1	11,174
Fortis Solutions Group LLC(5)	One stop	L + 5.50%		N/A(6)	10/2027	0	-6	—	-3
Fortis Solutions Group LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(45)	—	(46)
						26,990	26,469	2.6	26,474
Distributors
WSC Holdings Midco LLC#	Senior loan	L + 4.50%	(c)	5.50%	07/2027	1,284	1,272	0.1	1,284
WSC Holdings Midco LLC(5)	Senior loan	L + 4.50%		N/A(6)	07/2027	—	(1)	—	—
WSC Holdings Midco LLC(5)	Senior loan	L + 4.50%		N/A(6)	07/2027	—	(7)	—	—
						1,284	1,264	0.1	1,284
Diversified Consumer Services
Certus Pest, Inc.	One stop	L + 5.75%	(c)	6.75%	02/2026	627	615	0.1	627
Certus Pest, Inc.	One stop	L + 5.75%	(c)	6.75%	02/2026	598	579	0.1	598
Certus Pest, Inc.	One stop	L + 5.75%	(c)	6.75%	02/2026	423	420	—	423
Certus Pest, Inc.	One stop	L + 5.75%	(c)	6.75%	02/2026	297	291	—	297
Certus Pest, Inc.	One stop	L + 5.75%	(c)	6.75%	02/2026	262	248	—	262
Certus Pest, Inc.	One stop	L + 5.75%	(a)	6.75%	02/2026	151	147	—	151
Certus Pest, Inc.	One stop	L + 5.75%	(c)	6.75%	02/2026	94	87	—	94
Certus Pest, Inc.	One stop	L + 5.75%	(c)	6.75%	02/2026	52	39	—	52
Certus Pest, Inc.	One stop	L + 5.75%	(c)	6.75%	02/2026	22	19	—	22
Certus Pest, Inc.	One stop	L + 5.75%		N/A(6)	02/2026	—	—	—	—
Certus Pest, Inc.(5)	One stop	L + 5.75%		N/A(6)	02/2026	—	(2)	—	—
Certus Pest, Inc.	One stop	L + 5.75%		N/A(6)	02/2026	—	—	—	—
CHHJ Franchising, LLC#	Senior loan	P + 4.00%	(f)	7.25%	01/2026	1,094	1,085	0.1	1,094
CHHJ Franchising, LLC	Senior loan	P + 4.00%	(f)	7.25%	01/2026	4	4	—	4
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(c)	5.50%	07/2027	984	969	0.1	969
COP Hometown Acquisitions, Inc.#	Senior loan	L + 4.50%	(c)	5.50%	07/2027	741	734	0.1	729
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(c)	5.50%	07/2027	722	711	0.1	711
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(c)(f)	5.50%	07/2027	474	468	0.1	467
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(c)	5.50%	07/2027	334	330	—	329
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services - (continued)
COP Hometown Acquisitions, Inc.	Senior loan	P + 3.50%	(f)	6.75%	07/2027	$7	$6	—%	$6
EMS LINQ, LLC#	One stop	L + 6.25%	(c)	7.25%	12/2027	4,244	4,202	0.4	4,202
EMS LINQ, LLC(5)	One stop	L + 6.25%		N/A(6)	12/2027	—	(1)	—	(1)
EWC Growth Partners LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	447	432	—	425
EWC Growth Partners LLC#	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	62	62	—	59
EWC Growth Partners LLC	One stop	L + 7.50%	(c)	6.50% cash/2.00% PIK	03/2026	18	18	—	17
Flores & Associates, LLC~	One stop	L + 4.75%	(c)	5.75%	04/2027	1,486	1,470	0.1	1,471
Flores & Associates, LLC#	One stop	L + 5.25%	(c)	6.25%	04/2027	635	627	0.1	629
Flores & Associates, LLC	One stop	L + 4.75%	(c)	5.75%	04/2027	331	328	—	328
Flores & Associates, LLC	One stop	L + 4.75%	(c)	5.75%	04/2027	306	302	—	303
Flores & Associates, LLC(5)	One stop	L + 4.75%		N/A(6)	04/2027	—	(1)	—	(1)
FPG Intermediate Holdco, LLC#	One stop	L + 6.00%	(a)	7.00%	03/2027	7,328	7,202	0.7	7,255
FPG Intermediate Holdco, LLC	One stop	L + 6.00%	(a)	7.00%	03/2027	1,778	1,591	0.2	1,669
FPG Intermediate Holdco, LLC	One stop	L + 6.00%	(a)(f)	7.18%	03/2027	32	31	—	31
FSS Buyer LLC#	One stop	L + 5.75%	(c)	6.50%	08/2028	2,350	2,306	0.2	2,350
FSS Buyer LLC(5)	One stop	L + 5.75%		N/A(6)	08/2027	—	(1)	—	—
Learn-it Systems, LLC#	Senior loan	L + 4.50%	(c)	5.50%	03/2025	749	742	0.1	748
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	5.50%	03/2025	568	563	0.1	567
Learn-it Systems, LLC	Senior loan	L + 4.75%	(c)	5.75%	03/2025	123	119	—	125
Learn-it Systems, LLC	Senior loan	L + 4.50%	(b)(c)	5.50%	03/2025	21	21	—	21
Liminex, Inc.#	One stop	L + 7.25%	(c)	8.25%	11/2026	19,521	19,345	1.9	19,521
Liminex, Inc.#	One stop	L + 7.25%	(c)	8.25%	11/2026	10,188	10,106	1.0	10,188
Liminex, Inc.(5)	One stop	L + 7.25%		N/A(6)	11/2026	—	(1)	—	—
Litera Bidco LLC#	One stop	L + 6.00%	(a)	7.00%	05/2026	1,068	1,056	0.1	1,073
Litera Bidco LLC#	One stop	L + 5.75%	(a)	6.75%	05/2026	613	608	0.1	610
Litera Bidco LLC	One stop	L + 5.75%	(a)	6.75%	05/2026	274	272	—	273
Litera Bidco LLC	One stop	L + 5.75%	(a)	6.75%	05/2026	274	274	—	273
Litera Bidco LLC	One stop	L + 6.00%	(a)	7.00%	05/2026	33	32	—	34
Litera Bidco LLC	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
Mathnasium, LLC#	One stop	L + 5.00%	(c)	5.75%	11/2027	4,218	4,177	0.4	4,176
Mathnasium, LLC	One stop	L + 5.00%	(c)	5.75%	11/2027	13	12	—	12
Provenance Buyer LLC#~	One stop	L + 5.00%	(c)	5.75%	06/2027	2,971	2,915	0.3	2,971
Provenance Buyer LLC(5)	One stop	L + 5.00%		N/A(6)	06/2027	—	(2)	—	—
Provenance Buyer LLC(5)	Senior loan	L + 5.00%		N/A(6)	06/2027	—	(40)	—	—
						66,537	65,517	6.4	66,164
Diversified Financial Services
AxiomSL Group, Inc.#	One stop	L + 6.00%	(c)	7.00%	12/2027	1,257	1,234	0.1	1,259
AxiomSL Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2027	—	(3)	—	—
AxiomSL Group, Inc.	One stop	L + 6.00%		N/A(6)	12/2025	—	—	—	—
Banker's Toolbox, Inc.#	One stop	L + 5.50%	(c)	6.25%	07/2027	3,475	3,443	0.4	3,475
Banker's Toolbox, Inc.(5)	One stop	L + 5.50%		N/A(6)	07/2027	—	(1)	—	—
Banker's Toolbox, Inc.(5)	One stop	L + 5.50%		N/A(6)	07/2027	—	(7)	—	—
Flash Topco, Inc. (17)	One stop	L + 5.75%	(c)	6.50%	10/2028	7,684	7,609	0.7	7,607
Flash Topco, Inc. (5)	One stop	L + 5.75%		N/A(6)	10/2028	—	(1)	—	(1)
Higginbotham Insurance Agency, Inc.#	One stop	L + 5.50%	(a)	6.25%	11/2026	1,439	1,421	0.2	1,432
Higginbotham Insurance Agency, Inc.	One stop	L + 5.50%	(a)	6.25%	11/2026	406	401	—	404
Higginbotham Insurance Agency, Inc.	One stop	L + 5.50%	(a)	6.25%	11/2026	117	112	—	112
						14,378	14,208	1.4	14,288
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC#	Senior loan	L + 5.00%	(c)	6.00%	12/2024	$642	$632	0.1%	$642
Electronic Equipment, Instruments and Components
Electrical Source Holdings, LLC#~	Senior loan	L + 5.50%	(c)	6.25%	11/2025	15,619	15,517	1.5	15,619
Electrical Source Holdings, LLC#	One stop	L + 5.50%	(c)	6.25%	11/2025	12,621	12,563	1.2	12,621
Electrical Source Holdings, LLC~	Senior loan	L + 5.50%	(c)	6.25%	11/2025	3,303	3,281	0.3	3,303
Electrical Source Holdings, LLC	One stop	L + 5.50%	(c)	6.25%	11/2025	3,286	3,266	0.3	3,286
Electrical Source Holdings, LLC~	Senior loan	L + 5.50%	(c)	6.25%	11/2025	1,899	1,852	0.2	1,899
Electrical Source Holdings, LLC	Senior loan	L + 5.50%	(c)	6.25%	11/2025	1,696	1,696	0.2	1,696
Electrical Source Holdings, LLC	Senior loan	L + 5.50%	(c)	6.25%	11/2025	1,600	1,587	0.2	1,600
Electrical Source Holdings, LLC	Senior loan	L + 5.50%	(c)	6.25%	11/2025	1,099	1,092	0.1	1,099
Electrical Source Holdings, LLC	Second lien	L + 5.50%	(c)	6.25%	11/2025	846	840	0.1	846
Electrical Source Holdings, LLC	Senior loan	L + 5.50%	(c)	6.25%	11/2025	749	743	0.1	749
Electrical Source Holdings, LLC	Senior loan	L + 5.50%	(c)	6.25%	11/2025	305	303	—	305
Electrical Source Holdings, LLC	Senior loan	L + 5.50%	(c)	6.25%	11/2025	85	82	—	85
						43,108	42,822	4.2	43,108
Food & Staples Retailing
Captain D's, LLC#	Senior loan	L + 4.50%	(c)	5.50%	12/2023	1,193	1,187	0.2	1,193
Captain D's, LLC#	Senior loan	L + 4.50%	(c)	5.50%	12/2023	198	196	—	198
Captain D's, LLC	Senior loan	L + 4.50%		N/A(6)	12/2023	—	—	—	—
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	606	604	0.1	606
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	310	310	—	310
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	244	243	—	244
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	239	239	—	239
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	118	117	—	118
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	118	117	—	118
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	58	58	—	58
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	8.50%	01/2023	332	331	—	325
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	8.50%	01/2023	117	116	—	114
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(c)	8.50%	01/2023	20	20	—	20
Wineshipping.com LLC#	One stop	L + 5.75%	(c)	6.75%	10/2027	3,102	3,072	0.3	3,071
Wineshipping.com LLC	One stop	L + 5.75%	(a)(c)	6.75%	10/2027	23	23	—	23
Wineshipping.com LLC(5)	One stop	L + 5.75%		N/A(6)	10/2027	—	(4)	—	(4)
Wood Fired Holding Corp.	One stop	L + 6.25%	(c)	7.25%	12/2023	2,910	2,888	0.3	2,910
Wood Fired Holding Corp.(5)	One stop	L + 6.25%		N/A(6)	12/2023	—	(1)	—	—
Zenput Inc.#	One stop	L + 9.00%	(c)	7.00% cash/3.00% PIK	06/2026	429	427	0.1	438
Zenput Inc.	One stop	L + 9.00%	(c)	7.00% cash/3.00% PIK	06/2026	10	10	—	10
						10,027	9,953	1.0	9,991
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC#	One stop	L + 6.50%	(c)	4.50% cash/3.00% PIK	06/2027	$5,147	$5,055	0.5%	$5,147
Borrower R365 Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	06/2027	—	(2)	—	—
Flavor Producers, LLC#	Senior loan	L + 5.75%	(c)	5.75% cash/1.00% PIK	12/2023	438	436	—	430
Flavor Producers, LLC	Senior loan	L + 4.75%		N/A(6)	12/2022	—	—	—	—
Kodiak Cakes, LLC#	Senior loan	L + 4.50%	(a)	5.50%	06/2027	4,827	4,772	0.5	4,830
Kodiak Cakes, LLC	Senior loan	L + 4.50%	(a)	5.50%	06/2026	50	48	—	49
Louisiana Fish Fry Products, Ltd.#	One stop	L + 5.75%	(c)	6.75%	07/2027	4,238	4,199	0.4	4,238
Louisiana Fish Fry Products, Ltd.	One stop	L + 5.75%	(a)(c)	6.75%	07/2027	51	49	—	51
MAPF Holdings, Inc.#~	One stop	L + 5.50%	(c)	6.50%	12/2026	13,412	13,299	1.3	13,412
MAPF Holdings, Inc.	One stop	P + 4.50%	(f)	7.75%	12/2026	40	38	—	40
MAPF Holdings, Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2026	—	(15)	—	—
P&P Food Safety Holdings, Inc.~	One stop	L + 6.00%	(c)(d)	7.00%	12/2026	6,643	6,566	0.7	6,643
P&P Food Safety Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(1)	—	—
P&P Food Safety Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(10)	—	—
Ultimate Baked Goods Midco LLC#	One stop	L + 6.25%	(a)	7.25%	08/2027	2,855	2,815	0.3	2,855
Ultimate Baked Goods Midco LLC	One stop	L + 6.25%	(a)(c)	7.25%	08/2027	35	35	—	35
Whitebridge Pet Brands, LLC#	One stop	L + 5.00%	(a)	6.00%	07/2027	6,547	6,486	0.6	6,547
Whitebridge Pet Brands, LLC	One stop	L + 5.00%	(a)	6.00%	07/2027	50	49	—	50
						44,333	43,819	4.3	44,327

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.#	One stop	L + 8.50%	(c)	9.50%	02/2024	$1,261	$1,255	0.1%	$1,261
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
ESO Solution, Inc.#	One stop	L + 7.00%	(c)(d)	8.00%	03/2027	3,368	3,337	0.3	3,368
ESO Solution, Inc.(5)	One stop	L + 7.00%		N/A(6)	03/2027	—	(1)	—	—
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%	(c)	6.75%	08/2026	1,517	1,492	0.1	1,502
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%	(c)	6.75%	08/2026	800	790	0.1	792
HSI Halo Acquisition, Inc.~	One stop	L + 5.75%	(c)	6.75%	08/2026	527	522	0.1	522
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(c)	6.75%	08/2026	307	304	—	304
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(c)	6.75%	08/2026	288	283	—	285
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(a)	6.75%	09/2025	8	7	—	7
HSI Halo Acquisition, Inc.(5)	One stop	L + 5.75%		N/A(6)	08/2026	—	(5)	—	(5)
Nextech Holdings, LLC#~	One stop	L + 5.50%	(c)	5.63%	06/2025	17,626	17,527	1.7	17,626
Nextech Holdings, LLC	One stop	L + 5.50%	(c)	5.63%	06/2025	715	710	0.1	715
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(2)	—	—
Qgenda Intermediate Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	06/2025	5,709	5,665	0.6	5,709
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.25%	(c)	6.25%	06/2025	5,025	5,026	0.5	5,025
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.25%	(c)	6.25%	06/2025	2,431	2,432	0.2	2,431
Qgenda Intermediate Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	06/2025	681	678	0.1	681
Qgenda Intermediate Holdings, LLC	One stop	L + 5.25%		N/A(6)	06/2025	—	—	—	—
Transaction Data Systems, Inc.#~	One stop	L + 4.50%	(c)	5.50%	02/2026	11,311	11,117	1.1	11,311
Transaction Data Systems, Inc.(5)	One stop	L + 4.50%		N/A(6)	02/2026	—	(1)	—	—
						51,574	51,136	5.0	51,534
Healthcare Equipment and Supplies
Aspen Medical Products, LLC~	One stop	L + 4.75%	(c)	5.75%	06/2025	937	932	0.1	937
Aspen Medical Products, LLC#	One stop	L + 4.75%	(c)	5.75%	06/2025	60	60	—	60
Aspen Medical Products, LLC	One stop	L + 4.75%		N/A(6)	06/2025	—	—	—	—
Baduhenna Bidco Limited(7)(9)	One stop	SF + 6.93%	(d)(p)	7.43%	08/2028	2,330	2,291	0.2	2,355
Baduhenna Bidco Limited(7)(8)(9)	One stop	E + 6.50%	(g)(h)	6.50%	08/2028	1,475	1,450	0.2	1,397
Baduhenna Bidco Limited(7)(8)(9)	One stop	SN + 6.78%	(o)	6.97%	08/2028	423	416	—	412
Baduhenna Bidco Limited(7)(8)(9)	One stop	E + 6.50%	(h)	6.50%	08/2028	337	337	—	333
Baduhenna Bidco Limited(5)(7)(8)(9)	One stop	SF + 6.50%		N/A(6)	08/2028	—	(8)	—	—
Belmont Instrument, LLC#	Senior loan	L + 4.75%	(c)	5.75%	12/2023	1,761	1,752	0.2	1,761
Blades Buyer, Inc.#~	Senior loan	L + 4.50%	(b)(c)	5.50%	08/2025	2,152	2,138	0.2	2,152
Blades Buyer, Inc.	Senior loan	L + 4.50%		N/A(6)	08/2025	—	—	—	—
Blades Buyer, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	08/2025	—	(4)	—	—
Blue River Pet Care, LLC~	One stop	L + 5.00%	(a)	5.10%	07/2026	10,438	10,323	1.0	10,438
Blue River Pet Care, LLC	One stop	L + 5.00%	(c)	5.20%	07/2026	1,019	994	0.1	1,019
Blue River Pet Care, LLC	One stop	L + 5.00%	(c)	5.22%	08/2025	180	179	—	180
CCSL Holdings, LLC~	One stop	L + 6.00%	(c)	7.00%	12/2026	6,147	6,083	0.6	6,147
CCSL Holdings, LLC	One stop	L + 6.00%	(c)	7.00%	12/2026	1,663	1,640	0.2	1,663
CCSL Holdings, LLC	One stop	L + 5.75%	(c)	6.75%	12/2026	40	38	—	40
CMI Parent Inc.#~	Senior loan	L + 4.25%	(c)	5.00%	08/2025	14,320	14,203	1.4	14,320
CMI Parent Inc.#	Senior loan	L + 4.25%	(c)	5.00%	08/2025	6,856	6,792	0.7	6,856
CMI Parent Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(1)	—	—

						50,138	49,615	4.9	50,070

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC	Subordinated debt	N/A		11.50%	12/2031	$996	$976	0.1%	$981
AAH TOPCO, LLC #	One stop	L + 5.50%	(c)	6.25%	12/2027	525	520	0.1	520
AAH TOPCO, LLC (5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(1)	—	(1)
AAH TOPCO, LLC (5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(85)	—	(85)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 10.50%	(a)(c)	11.50%	03/2028	2,349	2,182	0.2	2,179
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC#	One stop	L + 6.00%	(c)	7.00%	03/2027	1,552	1,532	0.2	1,559
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 6.00%	(c)	7.00%	03/2027	1,384	1,367	0.1	1,391
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 10.50%	(c)	11.50%	03/2028	680	672	0.1	670
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 10.50%	(a)(c)	11.50%	03/2028	252	249	—	248
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(2)	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	L + 5.75%		N/A(6)	03/2027	—	(13)	—	(13)
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(c)	5.50%	12/2024	3,926	3,890	0.4	3,926
CRH Healthcare Purchaser, Inc.	Senior loan	L + 4.50%	(c)	5.50%	12/2024	1,686	1,671	0.2	1,686
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(c)	5.50%	12/2024	1,261	1,250	0.1	1,261
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(c)	5.50%	12/2024	854	846	0.1	854
CRH Healthcare Purchaser, Inc.	Senior loan	L + 4.50%	(c)	5.50%	12/2024	20	19	—	20
Datix Bidco Limited(7)(8)(9)(17)	Senior loan	L + 4.50%	(j)	4.96%	04/2025	25,765	25,290	2.5	25,528
Datix Bidco Limited(7)(8)(9)	Second lien	L + 7.75%	(j)	8.21%	04/2026	9,143	8,971	0.9	9,058
Elite Dental Partners LLC	One stop	L + 5.25%	(c)	6.25%	06/2023	1,714	1,701	0.2	1,680
Elite Dental Partners LLC	One stop	L + 5.25%	(c)	6.25%	06/2023	154	154	—	154
Elite Dental Partners LLC	One stop	L + 12.00%	(c)	13.00% PIK	06/2023	124	124	—	124
Emerge Intermediate, Inc.	One stop	L + 8.50%	(c)	7.00% cash/2.50% PIK	05/2024	2,313	2,284	0.2	2,313
Emerge Intermediate, Inc.(5)	One stop	L + 6.00%		N/A(6)	05/2024	—	(1)	—	—
Encorevet Group LLC	One stop	L + 5.25%	(c)	6.25%	11/2024	14,742	14,636	1.4	14,594
Encorevet Group LLC	One stop	L + 5.25%	(c)	6.25%	11/2024	7,587	7,521	0.7	7,511
Encorevet Group LLC~	Senior loan	L + 5.25%	(c)	6.25%	11/2024	4,001	3,978	0.4	3,961
Encorevet Group LLC	One stop	L + 5.25%	(c)	6.25%	11/2024	1,996	1,978	0.2	1,975
Encorevet Group LLC	One stop	L + 5.25%	(b)(c)	6.25%	11/2024	1,986	1,962	0.2	1,961
Encorevet Group LLC~	Senior loan	L + 5.25%	(c)	6.25%	11/2024	1,796	1,796	0.2	1,778
Encorevet Group LLC~	Senior loan	L + 5.25%	(c)	6.25%	11/2024	1,118	1,112	0.1	1,107
Encorevet Group LLC	Senior loan	L + 5.25%	(c)	6.25%	11/2024	928	923	0.1	919
Encorevet Group LLC	One stop	L + 5.25%	(c)	6.25%	11/2024	394	391	—	390
Encorevet Group LLC	Senior loan	L + 5.25%	(c)	6.25%	11/2024	160	160	—	158
Encorevet Group LLC(5)	Senior loan	L + 5.25%		N/A(6)	11/2024	—	—	—	(1)
ERC Topco Holdings, LLC#	One stop	L + 5.50%	(c)	6.25%	11/2028	16,259	16,102	1.6	16,259
ERC Topco Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(1)	—	—
ERC Topco Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(54)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	$3,871	$3,831	0.3%	$2,904
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(c)	2.00% cash/5.25% PIK	05/2023	1,153	1,151	0.1	865
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(7)(8)(10)	One stop	C + 4.50%	(n)	5.50%	03/2027	2,760	2,730	0.3	2,899
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(7)(8)(10)	One stop	C + 4.50%	(n)	5.50%	03/2027	2,408	2,383	0.2	2,427
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(7)(8)(10)	One stop	C + 4.50%	(n)	5.50%	03/2027	789	783	0.1	835
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(7)(10)	One stop	L + 4.50%	(c)	5.50%	03/2027	292	280	—	292
Heartland Veterinary Partners LLC#	Senior loan	L + 4.75%	(c)	5.75%	12/2026	385	382	—	382
Heartland Veterinary Partners LLC	Senior loan	L + 4.75%	(a)(c)	5.75%	12/2026	242	219	—	218
Heartland Veterinary Partners LLC	Senior loan	L + 4.75%		N/A(6)	12/2026	—	—	—	—
Klick Inc.#(7)(10)	Senior loan	L + 4.50%	(c)	5.50%	03/2028	3,943	3,908	0.4	3,949
Klick Inc.(5)(7)(10)	Senior loan	L + 4.50%		N/A(6)	03/2026	—	(1)	—	(1)
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	800	793	0.1	800
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	470	467	—	470
Krueger-Gilbert Health Physics, LLC~	Senior loan	L + 5.25%	(c)	6.25%	05/2025	127	126	—	127
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(c)	6.25%	05/2025	30	30	—	30
Krueger-Gilbert Health Physics, LLC(5)	Senior loan	L + 5.25%		N/A(6)	05/2025	—	(5)	—	—
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(7)(8)(10)	One stop	C + 5.25%	(n)	6.25%	05/2028	7,900	7,792	0.8	7,500
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(7)(10)	One stop	L + 5.25%	(c)	6.25%	05/2028	1,690	1,667	0.2	1,672
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(7)(10)	One stop	L + 5.25%	(c)	6.25%	05/2028	1,117	1,106	0.1	1,106
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(7)(8)(10)	One stop	C + 5.25%	(n)	6.25%	05/2028	468	455	—	448
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(7)(10)	One stop	L + 5.25%	(c)	6.25%	05/2028	65	62	—	62
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(7)(10)	One stop	L + 5.25%	(c)	6.25%	05/2026	60	59	—	59
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(7)(8)(10)	One stop	C + 5.25%	(n)	6.25%	05/2026	26	23	—	22
Suveto Buyer, LLC	One stop	L + 4.25%	(c)	5.00%	09/2027	5,461	5,353	0.5	5,461
Suveto Buyer, LLC	One stop	L + 4.25%	(c)(f)	5.00%	09/2027	83	81	—	83
						139,805	137,775	13.4	137,275
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
BJH Holdings III Corp.#~	One stop	L + 4.50%	(c)	5.50%	08/2025	$21,317	$21,103	2.1%	$21,317
BJH Holdings III Corp.(5)	One stop	L + 4.50%		N/A(6)	08/2025	—	(5)	—	—
CR Fitness Holdings, LLC	Senior loan	L + 4.00%	(a)	5.00%	07/2025	329	327	—	329
CR Fitness Holdings, LLC#	Senior loan	L + 4.00%	(a)	5.00%	07/2025	312	310	—	312
CR Fitness Holdings, LLC	Senior loan	L + 4.00%	(a)	5.00%	07/2025	37	37	—	37
Davidson Hotel Company, LLC#	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	1,762	1,750	0.1	1,498
Davidson Hotel Company, LLC	One stop	L + 6.75%	(a)(c)	6.25% cash/1.50% PIK	07/2024	429	428	—	365
Davidson Hotel Company, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(8)
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	5.75%	01/2025	1,717	1,702	0.2	1,717
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	5.75%	01/2025	368	364	—	368
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(c)	5.75%	01/2025	60	60	—	60
Freddy's Frozen Custard LLC#~	One stop	L + 5.00%	(c)	6.00%	03/2027	3,618	3,587	0.4	3,618
Freddy's Frozen Custard LLC(5)	One stop	L + 5.00%		N/A(6)	03/2027	—	(1)	—	—
Harri US LLC#	One stop	L + 10.00%	(c)	7.00% cash/4.00% PIK	08/2026	336	292	—	339
Harri US LLC	One stop	L + 6.00%		N/A(6)	08/2026	—	—	—	—
Harri US LLC(5)	One stop	L + 6.00%		N/A(6)	08/2026	—	(3)	—	6
SSRG Holdings, LLC#~	One stop	L + 4.75%	(c)	5.75%	11/2025	6,336	6,295	0.6	6,336
SSRG Holdings, LLC	One stop	L + 4.75%	(c)	5.75%	11/2025	35	35	—	35
Sunshine Sub, LLC~	One stop	L + 4.75%	(a)	5.75%	05/2024	1,949	1,934	0.2	1,949
Sunshine Sub, LLC	One stop	L + 4.75%	(a)	5.75%	05/2024	1,908	1,893	0.2	1,908
Sunshine Sub, LLC(5)	One stop	L + 4.75%		N/A(6)	05/2024	—	(1)	—	—
Tropical Smoothie Cafe Holdings, LLC~	Senior loan	L + 5.25%	(a)(c)	6.25%	09/2026	5,675	5,623	0.6	5,675
Tropical Smoothie Cafe Holdings, LLC#	Senior loan	L + 5.25%	(a)(c)	6.25%	09/2026	2,604	2,581	0.3	2,604
Tropical Smoothie Cafe Holdings, LLC(5)	Senior loan	L + 5.25%		N/A(6)	09/2026	—	(1)	—	—
						48,792	48,310	4.7	48,465

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
Groundworks LLC	Senior loan	L + 5.00%	(c)	6.00%	01/2026	$1,390	$1,373	0.1%	$1,376
Groundworks LLC	Senior loan	L + 5.00%	(c)	6.00%	01/2026	628	620	0.1	621
Groundworks LLC#	Senior loan	L + 5.00%	(c)	6.00%	01/2026	418	414	—	414
Groundworks LLC	Senior loan	L + 5.00%	(c)	6.00%	01/2026	373	368	0.1	369
Groundworks LLC#	Senior loan	L + 5.00%	(c)	6.00%	01/2026	220	218	—	218
Groundworks LLC	Senior loan	L + 4.75%		N/A(6)	01/2026	—	—	—	—
Groundworks LLC(5)	Senior loan	L + 5.00%		N/A(6)	01/2026	—	(23)	—	(24)
						3,029	2,970	0.3	2,974
Household Products
WU Holdco, Inc. ~	One stop	L + 5.50%	(c)	6.50%	03/2026	1,218	1,211	0.1	1,219
WU Holdco, Inc. #	One stop	L + 5.50%	(c)	6.50%	03/2026	434	434	0.1	434
WU Holdco, Inc.	One stop	L + 5.50%	(c)	5.72%	03/2025	9	8	—	8
WU Holdco, Inc.	One stop	L + 5.50%		N/A(6)	03/2026	—	—	—	—
						1,661	1,653	0.2	1,661
Industrial Conglomerates
Arch Global CCT Holdings Corp.#	Senior loan	L + 4.50%	(c)	4.72%	04/2026	911	909	0.1	911
Arch Global CCT Holdings Corp.	Senior loan	L + 4.50%	(c)	4.72%	04/2026	445	441	—	444
Arch Global CCT Holdings Corp.	Senior loan	L + 4.50%		N/A(6)	04/2025	—	—	—	—
Arch Global CCT Holdings Corp.	Senior loan	L + 4.50%		N/A(6)	04/2026	—	—	—	2
Essential Services Holdings Corporation(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(109)	—	(111)
Essential Services Holdings Corporation(5)	One stop	L + 5.75%		N/A(6)	11/2025	—	(1)	—	(1)
Madison Safety & Flow LLC#	Senior loan	L + 4.00%	(a)	4.10%	03/2025	171	171	—	171
Madison Safety & Flow LLC	Senior loan	L + 4.00%	(a)	4.11%	03/2025	3	3	—	3
Specialty Measurement Bidco Limited#(7)(8)(9)	One stop	E + 5.75%	(g)	6.75%	11/2027	3,189	3,113	0.3	3,044
Specialty Measurement Bidco Limited#(7)(9)	One stop	L + 5.75%	(c)	6.75%	11/2027	3,185	3,112	0.3	3,185
Specialty Measurement Bidco Limited(5)(7)(8)(9)	One stop	L + 5.75%		N/A(6)	11/2027	—	(18)	—	—
						7,904	7,621	0.7	7,648
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Alera Group, Inc.#	One stop	L + 5.50%	(a)	6.25%	10/2028	$10,859	$10,754	1.1%	$10,804
Alera Group, Inc.	One stop	L + 5.50%	(a)	6.25%	10/2028	2,984	2,939	0.3	2,968
Alera Group, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(17)	—	(17)
AMBA Buyer, Inc. #	One stop	L + 5.75%	(c)	6.50%	07/2027	1,386	1,373	0.2	1,386
AMBA Buyer, Inc.	One stop	L + 5.75%		N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc. (5)	One stop	L + 5.75%		N/A(6)	07/2027	—	(4)	—	—
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(b)(c)	6.25%	08/2025	1,147	1,131	0.1	1,137
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	6.75%	08/2025	920	914	0.1	923
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	6.75%	08/2025	693	684	0.1	696
Integrity Marketing Acquisition, LLC~	One stop	L + 5.75%	(c)	6.75%	08/2025	359	355	—	360
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	6.75%	08/2025	314	313	—	316
Integrity Marketing Acquisition, LLC	One stop	L + 5.75%	(c)	6.75%	08/2025	190	189	—	191
Integrity Marketing Acquisition, LLC	One stop	L + 5.75%		N/A(6)	08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	Senior loan	L + 5.50%		N/A(6)	08/2025	—	(5)	—	(5)
J.S. Held Holdings, LLC#~	One stop	L + 5.50%	(c)	6.50%	07/2025	18,541	18,278	1.8	18,541
J.S. Held Holdings, LLC	One stop	L + 5.50%	(c)	6.50%	07/2025	1,960	1,912	0.2	1,960
J.S. Held Holdings, LLC	One stop	L + 5.50%	(a)	6.50%	07/2025	40	37	—	40
Keystone Agency Partners LLC#	Senior loan	L + 4.75%	(c)	5.75%	05/2027	142	140	—	140
Keystone Agency Partners LLC(5)	Senior loan	L + 5.50%		N/A(6)	05/2027	—	(41)	—	(41)
Long Term Care Group, Inc.#	One stop	L + 6.00%	(a)	6.75%	09/2027	1,277	1,253	0.1	1,277
Majesco#~	One stop	L + 7.25%	(c)	8.25%	09/2027	7,549	7,443	0.8	7,552
Majesco(5)	One stop	L + 7.25%		N/A(6)	09/2026	—	(3)	—	—
Norvax, LLC#	Senior loan	L + 5.00%	(d)	6.00%	09/2025	12,802	12,735	1.2	12,674
Norvax, LLC#	Senior loan	L + 5.00%	(c)	6.00%	09/2025	4,183	4,123	0.4	4,142
Orchid Underwriters Agency, LLC~	Senior loan	L + 4.50%	(c)	5.50%	12/2024	780	776	0.1	780
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%	(c)	5.50%	12/2024	191	190	—	191
Orchid Underwriters Agency, LLC	Senior loan	L + 4.50%		N/A(6)	12/2024	—	—	—	—
Pareto Health Intermediate Holdings, Inc. #	One stop	L + 5.25%	(c)	6.25%	08/2025	3,132	3,104	0.3	3,132
Patriot Growth Insurance Services, LLC#	One stop	L + 5.50%	(c)	6.25%	10/2028	3,409	3,376	0.3	3,375
Patriot Growth Insurance Services, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(1)	—	(1)
Patriot Growth Insurance Services, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(13)	—	(13)
People Corporation#(7)(8)(10)	One stop	C + 6.25%	(n)	7.25%	02/2028	5,815	5,725	0.6	5,920
People Corporation(7)(8)(10)	One stop	C + 6.25%	(n)	7.25%	02/2028	1,941	1,922	0.2	1,932
People Corporation(7)(8)(10)	One stop	C + 5.50%	(m)	6.25%	02/2028	270	242	—	157
People Corporation(7)(8)(10)	One stop	C + 6.25%	(n)	7.25%	02/2027	81	79	—	84
RSC Acquisition, Inc.~	One stop	L + 5.50%	(c)	6.25%	10/2026	12,306	12,118	1.2	12,183
RSC Acquisition, Inc.~	One stop	L + 5.50%	(b)(c)	6.25%	10/2026	3,159	3,006	0.3	3,127
RSC Acquisition, Inc.	One stop	L + 5.50%	(c)	6.25%	10/2026	1,083	1,073	0.1	1,072
RSC Acquisition, Inc.#	One stop	L + 5.50%	(c)	6.25%	10/2026	427	423	—	423
RSC Acquisition, Inc.	One stop	L + 5.50%	(c)	6.25%	10/2026	330	307	—	306
RSC Acquisition, Inc.	One stop	P + 4.50%	(f)	7.75%	10/2026	42	41	—	42
Sunstar Insurance Group, LLC#	Senior loan	L + 5.75%	(c)	6.75%	10/2026	314	309	—	314
Sunstar Insurance Group, LLC	Senior loan	L + 5.75%	(c)	6.75%	10/2026	158	156	—	158
Sunstar Insurance Group, LLC	Senior loan	L + 5.75%	(c)	6.75%	10/2026	158	155	—	158
Sunstar Insurance Group, LLC	Senior loan	L + 5.75%		N/A(6)	10/2026	—	—	—	—
TigerRisk, LLC#	One stop	L + 5.00%	(c)	6.00%	06/2027	8,849	8,769	0.9	8,849
TigerRisk, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2027	—	(1)	—	—
						107,791	106,259	10.4	107,233
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Internet & Catalog Retail
Revalize, Inc.#~	One stop	L + 5.25%	(c)	6.25%	04/2027	$5,966	$5,913	0.6%	$5,906
Revalize, Inc.	One stop	L + 5.25%	(c)	6.25%	04/2027	3,492	3,461	0.3	3,457
Revalize, Inc.	One stop	L + 5.25%	(c)	6.25%	04/2027	2,063	2,049	0.2	2,042
Revalize, Inc.	One stop	L + 5.25%	(c)	6.25%	04/2027	1,731	1,716	0.2	1,714
Revalize, Inc.	One stop	L + 5.25%	(c)	6.25%	04/2027	1,043	1,034	0.1	1,033
Revalize, Inc.#	One stop	L + 5.25%	(c)	6.25%	04/2027	778	771	0.1	771
Revalize, Inc.(5)	One stop	L + 5.25%		N/A(6)	04/2027	—	(2)	—	(2)
Revalize, Inc.(5)	One stop	L + 5.25%		N/A(6)	04/2027	—	(6)	—	(13)
						15,073	14,936	1.5	14,908
IT Services
Acquia, Inc.#	One stop	L + 7.00%	(c)	8.00%	10/2025	2,442	2,420	0.2	2,442
Acquia, Inc.	One stop	L + 7.00%		N/A(6)	10/2025	—	—	—	—
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.#	One stop	L + 7.50%	(c)	8.50% cash/1.00% PIK	08/2025	1,725	1,676	0.2	1,771
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	One stop	L + 6.50%		N/A(6)	08/2025	—	—	—	1
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.(5)	One stop	L + 6.50%		N/A(6)	08/2025	—	(4)	—	—
Centrify Corporation#	One stop	L + 5.75%	(c)	6.75%	03/2028	6,547	6,460	0.6	6,547
Centrify Corporation#	One stop	L + 5.75%	(c)	6.75%	03/2028	3,841	3,798	0.4	3,841
Centrify Corporation(5)	One stop	L + 5.75%		N/A(6)	03/2027	—	(3)	—	—
CivicPlus, LLC#	One stop	L + 6.25%	(c)	7.00%	08/2027	2,623	2,598	0.3	2,623
CivicPlus, LLC	One stop	L + 6.25%		N/A(6)	08/2027	—	—	—	—
CivicPlus, LLC(5)	One stop	L + 6.25%		N/A(6)	08/2027	—	(12)	—	—
Cordeagle US Finco, Inc.#	One stop	L + 6.75%	(c)	7.75%	07/2027	1,440	1,413	0.1	1,440
Cordeagle US Finco, Inc.(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(1)	—	—
Episerver, Inc.#	One stop	L + 5.50%	(c)	6.50%	04/2026	4,938	4,874	0.5	4,901
Episerver, Inc.(7)(8)	One stop	E + 5.75%	(g)	5.75%	04/2026	4,665	4,626	0.4	4,589
Episerver, Inc.	One stop	L + 5.50%	(c)	6.50%	04/2026	2,705	2,682	0.3	2,685
Episerver, Inc.#	One stop	L + 5.50%	(c)	6.50%	04/2026	1,530	1,508	0.1	1,519
Episerver, Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(3)	—	(3)
Episerver, Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(14)	—	(14)
Infinisource, Inc.#~	One stop	L + 4.50%	(c)	5.50%	10/2026	10,329	10,230	1.0	10,226
Infinisource, Inc.#	One stop	L + 4.50%	(c)	5.50%	10/2026	6,554	6,491	0.6	6,489
Infinisource, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2026	4,924	4,878	0.5	4,875
Infinisource, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2026	1,712	1,696	0.2	1,695
Infinisource, Inc.#	One stop	L + 4.50%	(c)	5.50%	10/2026	1,221	1,207	0.1	1,209
Infinisource, Inc.(5)	One stop	L + 4.50%		N/A(6)	10/2026	—	(2)	—	(2)
Infinisource, Inc.(5)	One stop	L + 4.50%		N/A(6)	10/2026	—	(84)	—	(86)
Infinisource, Inc.(5)	One stop	L + 4.50%		N/A(6)	10/2026	—	(17)	—	(17)
PCS Intermediate II Holdings, LLC~	One stop	L + 5.25%	(c)	6.25%	01/2026	4,857	4,824	0.5	4,857
PCS Intermediate II Holdings, LLC#	One stop	L + 5.25%	(c)	6.25%	01/2026	711	704	0.1	711
PCS Intermediate II Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC#~	One stop	L + 5.50%	(c)	6.50%	12/2025	18,464	18,313	1.8	18,464
Recordxtechnologies, LLC	One stop	L + 5.50%	(c)	6.50%	12/2025	1,684	1,666	0.2	1,684
Recordxtechnologies, LLC	One stop	L + 5.50%	(c)	6.50%	12/2025	100	98	—	100
Red Dawn SEI Buyer, Inc.#~	Senior loan	L + 4.25%	(c)	5.25%	11/2025	13,404	13,296	1.3	13,356
Red Dawn SEI Buyer, Inc.#(7)(8)	Senior loan	SN + 4.50%	(o)	5.50%	11/2025	9,570	9,493	0.9	9,497
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.25%	11/2025	2,383	2,368	0.2	2,375
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services - (continued)
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.50%	(c)	5.50%	11/2025	$988	$970	0.1%	$1,000
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(2)	—	(1)
Saturn Borrower Inc.#~	One stop	L + 6.50%	(c)	7.50%	09/2026	8,016	7,823	0.8	7,855
Saturn Borrower Inc.	One stop	L + 6.50%	(c)	7.50%	09/2026	62	59	—	60
						117,435	116,028	11.4	116,689
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	$1,455	$1,448	0.1%	$1,455
WBZ Investment LLC	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	482	480	0.1	482
WBZ Investment LLC	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	335	334	—	335
WBZ Investment LLC	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	172	171	—	172
WBZ Investment LLC	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	09/2024	41	41	—	41
						2,485	2,474	0.2	2,485
Life Sciences Tools & Services
PAS Parent Inc.#	One stop	L + 5.50%	(c)	6.25%	12/2028	14,881	14,584	1.5	14,732
PAS Parent Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(13)	—	(4)
PAS Parent Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(78)	—	(78)
Unchained Labs, LLC#	Senior loan	L + 5.50%	(a)	6.50%	08/2027	366	359	—	366
Unchained Labs, LLC(5)	Senior loan	L + 5.50%		N/A(6)	08/2027	—	(1)	—	—
Unchained Labs, LLC(5)	Senior loan	L + 5.50%		N/A(6)	08/2027	—	(9)	—	—
						15,247	14,842	1.5	15,016
Machinery
Bad Boy Mowers Acquisition, LLC#	Senior loan	L + 4.25%	(c)	5.00%	03/2028	730	729	0.1	730
Blackbird Purchaser, Inc. #~	Senior loan	L + 4.50%	(c)(f)	5.25%	04/2026	6,052	5,971	0.6	5,931
Blackbird Purchaser, Inc. (5)	Senior loan	L + 4.50%		N/A(6)	10/2025	—	(1)	—	(2)
Blackbird Purchaser, Inc. (5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(12)	—	(12)
Blackbird Purchaser, Inc. (5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(14)	—	(29)
Chase Industries, Inc.	Senior loan	L + 5.50%	(c)	6.50%	05/2025	1,956	1,939	0.1	1,369
Chase Industries, Inc.	Senior loan	L + 7.00%	(c)	6.50% cash/1.50% PIK	05/2025	339	336	—	237
Chase Industries, Inc.	Senior loan	L + 7.00%	(c)	6.50% cash/1.50% PIK	05/2023	175	174	—	121
						9,252	9,122	0.8	8,345
Marine
Veson Nautical LLC~	One stop	L + 5.25%	(c)	6.25%	11/2025	3,869	3,839	0.4	3,869
Veson Nautical LLC#	One stop	L + 5.25%	(c)	6.25%	11/2025	2,911	2,885	0.3	2,911
Veson Nautical LLC(5)	One stop	L + 5.25%		N/A(6)	11/2025	—	(1)	—	—
						6,780	6,723	0.7	6,780
Media
Triple Lift, Inc.#	One stop	L + 5.75%	(c)	6.50%	05/2028	2,123	2,085	0.2	2,123
Triple Lift, Inc.(5)	One stop	L + 5.75%		N/A(6)	05/2028	—	(1)	—	—
						2,123	2,084	0.2	2,123
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.#(7)(10)	One stop	L + 6.75%	(c)	7.75%	05/2025	5,608	5,541	0.5	5,608
3ES Innovation, Inc.(5)(7)(10)	One stop	L + 6.75%		N/A(6)	05/2025	—	(1)	—	—
Drilling Info Holdings, Inc.#~	Senior loan	L + 4.50%	(a)	4.60%	07/2025	11,930	11,711	1.2	12,007
Drilling Info Holdings, Inc.#~	Senior loan	L + 4.25%	(a)	4.35%	07/2025	9,706	9,633	0.9	9,690
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(1)	—	(1)
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	07/2023	—	(2)	—	(1)
Project Power Buyer, LLC~	One stop	L + 6.00%	(c)	7.00%	05/2026	3,851	3,817	0.4	3,851
Project Power Buyer, LLC(5)	One stop	L + 6.00%		N/A(6)	05/2025	—	(1)	—	—

						31,095	30,697	3.0	31,154
Paper & Forest Products
Messenger, LLC#	One stop	L + 5.75%	(c)	6.75%	12/2027	3,910	3,871	0.4	3,871
Messenger, LLC	One stop	P + 4.75%	(c)(f)	7.71%	12/2027	33	32	—	32
Messenger, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2027	—	(22)	—	(22)
						3,943	3,881	0.4	3,881
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
ACP Ulysses Buyer, Inc.#~	Senior loan	L + 5.25%	(a)	6.25%	02/2026	$9,312	$9,222	0.9%	$9,219
Amalthea Parent, Inc.#(7)(10)~	One stop	L + 5.00%	(a)(f)	5.75%	03/2027	21,501	21,299	2.1	21,287
Amalthea Parent, Inc.(5)(7)(10)	One stop	L + 5.00%		N/A(6)	03/2027	—	(2)	—	(3)
Amalthea Parent, Inc.(5)(7)(10)	One stop	L + 5.00%		N/A(6)	03/2027	—	(17)	—	(19)
Amalthea Parent, Inc.(5)(7)(10)	One stop	L + 5.00%		N/A(6)	03/2027	—	(68)	—	(68)
Cobalt Buyer Sub, Inc.#	One stop	L + 5.25%	(c)	6.00%	10/2028	4,549	4,461	0.4	4,549
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(c)	6.00%	10/2027	9	7	—	9
Cobalt Buyer Sub, Inc.(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(15)	—	—
Spark Bidco Limited#(7)(8)(9)	Senior loan	SN + 4.75%	(o)	4.94%	08/2028	11,604	11,439	1.1	11,415
Spark Bidco Limited(5)(7)(8)(9)	Senior loan	SN + 4.75%		N/A(6)	02/2028	—	(1)	—	—
Spark Bidco Limited(5)(7)(8)(9)	Senior loan	SN + 4.75%		N/A(6)	08/2028	—	(31)	—	1
						46,975	46,294	4.5	46,390
Professional Services
IG Investments Holdings, LLC#	One stop	L + 6.00%	(c)	6.75%	09/2028	2,797	2,743	0.3	2,797
IG Investments Holdings, LLC	One stop	L + 6.00%	(a)	6.75%	09/2027	21	21	—	21
NBG Acquisition Corp. and NBG-P Acquisition Corp.#~	One stop	L + 5.25%	(c)	6.00%	11/2028	26,867	26,670	2.6	26,665
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(c)	6.00%	11/2028	13	12	—	12
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(61)	—	(62)
Net Health Acquisition Corp.#	One stop	L + 5.75%	(c)	6.75%	12/2025	1,462	1,450	0.1	1,462
Net Health Acquisition Corp.~	One stop	L + 5.75%	(c)	6.75%	12/2025	855	846	0.1	855
Net Health Acquisition Corp.~	One stop	L + 5.75%	(c)	6.75%	12/2025	736	728	0.1	736
Net Health Acquisition Corp.~	One stop	L + 5.75%	(c)	6.75%	12/2025	462	457	—	462
Net Health Acquisition Corp.~	One stop	L + 5.75%	(c)	6.75%	12/2025	109	108	—	109
Net Health Acquisition Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(2)	—	—
PlanSource Holdings, Inc. #	One stop	L + 6.25%	(c)	7.25%	04/2025	2,818	2,794	0.3	2,797
PlanSource Holdings, Inc. #	One stop	L + 6.25%	(c)	7.25%	04/2025	484	480	—	480
PlanSource Holdings, Inc. (5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	(1)
PlanSource Holdings, Inc. (5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(4)	—	(4)
ProcessMAP Corporation#	One stop	L + 6.00%	(c)	6.75%	12/2027	1,698	1,681	0.2	1,681
ProcessMAP Corporation(5)	One stop	L + 6.00%		N/A(6)	12/2027	—	—	—	(1)
Procure Acquireco, Inc.#	One stop	L + 5.50%	(c)	6.25%	12/2028	7,862	7,783	0.8	7,783
Procure Acquireco, Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(1)	—	(1)
Procure Acquireco, Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(44)	—	(45)
						46,184	45,660	4.5	45,746
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
Inhabit IQ Inc.#	One stop	L + 5.50%	(c)	6.50%	07/2025	$9,511	$9,424	1.0%	$9,511
Inhabit IQ Inc.~	One stop	L + 5.50%	(c)	6.50%	07/2025	2,744	2,725	0.3	2,744
Inhabit IQ Inc.~	One stop	L + 5.50%	(c)	6.50%	07/2025	2,563	2,531	0.2	2,563
Inhabit IQ Inc.~	One stop	L + 5.50%	(c)	6.50%	07/2025	1,108	1,101	0.1	1,108
Inhabit IQ Inc.	One stop	L + 5.50%	(c)	6.50%	07/2025	904	898	0.1	904
Inhabit IQ Inc.	One stop	L + 5.50%	(c)	6.50%	07/2025	390	387	—	390
Inhabit IQ Inc.	One stop	L + 5.50%	(c)	6.50%	07/2025	331	329	—	331
Inhabit IQ Inc.	One stop	L + 5.50%	(c)	6.50%	07/2025	330	328	—	330
Inhabit IQ Inc.	One stop	L + 5.50%	(c)	6.50%	07/2025	260	258	—	260
Inhabit IQ Inc.	One stop	L + 5.50%	(c)	6.50%	07/2025	137	136	—	137
Inhabit IQ Inc.(5)	One stop	L + 5.50%		N/A(6)	07/2025	—	(1)	—	—
Inhabit IQ Inc.(5)	One stop	L + 5.50%		N/A(6)	07/2025	—	(152)	—	—
MRI Software LLC#~	One stop	L + 5.50%	(c)	6.50%	02/2026	15,277	15,192	1.5	15,277
MRI Software LLC~	One stop	L + 5.50%	(c)	6.50%	02/2026	2,234	2,187	0.2	2,234
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	—
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(6)	—	—
RPL Bidco Limited(7)(8)(9)	One stop	SN + 5.75%	(o)	5.94%	08/2028	8,713	8,589	0.9	8,503
RPL Bidco Limited(7)(8)(9)	One stop	SF + 5.75%		N/A(6)	02/2028	—	—	—	—
						44,502	43,924	4.3	44,292
Road & Rail
Channelside Acquisitona Co, Inc.#	One stop	L + 5.25%	(c)	6.25%	07/2028	1,033	1,010	0.1	1,033
Channelside Acquisitona Co, Inc.(5)	One stop	L + 5.25%		N/A(6)	07/2026	—	(1)	—	—
Channelside Acquisitona Co, Inc.(5)	One stop	L + 5.25%		N/A(6)	07/2028	—	(8)	—	—
Internet Truckstop Group LLC~	One stop	L + 5.75%	(c)	6.75%	04/2025	7,935	7,800	0.8	7,935
Internet Truckstop Group LLC#	One stop	L + 5.75%	(c)	6.75%	04/2025	3,490	3,447	0.3	3,490
Internet Truckstop Group LLC(5)	One stop	L + 5.75%		N/A(6)	04/2025	—	(2)	—	—
						12,458	12,246	1.2	12,458

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Appfire Technologies, LLC#~	One stop	L + 5.50%	(c)	6.50%	03/2027	$13,727	$13,533	1.4%	$13,727
Appfire Technologies, LLC	One stop	L + 5.50%	(c)	6.50%	03/2027	20	19	—	20
Appfire Technologies, LLC(5)	One stop	L + 5.50%		N/A(6)	03/2027	—	(6)	—	—
Apptio, Inc. #	One stop	L + 7.25%	(d)	8.25%	01/2025	12,605	12,477	1.2	12,605
Apptio, Inc.	One stop	L + 7.25%	(d)	8.25%	01/2025	38	37	—	38
Aras Corporation#	One stop	L + 7.00%	(c)	4.25% cash/3.75% PIK	04/2027	5,408	5,361	0.5	5,416
Aras Corporation(5)	One stop	L + 6.50%		N/A(6)	04/2027	—	(1)	—	(2)
Auvik Networks Inc.#(7)(10)	One stop	L + 5.50%	(c)	6.50%	07/2027	2,964	2,936	0.3	2,964
Auvik Networks Inc.(5)(7)(10)	One stop	L + 5.50%		N/A(6)	07/2027	—	(1)	—	—
Axiom Merger Sub Inc.	One stop	L + 6.00%	(c)(d)	7.00%	04/2026	1,138	1,124	0.1	1,130
Axiom Merger Sub Inc.#	One stop	L + 6.00%	(d)	7.00%	04/2026	979	970	0.1	972
Axiom Merger Sub Inc.(7)(8)	One stop	E + 6.25%	(g)(h)	6.25%	04/2026	474	468	—	475
Axiom Merger Sub Inc.(5)	One stop	L + 6.00%		N/A(6)	10/2025	—	(1)	—	—
Axiom Merger Sub Inc.(5)	One stop	L + 6.00%		N/A(6)	04/2026	—	(2)	—	(2)
Azul Systems, Inc.~	Senior loan	L + 4.50%	(c)	5.50%	04/2027	9,492	9,420	0.9	9,497
Azul Systems, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(1)	—	—
Bayshore Intermediate #2, L.P.	One stop	L + 7.75%	(c)	8.50%	10/2028	25,442	24,890	2.5	25,548
Bayshore Intermediate #2, L.P.(5)	One stop	L + 6.75%		N/A(6)	10/2027	—	(4)	—	(7)
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(c)	5.25%	07/2026	571	566	0.1	567
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(c)	5.25%	07/2026	202	201	—	201
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(c)	5.25%	07/2026	151	150	—	150
Bearcat Buyer, Inc.	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Beqom North America, Inc.#	One stop	L + 7.50%	(c)	7.00% cash/1.50% PIK	06/2026	366	364	—	385
Beqom North America, Inc.	One stop	L + 6.00%		N/A(6)	06/2026	—	—	—	1
Bullhorn, Inc.#~	One stop	L + 5.75%	(c)	6.75%	09/2026	13,375	13,190	1.3	13,375
Bullhorn, Inc.(7)(8)	One stop	L + 6.00%	(i)	6.26%	09/2026	2,386	2,354	0.3	2,631
Bullhorn, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2026	1,466	1,446	0.1	1,466
Bullhorn, Inc.#~	One stop	L + 5.75%	(c)	6.75%	09/2026	1,425	1,409	0.2	1,425
Bullhorn, Inc.#(7)(8)	One stop	E + 5.75%	(g)	5.75%	09/2026	958	945	0.1	989
Bullhorn, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2026	657	648	0.1	657
Bullhorn, Inc.	One stop	L + 5.75%	(c)	6.75%	09/2026	524	517	0.1	524
Bullhorn, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(4)	—	—
Bullhorn, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(9)	—	—
Burning Glass Intermediate Holdings Company, Inc.#	One stop	L + 5.00%	(a)	6.00%	06/2028	3,834	3,764	0.4	3,839
Burning Glass Intermediate Holdings Company, Inc.	One stop	L + 5.00%	(c)	6.00%	06/2026	21	19	—	20
Calabrio, Inc. #	One stop	L + 7.00%	(c)	8.00%	04/2027	21,174	20,894	2.1	21,174
Calabrio, Inc. (5)	One stop	L + 7.00%		N/A(6)	04/2027	—	(4)	—	—
Community Brands Parentco LLC#	Senior loan	L + 4.00%	(a)	5.00%	12/2022	489	487	0.1	489
Community Brands Parentco LLC#	Senior loan	L + 4.00%	(a)	5.00%	12/2022	230	229	—	230
Community Brands Parentco LLC#	Senior loan	L + 4.00%	(a)	5.00%	12/2022	219	219	—	219
Community Brands Parentco LLC	Senior loan	L + 4.00%	(a)	5.00%	12/2022	129	128	—	129
Community Brands Parentco LLC#	Senior loan	L + 4.00%	(a)	5.00%	12/2022	125	125	—	125
Cybergrants Holdings, LLC#	One stop	L + 6.50%	(c)	7.25%	09/2027	24,690	24,339	2.4	24,443
Cybergrants Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	09/2027	—	(3)	—	(2)
Cybergrants Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	09/2027	—	(17)	—	(18)
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Daxko Acquisition Corporation#~	One stop	L + 5.50%	(c)	6.25%	10/2028	$12,654	$12,531	1.2%	$12,527
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2027	—	(2)	—	(2)
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(15)	—	(16)
Diligent Corporation#~	One stop	L + 6.25%	(c)	7.25%	08/2025	27,703	27,480	2.7	27,858
Diligent Corporation#	One stop	L + 5.75%	(c)	6.75%	08/2025	2,352	2,333	0.2	2,329
Diligent Corporation	One stop	L + 6.25%	(c)	7.25%	08/2025	433	397	0.1	435
Diligent Corporation(5)	One stop	L + 6.25%		N/A(6)	08/2025	—	(4)	—	5
Diligent Corporation(5)	One stop	L + 6.25%		N/A(6)	08/2025	—	(35)	—	9
FirstUp, Inc#	One stop	L + 6.75%	(c)	4.25% cash/3.50% PIK	07/2027	3,227	3,198	0.3	3,227
FirstUp, Inc(5)	One stop	L + 6.25%		N/A(6)	07/2027	—	(1)	—	—
Gainsight, Inc.#	One stop	L + 6.75%	(c)	7.50%	07/2027	3,144	3,094	0.3	3,089
Gainsight, Inc.(5)	One stop	L + 6.25%		N/A(6)	07/2027	—	(2)	—	(2)
GS Acquisitionco, Inc.#~	One stop	L + 5.75%	(c)	6.75%	05/2026	37,014	36,731	3.6	36,829
GS Acquisitionco, Inc.	One stop	L + 5.75%	(b)(c)	6.75%	05/2026	83	82	—	82
GS Acquisitionco, Inc.(5)	One stop	L + 5.75%		N/A(6)	05/2026	—	(12)	—	(26)
ICIMS, Inc.#	One stop	L + 6.50%	(c)	7.50%	09/2024	3,240	3,213	0.3	3,240
ICIMS, Inc.#	One stop	L + 6.50%	(c)	7.50%	09/2024	1,065	1,059	0.1	1,065
ICIMS, Inc.#	One stop	L + 6.50%	(c)	7.50%	09/2024	621	617	0.1	621
ICIMS, Inc.	One stop	L + 6.50%	(c)	7.50%	09/2024	44	44	—	44
Impartner, Inc.#	One stop	L + 9.50%	(c)	9.30% cash/2.00% PIK	08/2025	1,185	1,179	0.1	1,232
Impartner, Inc.	One stop	L + 9.50%	(c)	9.30% cash/2.00% PIK	08/2025	93	93	—	97
Impartner, Inc.	One stop	L + 7.50%		N/A(6)	08/2025	—	—	—	4
Impartner, Inc.	One stop	L + 7.50%		N/A(6)	08/2025	—	—	—	—
Juvare, LLC~	One stop	L + 5.75%	(c)	6.75%	10/2026	3,012	2,981	0.3	3,012
Juvare, LLC	One stop	L + 5.75%	(c)	6.75%	10/2026	695	688	0.1	695
Juvare, LLC(5)	One stop	L + 5.75%		N/A(6)	04/2026	—	(1)	—	—
Juvare, LLC(5)	One stop	L + 5.75%		N/A(6)	10/2026	—	(10)	—	—
Kaseya Traverse Inc#	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	05/2025	15,113	14,947	1.5	15,113
Kaseya Traverse Inc#	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	05/2025	6,139	6,041	0.6	6,139
Kaseya Traverse Inc	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	05/2025	1,772	1,760	0.2	1,772
Kaseya Traverse Inc	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	05/2025	1,445	1,427	0.1	1,445
Kaseya Traverse Inc	One stop	L + 6.50%	(c)	6.50% cash/1.00% PIK	05/2025	1,214	1,168	0.1	1,214
Kaseya Traverse Inc(5)	One stop	L + 6.50%		N/A(6)	05/2025	—	(1)	—	—
Mindbody, Inc.	One stop	L + 8.50%	(c)(d)	8.00% cash/1.50% PIK	02/2025	11,930	11,869	1.2	11,944
Mindbody, Inc.	One stop	L + 8.50%	(c)	8.00% cash/1.50% PIK	02/2025	1,344	1,331	0.1	1,346
Mindbody, Inc.(5)	One stop	L + 7.00%		N/A(6)	02/2025	—	(1)	—	(1)
Ministry Brands Holdings LLC#	One stop	L + 5.50%	(c)	6.25%	12/2028	9,775	9,678	0.9	9,678
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(2)	—	(2)
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(89)	—	(89)
Namely, Inc.#	One stop	L + 8.50%	(c)	8.25% cash/2.25% PIK	06/2024	2,161	2,068	0.2	2,161
Namely, Inc.	One stop	L + 8.50%	(c)	8.25% cash/2.25% PIK	06/2024	814	782	0.1	814
Namely, Inc.	One stop	L + 8.50%	(a)	8.25% cash/2.25% PIK	06/2024	36	36	—	36
Neo Bidco GMBH#(7)(8)(12)	One stop	E + 6.00%	(h)	6.00%	07/2028	3,016	2,974	0.3	2,902
Neo Bidco GMBH(7)(8)(12)	One stop	E + 6.00%		N/A(6)	01/2028	—	—	—	—
PDI TA Holdings, Inc.#~	One stop	L + 4.50%	(c)	5.50%	10/2024	3,357	3,333	0.3	3,357
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
PDI TA Holdings, Inc.#	Second lien	L + 8.50%	(c)	9.50%	10/2025	$1,356	$1,340	0.1%	$1,356
PDI TA Holdings, Inc.#	One stop	L + 4.50%	(c)	5.50%	10/2024	275	273	—	275
PDI TA Holdings, Inc.#	Second lien	L + 8.50%	(c)	9.50%	10/2025	274	271	—	274
PDI TA Holdings, Inc.	One stop	L + 4.50%	(c)	5.50%	10/2024	200	198	—	200
PDI TA Holdings, Inc.	Second lien	L + 8.50%	(c)(d)	9.50%	10/2025	149	148	—	149
PDI TA Holdings, Inc.(5)(7)(8)	One stop	SN + 4.50%		N/A(6)	10/2024	—	(3)	—	—
PDI TA Holdings, Inc.(5)	One stop	L + 4.50%		N/A(6)	10/2024	—	(6)	—	—
Personify, Inc.#	One stop	L + 5.25%	(c)	6.25%	09/2024	3,244	3,230	0.3	3,244
Personify, Inc.#	One stop	L + 5.25%	(c)	6.25%	09/2024	1,955	1,941	0.2	1,955
Personify, Inc.	One stop	L + 5.25%		N/A(6)	09/2024	—	—	—	—
Pluralsight, LLC#	One stop	L + 8.00%	(c)	9.00%	03/2027	9,346	9,263	0.9	9,346
Pluralsight, LLC(5)	One stop	L + 8.00%		N/A(6)	03/2027	—	(1)	—	—
ProcessUnity Holdings, LLC#	One stop	L + 6.00%	(d)	6.75%	09/2028	1,793	1,775	0.2	1,793
ProcessUnity Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(1)	—	—
ProcessUnity Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(3)	—	—
Pyramid Healthcare Acquisition Corp.#	One stop	L + 4.75%	(c)	5.75%	05/2027	7,301	7,236	0.7	7,301
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(c)	5.75%	05/2027	251	229	—	251
Pyramid Healthcare Acquisition Corp.(5)	One stop	L + 4.75%		N/A(6)	05/2027	—	(2)	—	—
QAD, Inc.#	One stop	L + 6.00%	(c)	6.75%	11/2027	34,836	34,496	3.4	34,487
QAD, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2027	—	(5)	—	(5)
RegEd Aquireco, LLC#	Senior loan	L + 4.25%	(a)	5.25%	12/2024	1,202	1,196	0.1	1,178
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)	4.35%	12/2024	46	45	—	43
Riskonnect Parent, LLC#	One stop	L + 5.50%	(c)	6.25%	12/2028	23,720	23,485	2.3	23,482
Riskonnect Parent, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(4)	—	(4)
Riskonnect Parent, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(113)	—	(114)
Rodeo Buyer Company & Absorb Software Inc.#	One stop	L + 6.25%	(c)	7.25%	05/2027	1,760	1,744	0.2	1,760
Rodeo Buyer Company & Absorb Software Inc.(5)	One stop	L + 6.25%		N/A(6)	05/2027	—	(1)	—	—
Sontatype, Inc.#	One stop	L + 6.75%	(c)	7.75%	12/2025	12,912	12,827	1.3	12,912
Sontatype, Inc.(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(2)	—	—
Spartan Buyer Acquisition Co.#	One stop	L + 6.25%	(c)	7.25%	12/2026	12,643	12,513	1.2	12,643
Spartan Buyer Acquisition Co.#	One stop	L + 6.25%	(c)	7.25%	12/2026	812	797	0.1	812
Spartan Buyer Acquisition Co.(5)	One stop	L + 6.25%		N/A(6)	12/2026	—	(2)	—	—
Tahoe Bidco B.V.	One stop	L + 6.00%	(c)	6.75%	09/2028	5,122	5,073	0.5	5,122
Tahoe Bidco B.V. (5)	One stop	L + 6.00%		N/A(6)	10/2027	—	(1)	—	—
Telesoft Holdings LLC#~	One stop	L + 5.75%	(c)	6.75%	12/2025	20,903	20,588	2.0	20,903
Telesoft Holdings LLC(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(3)	—	—
TI Intermediate Holdings, LLC~	Senior loan	L + 4.25%	(a)	4.35%	12/2024	810	804	0.1	791
TI Intermediate Holdings, LLC#	Senior loan	L + 4.25%	(a)	5.25%	12/2024	217	213	—	214
TI Intermediate Holdings, LLC	Senior loan	L + 4.25%	(a)	5.25%	12/2024	102	100	—	101
TI Intermediate Holdings, LLC#	Senior loan	L + 4.50%	(a)	5.50%	12/2024	38	37	—	37
TI Intermediate Holdings, LLC	Senior loan	L + 4.25%	(a)	5.25%	12/2024	33	31	—	31
TI Intermediate Holdings, LLC(5)	Senior loan	L + 4.25%		N/A(6)	12/2024	—	—	—	(1)
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	7.25%	03/2025	1,935	1,915	0.2	1,935
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(c)	7.25%	03/2025	1,280	1,270	0.1	1,280
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(c)	7.25%	03/2025	859	850	0.1	859
Togetherwork Holdings, LLC	One stop	L + 6.25%	(c)	7.25%	03/2025	741	735	0.1	741
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	7.25%	03/2025	494	489	0.1	494
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	7.25%	03/2025	473	468	0.1	473
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	7.25%	03/2025	468	463	0.1	468
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	7.25%	03/2025	435	431	—	435
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	7.25%	03/2025	399	395	—	400
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	7.25%	03/2025	300	296	—	300
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	7.25%	03/2025	$200	$198	—%	$200
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	7.25%	03/2025	180	178	—	180
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	7.25%	03/2025	84	83	—	84
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	7.25%	03/2025	81	81	—	81
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	7.25%	03/2025	17	17	—	17
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	7.25%	03/2025	16	16	—	16
Togetherwork Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	03/2024	—	(1)	—	—
Trintech, Inc.~	One stop	L + 6.00%	(c)	7.00%	12/2024	2,066	2,053	0.2	2,066
Trintech, Inc.~	One stop	L + 6.00%	(c)	7.00%	12/2024	1,028	1,021	0.1	1,028
Trintech, Inc.	One stop	L + 6.00%	(c)	7.00%	12/2024	50	49	—	50
Vector CS Midco Limited & Cloudsense Ltd.(7)(8)(9)	One stop	L + 8.05%	(i)	5.30% cash/3.55% PIK	05/2024	2,080	2,071	0.2	1,828
Vector CS Midco Limited & Cloudsense Ltd.(7)(8)(9)	One stop	L + 8.05%	(i)	5.30% cash/3.55% PIK	05/2024	69	69	—	61
Vendavo, Inc.#	One stop	L + 5.75%	(c)	6.75%	09/2027	8,394	8,324	0.8	8,394
Vendavo, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2027	—	(1)	—	—
Workforce Software, LLC#	One stop	L + 7.00%	(c)	5.00% cash/3.00% PIK	07/2025	11,096	10,943	1.1	11,096
Workforce Software, LLC#	One stop	L + 4.00%	(c)	5.00%	07/2025	1,962	1,945	0.2	1,962
Workforce Software, LLC	One stop	L + 6.50%	(c)	7.50%	07/2025	88	87	—	88
						476,055	470,286	46.3	474,655
Specialty Retail
Consilio Midco Limited#(7)(8)(9)	One stop	E + 6.25%	(g)	6.25%	05/2028	30,256	29,958	2.9	30,043
Consilio Midco Limited#(7)(9)	One stop	L + 5.75%	(d)	6.75%	05/2028	4,517	4,434	0.4	4,393
Consilio Midco Limited(7)(9)	One stop	L + 5.75%	(c)	6.75%	05/2028	845	829	0.1	822
Consilio Midco Limited(7)(9)	One stop	L + 5.75%	(c)	6.75%	05/2028	287	280	—	279
Consilio Midco Limited(5)(7)(9)	One stop	L + 5.75%		N/A(6)	05/2028	—	(2)	—	(3)
Consilio Midco Limited(5)(7)(9)	One stop	L + 5.75%		N/A(6)	05/2028	—	(5)	—	(15)
Consilio Midco Limited(5)(7)(8)(9)	One stop	E + 6.25%		N/A(6)	05/2028	—	(12)	—	(13)
Consilio Midco Limited(5)(7)(9)	One stop	L + 5.75%		N/A(6)	05/2028	—	(1)	—	(1)
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	1,845	1,831	0.2	1,845
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	1,606	1,593	0.2	1,606
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	1,520	1,514	0.1	1,520
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	1,446	1,438	0.1	1,446
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	1,107	1,102	0.1	1,107
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	1,070	1,061	0.1	1,070
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	875	872	0.1	875
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	867	860	0.1	867
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	797	790	0.1	797
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	747	743	0.1	747
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(a)	7.25%	08/2023	647	643	0.1	647
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	640	635	0.1	640
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	617	614	0.1	617
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	600	594	0.1	600
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	597	595	0.1	597
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	563	559	0.1	563
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	556	551	0.1	556
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	530	526	0.1	530
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	486	484	0.1	486
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	444	442	—	444
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	$443	$440	0.1%	$443
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	443	440	0.1	443
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	417	409	0.1	417
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	409	405	0.1	409
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	405	402	—	405
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	383	381	0.1	383
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	376	373	0.1	376
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	374	371	0.1	374
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	373	369	0.1	373
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	351	348	—	351
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	347	345	—	347
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	340	338	—	340
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	321	318	—	321
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	312	310	—	312
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	288	286	0.1	288
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	258	256	—	258
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	252	248	—	252
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	251	250	—	251
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	247	245	—	247
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	245	243	—	245
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	245	243	—	245
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	194	193	—	194
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	193	192	—	193
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	190	189	—	190
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	188	187	—	188
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	178	176	—	178
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	176	174	—	176
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	174	173	—	174
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	171	170	—	171
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	163	161	—	163
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	160	159	—	160
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	158	158	—	158
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	152	151	—	152
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	150	149	—	150
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	147	146	—	147
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	147	146	—	147
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	146	145	—	146
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	144	143	—	144
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	139	138	—	139
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	138	137	—	138
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	138	137	—	138
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	125	124	—	125
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	121	120	—	121
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	116	115	—	116
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	108	107	—	108
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	103	103	—	103
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	100	99	—	100
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	99	99	—	99
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	97	96	—	97
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	96	95	—	96
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	95	94	—	95
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	90	90	—	90
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	$89	$89	—%	$89
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	85	84	—	85
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	85	84	—	85
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	79	79	—	79
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	78	77	—	78
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	72	71	—	72
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	69	68	—	69
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	67	67	—	67
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	67	66	—	67
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	62	61	—	62
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	59	58	—	59
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	58	57	—	58
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	56	55	—	56
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	55	54	—	55
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	55	55	—	55
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	54	53	—	54
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	52	52	—	52
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)(c)	7.25%	08/2023	50	50	—	50
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	50	50	—	50
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	49	49	—	49
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	44	44	—	44
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	44	44	—	44
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	42	42	—	42
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	42	42	—	42
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	42	42	—	42
Imperial Optical Midco Inc.	One stop	L + 6.25%	(c)	7.25%	08/2023	41	40	—	41
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	40	40	—	40
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	37	36	—	37
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	33	33	—	33
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	32	32	—	32
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	31	31	—	31
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	31	31	—	31
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	28	27	—	28
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	25	25	—	25
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	25	25	—	25
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	24	24	—	24
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	24	23	—	24
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	24	24	—	24
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	23	23	—	23
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	22	22	—	22
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	21	21	—	21
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	20	20	—	20
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	17	17	—	17
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	17	17	—	17
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	15	15	—	15
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	15	15	—	15
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	13	13	—	13
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	12	12	—	12
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	$12	$12	—%	$12
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	11	11	—	11
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	10	10	—	10
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	9	9	—	9
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	9	9	—	9
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	8	8	—	8
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	8	8	—	8
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	6	6	—	6
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	5	5	—	5
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	4	4	—	4
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	3	3	—	3
Imperial Optical Midco Inc.(5)	One stop	L + 6.25%		N/A(6)	08/2023	—	(17)	—	—
Imperial Optical Midco Inc.(5)	One stop	L + 6.25%		N/A(6)	08/2023	—	(47)	—	—
Jet Equipment & Tools Ltd.(7)(8)(10)	One stop	C + 5.75%	(l)	6.75%	11/2024	4,202	4,178	0.4	4,347
Jet Equipment & Tools Ltd.#(7)(10)	One stop	L + 5.75%	(a)	6.75%	11/2024	3,313	3,296	0.3	3,310
Jet Equipment & Tools Ltd.#(7)(8)(10)	One stop	C + 6.00%	(l)	7.00%	11/2024	1,303	1,294	0.1	1,368
Jet Equipment & Tools Ltd.#(7)(10)	One stop	L + 5.75%	(a)	6.75%	11/2024	1,018	1,013	0.1	1,017
Jet Equipment & Tools Ltd.#(7)(10)	One stop	L + 5.75%	(a)	6.75%	11/2024	392	389	0.1	391
Jet Equipment & Tools Ltd.(7)(10)	One stop	L + 5.75%	(a)(f)	6.91%	11/2024	115	115	—	115
Jet Equipment & Tools Ltd.(7)(8)(10)	One stop	C + 5.75%	(l)(q)	6.78%	11/2024	56	55	—	55
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	1,679	1,679	0.2	1,679
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	1,145	1,137	0.1	1,145
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	1,137	1,129	0.1	1,137
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	861	855	0.1	861
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	843	837	0.1	843
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	841	835	0.1	841
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	767	761	0.1	767
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	726	721	0.1	726
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	716	710	0.1	716
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	705	700	0.1	705
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	501	497	—	501
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	409	406	0.1	409
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	401	398	0.1	401
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	369	367	0.1	369
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	356	354	—	356
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	345	345	0.1	345
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	321	318	—	321
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	268	266	—	268
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	267	265	—	267
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	254	252	—	254
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	206	206	—	206
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(e)	7.50%	05/2023	204	203	—	204
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	183	181	—	183
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	148	145	—	148
PPV Intermediate Holdings II, LLC	One stop	P + 5.50%	(f)	8.75%	05/2023	69	68	—	69
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	44	44	—	44
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	9	9	—	9
PPV Intermediate Holdings II, LLC(5)	One stop	L + 6.50%		N/A(6)	05/2023	—	(7)	—	—
Sola Franchise, LLC and Sola Salon Studios, LLC~	One stop	L + 4.75%	(c)	5.75%	10/2024	980	975	0.1	980
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Sola Franchise, LLC and Sola Salon Studios, LLC~	One stop	L + 4.75%	(c)	5.75%	10/2024	$662	$658	0.1%	$662
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	L + 4.75%	(c)	5.75%	10/2024	20	20	—	20
Titan Fitness, LLC#	One stop	L + 6.75%	(b)(c)	5.75% cash/2.00% PIK	02/2025	6,701	6,650	0.6	6,163
Titan Fitness, LLC	One stop	L + 6.75%	(c)	5.75% cash/2.00% PIK	02/2025	791	785	0.1	728
Titan Fitness, LLC	One stop	L + 6.75%	(c)	5.75% cash/2.00% PIK	02/2025	241	239	—	221
Vermont Aus Pty Ltd(7)(8)(11)	Senior loan	A + 4.75%	(k)	4.87%	02/2025	428	424	—	453
Vermont Aus Pty Ltd#(7)(8)(11)	Senior loan	A + 4.00%	(k)	4.12%	02/2025	224	221	—	206
Vermont Aus Pty Ltd(7)(8)(11)	Senior loan	A + 4.75%	(k)	4.87%	02/2025	31	29	—	36
						101,409	100,473	9.8	100,604
Textiles, Apparel and Luxury Goods
Dollfus Mieg Company, Inc.#(7)(9)	One stop	L + 6.00%	(c)	6.50%	03/2028	393	388	0.1	393
Dollfus Mieg Company, Inc.#(7)(9)	One stop	L + 6.00%	(c)	6.50%	03/2028	196	194	—	196
Dollfus Mieg Company, Inc.#(7)(9)	One stop	L + 6.00%	(c)	6.50%	03/2028	172	170	—	172
Dollfus Mieg Company, Inc.(5)(7)(8)(9)	One stop	E + 6.00%		N/A(6)	03/2028	—	(9)	—	(1)
						761	743	0.1	760
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.	One stop	L + 5.50%	(c)	6.25%	06/2028	6,400	6,287	0.6	6,384
Marcone Yellowstone Buyer Inc.#	One stop	L + 5.50%	(c)	6.25%	06/2028	1,381	1,355	0.1	1,377
						7,781	7,642	0.7	7,761
Water Utilities
S.J. Electro Systems, Inc.#	Senior loan	L + 4.50%	(c)	5.50%	06/2027	2,170	2,150	0.2	2,170
S.J. Electro Systems, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	06/2027	—	(29)	—	—
S.J. Electro Systems, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	06/2027	—	(2)	—	—
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%	(c)	5.50%	11/2026	144	128	—	144
Vessco Midco Holdings, LLC#	Senior loan	L + 4.50%	(c)	5.50%	11/2026	89	88	—	89
Vessco Midco Holdings, LLC	Senior loan	P + 3.50%	(f)	6.75%	10/2026	1	1	—	1
						2,404	2,336	0.2	2,404
Total debt investments						$1,837,878	$1,814,121	177.8%	$1,824,520
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(14)(15)
Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A	N/A	—	$320	—%	$324
MOP GM Holding, LLC	LP units	N/A	N/A	N/A	—	130	—	236
POY Holdings, LLC	LLC units	N/A	N/A	N/A	305	305	0.1	305
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	N/A	—	93	—	189
						848	0.1	1,054
Biotechnology
Cobepa BlueSky Aggregator, SCSp	LP Interest	N/A	N/A	N/A	42	422	—	422

Building Products
BECO Holding Company, Inc.	Preferred stock	N/A	N/A	N/A	122	11,834	1.2	12,432
BECO Holding Company, Inc.	LP Interest	N/A	N/A	N/A	8	821	0.1	821
						12,655	1.3	13,253
Chemicals
Inhance Technologies Holdings LLC	Preferred stock	N/A	N/A	N/A	10	9,689	1.0	9,973
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	34	—	429
						9,723	1.0	10,402
Commercial Services and Supplies
Amarok LLC	Common Stock	N/A	N/A	N/A	3,035	3,035	0.3	3,035
CI (Quercus) Intermediate Holdings, LLC	LP Interest	N/A	N/A	N/A	233	233	—	245
North Haven Stack Buyer, LLC	LLC units	N/A	N/A	N/A	156	157	—	162
PT Intermediate Holdings III, LLC	LLC units	N/A	N/A	N/A	1	778	0.1	778
						4,203	0.4	4,220
Diversified Consumer Services
CHHJ Franchising, LLC(16)	LLC units	N/A	N/A	N/A	8	79	—	103
EMS LINQ, LLC	LP Interest	N/A	N/A	N/A	236	236	—	236
EWC Growth Partners LLC	LLC interest	N/A	N/A	N/A	—	25	—	2
Liminex, Inc.	Common Stock	N/A	N/A	N/A	5	176	0.1	317
						516	0.1	658
Electronic Equipment, Instruments and Components
Electrical Source Holdings, LLC	LP Interest	N/A	N/A	N/A	—	6	0.1	620

Food & Staples Retailing
Captain D's, LLC	LLC interest	N/A	N/A	N/A	15	15	—	70
Mendocino Farms, LLC	Common Stock	N/A	N/A	N/A	59	257	0.1	600
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A	N/A	6	61	—	19
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A	N/A	—	4	—	5
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	103	103	—	132
Wood Fired Holding Corp.	Common Stock	N/A	N/A	N/A	103	—	—	165
Zenput Inc.	Preferred stock	N/A	N/A	N/A	57	158	—	182
						598	0.1	1,173
Food Products
Borrower R365 Holdings, LLC	Preferred stock	N/A	N/A	N/A	30	41	—	49
Kodiak Cakes, LLC	Common Stock	N/A	N/A	N/A	—	112	—	131
Kodiak Cakes, LLC	LLC units	N/A	N/A	N/A	76	76	—	77
Louisiana Fish Fry Products, Ltd.	Common Stock	N/A	N/A	N/A	—	212	0.1	188
P&P Food Safety Holdings, Inc.	Common Stock	N/A	N/A	N/A	1	130	—	127
						571	0.1	572
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	26	$26	—%	$49
HSI Halo Acquisition, Inc.	LP Interest	N/A	N/A	N/A	—	75	—	94
HSI Halo Acquisition, Inc.	LP Interest	N/A	N/A	N/A	—	—	—	—
Symplr Software, Inc.	Preferred stock	N/A	N/A	N/A	3	2,818	0.3	2,961
Symplr Software, Inc.	Preferred stock	N/A	N/A	N/A	1	596	0.1	880
Symplr Software, Inc.	Preferred stock	N/A	N/A	N/A	—	340	0.1	393
Symplr Software, Inc.	Preferred stock	N/A	N/A	N/A	—	210	—	230
Symplr Software, Inc.	Common Stock	N/A	N/A	N/A	42	—	—	203
						4,065	0.5	4,810
Health Care Equipment & Supplies
Aspen Medical Products, LLC	LP Interest	N/A	N/A	N/A	—	17	—	26
Blue River Pet Care, LLC	Common Stock	N/A	N/A	N/A	—	207	0.1	434
CCSL Holdings, LLC	LP Interest	N/A	N/A	N/A	—	125	—	111
CMI Parent Inc.(16)	Common Stock	N/A	N/A	N/A	—	279	—	342
CMI Parent Inc.	Common Stock	N/A	N/A	N/A	5	5	—	287
						633	0.1	1,200
Health Care Providers & Services
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	LLC units	N/A	N/A	N/A	41	41	—	65
CRH Healthcare Purchaser, Inc.	LP Interest	N/A	N/A	N/A	102	50	—	238
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	444	0.1	543
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	191	—	192
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	—
Emerge Intermediate, Inc.	LLC units	N/A	N/A	N/A	—	166	—	167
Emerge Intermediate, Inc.	LLC units	N/A	N/A	N/A	—	10	—	11
Emerge Intermediate, Inc.	LLC units	N/A	N/A	N/A	2	2	—	—
Encorevet Group LLC	Common Stock	N/A	N/A	N/A	2	223	0.1	408
Encorevet Group LLC	LLC units	N/A	N/A	N/A	1	158	—	280
Krueger-Gilbert Health Physics, LLC	Common Stock	N/A	N/A	N/A	52	54	—	74
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	357	0.1	373
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A	N/A	—	13	—	16
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A	N/A	3	—	—	191
NDX Parent, LLC	Common Stock	N/A	N/A	N/A	—	106	—	110
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(7)(8)(10)	Common Stock	N/A	N/A	N/A	—	117	—	149
Suveto Buyer, LLC	Common Stock	N/A	N/A	N/A	2	241	—	257
						2,173	0.3	3,074

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants and Leisure
Freddy's Frozen Custard LLC	LP Interest	N/A	N/A	N/A	81	$81	—%	$123
Harri US LLC	Preferred stock	N/A	N/A	N/A	31	198	—	198
Harri US LLC	Warrant	N/A	N/A	N/A	8	46	—	50
SSRG Holdings, LLC	LP Interest	N/A	N/A	N/A	40	399	0.1	482
Tropical Smoothie Cafe Holdings, LLC(16)	LP Interest	N/A	N/A	N/A	2	191	—	373
						915	0.1	1,226
Household Durables
Groundworks LLC	LLC interest	N/A	N/A	N/A	—	53	—	150

Insurance
Majesco	LP Interest	N/A	N/A	N/A	—	124	—	137
Majesco	LP Interest	N/A	N/A	N/A	28	—	—	80
Orchid Underwriters Agency, LLC	LP Interest	N/A	N/A	N/A	22	22	—	25
						146	—	242
Internet and Catalog Retail
Revalize, Inc.	Preferred stock	N/A	N/A	N/A	8	7,472	0.8	7,661
Revalize, Inc.	Preferred stock	N/A	N/A	N/A	5	4,484	0.4	4,598
						11,956	1.2	12,259
IT Services
Appriss Health Intermediate Holdings, Inc	Preferred stock	N/A	N/A	N/A	1	787	0.1	870
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	217	170	0.2	1,807
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	57	156	0.1	474
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	13	108	—	110
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Warrant	N/A	N/A	N/A	75	59	0.1	578
Episerver, Inc.	Common Stock	N/A	N/A	N/A	17	173	—	246
Kentik Technologies, Inc.	Preferred stock	N/A	N/A	N/A	83	475	—	500
PCS Intermediate II Holdings, LLC	LLC interest	N/A	N/A	N/A	13	126	—	146
Red Dawn SEI Buyer, Inc.	LP Interest	N/A	N/A	N/A	219	219	—	333
Saturn Borrower Inc.	LP units	N/A	N/A	N/A	139	139	—	71
						2,412	0.5	5,135
Leisure Products
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	15	24	—	28
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	10	16	—	19
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	9	13	—	16
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	8	12	—	14
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	3	5	—	6
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	—	—	—	1
						70	—	84
Life Sciences Tools & Services
PAS Parent Inc.	LP Interest	N/A	N/A	N/A	6	624	0.1	624

Paper and Forest Products
Messenger, LLC	LLC units	N/A	N/A	N/A	2	197	—	197

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
Amalthea Parent, Inc.(7)(10)	LP Interest	N/A	N/A	N/A	199	$200	0.1%	$430
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A	N/A	3	3,288	0.3	3,481
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A	N/A	—	72	—	72
Cobalt Buyer Sub, Inc.	Common Stock	N/A	N/A	N/A	1	1	—	1
						3,561	0.4	3,984
Professional Services
Net Health Acquisition Corp.	LP Interest	N/A	N/A	N/A	1	133	—	172
Procure Acquireco, Inc.	LP Interest	N/A	N/A	N/A	—	333	—	333
						466	—	505
Real Estate Management & Development
Inhabit IQ Inc.	Common Stock	N/A	N/A	N/A	11	60	—	78

Road & Rail
Internet Truckstop Group LLC	LP Interest	N/A	N/A	N/A	146	146	—	212

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Aras Corporation	Preferred stock	N/A	N/A	N/A	—	$396	0.1%	$441
Aras Corporation	LP Interest	N/A	N/A	N/A	121	121	—	154
Astute Holdings, Inc.	LP Interest	N/A	N/A	N/A	—	83	—	191
Auvik Networks Inc.(7)(10)	Preferred stock	N/A	N/A	N/A	11	111	—	120
Bayshore Intermediate #2, L.P.	Common Stock	N/A	N/A	N/A	1,746	1,746	0.2	1,746
Calabrio, Inc.	LP Interest	N/A	N/A	N/A	—	306	—	326
Calabrio, Inc.	LP Interest	N/A	N/A	N/A	38	—	—	68
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	30	341	—	341
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	15	93	—	158
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	27	40	—	239
Diligent Corporation	Preferred stock	N/A	N/A	N/A	7	6,499	0.7	7,235
FirstUp, Inc	Common Stock	N/A	N/A	N/A	84	205	—	213
GS Acquisitionco, Inc.	Preferred stock	N/A	N/A	N/A	9	9,247	1.0	9,869
GS Acquisitionco, Inc.	Preferred stock	N/A	N/A	N/A	3	2,908	0.3	3,004
GS Acquisitionco, Inc.	LP Interest	N/A	N/A	N/A	—	26	—	229
Impartner, Inc.	Preferred stock	N/A	N/A	N/A	11	90	—	90
MetricStream, Inc.	Warrant	N/A	N/A	N/A	44	67	—	53
Ministry Brands Holdings LLC	LP Interest	N/A	N/A	N/A	361	361	0.1	361
mParticle, Inc.	Preferred stock	N/A	N/A	N/A	65	426	0.1	455
mParticle, Inc.	Warrant	N/A	N/A	N/A	28	6	—	165
Namely, Inc.	Warrant	N/A	N/A	N/A	24	163	—	175
Namely, Inc.	Warrant	N/A	N/A	N/A	8	14	—	10
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	Warrant	N/A	N/A	N/A	2	6	—	16
Personify, Inc.	LP Interest	N/A	N/A	N/A	163	171	—	327
Pyramid Healthcare Acquisition Corp.	Common Stock	N/A	N/A	N/A	73	73	—	108
QAD, Inc.	Preferred stock	N/A	N/A	N/A	—	441	0.1	441
QAD, Inc.	Common Stock	N/A	N/A	N/A	30	—	—	—
RegEd Aquireco, LLC	LP Interest	N/A	N/A	N/A	—	73	—	45
RegEd Aquireco, LLC	LP Interest	N/A	N/A	N/A	1	—	—	—
Riskonnect Parent, LLC	LP Interest	N/A	N/A	N/A	378	378	0.1	378
SnapLogic, Inc.	Preferred stock	N/A	N/A	N/A	66	164	—	339
SnapLogic, Inc.	Warrant	N/A	N/A	N/A	25	18	—	93
Spartan Buyer Acquisition Co.	Common Stock	N/A	N/A	N/A	—	252	0.1	305
Telesoft Holdings LLC	LP Interest	N/A	N/A	N/A	131	131	—	126
						24,956	2.8	27,821
Specialty Retail
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A	N/A	—	110	—	135
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A	N/A	—	42	—	50
Jet Equipment & Tools Ltd.(7)(8)(10)	LLC interest	N/A	N/A	N/A	—	173	0.1	520
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	113	113	—	296
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC interest	N/A	N/A	N/A	1	130	—	299
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC interest	N/A	N/A	N/A	—	26	—	65
						594	0.1	1,365
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles, Apparel and Luxury Goods
MakerSights, Inc.	Preferred stock	N/A	N/A	N/A	16	$85	—%	$95

Total equity investments						$82,654	9.3%	$95,435

Total investments					$1,837,878	$1,896,775	187.1%	$1,919,955

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.00% (18)			$8,658	0.8%	$8,658
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (CUSIP 61747C707)			0.03% (18)			4,388	0.4	4,388
Total money market funds						$13,046	1.2%	$13,046

Total investments and money market funds						$1,909,821	188.3%	$1,933,001

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2021
(In thousands)

#	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 8).
~	Denotes that all or a portion of the loan secures the notes offered in the 2021 Debt Securitization (as defined in Note 8).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars or U.K. pound sterling (‘‘GBP’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), Australian Interbank Rate (‘‘AUD’’ or ‘‘A’’), Canadian Bankers Acceptance Rate (‘‘CDOR’’ or ‘‘C’’), or Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2021. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2021, which was the last business day of the period on which the applicable index was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2021, as the loan may have priced or repriced based on an index rate prior to December 31, 2021.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.10% as of December 31, 2021.
(b) Denotes that all or a portion of the loan was indexed to the 60-day LIBOR, which was 0.15% as of December 31, 2021.
(c) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.21% as of December 31, 2021.
(d) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 0.34% as of December 31, 2021.
(e) Denotes that all or a portion of the loan was indexed to the 360-day LIBOR, which was 0.58% as of December 31, 2021.
(f) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.25% as of December 31, 2021.
(g) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.58% as of December 31, 2021.
(h) Denotes that all or a portion of the loan was indexed to the 180-day EURIBOR, which was -0.56% as of December 31, 2021.
(i) Denotes that all or a portion of the loan was indexed to the 90-day GBP LIBOR, which was 0.26% as of December 31, 2021.
(j) Denotes that all or a portion of the loan was indexed to the 180-day GBP LIBOR, which was 0.47% as of December 31, 2021.
(k) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.12% as of December 31, 2021.
(l) Denotes that all or a portion of the loan was indexed to the 30-day Canadian Bankers Acceptances Rate, which was 0.45% as of December 31, 2021.
(m) Denotes that all or a portion of the loan was indexed to the 60-day Canadian Bankers Acceptances Rate, which was 0.48% as of December 31, 2021.
(n) Denotes that all or a portion of the loan was indexed to the 90-day Canadian Bankers Acceptances Rate, which was 0.52% as of December 31, 2021.
(o) Denotes that all or a portion of the loan was indexed to SONIA, which was 0.19% as of December 31, 2021.
(p) Denotes that all or a portion of the loan was indexed to SOFR, which was 0.05% as of December 31, 2021.
(q) Denotes that all or a portion of the loan was indexed to the Canadian Prime Rate, which was 2.45% as of December 31, 2021.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2021.
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
(6)The entire commitment was unfunded as of December 31, 2021. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021, total non-qualifying assets at fair value represented 12.0% of the Company’s total assets calculated in accordance with the 1940 Act.
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
December 31, 2021
(In thousands)

(13)The headquarters of this portfolio company is located in the Netherlands.
(14)Equity investments are non-income producing securities unless otherwise noted.
(15)Ownership of certain equity investments occurs through a holding company or partnership.
(16)The Company holds an equity investment that entitles it to receive preferential dividends.
(17)The sale of a portion of this loan does not qualify for sale accounting under ASC Topic 860 - Transfers and Servicing (‘‘ASC Topic 860’’), and therefore, the asset remains in the Consolidated Schedule of Investments. See Note 8. Borrowings.
(18)The rate shown is the annualized seven-day yield as of December 31, 2021.

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
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the LIBOR denominated in U.S. dollars or GBP, EURIBOR, Prime, SONIA, AUD, CDOR, or SOFR which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2021. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2021, which was the last business day of the period on which the applicable index was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2021, as the loan may have priced or repriced based on an index rate prior to September 30, 2021.
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
(l) Denotes that all or a portion of the loan was indexed to SONIA, which was 0.05% as of September 30, 2021.
(m) Denotes that all or a portion of the loan was indexed to SOFR, which was 0.05% as of September 30, 2021.
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
(7)The investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2021, total non-qualifying assets at fair value represented 11.9% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(13)The headquarters of this portfolio company is located in Netherlands.
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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements.

In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Consolidation: As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, Golub Capital 3 Holdings LLC (“GBDC 3 Holdings”), GBDC 3 Funding LLC (“GBDC 3 Funding”), GBDC 3 Funding II LLC (“GBDC 3 Funding II”), Golub Capital BDC 3 CLO 1 Depositor LLC (“2021 CLO Depositor”) and Golub Capital BDC 3 CLO 1 LLC (“2021 Issuer”), in its consolidated financial statements.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2021 and 2020, interest income included $2,160 and $1,256, respectively, of accretion of discounts. For the three months ended December 31, 2021 and 2020, the Company received loan origination fees of $8,380 and $2,235, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2021 and 2020, the Company capitalized PIK interest of $699 and $572, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three months ended December 31, 2021 and 2020, fee income included $489 and $303, respectively, of prepayment premiums, which fees are non-recurring.

For the three months ended December 31, 2021 and 2020, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $24,671 and $16,579, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three months ended December 31, 2021 and 2020, the Company recorded dividend income of $53 and $39, respectively, and return of capital distributions of $213 and $0, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of December 31, 2021 and September 30, 2021, the Company had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2021 and 2020, the Company did not incur U.S. federal excise tax.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated
Statements of Operations.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2021. The Company’s tax returns for the 2018 through 2020 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2021 and September 30, 2021, the Company had deferred debt issuance costs of $3,199 and $2,699, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the three months ended December 31, 2021 and 2020 was $687 and $455, respectively.

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

As of December 31, 2021 and September 30, 2021, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2021		As of September 30, 2021
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$1,177,093	$968,768	$1,096,503	$767,878

As of December 31, 2021 and September 30, 2021, the ratio of total contributed capital to total capital subscriptions was 82.3% and 70.0%, respectively, and the Company had uncalled capital commitments of $208,325 and $328,625, respectively. Effective November 22, 2021, the Company entered into an agreement to cancel subscriptions totaling $151.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the shares of GBDC 3 common stock issued for the three months ended December 31, 2021 and 2020.

	Date	Shares Issued	NAV ($) per share	Proceeds ($)

Shares issued for the three months ended December 31, 2020
Issuance of shares(1)	12/18/20	431,254.910	14.97	6,455	(2)
Shares issued through DRIP		431,254.910		6,455

Shares issued for the three months ended December 31, 2021
Issuance of shares	10/15/21	2,133,529.599	15.00	32,003
Issuance of shares	10/28/21	9,104,398.823	15.00	136,566
Issuance of shares	12/20/21	2,154,764.294	15.00	32,321
Shares issued for capital drawdowns		13,392,692.716		200,890
Issuance of shares(1)	11/22/21	316,630.174	15.00	4,749
Issuance of shares(1)	12/27/21	407,110.101	15.00	6,107
Shares issued through DRIP		723,740.275		10,856

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

For the three months ended December 31, 2021 and 2020, the base management fees incurred by the Company were $5,823 and $3,330, respectively, and the base management fees irrevocably waived by the Investment Adviser were $1,588 and $908, respectively.

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

For the three months ended December 31, 2021 and 2020, the Income Incentive Fee incurred was $3,214 and $1,936, respectively.

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

For the three months ended December 31, 2021 and 2020, the Income Incentive Fee irrevocably waived by the Investment Adviser was $126 and $142, respectively.

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

For the three months ended December 31, 2021 and 2020, the accrual for the capital gain incentive fee under GAAP was $1,522 and $0, respectively. For the three months ended December 31, 2021 and 2020, the accrual for the capital gain incentive fee waiver under GAAP was $381 and $0, respectively.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of December 31, 2021 and September 30, 2021. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to December 31, 2021.

As of December 31, 2021 and September 30, 2021, there was $3,282 and $2,141, respectively, accrued for the capital gain incentive fee (net of waiver) under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the three months ended December 31, 2021 and 2020, the Company deposited $785 and $557, respectively, into the Escrow Account. As of December 31, 2021, the Company has made deposits totaling $5,224 into the Escrow Account.

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

As of December 31, 2021 and September 30, 2021, included in accounts payable and accrued expenses is $486 and $544, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2021 and 2020 were $325 and $233, respectively. As of December 31, 2021 and September 30, 2021, included in accounts payable and accrued expenses were $623 and $332, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. On October 1, 2018, GCOP LLC, entered into an additional Subscription Agreement for $10,000. On January 1, 2020, GCOP LLC, entered into an additional Subscription Agreement for $13,000. As of December 31, 2021, GCOP LLC has an aggregate commitment of $23,011. As of December 31, 2021, the Company has issued 1,535,029.020 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $23,011 and has also issued 161,263.383 shares to GCOP LLC through the DRIP.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

December 31, 2021, the Company has issued 1,834,523.315 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27,500.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2021, permits the Company to borrow a maximum of $40,000 and expires on September 29, 2023. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

On May 24, 2021, the Company and the Investment Adviser entered into a placement agent agreement with an unaffiliated third party for the placement of shares of the Company’s common stock. The Company is not responsible for any fees associated with the transaction, as the Investment Adviser is covering all fees payable under the agreement.

Note 5.    Investments

Investments as of December 31, 2021 and September 30, 2021 consisted of the following:

	As of December 31, 2021			As of September 30, 2021
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$251,915	$249,047	$249,955	$260,043	$257,252	$257,585
One stop	1,573,199	1,552,528	1,561,901	1,137,277	1,122,954	1,130,203
Second lien	11,768	11,570	11,683	11,429	11,223	11,121
Subordinated debt	996	976	981	2	1	2
Equity	N/A	82,654	95,435	N/A	30,107	39,732
Total	$1,837,878	$1,896,775	$1,919,955	$1,408,751	$1,421,537	$1,438,643

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

	As of December 31, 2021		As of September 30, 2021
Amortized Cost:
United States
Mid-Atlantic	$362,158	19.1%	$292,620	20.6%
Midwest	306,081	16.1	226,505	16.0
Northeast	115,733	6.1	106,145	7.5
Southeast	403,681	21.3	262,162	18.4
Southwest	137,355	7.2	109,469	7.7
West	356,147	18.8	261,940	18.4
Canada	69,843	3.7	57,907	4.1
United Kingdom	108,214	5.7	72,299	5.1
Australia	674	0.0 *	690	0.0 *
Luxembourg	10,539	0.6	10,550	0.7
Netherlands	26,350	1.4	21,250	1.5
Total	$1,896,775	100.0%	$1,421,537	100.0%
Fair Value:
United States
Mid-Atlantic	$366,813	19.1%	$295,867	20.6%
Midwest	308,447	16.1	228,579	15.9
Northeast	117,244	6.1	107,755	7.5
Southeast	407,399	21.2	264,651	18.4
Southwest	139,829	7.3	110,617	7.7
West	363,439	19.0	268,308	18.7
Canada	70,954	3.7	59,331	4.1
United Kingdom	108,358	5.6	71,205	4.9
Australia	695	0.0 *	708	0.0 *
Luxembourg	10,219	0.5	10,290	0.7
Netherlands	26,558	1.4	21,332	1.5
Total	$1,919,955	100.0%	$1,438,643	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2021 and September 30, 2021 were as follows:

	As of December 31, 2021			As of September 30, 2021
Amortized Cost:
Airlines	$7,565	0.4%		$7,577	0.5%
Auto Components	5,542	0.3		5,082	0.4
Automobiles	89,096	4.7		53,686	3.8
Beverages	12,342	0.7		12,365	0.9
Biotechnology	422	0.0	*	5,380	0.4
Building Products	45,166	2.4		—	—
Chemicals	42,852	2.3		24,517	1.7
Commercial Services and Supplies	93,673	5.0		30,262	2.1
Communications Equipment	4,900	0.3		4,897	0.3
Containers and Packaging	26,469	1.4		7,565	0.5
Distributors	1,264	0.1		1,265	0.1
Diversified Consumer Services	66,033	3.5		46,301	3.3
Diversified Financial Services	14,208	0.7		6,421	0.5
Diversified Telecommunication Services	632	0.0	*	633	0.0	*
Electronic Equipment, Instruments and Components	42,828	2.3		37,768	2.6
Food and Staples Retailing	10,551	0.6		7,983	0.6
Food Products	44,390	2.3		43,855	3.1
Healthcare Equipment and Supplies	50,248	2.6		41,546	2.9
Healthcare Providers and Services	139,948	7.4		135,670	9.5
Healthcare Technology	55,201	2.9		58,107	4.1
Hotels, Restaurants and Leisure	49,225	2.6		50,830	3.6
Household Durables	3,023	0.2		1,819	0.1
Household Products	1,653	0.1		1,660	0.1
Industrial Conglomerates	7,621	0.4		7,287	0.5
Insurance	106,405	5.6		90,082	6.3
Internet and Catalog Retail	26,892	1.4		12,323	0.9
IT Services	118,440	6.2		119,338	8.4
Leisure Products	2,544	0.1		2,537	0.2
Life Sciences Tools & Services	15,466	0.8		349	0.0	*
Machinery	9,122	0.5		8,492	0.6
Marine	6,723	0.4		6,726	0.5
Media	2,084	0.1		2,088	0.1
Oil, Gas and Consumable Fuels	30,697	1.6		30,749	2.2
Paper and Forest Products	4,078	0.2		1,992	0.1
Pharmaceuticals	49,855	2.6		26,467	1.9
Professional Services	46,126	2.4		11,246	0.8
Real Estate Management and Development	43,984	2.3		43,438	3.0
Road and Rail	12,392	0.7		12,349	0.9
Software	495,242	26.1		391,899	27.6
Specialty Retail	101,067	5.3		64,527	4.5
Textiles, Apparel and Luxury Goods	828	—	*	826	0.1
Trading Companies and Distributors	7,642	0.4		1,295	0.1
Water Utilities	2,336	0.1		2,338	0.2
Total	$1,896,775	100.0%		$1,421,537	100.0%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2021			As of September 30, 2021
Fair Value:
Airlines	$7,317	0.4%		$7,335	0.5%
Auto Components	5,603	0.3		5,113	0.4
Automobiles	89,885	4.7		54,050	3.8
Beverages	12,449	0.7		12,394	0.9
Biotechnology	422	0.0	*	5,793	0.4
Building Products	45,755	2.4		—	—
Chemicals	43,721	2.3		24,607	1.7
Commercial Services and Supplies	94,157	4.9		30,558	2.1
Communications Equipment	4,973	0.3		4,883	0.3
Containers and Packaging	26,474	1.4		7,643	0.5
Distributors	1,284	0.1		1,265	0.1
Diversified Consumer Services	66,822	3.5		46,947	3.3
Diversified Financial Services	14,288	0.7		6,486	0.5
Diversified Telecommunication Services	642	0.0	*	644	0.0	*
Electronic Equipment, Instruments and Components	43,728	2.3		38,285	2.7
Food and Staples Retailing	11,164	0.6		8,594	0.6
Food Products	44,899	2.3		44,265	3.1
Healthcare Equipment and Supplies	51,270	2.7		42,041	2.9
Healthcare Providers and Services	140,349	7.3		135,583	9.4
Healthcare Technology	56,344	2.9		59,146	4.1
Hotels, Restaurants and Leisure	49,691	2.6		51,154	3.6
Household Durables	3,124	0.2		1,941	0.1
Household Products	1,661	0.1		1,670	0.1
Industrial Conglomerates	7,648	0.4		7,376	0.5
Insurance	107,475	5.6		91,339	6.3
Internet and Catalog Retail	27,167	1.4		12,449	0.9
IT Services	121,824	6.3		122,616	8.5
Leisure Products	2,569	0.1		2,539	0.2
Life Sciences Tools & Services	15,640	0.8		349	0.0	*
Machinery	8,345	0.4		8,094	0.6
Marine	6,780	0.4		6,787	0.5
Media	2,123	0.1		2,129	0.1
Oil, Gas and Consumable Fuels	31,154	1.6		31,235	2.2
Paper and Forest Products	4,078	0.2		2,001	0.1
Pharmaceuticals	50,374	2.6		26,562	1.8
Professional Services	46,251	2.4		11,496	0.8
Real Estate Management and Development	44,370	2.3		43,333	3.0
Road and Rail	12,670	0.7		12,555	0.9
Software	502,476	26.2		397,409	27.6
Specialty Retail	101,969	5.3		65,351	4.5
Textiles, Apparel and Luxury Goods	855	0.0	*	851	0.1
Trading Companies and Distributors	7,761	0.4		1,384	0.1
Water Utilities	2,404	0.1		2,391	0.2
Total	$1,919,955	100.0%		$1,438,643	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 6.    Forward Currency Contracts

The Company enters into forward currency contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies.

The outstanding forward currency contracts as of December 31, 2021 and September 30, 2021 were as follows:

As of December 31, 2021
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	$—	$(176)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	359	—
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	—	(158)
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	—	(169)
Macquarie Bank Limited	€2,985	EUR	$3,740	USD	6/14/2024	222	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	15	—
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	175	—
Macquarie Bank Limited	£4,500	GBP	$6,182	USD	8/27/2024	97	—
Macquarie Bank Limited	£15,000	GBP	$20,258	USD	9/30/2024	—	(22)
Macquarie Bank Limited	£16,290	GBP	$21,848	USD	9/30/2024	—	(171)
Macquarie Bank Limited	€14,650	EUR	$17,567	USD	11/12/2024	204	—
Macquarie Bank Limited	€12,400	EUR	$14,586	USD	12/23/2024	—	(129)
						$1,072	$(825)

As of September 30, 2021
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	$—	$(169)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	269	—
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	—	(149)
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	—	(156)
Macquarie Bank Limited	€2,985	EUR	$3,740	USD	6/14/2024	178	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	23	—
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	183	—
Macquarie Bank Limited	£4,500	GBP	$6,182	USD	8/27/2024	127	—
Macquarie Bank Limited	£15,000	GBP	$20,258	USD	9/30/2024	75	—
Macquarie Bank Limited	£16,290	GBP	$21,848	USD	9/30/2024	—	(68)
						$855	$(542)

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

The following table is intended to provide additional information about the effect of the forward foreign currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2021 and September 30, 2021.

As of December 31, 2021
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$1,072	$(825)	$247	$—	$247

As of September 30, 2021
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$855	$(542)	$313	$—	$313

(1)In some instances, the actual collateral pledged may be more than the amount shown due to overcollateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

The impact of derivative transactions for the three months ended December 31, 2021 and 2020 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2021	2020
Foreign exchange	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2021	2020
Foreign exchange	$(66)	$(692)

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended December 31, 2021 and 2020:

Average U.S. Dollar notional outstanding	Three months ended December 31,
	2021	2020
Forward currency contracts	$87,634	$14,884

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the three months ended December 31, 2021 and 2020. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of December 31, 2021 and September 30, 2021, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2021 and September 30, 2021:

As of December 31, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,824,520	$1,824,520
Equity investments(1)	—	—	95,435	95,435
Money market funds(1)(2)	13,046	—	—	13,046
Forward currency contracts	—	1,072	—	1,072
Total assets, at fair value:	$13,046	$1,072	$1,919,955	$1,934,073
Liabilities, at fair value:
Forward currency contracts	$—	$(825)	$—	$(825)
Total liabilities, at fair value:	$—	$(825)	$—	$(825)

As of September 30, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,398,911	$1,398,911
Equity investments(1)	—	—	39,732	39,732
Money market funds(1)(2)	17,293	—	—	17,293
Forward currency contracts	—	855	—	855
Total assets, at fair value:	$17,293	$855	$1,438,643	$1,456,791
Liabilities, at fair value:
Forward currency contracts	$—	$(542)	$—	$(542)
Total liabilities, at fair value:	$—	$(542)	$—	$(542)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2021 and 2020 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of December 31, 2021 and 2020 was $8,128 and $7,683, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2021 and 2020:

	For the three months ended December 31, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,398,911	$39,732	$1,438,643
Net change in unrealized appreciation (depreciation) on investments	2,917	3,157	6,074
Realized gain (loss) on investments	5	1,828	1,833
Fundings of (proceeds from) revolving loans, net	502	—	502
Fundings of investments	525,694	53,768	579,462
PIK interest	699	—	699
Proceeds from principal payments and sales of portfolio investments	(106,368)	(3,050)	(109,418)
Accretion of discounts and amortization of premiums	2,160	—	2,160
Fair value, end of period	$1,824,520	$95,435	$1,919,955

	For the three months ended December 31, 2020
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$875,642	$11,209	$886,851
Net change in unrealized appreciation (depreciation) on investments	5,506	1,223	6,729
Realized gain (loss) on investments	3	286	289
Fundings of (proceeds from) revolving loans, net	(483)	—	(483)
Fundings of investments	165,910	1,833	167,743
PIK interest	572	—	572
Proceeds from principal payments and sales of portfolio investments	(34,887)	(568)	(35,455)
Accretion of discounts and amortization of premiums	1,256	—	1,256
Fair value, end of period	$1,013,519	$13,983	$1,027,502

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2021 and September 30, 2021:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans(2)	$249,955	Market rate approach	Market interest rate	2.5% - 10.0% (5.7%)
		Market comparable companies	EBITDA multiples	7.6x - 24.0x (16.0x)
One stop loans(3)(4)	$1,553,380	Market rate approach	Market interest rate	1.0% - 16.0% (7.0%)
		Market comparable companies	EBITDA multiples	7.0x - 36.8x (17.7x)
		Market comparable companies	Revenue multiples	2.0x - 30.0x (10.0x)
	$8,521	Market comparable companies	Broker/ Dealer bids or quotes	N/A
Subordinated debt and second lien loans(3)	$12,664	Market rate approach	Market interest rate	6.3% - 11.8% (8.5%)
		Market comparable companies	EBITDA multiples	13.0x - 24.3x (22.4x)
Equity(5)	$95,435	Market comparable companies	EBITDA multiples	8.0x - 43.0x (18.8x)
			Revenue multiples	4.0x - 30.0x (17.6x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)$1,727 of loans at fair value were valued using the market comparable companies approach only.

(3)$3,769 of loans at fair value were valued using the market comparable companies approach only.

(4)The Company valued $1,299,657 and $253,723 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)The Company valued $84,527 and $10,908 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value of September 30, 2021	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets, at fair value:
Senior secured loans	$256,841	Market rate approach	Market interest rate	2.5% - 15.5% (5.6%)
		Market comparable companies	EBITDA multiples	8.2x - 24.2x (16.6x)
	744	Market comparable companies	Broker/ Dealer bids or quotes	N/A
One stop loans(2)	$1,130,203	Market rate approach	Market interest rate	1.5% - 18.0% (7.2%)
		Market comparable companies	EBITDA multiples	7.0x - 27.0x (16.8x)
		Market comparable companies	Revenue multiples	2.0x - 18.5x (9.4x)
Subordinated debt and second lien loans(3)	$11,123	Market rate approach	Market interest rate	6.8% - 9.5% (9.1%)
		Market comparable companies	EBITDA multiples	13.0x - 23.6x (22.3x)
		Market comparable companies	Revenue multiples	3.4x
Equity(4)	$39,732	Market comparable companies	EBITDA multiples	6.9x - 26.0x (20.4x)
			Revenue multiples	3.4x - 20.5x (14.0x)
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

The following are the carrying values and fair values of the Company’s debt as of December 31, 2021 and September 30, 2021.

	As of December 31, 2021		As of September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$884,808	$884,754	$700,439	$700,417

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2021, the Company’s asset coverage for borrowed amounts was 209.1%.

Debt Securitizations: On March 11, 2021, the Company completed a $398,900 term debt securitization (the “2021 Debt Securitization”). The notes offered in the 2021 Debt Securitization (the “2021 Notes”) were issued by the 2021 issuer, a subsidiary of the 2021 CLO Depositor, and are backed by a diversified portfolio of senior secured and second lien loans. The 2021 Notes offered in the 2021 Debt Securitization consist of $224,000 of AAA Class A 2021 Notes, which bear interest at the three-month LIBOR plus 1.60%; $28,000 of AA Class B 2021 Notes, which bear interest at the three-month LIBOR plus 1.85%; $36,000 of A Class C-1 2021 Notes, which bear interest at the three-month LIBOR plus 2.80%; $10,000 A Class C-2 2021 Notes, which bear interest at 3.91%; up to $28,000 of BBB- Class D 2021 Notes, which were unfunded on the closing date of the 2021 Debt Securitization and which, if funded, will bear interest at the three-month LIBOR plus a spread set in connection with the funding date but which in no event will be greater than 5.00% (the Class D 2021 Notes, together with the Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes and the Class C-2 2021 Notes are referred to as the “Secured 2021 Notes”); and approximately $100,900 of Subordinated 2021 Notes, which do not bear interest. The Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes, and the Class C-2 2021 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Class D 2021 Notes and Subordinated 2021 Notes. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the December 31, 2021 Consolidated Statement of Financial Condition as debt of the Company.

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

As of December 31, 2021 and September 30, 2021, there were 70 and 77 portfolio companies, respectively, with total fair value of $391,249 and $392,435, respectively, securing the 2021 Notes. The pool of loans in the 2021 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2021 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of December 31, 2021 based on the last interest rate reset was 0.1%. For the three months ended December 31, 2021 and 2020, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2021 Debt Securitization were as follows:

	Three months ended December 31,
	2021	2020
Stated interest expense	$1,495	$—
Amortization of debt issuance costs	108	—
Total interest expense	$1,603	$—
Cash paid for interest expense	$1,497	$—
Annualized average stated interest rate	2.0%	N/A
Average outstanding balance	$298,000	$—

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of December 31, 2021, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and the Class C-2 2021 Notes were as follows:

Description	Class A 2021 Notes	Class B 2021 Notes	Class C-1 2021 Notes	Class C-2 2021 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$224,000	$28,000	$36,000	$10,000
S&P Rating	"AAA"	"AA"	"A"	"A"
Interest Rate	LIBOR + 1.60%	LIBOR + 1.85%	LIBOR + 2.80%	3.91%

Adviser Revolver: On October 2, 2017, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of October 2, 2020. On June 28, 2019, the Company and the Investment Adviser amended the Adviser Revolver to increase the borrowing capacity from $40,000 to $100,000. On August 15, 2019, the Company and the Investment Adviser entered into a second amendment to the Adviser Revolver to increase the borrowing capacity from $100,000 to $125,000. On October 28, 2019, the Company entered into a third amendment to the Adviser Revolver, which decreased the borrowing capacity from $125,000 to $40,000. On October 1, 2020, the Company entered into a fourth amendment to the Adviser Revolver, which extended the maturity date of the Adviser Revolver from October 2, 2020 to September 29, 2023. Other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2021 was 0.2%. As of December 31, 2021 and September 30, 2021, the Company had no outstanding debt under the Adviser Revolver.

For the three months ended December 31, 2021 and 2020, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended December 31,
	2021	2020
Stated interest expense	$1	$—
Cash paid for interest expense	1	—
Annualized average stated interest rate	0.1%	0.1%
Average outstanding balance	$2,698	$111

SB Revolver: On February 4, 2019, the Company entered into a revolving credit agreement (as amended, the “SB Revolver”) with Signature Bank (“SB”), as administrative agent and a lender, which allowed the Company to borrow up to $175,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of February 4, 2021. On April 8, 2019, the Company entered into an amendment to the SB Revolver with SB which increased the borrowing capacity under the SB Revolver to $225,000 from $175,000. Other material terms of the SB Revolver were unchanged. On May 31, 2019, the Company amended the SB Revolver to permit borrowings in foreign currencies. On February 7, 2020, the Company entered into an amendment to the SB Revolver, which increased the borrowing capacity under the SB Revolver to $275,000 from $225,000, and increased the borrowing base against which the Company may borrow through April 7, 2020, after which the borrowing base reverts to the terms applicable to the Company prior to the February 7, 2020 amendment. On February 4, 2021, the Company entered into an amendment on the SB Revolver to, among other things, extend the stated maturity to February 4, 2022, amend the interest rate at which borrowings are made, at the Company’s election, to either the one-, two- or three-month LIBOR plus 1.70% or the prime rate minus 1.20%, amend the non-usage fee to a rate of 0.25% per annum on the unused portion of the SB Revolver, amend the fee payable if the Company requests to extend the maturity date of the SB Revolver to 0.25% of the commitments under the SB Revolver as of the date the Company receives notice of such extension, including the fee payable in connection with the extension contemplated by the amendment executed on February 4, 2021, and amend the fee payable by the Company if the Company exercises its right to request an increase in the maximum commitments under the SB Revolver upon satisfaction of

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

certain conditions to 0.25% of such increased or new commitment, with each of the extension and commitment fees subject to pro-ration in accordance with the terms of the SB Revolver. On November 19, 2021, the Company provided written notice to Signature Bank of its intent to reduce the maximum borrowings permitted under the SB Revolver to $180,000 at any one time outstanding, subject to leverage and borrowing base restrictions, effective November 26, 2021. As of December 31, 2021, the Company could borrow up to $180,000 under the SB Revolver.

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

As of December 31, 2021 and September 30, 2021, the Company had outstanding debt under the SB Revolver of $156,000 and $246,433, respectively.

For the three months ended December 31, 2021 and 2020, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the SB Revolver were as follows:

	Three months ended December 31,
	2021	2020
Stated interest expense	$875	$1,054
Facility fees	35	11
Amortization of debt issuance costs	176	247
Total interest expense	$1,086	$1,312
Cash paid for interest expense	$1,030	$1,059
Annualized average stated interest rate	1.9%	1.7%
Average outstanding balance	$183,412	$246,464

DB Credit Facility: On September 10, 2019 (the “Effective Date”), the Company and GBDC 3 Funding, entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. The period during which GBDC 3 Funding may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through March 10, 2023 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default. On September 21, 2021, the Company entered into an amendment on the DB Credit Facility to, among other things, change the base rate under the DB Credit Facility for borrowings denominated in U.K. pound sterling from a LIBOR-based rate to the daily simple Sterling Overnight Index Average subject to certain adjustments. On October 29, 2021, the Company entered into an amendment on the DB Credit Facility to, among other things, increase the borrowing capacity thereunder up to an aggregate of $450,000. As of December 31, 2021, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $450,000, subject to leverage and borrowing base restrictions.

As of December 31, 2021, the DB Credit Facility bears interest at the applicable base rate plus 2.00% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling and (v) the three-month LIBOR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

The DB Credit Facility is secured by all of the assets held by GBDC 3 Funding. GBDC 3 Funding has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The borrowings of the Company, including under the DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act.

The Company transfers certain loans and debt securities it has originated or acquired from time to time to GBDC 3 Funding through a purchase and sale agreement and causes GBDC 3 Funding to originate or acquire loans, consistent with the Company’s investment objectives.

As of December 31, 2021 and September 30, 2021, the Company had outstanding debt under the DB Credit Facility of $430,808 and $156,006, respectively.

For the three months ended December 31, 2021 and 2020, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended December 31,
	2021	2020
Stated interest expense	$1,442	$938
Facility fees	337	216
Amortization of debt issuance costs	403	208
Total interest expense	$2,182	$1,362
Cash paid for interest expense	$752	$1,063
Annualized average stated interest rate	2.2%	2.3%
Average outstanding balance	$258,685	$163,436

Other Short-Term Borrowings:  Borrowings with original maturities of less than one year are classified as short-term. The Company’s short-term borrowings are the result of investments that were sold under repurchase agreements. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860 and remains as an investment on the Consolidated Statements of Financial Condition.

As of December 31, 2021, the Company had $52,140 of other short-term borrowings and the fair value of the loans associated with the short-term borrowings was $52,680. As of September 30, 2021, the Company had no short-term borrowings.

The net change in unrealized appreciation (depreciation) on other short-term borrowings for the three months ended December 31, 2021, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies, was $398.

For the three months ended December 31, 2021 and 2020, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for short-term borrowings were as follows:

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended December 31,
	2021	2020
Stated interest expense	$301	$—
Cash paid for interest expense	—	—
Annualized average stated interest rate	3.2%	N/A
Average outstanding balance	$37,690	$—

For the three months ended December 31, 2021, the average total debt outstanding was $780,485. For the three months ended December 31, 2020, the average total debt outstanding was $410,011.

For the three months ended December 31, 2021 and 2020, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 2.6% and 2.6%, respectively.

A summary of the Company’s maturity requirements for borrowings as of December 31, 2021 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$156,000	$156,000	$—	$—	$—
DB Credit Facility	430,808	—	—	430,808	—
2021 Debt Securitization	298,000	—	—	—	298,000
Other short-term borrowings	52,140	52,140	—	—	—
Total borrowings	$936,948	$208,140	$—	$430,808	$298,000

Note 9. Commitments and Contingencies

Commitments: As of December 31, 2021, the Company had outstanding commitments to fund investments totaling $368,920, including $21,155 of commitments on undrawn revolvers. As of September 30, 2021, the Company had outstanding commitments to fund investments totaling $180,385, including $17,352 on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of December 31, 2021, and September 30, 2021. Derivative instruments can be affected by market conditions, such as foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2021	2020
Net asset value at beginning of period	$15.00	$14.97
Distributions declared:(2)
From net investment income	(0.39)	(0.42)
Net investment income	0.26	0.29
Net realized gain (loss) on investment transactions	0.03	0.01
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.10	0.16
Net asset value at end of period	$15.00	$15.01
Total return based on net asset value per share(4)	2.59%	3.10%
Number of common shares outstanding	68,414,116.228	35,820,104.376

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2021	2020
Ratio of net investment income to average net assets*	6.88%	7.58%
Ratio of total expenses to average net assets*	5.48%	5.36%
Ratio of management fee waiver to average net assets*	(0.67)%	(0.68)%
Ratio of incentive fee waiver to average net assets	(0.05)%	(0.03)%
Ratio of net expenses to average net assets*	4.76%	4.65%
Ratio of incentive fees to average net assets	0.50%	0.36%
Ratio of total expenses (without incentive fees) to average net assets*	4.98%	5.00%
Total return based on average net asset value(5)*	10.41%	12.23%
Net assets at end of period	$1,026,211	$537,619
Average debt outstanding	$780,485	$410,011
Average debt outstanding per share	$11.41	$11.45
Portfolio Turnover*	26.08%	15.05%
Asset coverage ratio(6)	209.12%	204.21%
Asset coverage ratio per unit(7)	$2,091	$2,042
Average market value per unit (8):
SB Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A
2021 Debt Securitization	N/A	N/A
Other short-term borrowings	N/A	N/A

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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the three months ended December 31, 2021 and 2020:

	Three months ended December 31,
	2021	2020
Earnings available to stockholders	$24,735	$16,411
Basic and diluted weighted average shares outstanding	62,979,848	35,454,475
Basic and diluted earnings per share	$0.39	$0.46

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2021 and 2020:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the three months ended December 31, 2021
08/06/2021	10/18/2021	12/27/2021	56,431,212.836	0.1168	6,593
11/19/2021	11/29/2021	12/27/2021	65,852,241.833	0.1501	9,883
11/19/2021	12/20/2021	02/28/2022	68,007,006.127	0.1214	8,259
Total dividends declared for the three months ended December 31, 2021					$24,735

For the three months ended December 31, 2020
11/20/2020	12/15/2020	12/18/2020	35,388,849.466	$0.4200	$14,864
Total dividends declared for the three months ended December 31, 2020					$14,864

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2021 and 2020:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the three months ended December 31, 2021
November 22, 2021	316,630.174	$15.00	$4,749
December 27, 2021	407,110.101	15.00	6,107
	723,740.275		$10,856

For the three months ended December 31, 2020
December 18, 2020	431,254.910	$14.97	$6,455
	431,254.910		$6,455
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On January 1, 2022, the Company entered into subscription agreements with additional stockholders totaling $129,715 in the aggregate.

On January 13, 2022, the Company issued a capital call to stockholders that was due on January 24, 2022. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	1/24/2022	3,482,175.051	$15.00	$52,233

On January 25, 2022, Golub Capital BDC 3 ABS 2022-1 LLC (the “2022 Issuer”), an indirect, wholly owned, consolidated subsidiary of the Company completed a $401,750 asset-backed securitization (the “2022 Asset-Backed Securitization”). Asset-backed securitizations are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company and subject to its overall asset coverage requirement. The notes offered in the 2022 Asset-Backed Securitization consist of $252,000 of Class A Senior Secured Floating Rate Notes, which bear interest at a benchmark interest rate, which will initially be based on term SOFR, plus 2.0% (the “Secured 2022 Notes”) and $149,750 of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). The Secured 2022 Notes are due on January 18, 2030. The Subordinated 2022 Notes are due on January 25, 2122.The Secured 2022 Notes were issued through a private placement through the Initial Purchaser. The Company indirectly retained all of the Subordinated 2022 Notes.

The 2022 Asset Securitization is backed by a diversified portfolio of senior secured loans. Through January 25, 2024, all principal collections received on the underlying collateral may be used by the 2022 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2022 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2022 Asset-Backed Securitization, allowing the Company to maintain the initial leverage in the 2022 Asset-Backed Securitization. The Secured 2022 Notes are the secured obligation of the 2022 Issuer, and the indenture governing the Secured 2022 Notes includes customary covenants and events of default.

The Investment Adviser serves as collateral manager to the 2022 Issuer under a collateral management agreement and is entitled to receive a fee for providing these services. Pursuant to the Investment Advisory Agreement, the

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

total fees paid to the Investment Adviser for rendering collateral management services, will be offset against the base management fee payable under the Investment Advisory Agreement.

On November 19, 2021 and February 4, 2022, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
December 20, 2021	February 28, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period December 1, 2021 through December 31, 2021 per share
January 20, 2022	March 23, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2022 through January 31, 2022 per share
February 25, 2022	May 23, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2022 through February 28, 2022 per share
March 21, 2022	May 23, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2022 through March 31, 2022 per share
April 29, 2022	July 25, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2022 through April 30, 2022 per share
On February 4, 2022, the Company, together with GBDC 3 Funding II, entered into an amendment to the SB Revolver to extend the stated maturity date from February 4, 2022 to March 4, 2022. The other material terms of the SB Revolver were unchanged.

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

Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the coronavirus, or COVID-19, pandemic;
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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $45.0 billion in capital under management as of December 31, 2021, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of December 31, 2021 and September 30, 2021, our portfolio at fair value was comprised of the following:

	As of December 31, 2021		As of September 30, 2021
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$249,955	13.0%	$257,585	17.9%
One stop	1,561,901	81.3	1,130,203	78.5
Second lien	11,683	0.6	11,121	0.8
Subordinated debt	981	0.1	2	0.0 *
Equity	95,435	5.0	39,732	2.8
Total	$1,919,955	100.0%	$1,438,643	100.0%

*Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2021 and September 30, 2021, one stop loans included $253.7 million and $201.8 million, respectively, of late stage lending loans at fair value.

As of December 31, 2021 and September 30, 2021, we had debt and equity investments in 232 and 214 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the annualized total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended December 31, 2021, September 30, 2021, and December 31, 2020:

	Three months ended
	December 31, 2021	September 30, 2021	December 31, 2020
Weighted average income yield(1)*	7.0%	7.0%	7.2%
Weighted average investment income yield(2)*	7.5%	7.5%	7.7%
Total return based on average net asset value(3)*	10.4%	8.7%	12.2%
Total return based on net asset value per share(4)	2.6%	2.2%	3.1%

•Annualized for periods less than a year
(1)Represents income from interest and fees, excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
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
As of December 31, 2021, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 9.5% for stockholders taken as a whole. For the three months ended December 31, 2021 and 2020, GBDC 3 earned a fiscal year-to-date IRR of 16.6% and 13.1%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders' net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

GC Advisors, as collateral manager for our indirect, wholly owneded, consolidated subsidiary, Golub Capital BDC 3 CLO 1 LLC, or the 2021 Issuer, under a collateral management agreement, or the 2021 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2021 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2021 Collateral Management Agreement, the term “collection period” refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

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

COVID-19 Pandemic

As a result of its rapid spread, COVID-19 was identified as a global pandemic by the World Health Organization in 2020. At various times during the course of the pandemic, orders have been issued and lifted restricting movement within a number of large metropolitan areas, including in some instances, orders to shelter in place. The outbreak of COVID-19 and its related negative public health developments have adversely affected workforces, customers, suppliers, economies and financial markets globally. Additional waves of the disease could result in, exacerbate or further prolong any economic downturn, the effects of which are impossible to predict. In addition, portfolio companies and our investments in such companies could be adversely impacted by the COVID-19 pandemic or any other pandemic, including by supply chain and other business disruptions, decreases in consumer demand, loss of personnel either to sickness or movement restrictions, and the resulting global market and economic disruptions.

We and GC Advisors continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and future recommendations from such authorities may further impact our business operations and financial results. Due to the resurgence of COVID-19 and the threat of new variants of COVID-19, we remain cautious and concerned about the on-going impacts to the U.S. economy from COVID-19.

LIBOR Transition

In July 2017, the Financial Conduct Authority, or the FCA, announced its intention to cease sustaining the London Inter-Bank Offered Rate, or LIBOR, by the end of 2021. The FCA’s intention is that, after 2021, it will no longer be necessary for the FCA to persuade or compel banks to submit to LIBOR due to the development of alternative benchmark rates, which the FCA suggested should be based on transactions and not on reference rates that do not have active underlying markets to support them. In April 2018, the New York Federal Reserve Bank began publishing its alternative rate, the Secured Overnight Financing Rate or SOFR. The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA.

On November 30, 2020, LIBOR’s administrator, the ICE Benchmark Administration Limited, or the IBA, announced a consultation beginning in early December 2020 on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR, or USD LIBOR, settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings, including one-month and three-month LIBOR, immediately following the LIBOR publication on June 30, 2023. On March 5, 2021, the FCA released an announcement confirming that such LIBOR settings would cease to be provided by any administrator or no longer be representative as of the dates specified in the IBA proposal, and confirmed that the FCA does not expect any LIBOR settings will become unrepresentative before such dates. The IBA closed the consultation for feedback at the end of January 2021. Concurrent with the IBA’s proposal, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than USD LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after USD LIBOR’s discontinuation and (iii) explained that extending the publication of certain USD LIBOR tenors until June 30, 2023 would allow most legacy USD LIBOR contracts to mature before LIBOR experiences disruptions.

As such, if LIBOR in its current form does not survive and a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could also negatively impact the market value and/or transferability of our portfolio company investments. Furthermore, disruptions related to loans and/or other debt financing securitizations (CLOs) in the marketplace could have a material adverse effect on the ability of GC Advisors or its affiliates to enter into loans in the future in accordance with our investment strategy and have a material adverse effect on us. We could also be materially and adversely impacted to the extent GC Advisors or its affiliates are unable to successfully implement an acceptable replacement rate in leverage utilized by us or if there is a prolonged period of mismatch on the interest rates payable on our leverage and our portfolio investments as a result of the continued publication of LIBOR. A mismatch on the interest rates payable by any leverage incurred by us and the interest rate payable on the portfolio company investments could result in a decrease in our net investment income and distributions we are able to pay to our stockholders.

As of January 1, 2022, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The IBA has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023. As of January 1, 2022, all non-USD LIBOR reference rates in all settings ceased to be published. As of December 31, 2021, Golub Capital has amended all credit agreements to effectuate the transition to alternate reference rates for portfolio company debt investments priced via reference to non-USD LIBOR. In addition, Golub Capital is amending credit agreements to include fallback language to transition the reference rate of portfolio company debt investments priced via reference to USD LIBOR to an alternate reference rate, such as forward-looking term SOFR, based on prevailing market practices.

In anticipation of the discontinuation of LIBOR, we have assessed our current debt facilities for our exposure to LIBOR. We have amended the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) to include fall-back language to SOFR and foreign alternative reference rates for U.S. dollar and foreign borrowings, respectively. The SB Revolver (as defined in Note 8 of our consolidated financial statements) currently utilizes a reference rate to one-, two-, or three-month USD LIBOR, which we expect to amend to reference a benchmark interest rate other than LIBOR, such as SOFR. The notes offered in the 2021 Debt Securitization (as defined in Note 8 of our consolidated financial statements) currently utilize a reference rate to three-month USD LIBOR. We may seek to amend or refinance the 2021 Debt Securitization prior to June 30, 2023, the cessation date for three-month USD LIBOR. We expect any new debt facilities that we enter into subsequent to December 31, 2021 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments
On January 1, 2022, we entered into subscription agreements with additional stockholders totaling $129.7 million in the aggregate.

On January 13, 2022, we issued a capital call to stockholders that was due on January 24, 2022. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds (in thousands)
Issuance of Shares	1/24/2022	3,482,175.051	$15.00	$52,233
On January 25, 2022, Golub Capital BDC 3 ABS 2022-1 LLC or the 2022 Issuer, our indirect, wholly owned, consolidated subsidiary, completed a $401.75 million asset-backed securitization, or the 2022 Asset-Backed Securitization. Asset-backed securitizations are a form of secured financing incurred by our subsidiary, which is consolidated into us, and subject to our overall asset coverage requirement. The notes offered in the 2022 Asset-Backed Securitization consist of $252.0 million of Class A Senior Secured Floating Rate Notes, which bear interest at a benchmark interest rate, which will initially be based on term SOFR, plus 2.0%, or the Secured 2022 Notes, and $149.75 million of subordinated notes, which do not bear interest, or the Subordinated 2022 Notes and, together with the Secured 2022 Notes, the 2022 Notes. The Secured 2022 Notes are due on January 18, 2030. The Subordinated 2022 Notes are due on January 25, 2122. The Secured 2022 Notes were issued through a private placement. We indirectly retained all of the Subordinated 2022 Notes.

The 2022 Asset Securitization is backed by a diversified portfolio of senior secured loans. Through January 25, 2024, all principal collections received on the underlying collateral may be used by the 2022 Issuer to purchase new collateral under the direction of GC Advisors, in its capacity as collateral manager of the 2022 Issuer, in accordance with our investment strategy and subject to customary conditions set forth in the documents governing the 2022 Asset-Backed Securitization, allowing us to maintain the initial leverage in the 2022 Asset-Backed Securitization. The Secured 2022 Notes are the secured obligation of the 2022 Issuer, and the indenture governing the Secured 2022 Notes includes customary covenants and events of default.

GC Advisors serves as collateral manager to the 2022 Issuer under a collateral management agreement and is entitled to receive a fee for providing these services. Pursuant to the Investment Advisory Agreement, the total fees paid to GC Advisors for rendering collateral management services, will be offset against the base management fee payable under the Investment Advisory Agreement.

On November 19, 2021 and February 4, 2022, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
December 20, 2021	February 28, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period December 1, 2021 through December 31, 2021 per share
January 20, 2022	March 23, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2022 through January 31, 2022 per share
February 25, 2022	May 23, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2022 through February 28, 2022 per share
March 21, 2022	May 23, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2022 through March 31, 2022 per share
April 29, 2022	July 25, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2022 through April 30, 2022 per share

On February 4, 2022, we, together with GBDC 3 Funding II LLC, our direct, wholly owned subsidiary, entered into an amendment to the SB Revolver to extend the stated maturity date from February 4, 2022 to March 4, 2022. The other material terms of the SB Revolver were unchanged.

Consolidated Results of Operations

In addition to our analysis of the year-to-date reporting period compared to the year-to-date prior period, we are presenting our analysis for the reporting quarter compared to the immediately preceding quarter as we believe this comparison will provide a more meaningful analysis of our business as our results are largely driven by market changes, not seasonal business activity.

Consolidated operating results for the three months ended December 31, 2021, September 30, 2021, and December 31, 2020 are below.

	Three months ended			Variances	Variances
	December 31, 2021	September 30, 2021	December 31, 2020	December 31, 2021 vs. September 30, 2021	December 31, 2021 vs. December 31, 2020
	(In thousands)
Interest income	$27,911	$21,548	$16,114	$6,363	$11,797
Accretion of discounts and amortization of premiums	2,160	1,322	1,256	838	904
Dividend income	53	189	39	(136)	14
Fee income	699	552	361	147	338
Total investment income	30,823	23,611	17,770	7,212	13,053
Net expenses	14,464	10,644	7,601	3,820	6,863
Net investment income	16,359	12,967	10,169	3,392	6,190
Net realized gain (loss) on investment transactions	2,100	(431)	299	2,531	1,801
Net change in unrealized appreciation (depreciation) on investment transactions	6,276	3,130	5,943	3,146	333
Net increase in net assets resulting from operations	$24,735	$15,666	$16,411	$12,889	$8,324
Average earning portfolio company investments, at fair value	$1,619,574	$1,244,975	$909,042	$374,599	$710,532

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from December 31, 2020 to December 31, 2021. As a result, quarterly comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended September 30, 2021 to the three months ended December 31, 2021 by $7.2 million, primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our debt investment portfolio, of $374.6 million and an increase in accretion income of $0.8 million resulting from increased payoffs of portfolio company investments. Investment income increased from the three months ended December 31, 2020 to the three months ended December 31, 2021 by $13.1 million, primarily as a result of an increase in the average earning debt investments balance of $710.5 million, an increase in accretion income of $0.9 million and an increase in fee income of $0.3 million driven by increased prepayment fee income resulting from increased payoffs of portfolio company investments.

The income yield by debt security type for the three months ended December 31, 2021, September 30, 2021, and December 31, 2020 was as follows:

	Three months ended
	December 31, 2021	September 30, 2021	December 31, 2020
Senior secured	5.5%	5.5%	5.6%
One stop	7.3%	7.3%	7.5%
Second lien	11.6%	16.5%	11.0%
Subordinated debt	8.4%	8.1%	3.3%

Income yields on one stop and senior secured loans stayed consistent for the three months ended December 31, 2021 as compared to the three months ended September 30, 2021.

Income yields on one stop and senior secured loans decreased for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020 primarily due to the general trend of interest rate compression on new investments.

Our loan portfolio is partially insulated from a drop in LIBOR as over 90.0% of the loan portfolio at fair value is subject to a LIBOR floor. As of December 31, 2021 and September 30, 2021, the weighted average LIBOR floor of our loans at fair value was 0.89% and 0.98%. The decrease in our portfolio’s weighted average LIBOR floor is primarily due to the majority of our new portfolio company investments originating with LIBOR floors ranging between 0.00% and 0.75%.

As of December 31, 2021, we have five second lien investments and one subordinated debt investment as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2021, September 30, 2021, and December 31, 2020:

	Three months ended			Variances	Variances
	December 31, 2021	September 30, 2021	December 31, 2020	December 31, 2021 vs. September 30, 2021	December 31, 2021 vs. December 31, 2020
	(In thousands)
Interest and facility fee expenses	$4,486	$3,315	$2,219	$1,171	$2,267
Amortization of debt issuance costs	687	533	455	154	232
Base management fee, net of waiver	4,235	3,246	2,422	989	1,813
Income incentive fee, net of waiver	3,088	2,354	1,794	734	1,294
Capital gain incentive fee accrued under GAAP, net of waiver	1,141	375	—	766	1,141
Professional fees	267	215	307	52	(40)
Administrative service fee	485	544	344	(59)	141
General and administrative expenses	75	62	60	13	15
Net expenses	$14,464	$10,644	$7,601	$3,820	$6,863
Average debt outstanding	$780,485	$597,447	$410,011	$183,038	$370,474

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $1.3 million, from the three months ended September 30, 2021 to the three months ended December 31, 2021 primarily due to an increase in interest and facility fee expense resulting from an increase in weighted average outstanding borrowings of $183.0 million.

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $2.5 million, from the three months ended December 31, 2020 to the three months ended December 31, 2021 primarily due to an increase in interest and facility fee expense resulting from an increase in weighted average outstanding borrowings of $370.5 million from the three months ended December 31, 2020 to the three months ended December 31, 2021.

For the three months ended December 31, 2021, September 30, 2021 and December 31, 2020, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 2.6%, 2.6% and 2.6%, respectively. The effective average interest rate was consistent at 2.6% for each of the three months ended December 31, 2021, September 30, 2021 and December 31, 2020 primarily due to LIBOR remaining relatively flat throughout the periods.

Management Fees

The base management fee, net of waiver, increased as a result of an increase in average gross assets from the three months ended September 30, 2021 to the three months ended December 31, 2021.

The base management fee, net of waiver, increased as a result of an increase in average gross assets from the three months ended December 31, 2020 to the three months ended December 31, 2021.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee increased by $0.7 million from the three months ended September 30, 2021 to the three months ended December 31, 2021, primarily as a result of an increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements). The Income Incentive Fee increased by $1.3 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, primarily as a result of an increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income. For each of the three months ended December 31, 2021, September 30, 2021 and December 31, 2020, we were fully through the catch-up provision of the Income Incentive Fee calculation and the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 15.0%

For each of the three months ended December 31, 2021 and September 30, 2021, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. For the three months ended December 31, 2021 and September 30, 2021, we recorded an accrual for the capital gain incentive fee under GAAP, net of waiver, of $1.1 million and $0.4 million, respectively. There was no accrual for the capital gain incentive fee under GAAP for the three months ended December 31, 2020. As of December 31, 2021, the cumulative capital gain incentive fee accrual calculated in accordance with GAAP, net of waiver, was $3.3 million. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses remained relatively flat from the three months ended September 30, 2021 to the three months ended December 31, 2021. In total, professional fees, the administrative service fee, and general and administrative expenses increased modestly from the three months ended December 31, 2020 to the three months ended December 31, 2021, primarily due to an increase in the administrative service fee driven by investments in information technology and human capital.

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2021, September 30, 2021 and December 31, 2020 were $0.3 million, $0.3 million and $0.2 million, respectively.

As of December 31, 2021 and September 30, 2021, included in accounts payable and accrued expenses were $0.6 million and $0.3 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2021, September 30, 2021, and December 31, 2020:

	Three months ended			Variances	Variances
	December 31, 2021	September 30, 2021	December 31, 2020	December 31, 2021 vs. September 30, 2021	December 31, 2021 vs. December 31, 2020
	(In thousands)
Net realized gain (loss) from investments	$1,833	$418	$289	$1,415	$1,544
Net realized gain (loss) from foreign currency transactions	267	(849)	10	1,116	257
Net realized gain (loss) on investment transactions	$2,100	$(431)	$299	$2,531	$1,801
Unrealized appreciation from investments	$10,959	$6,223	$10,395	$4,736	$564
Unrealized (depreciation) from investments	(4,885)	(4,617)	(3,666)	(268)	(1,219)
Unrealized appreciation (depreciation) from forward currency contracts	(66)	800	(692)	(866)	626
Unrealized appreciation (depreciation) on foreign currency translation	268	724	(94)	(456)	362
Net change in unrealized appreciation (depreciation) on investment transactions	$6,276	$3,130	$5,943	$3,146	$333

During the three months ended December 31, 2021, we had a net realized gain on investment transactions of $2.1 million, primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies. During the three months ended September 30, 2021, we had a net realized loss of $0.4 million primarily due to realized losses from foreign currency transactions. During the three months ended December 31, 2020, we had a net realized gain on investment transactions of $0.3 million primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies.

For the three months ended December 31, 2021, we had $11.0 million in unrealized appreciation on 113 portfolio company investments, which was offset by $4.9 million in unrealized depreciation on 134 portfolio company investments. Unrealized appreciation for the three months ended December 31, 2021 primarily resulted from better than expected performance of our portfolio companies. Unrealized depreciation for the three months ended December 31, 2021 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments.

For the three months ended September 30, 2021, we had $6.2 million in unrealized appreciation on 128 portfolio company investments, which was offset by $4.6 million in unrealized depreciation on 113 portfolio company investments. Unrealized appreciation for the three months ended September 30, 2021, primarily resulted from better than expected performance of our portfolio companies. Unrealized depreciation for the three months ended September 30, 2021, primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments.

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

Liquidity and Capital Resources

For the three months ended December 31, 2021, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $36.9 million. During the period we used $456.0 million in operating activities, primarily as a result of fundings of portfolio investments of $579.5 million, partially offset by proceeds from principal payments and sales of portfolio investments of $109.4 million. During the same period, cash provided by financing activities was $419.1 million, primarily driven by borrowings on debt of $381.0 million, proceeds from other short-term borrowings of $52.5 million and proceeds from the issuance of common shares of $201.0 million, that were partially offset by repayments of debt of $196.8 million and distributions paid of $17.5 million.

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

As of December 31, 2021 and September 30, 2021, we had cash and cash equivalents of $16.3 million and $52.0 million, respectively. In addition, as of December 31, 2021 and September 30, 2021, we had foreign currencies of $0.7 million and $1.4 million, respectively, restricted cash and cash equivalents of $35.5 million and $35.5 million, respectively, and restricted foreign currencies of $0.9 million and $1.2 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on our credit facilities and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of December 31, 2021 and September 30, 2021, we had investor capital subscriptions totaling $1,177.1 million and $1,096.5 million, respectively, of which $968.8 million and $767.9 million, respectively, had been called and contributed, leaving $208.3 million and $328.6 million of uncalled investor capital subscriptions, respectively.

Revolving Credit Facilities

SB Revolver - As of December 31, 2021 and September 30, 2021, we had $156.0 million and $246.4 million outstanding on the SB Revolver (as defined in Note 8 of our consolidated financial statements), respectively. As of December 31, 2021 and September 30, 2021, subject to leverage and borrowing base restrictions, we had approximately $24.0 million and $28.6 million of remaining commitments, respectively, and no availability as of both December 31, 2021 and September 30, 2021 on the SB Revolver. Effective November 26, 2021, borrowings permitted under the SB Revolver were reduced to $180.0 million from $275.0 million. On February 4, 2022, we amended the SB Revolver to extend maturity to March 4, 2022 from February 4, 2022. We expect to further amend the SB Revolver to extend the maturity date prior to March 4, 2022.

DB Credit Facility - As of December 31, 2021 and September 30, 2021, the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) allowed GBDC 3 Funding LLC, or GBDC 3 Funding, to borrow up to $450.0 million and $250.0 million, respectively, at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2021 and September 30, 2021, we had $430.8 million and $156.0 million outstanding under the DB Credit Facility, respectively. As of December 31, 2021 and September 30, 2021, subject to leverage and borrowing base restrictions, we had approximately $19.2 million and $94.0 million of remaining commitments, respectively, and $19.2 million and $94.0 million of availability on the DB Credit Facility, respectively.

Adviser Revolver - As of December 31, 2021 and September 30, 2021, we were permitted to borrow up $40.0 million at any one time outstanding under the Adviser Revolver (as defined in Note 8 of our consolidated financial statements). As of both December 31, 2021 and September 30, 2021, we had no borrowings outstanding under the Adviser Revolver.

Debt Securitizations

2021 Debt Securitization - On March 11, 2021, we completed the 2021 Debt Securitization. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the December 31, 2021 Consolidated Statement of Financial Condition as our debt, and the Class D and Subordinated 2021 Notes were eliminated in consolidation. As of both December 31, 2021 and September 30, 2021, we had outstanding debt under the 2021 Debt Securitization of $298.0 million.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio of 0.85x. As of December 31, 2021, our asset coverage for borrowed amounts was 209.1%.
As of December 31, 2021, we had outstanding commitments to fund investments totaling $368.9 million, including $21.2 million of commitments on undrawn revolvers. As of September 30, 2021, we had outstanding commitments to fund investments totaling $180.4 million, including $17.4 million of commitments on undrawn revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2021 and September 30, 2021, respectively, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of December 31, 2021 is included in Note 8 of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2021. As of December 31, 2021, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our SB Revolver, DB Credit Facility and Adviser Revolver, ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of December 31, 2021 and September 30, 2021. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of December 31, 2021 and September 30, 2021, we had investments in 232 and 214 portfolio companies, respectively, with a total fair value of $1,920.0 million and $1,438.6 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2021, September 30, 2021, and December 31, 2020:

	Three months ended
	December 31, 2021		September 30, 2021		December 31, 2020
	(In Thousands)	Percentage	(In Thousands)	Percentage	(In Thousands)	Percentage
Senior secured	$30,373	3.9%	$55,107	14.3%	$14,595	8.3%
One stop	694,916	89.1	310,392	80.5	158,009	90.0
Second lien	274	0.0 *	9,280	2.4	1,356	0.8
Subordinated debt	996	0.1	—	—	—	—
Equity	53,346	6.9	10,726	2.8	1,669	0.9
Total new investment commitments	$779,905	100.0%	$385,505	100.0%	$175,629	100.0%

* Represents an amount less than 0.1%
For the three months ended December 31, 2021 and 2020, we had approximately $109.4 million and $35.5 million, respectively, in proceeds from principal payments and sales of equity investments in portfolio companies.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2021 (1)			As of September 30, 2021 (2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$251,915	$249,047	$249,955	$260,043	$257,252	$257,585
Non-accrual(3)	—	—	—	—	—	—
One stop:
Performing	1,573,199	1,552,528	1,561,901	1,137,277	1,122,954	1,130,203
Non-accrual(3)	—	—	—	—	—	—
Second lien:
Performing	11,768	11,570	11,683	11,429	11,223	11,121
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	996	976	981	2	1	2
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	82,654	95,435	N/A	30,107	39,732
Total	$1,837,878	$1,896,775	$1,919,955	$1,408,751	$1,421,537	$1,438,643

(1)As of December 31, 2021, $101.3 million and $100.0 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2021, $98.1 million and $96.2 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “— Critical Accounting Policies — Revenue Recognition.”
As of December 31, 2021 and September 30, 2021, we had no loans on non-accrual status. As of December 31, 2021 and September 30, 2021, the fair value of our debt investments as a percentage of the outstanding principal value was 99.3% and 99.3%, respectively.

The following table shows the weighted average rate, spread over LIBOR of floating rate and fees of investments originated for the three months ended December 31, 2021, September 30, 2021, and December 31, 2020:

	Three months ended
	December 31, 2021	September 30, 2021	December 31, 2020
Weighted average rate of new investment fundings	6.5%	6.4%	7.1%
Weighted average spread over LIBOR of new floating rate investment fundings	5.7%	5.8%	6.1%
Weighted average fees of new investment fundings	1.1%	1.2%	1.6%
Weighted average rate of sales and payoffs of portfolio investments	6.8%	5.2%	6.6%

As of December 31, 2021 and September 30, 2021, 98.6% and 89.3%, respectively of our debt portfolio at fair value and at amortized cost had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2021 and September 30, 2021, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $50.2 million and $45.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2021 and September 30, 2021:

	As of December 31, 2021		As of September 30, 2021
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$79,783	4.2%	$81,941	5.7%
4	1,812,755	94.4	1,321,794	91.9
3	27,258	1.4	34,864	2.4
2	159	0.0 *	44	0.0 *
1	—	—	—	—
Total	$1,919,955	100.0%	$1,438,643	100.0%

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
•As of December 31, 2021, GCOP LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $23.0 million. As of December 31, 2021, we have issued 1,535,029.020 shares of our common stock to GCOP LLC in exchange for aggregate capital contributions totaling $23.0 million. We have also issued 161,263.383 shares to GCOP LLC through the DRIP.
•As of December 31, 2021, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by GC Advisors, had an aggregate commitment to us of $27.5 million. As of December 31, 2021, we have issued 1,834,523.315 shares of our common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27.5 million.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2021 and 2020. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of December 31, 2021 and September 30, 2021, with the exception of money market funds included in cash and cash equivalents and restrictive cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Valuation of Other Financial Assets and Liabilities

Fair value of our debt and other short-term borrowings is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of December 31, 2021 and September 30, 2021, we had no portfolio company investments on non-accrual status.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three months ended December 31, 2021 and 2020, we did not incur any U.S federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a quarterly basis. The loans that are subject to floating LIBOR are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2021 and September 30, 2021, the weighted average LIBOR floor on the loans subject to floating interest rates was 0.89% and 0.98%, respectively. The SB Revolver has a floating interest rate provision based on the one-month, two-month, or three-month LIBOR + 1.70%, the DB Credit Facility has a floating interest rate provision equal to three-month LIBOR + 2.00% and the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate. In addition, the Class A, B, and C-1 2021 Notes issued in connection with the 2021 Debt Securitization have floating rate interest provisions based on three-month LIBOR that resets quarterly. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

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

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of December 31, 2021 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(180)	$(2,187)	$2,007
Up 50 basis points	416	4,374	(3,958)
Up 100 basis points	5,592	8,748	(3,156)
Up 150 basis points	14,036	13,122	914
Up 200 basis points	22,494	17,496	4,998

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2021, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SB Revolver, the DB Credit Facility, the Adviser Revolver, the 2021 Debt Securitization or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of December 31, 2021 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2021 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2021.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Letter Re: Reduction of Commitment from Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC to Signature Bank, dated as of November 19, 2021. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244). filed on November 29, 2021).
10.2	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of October 29, 2021, among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as servicer, and Deutsche Bank AG, New York Branch, as facility agent, as agent and as a committed lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244). filed on November 3, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: February 11, 2022	By:	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2022	By:	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)