Form 10-Q
period 2022-03-31
Golub Capital BDC 3, Inc.
filed 2022-05-13
CIK 1715268

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 13, 2022, the Registrant had 76,705,607.756 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (unaudited)
(In thousands, except share and per share data)

	March 31, 2022	September 30, 2021
	(unaudited)
Assets
Investments at fair value (amortized cost of $2,008,093 and $1,421,537, respectively)	$2,037,222	$1,438,643
Cash and cash equivalents	33,005	51,954
Foreign currencies (cost of $1,332 and $1,242, respectively)	1,331	1,352
Restricted cash and cash equivalents	47,413	35,451
Restricted foreign currencies (cost of $1,254 and $1,286, respectively)	1,242	1,222
Cash collateral held at broker for forward currency contracts	—	1,450
Unrealized appreciation on forward currency contracts	1,314	313
Interest receivable	8,379	4,772
Capital call receivable	116	154
Other assets	40	—
Total Assets	$2,130,062	$1,535,311
Liabilities
Debt	$983,221	$700,439
Less unamortized debt issuance costs	4,354	2,699
Debt less unamortized debt issuance costs	978,867	697,740
Interest payable	4,453	2,312
Distributions payable	18,834	11,897
Management and incentive fees payable	11,065	7,742
Accounts payable and accrued expenses	1,125	1,155
Total Liabilities	1,014,344	720,846
Commitments and Contingencies (Note 9)
Net Assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 74,381,269.556 and 54,297,683.237 shares issued and outstanding as of March 31, 2022 and September 30, 2021, respectively	74	54
Paid in capital in excess of par	1,112,473	811,240
Distributable earnings (losses)	3,171	3,171
Total Net Assets	1,115,718	814,465
Total Liabilities and Total Net Assets	$2,130,062	$1,535,311
Number of common shares outstanding	74,381,269.556	54,297,683.237
Net asset value per common share	$15.00	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Investment income
Interest income	$33,541	$19,078	$63,612	$36,448
Dividend income	2	10	55	49
Fee income	159	238	858	599
Total investment income	33,702	19,326	64,525	37,096
Expenses
Interest and other debt financing expenses	6,468	3,109	11,641	5,783
Base management fee	6,785	3,535	12,608	6,865
Incentive fee	3,887	3,598	8,623	5,534
Professional fees	286	234	553	541
Administrative service fee	450	392	935	736
General and administrative expenses	106	78	181	138
Total expenses	17,982	10,946	34,541	19,597
Base management fee waived (Note 4)	(1,851)	(964)	(3,439)	(1,872)
Incentive fee waived (Note 4)	(1,027)	(628)	(1,534)	(770)
Net expenses	15,104	9,354	29,568	16,955
Net investment income	18,598	9,972	34,957	20,141
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	38	275	1,871	564
Foreign currency transactions	(51)	(98)	216	(88)
Net realized gain (loss) on investment transactions	(13)	177	2,087	476
Net change in unrealized appreciation (depreciation) from:
Investments	5,949	8,961	12,023	15,690
Forward currency contracts	1,067	255	1,001	(437)
Translation of assets and liabilities in foreign currencies	538	11	806	(83)
Net change in unrealized appreciation (depreciation) on investment transactions	7,554	9,227	13,830	15,170
Net gain (loss) on investment transactions	7,541	9,404	15,917	15,646
Net increase in net assets resulting from operations	$26,139	$19,376	$50,874	$35,787
Per Common Share Data
Basic and diluted earnings per common share (Note 11)	$0.37	$0.51	$0.76	$0.97
Basic and diluted weighted average common shares outstanding (Note 11)	71,282,526	37,728,245	67,085,568	36,578,867

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2020	35,388,849.466	$35	$529,938	$(356)	$529,617
Issuance of common stock	3,641,120.112	4	54,613	—	54,617
Repurchase of common stock	(604.327)	—	(9)	—	(9)
Net increase in net assets resulting from operations:
Net investment income	—	—	—	20,141	20,141
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	476	476
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	15,170	15,170
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	549,108.878	1	8,221	—	8,222
Distributions from distributable earnings	—	—	—	(18,932)	(18,932)
Distributions declared and payable	—	—	—	(15,625)	(15,625)
Total increase (decrease) for the six months ended March 31, 2021	4,189,624.663	5	62,825	1,230	64,060
Balance at March 31, 2021	39,578,474.129	$40	$592,763	$874	$593,677
Balance at December 31, 2020	35,820,104.376	$36	$536,392	$1,191	$537,619
Issuance of common stock	3,641,120.112	4	54,613	—	54,617
Repurchase of common stock	(604.327)	—	(9)	—	(9)
Net increase in net assets resulting from operations:
Net investment income	—	—	—	9,972	9,972
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	177	177
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	9,227	9,227
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	117,853.968	—	1,767	—	1,767
Distributions from distributable earnings	—	—	—	(4,068)	(4,068)
Distributions declared and payable	—	—	—	(15,625)	(15,625)
Total increase (decrease) for the three months ended March 31, 2021	3,758,369.753	4	56,371	(317)	56,058
Balance at March 31, 2021	39,578,474.129	$40	$592,763	$874	$593,677
Balance at September 30, 2021	54,297,683.237	$54	$811,240	$3,171	$814,465
Issuance of common stock	18,982,090.300	19	284,712	—	284,731
Net increase in net assets resulting from operations:
Net investment income	—	—	—	34,957	34,957
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	2,087	2,087
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	13,830	13,830
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,101,496.019	1	16,521	—	16,522
Distributions from distributable earnings	—	—	—	(32,040)	(32,040)
Distributions declared and payable	—	—	—	(18,834)	(18,834)
Total increase (decrease) for six months ended March 31, 2022	20,083,586.319	20	301,233	—	301,253
Balance at March 31, 2022	74,381,269.556	$74	$1,112,473	$3,171	$1,115,718
Balance at December 31, 2021	68,414,116.228	$68	$1,022,972	$3,171	$1,026,211
Issuance of common stock	5,589,397.584	6	83,835	—	83,841
Repurchase of common stock	—	—	—	—	—
Net increase in net assets resulting from operations:
Net investment income	—	—	—	18,598	18,598
Net realized gain (loss) on investments and foreign currency transactions	—	—	—	(13)	(13)
Net change in unrealized appreciation (depreciation) on investments, foreign currency translation and forward currency contracts	—	—	—	7,554	7,554
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	377,755.744	—	5,666	—	5,666
Distributions from distributable earnings	—	—	—	(7,305)	(7,305)
Distributions declared and payable	—	—	—	(18,834)	(18,834)
Total increase (decrease) for the three months ended March 31, 2022	5,967,153.328	6	89,501	—	89,507
Balance at March 31, 2022	74,381,269.556	$74	$1,112,473	$3,171	$1,115,718

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2022	2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$50,874	$35,787
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	1,499	917
Accretion of discounts and amortization of premiums	(3,874)	(2,615)
Net realized (gain) loss on investments	(1,871)	(564)
Net realized (gain) loss on foreign currency transactions	(216)	88
Net change in unrealized (appreciation) depreciation on investments	(12,023)	(15,690)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(1,001)	437
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(806)	83
Proceeds from (fundings of) revolving loans, net	(892)	833
Fundings of investments	(724,278)	(263,366)
Proceeds from principal payments and sales of portfolio investments	146,643	118,943
PIK interest	(2,284)	(1,167)
Changes in operating assets and liabilities:
Cash collateral held at broker for forward currency contracts	1,450	(500)
Interest receivable	(3,607)	(618)
Receivable from investments sold	—	64
Other assets	(40)	4
Interest payable	2,141	514
Management and incentive fees payable	3,323	1,652
Accounts payable and accrued expenses	(30)	210
Net cash provided by (used in) operating activities	(544,992)	(124,988)
Cash flows from financing activities
Borrowings on debt	985,139	523,866
Repayments of debt	(701,541)	(421,416)
Proceeds from other short-term borrowings	208,838	—
Repayments on other short-term borrowings	(208,470)	—
Capitalized debt issuance costs	(3,154)	(3,238)
Proceeds from issuance of common shares	284,769	54,627
Repurchase of shares	—	(9)
Distributions paid	(27,415)	(10,710)
Net cash provided by (used in) financing activities	538,166	143,120
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	(6,826)	18,132
Effect of foreign currency exchange rates	(162)	(88)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	89,979	24,513
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$82,991	$42,557
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$8,000	$4,352
Distributions declared during the period	50,874	34,557
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$(38)	$(10)
Stock issued in connection with dividend reinvestment plan	16,522	8,222
Change in distributions payable	6,937	15,625

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of March 31,
	2022	2021
Cash and cash equivalents	$33,005	$14,913
Foreign currencies (cost of $1,332 and $294, respectively)	1,331	292
Restricted cash and cash equivalents	47,413	27,165
Restricted foreign currencies (cost of $1,254 and $186, respectively)	1,242	187
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$82,991	$42,557
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Airlines
Aurora Lux Finco S.A.R.L.#(8)(13)	One stop	L + 6.00%	(b)	7.00%	12/2026	$7,682	$7,552	0.7%	$7,452
Auto Components
Covercraft Parent III, Inc.#	Senior loan	L + 4.50%	(b)	5.50%	08/2027	2,088	2,069	0.2	2,088
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(b)	5.51%	08/2027	422	413	—	422
Covercraft Parent III, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	08/2027	—	(1)	—	—
North Haven Falcon Buyer, LLC#	One stop	L + 6.00%	(b)	7.00%	05/2027	2,376	2,355	0.3	2,376
North Haven Falcon Buyer, LLC	One stop	L + 6.00%	(b)	7.00%	05/2027	398	391	—	398
						5,284	5,227	0.5	5,284
Automobiles
CG Group Holdings, LLC#~	One stop	L + 5.25%	(b)	6.26%	07/2027	13,502	13,384	1.2	13,502
CG Group Holdings, LLC	One stop	L + 5.25%	(a)	6.25%	07/2026	336	331	—	336
Cobblestone Intermediate Holdco, LLC#	One stop	L + 5.50%	(a)	6.25%	01/2026	4,419	4,379	0.4	4,419
Cobblestone Intermediate Holdco, LLC	One stop	L + 5.50%	(a)(b)	6.34%	01/2026	1,650	1,618	0.1	1,650
Denali Midco 2, LLC#	One stop	L + 5.50%	(a)	6.25%	12/2027	2,693	2,668	0.2	2,693
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	6.25%	12/2027	1,508	1,494	0.1	1,508
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	6.25%	12/2027	1,206	1,195	0.1	1,206
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	6.25%	12/2027	1,206	1,195	0.1	1,206
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	6.25%	12/2027	995	986	0.1	995
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	6.25%	12/2027	144	139	—	144
Denali Midco 2, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(169)	—	—
JHCC Holdings LLC	One stop	L + 5.75%	(b)(d)	7.22%	09/2025	5,016	4,982	0.5	4,865
JHCC Holdings LLC~	One stop	L + 5.75%	(b)	6.76%	09/2025	2,959	2,939	0.3	2,870
JHCC Holdings LLC#	One stop	P + 4.75%	(d)	8.25%	09/2025	255	253	—	247
JHCC Holdings LLC	One stop	P + 4.75%	(b)(d)	8.22%	09/2025	59	58	—	56
JHCC Holdings LLC(5)	One stop	L + 5.75%		N/A(6)	09/2025	—	(15)	—	(51)
MOP GM Holding, LLC~+	One stop	L + 5.75%	(c)	6.76%	11/2026	9,643	9,549	0.9	9,643
MOP GM Holding, LLC~	One stop	L + 5.75%	(b)	6.75%	11/2026	1,068	1,059	0.1	1,068
MOP GM Holding, LLC+	One stop	L + 5.75%	(b)	6.75%	11/2026	1,037	1,027	0.1	1,037
MOP GM Holding, LLC+	One stop	L + 5.75%	(c)	6.75%	11/2026	768	761	0.1	768
MOP GM Holding, LLC	One stop	L + 5.75%	(b)	6.75%	11/2026	638	633	0.1	638
MOP GM Holding, LLC	One stop	L + 5.75%	(a)	6.75%	11/2026	214	212	—	214
MOP GM Holding, LLC	One stop	L + 5.75%	(c)	6.75%	11/2026	60	59	—	60
MOP GM Holding, LLC	One stop	L + 5.75%	(b)(c)	6.75%	11/2026	26	24	—	26
MOP GM Holding, LLC(5)	One stop	L + 5.75%		N/A(6)	11/2026	—	(11)	—	—
National Express Wash Parent JV, LLC#	One stop	SF + 5.50%	(m)	6.25%	02/2028	893	884	0.1	884
National Express Wash Parent JV, LLC(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(1)	—	(1)
National Express Wash Parent JV, LLC(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(73)	—	(75)
POY Holdings, LLC#	One stop	L + 5.50%	(b)	6.50%	11/2027	18,372	18,027	1.6	18,372
POY Holdings, LLC	One stop	L + 5.50%	(b)	6.50%	11/2027	54	50	—	54
POY Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(23)	—	—
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.00%	(a)(b)	7.00%	10/2024	2,013	2,004	0.2	1,992
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.00%	(b)	7.00%	10/2024	1,652	1,640	0.1	1,635
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.00%	(b)	7.00%	10/2024	803	798	0.1	795
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Automobiles - (continued)
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.00%	(b)	7.00%	10/2024	$702	$697	0.1%	$695
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.00%	(b)	7.00%	10/2024	469	466	—	464
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.00%	(b)	7.00%	10/2024	382	379	—	378
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.00%	(b)	7.00%	10/2024	231	206	—	204
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.00%	(a)	7.00%	10/2024	20	20	—	19
TWAS Holdings, LLC#~	One stop	SF + 6.00%	(l)	7.00%	12/2026	12,172	12,051	1.1	12,172
TWAS Holdings, LLC	One stop	SF + 6.00%	(l)	7.00%	12/2026	7,889	7,767	0.7	7,889
TWAS Holdings, LLC#	One stop	SF + 6.00%	(l)	7.00%	12/2026	7,344	7,275	0.7	7,344
TWAS Holdings, LLC	One stop	SF + 6.00%	(l)	7.00%	12/2026	3,159	3,128	0.3	3,159
TWAS Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(4)	—	—
						105,557	104,041	9.4	105,080
Beverages
Fintech Midco, LLC#	One stop	L + 5.50%	(b)	6.25%	08/2024	4,810	4,785	0.4	4,810
Fintech Midco, LLC#	One stop	L + 5.50%	(b)	6.25%	08/2024	3,216	3,190	0.3	3,216
Fintech Midco, LLC	One stop	L + 5.50%	(b)	6.25%	08/2024	433	431	—	433
Fintech Midco, LLC	One stop	L + 5.50%		N/A(6)	08/2024	—	—	—	—
Watermill Express, LLC#	One stop	L + 5.50%	(b)	6.51%	04/2027	890	882	0.1	890
Watermill Express, LLC	One stop	L + 5.50%	(a)	6.50%	04/2027	1	1	—	1
Watermill Express, LLC	One stop	L + 5.50%		N/A(6)	04/2027	—	—	—	—
Winebow Holdings, Inc.#~	One stop	L + 6.25%	(a)	7.25%	07/2025	3,068	3,032	0.3	3,068
						12,418	12,321	1.1	12,418
Building Products
BECO Holding Company, Inc.#~	One stop	L + 5.50%	(b)	6.51%	11/2028	32,838	32,529	2.9	32,838
BECO Holding Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(5)	—	—
BECO Holding Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(79)	—	—
						32,838	32,445	2.9	32,838
Chemicals
Inhance Technologies Holdings LLC#	One stop	L + 6.00%	(b)	7.00%	07/2024	3,611	3,579	0.3	3,611
Inhance Technologies Holdings LLC#	One stop	L + 6.00%	(b)	7.00%	07/2024	2,447	2,436	0.2	2,447
Inhance Technologies Holdings LLC#	One stop	L + 6.00%	(b)	7.00%	07/2024	740	737	0.1	740
Inhance Technologies Holdings LLC	One stop	L + 6.00%	(b)	7.00%	07/2024	23	22	—	23
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E + 6.25%	(f)	6.25%	09/2028	15,784	15,527	1.4	15,084
PHM NL SP Bidco B.V.(8)(14)	One stop	L + 6.25%	(c)	6.75%	09/2028	5,922	5,826	0.5	5,922
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	SN + 6.25%	(j)	6.94%	09/2028	3,416	3,404	0.3	3,397
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E + 6.25%	(f)	6.25%	09/2028	1626	1594	0.1	1594
						33,569	33,125	2.9	32,818
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC#~	One stop	L + 5.50%	(b)	6.51%	10/2028	6,654	6,563	0.6	6,654
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(3)	—	—
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(11)	—	—
EGD Security Systems, LLC #~	One stop	L + 5.75%	(b)	6.76%	12/2028	14,626	14,486	1.3	14,626
EGD Security Systems, LLC	One stop	L + 5.75%	(b)	6.50%	12/2028	4,147	4,108	0.4	4,147
EGD Security Systems, LLC	One stop	L + 5.75%	(b)	6.75%	12/2027	85	80	—	85
EGD Security Systems, LLC (5)	One stop	L + 5.75%		N/A(6)	12/2028	—	(45)	—	—
North Haven Stack Buyer, LLC#~	One stop	L + 5.50%	(b)	6.50%	07/2027	3,791	3,758	0.4	3,791
North Haven Stack Buyer, LLC	One stop	L + 5.50%	(b)	6.50%	07/2027	298	273	—	298
North Haven Stack Buyer, LLC	One stop	L + 5.50%	(a)	6.50%	07/2027	13	11	—	13

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies - (continued)
OVG Business Services, LLC#	One stop	L + 6.25%	(b)	7.25%	11/2028	$768	$752	0.1%	$745
OVG Business Services, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2026	—	—	—	(2)
Profile Products LLC#	One stop	L + 5.50%	(b)	6.25%	11/2027	2,264	2,221	0.2	2,264
Profile Products LLC#(8)	One stop	L + 5.50%	(b)	6.25%	11/2027	587	576	0.1	587
Profile Products LLC	One stop	P + 4.50%	(d)	8.00%	11/2027	6	5	—	6
Profile Products LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(6)	—	—
Profile Products LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(1)	—	—
PT Intermediate Holdings III, LLC#~	One stop	L + 5.50%	(b)	6.51%	11/2028	24,554	24,086	2.2	24,554
PT Intermediate Holdings III, LLC	One stop	L + 5.50%	(b)	6.51%	11/2028	15,627	15,413	1.4	15,627
Radwell International, LLC#	One stop	L + 5.25%	(b)	6.00%	07/2027	1,582	1,577	0.1	1,582
Radwell International, LLC	One stop	L + 5.25%	(b)	6.05%	07/2027	22	22	—	22
Radwell International, LLC	One stop	L + 5.50%		N/A(6)	07/2027	—	—	—	—
Trinity Air Consultants Holdings Corporation	One stop	L + 5.25%	(b)(c)	6.15%	06/2027	300	292	—	300
Trinity Air Consultants Holdings Corporation#	One stop	L + 5.25%	(b)	6.00%	06/2027	174	171	—	174
Trinity Air Consultants Holdings Corporation	One stop	L + 5.25%		N/A(6)	06/2027	—	—	—	—
						75,498	74,328	6.8	75,473
Communications Equipment
Lightning Finco Limited(8)(10)	One stop	L + 5.75%	(c)	6.50%	09/2028	4,453	4,371	0.4	4,453
Lightning Finco Limited(8)(9)(10)	One stop	E + 5.75%	(f)	6.50%	09/2028	543	533	—	506
						4,996	4,904	0.4	4,959
Containers and Packaging
AmerCareRoyal LLC#	Senior loan	L + 9.00%	(a)	6.00% cash/4.00% PIK	11/2025	2,667	2,633	0.3	2,667
AmerCareRoyal LLC#	Senior loan	L + 9.00%	(a)	6.00% cash/4.00% PIK	11/2025	570	561	0.1	570
AmerCareRoyal LLC	Senior loan	L + 9.00%	(a)	6.00% cash/4.00% PIK	11/2025	553	545	—	553
AmerCareRoyal LLC#(8)	Senior loan	L + 9.00%	(a)	6.00% cash/4.00% PIK	11/2025	494	488	—	494
Chase Intermediate#~	One stop	L + 5.50%	(b)(c)	6.25%	10/2028	13,707	13,605	1.2	13,707
Chase Intermediate(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(3)	—	—
Chase Intermediate(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(79)	—	—
Chase Intermediate	One stop	L + 5.50%		N/A(6)	10/2028	—	—	—	—
Fortis Solutions Group LLC#~	One stop	L + 5.50%	(b)	6.51%	10/2028	11,259	11,048	1.0	11,259
Fortis Solutions Group LLC(5)	One stop	L + 5.50%		N/A(6)	10/2027	—	(6)	—	—
Fortis Solutions Group LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(43)	—	—
						29,250	28,749	2.6	29,250
Distributors
WSC Holdings Midco LLC#	Senior loan	L + 4.50%	(a)	5.50%	07/2027	1,281	1,269	0.1	1,281
WSC Holdings Midco LLC	Senior loan	L + 4.50%	(b)	5.50%	07/2027	374	367	—	374
WSC Holdings Midco LLC	Senior loan	L + 4.50%		N/A(6)	07/2027	—	—	—	—
						1,655	1,636	0.1	1,655
Diversified Consumer Services
Certus Pest, Inc.~	One stop	SF + 6.25%	(m)	7.05%	02/2026	626	613	0.1	626
Certus Pest, Inc.~	One stop	SF + 6.25%	(m)	7.00%	02/2026	598	579	0.1	598
Certus Pest, Inc.~	One stop	SF + 6.25%	(m)(n)	7.56%	02/2026	423	419	—	423
Certus Pest, Inc.~	One stop	SF + 6.25%	(m)	7.05%	02/2026	296	290	—	296
Certus Pest, Inc.~	One stop	SF + 6.25%	(m)	7.05%	02/2026	261	247	—	261
Certus Pest, Inc.	One stop	SF + 6.25%	(n)	7.50%	02/2026	255	253	—	255
Certus Pest, Inc.~	One stop	SF + 6.25%	(n)	7.57%	02/2026	150	147	—	150
Certus Pest, Inc.	One stop	SF + 6.25%	(m)	7.00%	02/2026	94	87	—	94
Certus Pest, Inc.	One stop	SF + 6.25%	(m)	7.05%	02/2026	51	40	—	51
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services - (continued)
Certus Pest, Inc.	One stop	P + 5.25%	(d)	8.75%	02/2026	$24	$23	—%	$24
Certus Pest, Inc.	One stop	SF + 6.25%	(n)	7.57%	02/2026	22	19	—	22
Certus Pest, Inc.(5)	One stop	L + 6.25%		N/A(6)	02/2026	—	(1)	—	—
Certus Pest, Inc.(5)	One stop	L + 6.25%		N/A(6)	02/2026	—	(6)	—	—
CHHJ Midco, LLC#	Senior loan	L + 5.00%	(b)	6.01%	01/2026	1,091	1,083	0.1	1,091
CHHJ Midco, LLC	Senior loan	L + 5.00%	(b)	6.01%	01/2026	4	4	—	4
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(a)(b)	5.50%	07/2027	984	970	0.1	984
COP Hometown Acquisitions, Inc.#	Senior loan	L + 4.50%	(b)	5.50%	07/2027	741	734	0.1	741
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(a)	5.50%	07/2027	722	712	0.1	722
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(a)(b)	5.50%	07/2027	473	467	—	473
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	5.50%	07/2027	334	330	—	334
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)(d)	5.50%	07/2027	18	17	—	18
EMS LINQ, LLC#+	One stop	L + 6.25%	(b)	7.26%	12/2027	4,244	4,204	0.4	4,244
EMS LINQ, LLC(5)	One stop	L + 6.25%		N/A(6)	12/2027	—	(1)	—	—
EWC Growth Partners LLC	One stop	L + 7.50%	(b)	6.51% cash/2.00% PIK	03/2026	902	895	0.1	889
EWC Growth Partners LLC#	One stop	L + 7.50%	(b)	6.51% cash/2.00% PIK	03/2026	63	62	—	61
EWC Growth Partners LLC	One stop	L + 7.50%	(b)	6.51% cash/2.00% PIK	03/2026	19	18	—	18
Flores & Associates, LLC~	One stop	L + 5.25%	(b)	6.26%	04/2027	1,483	1,467	0.1	1,483
Flores & Associates, LLC#	One stop	L + 5.25%	(b)	6.26%	04/2027	634	626	0.1	634
Flores & Associates, LLC	One stop	L + 5.25%	(b)	6.26%	04/2027	331	327	0.1	331
Flores & Associates, LLC	One stop	L + 5.25%	(b)	6.26%	04/2027	305	302	—	305
Flores & Associates, LLC(5)	One stop	L + 5.25%		N/A(6)	04/2027	—	(1)	—	—
FPG Intermediate Holdco, LLC#	One stop	L + 6.00%	(a)	7.00%	03/2027	7,310	7,190	0.7	7,310
FPG Intermediate Holdco, LLC	One stop	L + 6.00%	(a)	7.00%	03/2027	3,375	3,196	0.3	3,375
FPG Intermediate Holdco, LLC	One stop	P + 5.00%	(a)(d)	8.39%	03/2027	34	33	—	34
FSS Buyer LLC#	One stop	L + 5.75%	(b)	6.50%	08/2028	2,344	2,301	0.2	2,344
FSS Buyer LLC(5)	One stop	L + 5.75%		N/A(6)	08/2027	—	(1)	—	—
Learn-it Systems, LLC#	Senior loan	L + 4.75%	(b)	5.75%	03/2025	748	740	0.1	733
Learn-it Systems, LLC	Senior loan	L + 4.75%	(b)	5.76%	03/2025	567	562	—	555
Learn-it Systems, LLC	Senior loan	L + 4.75%	(b)	5.75%	03/2025	208	205	—	199
Learn-it Systems, LLC	Senior loan	L + 4.75%	(b)	5.76%	03/2025	21	21	—	20
Liminex, Inc.+	One stop	L + 7.25%	(b)	8.26%	11/2026	19,521	19,354	1.7	19,521
Liminex, Inc.#	One stop	L + 7.25%	(b)	8.26%	11/2026	10,188	10,110	0.9	10,188
Liminex, Inc.(5)	One stop	L + 7.25%		N/A(6)	11/2026	—	(1)	—	—
Litera Bidco LLC#	One stop	L + 6.00%	(a)	7.00%	05/2026	1,329	1,315	0.1	1,329
Litera Bidco LLC#	One stop	L + 5.75%	(a)	6.75%	05/2026	611	606	0.1	606
Litera Bidco LLC	One stop	L + 5.75%	(a)	6.75%	05/2026	273	271	—	271
Litera Bidco LLC	One stop	L + 5.75%	(a)	6.75%	05/2026	273	273	—	271
Litera Bidco LLC	One stop	L + 6.00%	(a)	7.00%	05/2026	33	32	—	33
Litera Bidco LLC	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
Mathnasium, LLC#	One stop	L + 5.00%	(b)	5.75%	11/2027	4,218	4,179	0.4	4,218
Mathnasium, LLC	One stop	L + 5.00%	(b)	5.75%	11/2027	13	12	—	13
Provenance Buyer LLC#~	One stop	L + 5.00%	(b)	6.01%	06/2027	2,963	2,910	0.3	2,963
Provenance Buyer LLC(5)	One stop	L + 5.00%		N/A(6)	06/2027	—	(2)	—	—
Provenance Buyer LLC(5)	Senior loan	L + 5.00%		N/A(6)	06/2027	—	(38)	—	—
						69,177	68,194	6.2	69,115
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Financial Services
AxiomSL Group, Inc.#	One stop	L + 6.00%	(b)	7.01%	12/2027	$1,254	$1,232	0.1%	$1,254
AxiomSL Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2027	—	(3)	—	—
AxiomSL Group, Inc.	One stop	L + 6.00%		N/A(6)	12/2025	—	—	—	—
Banker's Toolbox, Inc.#	One stop	L + 5.25%	(c)	6.75%	07/2027	3,467	3,436	0.3	3,467
Banker's Toolbox, Inc.(5)	One stop	L + 5.25%		N/A(6)	07/2027	—	(1)	—	—
Banker's Toolbox, Inc.(5)	One stop	L + 5.25%		N/A(6)	07/2027	—	(7)	—	—
Flash Topco, Inc.	One stop	L + 5.75%	(a)	6.50%	10/2028	7,665	7,593	0.7	7,665
Flash Topco, Inc. (5)	One stop	L + 5.75%		N/A(6)	10/2028	—	(1)	—	—
Higginbotham Insurance Agency, Inc.#	One stop	L + 5.50%	(a)	6.25%	11/2026	1,840	1,819	0.2	1,840
Higginbotham Insurance Agency, Inc.	One stop	L + 5.50%	(a)	6.25%	11/2026	117	112	—	117
						14,343	14,180	1.3	14,343
Diversified Telecommunication Services
NTI Connect, LLC#	Senior loan	L + 5.00%	(b)	6.01%	12/2024	641	631	0.1	641

Electronic Equipment, Instruments and Components
Electrical Source Holdings, LLC#~	Senior loan	L + 5.50%	(b)	6.51%	11/2025	15,579	15,484	1.4	15,579
Electrical Source Holdings, LLC#	One stop	L + 5.50%	(b)	6.25%	11/2025	12,589	12,535	1.1	12,589
Electrical Source Holdings, LLC~	Senior loan	L + 5.50%	(b)	6.51%	11/2025	3,295	3,275	0.3	3,295
Electrical Source Holdings, LLC	One stop	L + 5.50%	(b)	6.42%	11/2025	3,277	3,277	0.3	3,277
Electrical Source Holdings, LLC~	Senior loan	L + 5.50%	(b)	6.51%	11/2025	1,894	1,850	0.2	1,894
Electrical Source Holdings, LLC	Senior loan	L + 5.50%	(b)	6.51%	11/2025	1,692	1,692	0.2	1,692
Electrical Source Holdings, LLC	Senior loan	L + 5.50%	(b)	6.25%	11/2025	1,596	1,584	0.1	1,596
Electrical Source Holdings, LLC	Senior loan	L + 5.50%	(b)	6.51%	11/2025	1,096	1,089	0.1	1,096
Electrical Source Holdings, LLC	Second lien	L + 5.50%	(b)	6.51%	11/2025	843	838	0.1	843
Electrical Source Holdings, LLC	Senior loan	L + 5.50%	(b)	6.25%	11/2025	747	742	0.1	747
Electrical Source Holdings, LLC	Senior loan	L + 5.50%	(b)	6.25%	11/2025	305	302	—	305
Electrical Source Holdings, LLC	Senior loan	L + 5.50%	(b)	6.41%	11/2025	133	130	—	133
Electrical Source Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2025	—	(20)	—	—
						43,046	42,778	3.9	43,046
Food & Staples Retailing
Captain D's, LLC#	Senior loan	L + 4.50%	(a)	5.50%	12/2023	1,193	1,188	0.1	1,193
Captain D's, LLC#	Senior loan	L + 4.50%	(a)	5.50%	12/2023	197	195	—	197
Captain D's, LLC	Senior loan	L + 4.50%		N/A(6)	12/2023	—	—	—	—
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	616	614	0.1	616
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	316	315	0.1	316
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	248	248	—	248
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	243	243	—	243
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	120	119	—	120
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	119	119	—	119
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.00% cash/7.50% PIK	06/2023	59	59	—	59
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(b)	8.51%	01/2023	331	330	—	331
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(b)	8.51%	01/2023	116	116	—	116
Ruby Slipper Cafe LLC, The	One stop	L + 7.50%	(b)	8.51%	01/2023	20	20	—	20
Wineshipping.com LLC#	One stop	L + 5.75%	(b)	6.75%	10/2027	3,094	3,066	0.3	3,094
Wineshipping.com LLC	One stop	L + 5.75%	(b)	6.75%	10/2027	23	23	—	23
Wineshipping.com LLC(5)	One stop	L + 5.75%		N/A(6)	10/2027	—	(4)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing - (continued)
Wood Fired Holding Corp.	One stop	L + 6.25%	(a)(b)	7.25%	12/2023	$2,550	$2,534	0.3%	$2,550
Wood Fired Holding Corp.(5)	One stop	L + 6.25%		N/A(6)	12/2023	—	(1)	—	—
Zenput Inc.+	One stop	L + 9.00%	(b)	7.00% cash/3.00% PIK	06/2026	432	430	—	434
Zenput Inc.	One stop	L + 6.00%		N/A(6)	06/2026	—	—	—	—
						9,677	9,614	0.9	9,679
Food Products
Borrower R365 Holdings, LLC+	One stop	L + 6.50%	(b)	4.51% cash/3.00% PIK	06/2027	5,185	5,098	0.5	5,185
Borrower R365 Holdings, LLC#	One stop	L + 6.50%	(b)	4.51% cash/3.00% PIK	06/2027	432	424	—	432
Borrower R365 Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	06/2027	—	(1)	—	—
Borrower R365 Holdings, LLC(5)	One stop	L + 3.50%		N/A(6)	06/2027	—	(5)	—	—
Flavor Producers, LLC#	Senior loan	L + 5.75%	(b)	5.75% cash/1.00% PIK	12/2023	438	436	—	430
Flavor Producers, LLC	Senior loan	L + 4.75%	(a)	5.75%	12/2022	8	7	—	7
Kodiak Cakes, LLC+	Senior loan	L + 4.50%	(a)	5.50%	06/2027	4,827	4,774	0.4	4,827
Kodiak Cakes, LLC	Senior loan	L + 4.50%	(a)	5.50%	06/2026	50	48	—	50
Louisiana Fish Fry Products, Ltd.#	One stop	L + 5.75%	(b)	6.76%	07/2027	4,227	4,190	0.4	4,227
Louisiana Fish Fry Products, Ltd.	One stop	L + 5.75%	(a)(b)	6.76%	07/2027	51	49	—	51
MAPF Holdings, Inc.~+	One stop	L + 5.50%	(b)	6.51%	12/2026	15,148	15,027	1.4	15,148
MAPF Holdings, Inc.	One stop	L + 5.50%	(b)(d)	6.51%	12/2026	70	68	—	70
P&P Food Safety Holdings, Inc.~	One stop	L + 6.00%	(b)(c)	7.00%	12/2026	7,057	6,981	0.6	6,986
P&P Food Safety Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(1)	—	(1)
P&P Food Safety Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(26)	—	(27)
Ultimate Baked Goods Midco LLC#	One stop	L + 6.25%	(b)	7.26%	08/2027	2,848	2,810	0.3	2,791
Ultimate Baked Goods Midco LLC	One stop	L + 6.25%	(b)	7.25%	08/2027	42	41	—	41
Whitebridge Pet Brands, LLC#	One stop	L + 5.00%	(a)	6.00%	07/2027	6,531	6,473	0.6	6,531
Whitebridge Pet Brands, LLC	One stop	L + 5.00%	(a)	6.00%	07/2027	40	39	—	40
Wizard Bidco Limited#(8)(9)(10)	One stop	SN + 4.75%	(j)	5.44%	03/2029	3,493	3,441	0.3	3,439
Wizard Bidco Limited(5)(8)(9)(10)	One stop	SN + 4.75%		N/A(6)	03/2028	—	(1)	—	(1)
						50,447	49,872	4.5	50,226

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior loan	L + 8.25%	(b)	9.25%	09/2024	$182	$181	—%	$181
Connexin Software, Inc.#+	One stop	L + 8.50%	(b)	9.50%	02/2024	1,444	1,438	0.1	1,444
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
ESO Solution, Inc.#+	One stop	SF + 7.00%	(m)	8.00%	03/2027	3,811	3,777	0.3	3,811
ESO Solution, Inc.(5)	One stop	L + 7.00%		N/A(6)	03/2027	—	(1)	—	—
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%	(b)	6.75%	08/2026	1,513	1,489	0.1	1,513
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%	(b)	6.76%	08/2026	798	788	0.1	798
HSI Halo Acquisition, Inc.~	One stop	L + 5.75%	(b)	6.76%	08/2026	525	521	—	525
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(b)	6.76%	08/2026	306	303	—	306
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(b)	6.76%	08/2026	288	282	—	288
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(a)	6.75%	09/2025	8	7	—	8
HSI Halo Acquisition, Inc.(5)	One stop	L + 5.75%		N/A(6)	08/2026	—	(5)	—	—
Nextech Holdings, LLC~+	One stop	L + 5.50%	(b)	5.80%	06/2025	17,581	17,489	1.6	17,581
Nextech Holdings, LLC+	One stop	L + 5.50%	(b)	5.80%	06/2025	713	709	0.1	713
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(2)	—	—
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.00%	(b)	6.01%	06/2025	5,695	5,654	0.6	5,695
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.00%	(b)	6.01%	06/2025	5,012	5,013	0.5	5,012
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.00%	(b)	6.01%	06/2025	2,425	2,426	0.2	2,425
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.00%	(b)	6.01%	06/2025	679	676	0.1	679
Qgenda Intermediate Holdings, LLC	One stop	L + 5.00%		N/A(6)	06/2025	—	—	—	—
Transaction Data Systems, Inc.~+	One stop	L + 4.50%	(b)	5.51%	02/2026	11,275	11,092	1.0	11,275
Transaction Data Systems, Inc.(5)	One stop	L + 4.50%		N/A(6)	02/2026	—	(1)	—	—
						52,255	51,836	4.7	52,254
Healthcare Equipment and Supplies
Aspen Medical Products, LLC~	One stop	L + 5.00%	(b)	6.00%	06/2025	937	932	0.1	937
Aspen Medical Products, LLC#	One stop	L + 5.00%	(b)	6.00%	06/2025	60	60	—	60
Aspen Medical Products, LLC	One stop	L + 5.00%		N/A(6)	06/2025	—	—	—	—
Baduhenna Bidco Limited(8)(10)	One stop	SF + 6.50%	(k)	7.43%	08/2028	2,330	2,293	0.2	2,330
Baduhenna Bidco Limited(8)(9)(10)	One stop	E + 6.50%	(e)	6.50%	08/2028	1,475	1,451	0.1	1,379
Baduhenna Bidco Limited(8)(9)(10)	One stop	SN + 6.50%	(j)	7.47%	08/2028	423	416	—	400
Baduhenna Bidco Limited(8)(9)(10)	One stop	E + 6.50%	(f)	6.50%	08/2028	336	324	—	329
Baduhenna Bidco Limited(5)(8)(9)(10)	One stop	SN + 6.50%		N/A(6)	08/2028	—	(8)	—	—
Belmont Instrument, LLC#	Senior loan	SF + 4.75%	(m)	5.75%	12/2023	1,757	1,749	0.2	1,757
Belmont Instrument, LLC#	Senior loan	SF + 4.75%	(m)	5.75%	12/2023	161	160	—	161
Blades Buyer, Inc.#~	Senior loan	L + 4.75%	(b)	5.75%	03/2028	2,147	2,118	0.2	2,126
Blades Buyer, Inc.	Senior loan	SF + 4.75%	(m)	5.75%	03/2028	351	345	0.1	349
Blades Buyer, Inc.(5)	Senior loan	L + 4.75%		N/A(6)	03/2028	—	(1)	—	(1)
Blades Buyer, Inc.(5)	Senior loan	SF + 4.75%		N/A(6)	03/2028	—	(6)	—	(6)
Blue River Pet Care, LLC~	One stop	L + 5.00%	(a)	5.46%	07/2026	12,111	11,974	1.1	11,990
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2025	—	(1)	—	(2)
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(10)	—	(10)
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(224)	—	(232)
CCSL Holdings, LLC~	One stop	L + 6.00%	(c)	7.50%	12/2026	6,132	6,071	0.5	6,132
CCSL Holdings, LLC	One stop	L + 6.00%	(c)	7.50%	12/2026	1,655	1,633	0.1	1,655
CCSL Holdings, LLC	One stop	L + 6.00%	(b)(d)	7.31%	12/2026	50	48	—	50
CMI Parent Inc.~+	Senior loan	L + 4.25%	(b)	5.06%	08/2025	14,284	14,174	1.3	14,284
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment and Supplies - (continued)
CMI Parent Inc.+	Senior loan	L + 4.25%	(b)	5.26%	08/2025	$6,838	$6,779	0.6%	$6,838
CMI Parent Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(1)	—	—
						51,047	50,276	4.5	50,526

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC	Subordinated debt	N/A		11.50% PIK	12/2031	$1,028	$1,008	0.1%	$1,028
AAH TOPCO, LLC #	One stop	L + 5.50%	(a)	6.25%	12/2027	524	519	—	524
AAH TOPCO, LLC (5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(1)	—	—
AAH TOPCO, LLC (5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(81)	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	Subordinated debt	L + 10.50%	(b)	11.51%	03/2028	3,871	3,711	0.3	3,871
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 6.00%	(b)	7.01%	03/2027	1,695	1,679	0.2	1,713
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 6.00%	(b)	7.01%	03/2027	1,548	1,529	0.1	1,564
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	Subordinated debt	L + 10.50%	(b)	11.51%	03/2028	700	692	0.1	700
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	Subordinated debt	L + 10.50%	(b)	11.51%	03/2028	266	264	—	266
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(1)	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	L + 5.75%		N/A(6)	03/2027	—	(12)	—	—
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(b)	5.51%	12/2024	3,926	3,893	0.3	3,926
CRH Healthcare Purchaser, Inc.~	Senior loan	L + 4.50%	(b)	5.51%	12/2024	1,682	1,668	0.2	1,682
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(b)	5.51%	12/2024	1,258	1,248	0.1	1,258
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(b)	5.51%	12/2024	852	844	0.1	852
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
Datix Bidco Limited(8)(9)(10)	Senior loan	L + 4.50%	(j)	4.96%	04/2025	25,765	25,326	2.2	24,788
Datix Bidco Limited(8)(9)(10)	Second lien	L + 7.75%	(j)	8.21%	04/2026	9,143	8,981	0.8	8,796
Datix Bidco Limited(8)(9)(10)	Senior loan	SN + 4.50%	(j)	5.19%	04/2025	4,743	4,653	0.4	4,591
Elite Dental Partners LLC	One stop	L + 5.25%	(b)	6.26% PIK	06/2023	1,741	1,731	0.2	1,706
Elite Dental Partners LLC	One stop	L + 12.00%	(b)	13.01% PIK	06/2023	253	253	—	253
Elite Dental Partners LLC	One stop	L + 5.25%	(b)	6.26% PIK	06/2023	188	188	—	188
Emerge Intermediate, Inc.	One stop	L + 6.00%	(b)	7.01%	05/2024	2,317	2,291	0.2	2,317
Emerge Intermediate, Inc.(5)	One stop	L + 6.00%		N/A(6)	05/2024	—	(1)	—	—
Encorevet Group LLC	One stop	L + 6.75%	(b)	7.76%	11/2024	14,705	14,608	1.3	14,705
Encorevet Group LLC	One stop	L + 6.75%	(b)	7.76%	11/2024	7,568	7,507	0.7	7,568
Encorevet Group LLC~	Senior loan	L + 6.75%	(b)	7.76%	11/2024	3,991	3,970	0.4	3,991
Encorevet Group LLC	One stop	L + 6.75%	(b)	7.76%	11/2024	1,990	1,974	0.2	1,990
Encorevet Group LLC~	Senior loan	L + 6.75%	(b)	7.76%	11/2024	1,791	1,791	0.2	1,791
Encorevet Group LLC~	Senior loan	L + 6.75%	(b)	7.76%	11/2024	1,115	1,109	0.1	1,115
Encorevet Group LLC	Senior loan	L + 6.75%	(b)	7.76%	11/2024	926	921	0.1	926
Encorevet Group LLC	One stop	L + 6.75%	(b)	7.76%	11/2024	659	653	0.1	659
Encorevet Group LLC	One stop	L + 6.75%	(b)	7.76%	11/2024	631	625	0.1	631
Encorevet Group LLC	One stop	L + 6.75%	(b)	7.76%	11/2024	571	566	0.1	571
Encorevet Group LLC	One stop	L + 6.75%	(b)	7.76%	11/2024	393	390	—	393
Encorevet Group LLC	Senior loan	L + 6.75%	(b)	7.76%	11/2024	159	159	—	159
Encorevet Group LLC	One stop	L + 6.75%	(b)	7.76%	11/2024	120	119	—	120
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services - (continued)
Encorevet Group LLC	Senior loan	L + 6.75%	(b)	7.75%	11/2024	$47	$46	—%	$47
Encorevet Group LLC(5)	One stop	L + 6.75%		N/A(6)	11/2024	—	(4)	—	—
ERC Topco Holdings, LLC#	One stop	L + 5.50%	(a)	6.25%	11/2028	16,219	16,071	1.5	16,219
ERC Topco Holdings, LLC	One stop	L + 5.50%	(a)(d)	6.53%	11/2027	31	30	—	31
ERC Topco Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(52)	—	—
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(b)	2.01% cash/5.25% PIK	05/2023	3,922	3,889	0.2	2,746
Eyecare Services Partners Holdings LLC	One stop	L + 6.25%	(b)	2.01% cash/5.25% PIK	05/2023	1,168	1,167	0.1	818
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(11)	One stop	C + 4.50%	(i)	5.71%	03/2027	2,753	2,725	0.2	2,924
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(11)	One stop	C + 4.50%	(i)	5.69%	03/2027	2,675	2,652	0.2	2,720
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(11)	One stop	L + 4.50%	(b)	5.51%	03/2027	1,106	1,094	0.1	1,106
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(9)(11)	One stop	C + 4.50%	(i)	0.055	03/2027	787	781	0.1	842
Heartland Veterinary Partners LLC	Senior loan	L + 4.75%	(a)(b)	5.75%	12/2026	493	471	—	493
Heartland Veterinary Partners LLC#	Senior loan	L + 4.75%	(b)	5.75%	12/2026	385	381	—	385
Heartland Veterinary Partners LLC	Senior loan	L + 4.75%		N/A(6)	12/2026	—	—	—	—
Klick Inc.#(8)(11)	Senior loan	L + 4.50%	(b)(d)	5.51%	03/2028	3,933	3,899	0.4	3,933
Klick Inc.(5)(8)(11)	Senior loan	L + 4.50%		N/A(6)	03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(b)	6.26%	05/2025	798	792	0.1	798
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(b)	6.26%	05/2025	469	466	—	469
Krueger-Gilbert Health Physics, LLC~	Senior loan	L + 5.25%	(b)	6.26%	05/2025	126	126	—	126
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(b)	6.26%	05/2025	30	30	—	30
Krueger-Gilbert Health Physics, LLC(5)	Senior loan	L + 5.25%		N/A(6)	05/2025	—	(5)	—	—
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(9)(11)	One stop	C + 5.25%	(i)	6.43%	05/2028	7,880	7,777	0.7	7,640
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(11)	One stop	L + 5.25%	(b)	6.26%	05/2028	1,685	1,664	0.2	1,685
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(11)	One stop	L + 5.25%	(b)	6.26%	05/2028	1,114	1,103	0.1	1,114
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(11)	One stop	C + 5.25%	(i)	6.43%	05/2028	467	454	—	466
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(11)	One stop	C + 5.25%	(i)	6.42%	05/2026	93	91	—	94
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(11)	One stop	L + 5.25%	(b)	6.26%	05/2028	65	62	—	65
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(11)	One stop	L + 5.25%	(b)	6.26%	05/2026	60	59	—	60
Suveto Buyer, LLC	One stop	L + 4.25%	(b)	5.26%	09/2027	7,814	7,711	0.7	7,814
Suveto Buyer, LLC	One stop	L + 4.25%	(b)	5.26%	09/2027	18	17	—	18
						150,257	148,269	13.2	147,285
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
BJH Holdings III Corp.#~	One stop	L + 4.50%	(b)	5.50%	08/2025	$21,262	$21,062	1.9%	$21,262
BJH Holdings III Corp.	One stop	L + 4.50%	(a)(b)	5.50%	08/2025	75	70	—	75
CR Fitness Holdings, LLC	Senior loan	L + 4.00%	(a)	5.00%	07/2025	327	325	—	327
CR Fitness Holdings, LLC#	Senior loan	L + 4.00%	(a)	5.00%	07/2025	311	309	—	311
CR Fitness Holdings, LLC	Senior loan	L + 4.00%	(a)	5.00%	07/2025	37	37	—	37
Davidson Hotel Company, LLC#	One stop	L + 6.75%	(a)	6.25% cash/1.50% PIK	07/2024	1,764	1,752	0.2	1,675
Davidson Hotel Company, LLC	One stop	L + 6.75%	(a)	6.25% cash/1.50% PIK	07/2024	430	429	0.1	408
Davidson Hotel Company, LLC(5)	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	(3)
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(b)	5.75%	01/2025	1,713	1,699	0.2	1,713
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(b)	5.75%	01/2025	367	364	—	367
EOS Fitness Opco Holdings, LLC	One stop	L + 4.75%	(b)	5.75%	01/2025	60	60	—	60
Freddy's Frozen Custard LLC#~	One stop	L + 5.00%	(b)	6.00%	03/2027	3,608	3,579	0.3	3,608
Freddy's Frozen Custard LLC(5)	One stop	L + 5.00%		N/A(6)	03/2027	—	(1)	—	—
Harri US LLC+	One stop	L + 10.00%	(b)	7.00% cash/4.00% PIK	08/2026	339	298	—	342
Harri US LLC	One stop	L + 6.00%		N/A(6)	08/2026	—	—	—	—
Harri US LLC(5)	One stop	L + 6.00%		N/A(6)	08/2026	—	(3)	—	6
SSRG Holdings, LLC#~	One stop	L + 4.75%	(b)	5.76%	11/2025	6,319	6,281	0.6	6,319
SSRG Holdings, LLC	One stop	L + 4.75%	(b)	5.75%	11/2025	75	75	—	75
Tropical Smoothie Cafe Holdings, LLC~	Senior loan	L + 5.25%	(a)(b)	6.25%	09/2026	5,443	5,394	0.5	5,443
Tropical Smoothie Cafe Holdings, LLC#	Senior loan	L + 5.25%	(a)(b)	6.25%	09/2026	2,597	2,576	0.2	2,597
Tropical Smoothie Cafe Holdings, LLC(5)	Senior loan	L + 5.25%		N/A(6)	09/2026	—	(1)	—	—
						44,727	44,305	4.0	44,622

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
Groundworks LLC	Senior loan	L + 5.00%	(b)	6.01%	01/2026	$1,386	$1,370	0.1%	$1,386
Groundworks LLC	Senior loan	L + 5.00%	(b)	6.01%	01/2026	626	619	0.1	626
Groundworks LLC#	Senior loan	L + 5.00%	(b)	6.01%	01/2026	417	413	—	417
Groundworks LLC	Senior loan	L + 5.00%	(b)	6.01%	01/2026	372	367	0.1	372
Groundworks LLC#	Senior loan	L + 5.00%	(b)	6.01%	01/2026	220	217	—	220
Groundworks LLC	Senior loan	L + 5.00%		N/A(6)	01/2026	—	—	—	—
Groundworks LLC(5)	Senior loan	L + 5.00%		N/A(6)	01/2026	—	(22)	—	—
						3,021	2,964	0.3	3,021
Household Products
WU Holdco, Inc. ~	One stop	L + 5.50%	(b)	6.51%	03/2026	1,215	1,208	0.1	1,215
WU Holdco, Inc. #	One stop	L + 5.50%	(b)	6.51%	03/2026	433	433	0.1	433
WU Holdco, Inc.	One stop	L + 5.50%	(a)	6.50%	03/2026	112	111	—	112
WU Holdco, Inc.	One stop	P + 4.50%	(d)	8.00%	03/2025	3	3	—	3
						1,763	1,755	0.2	1,763
Industrial Conglomerates
Arch Global CCT Holdings Corp.#	Senior loan	L + 4.50%	(a)	4.96%	04/2026	909	907	0.1	909
Arch Global CCT Holdings Corp.	Senior loan	L + 4.50%	(a)	4.96%	04/2026	478	475	—	477
Arch Global CCT Holdings Corp.	Senior loan	L + 4.50%	(a)	5.25%	04/2026	44	44	—	44
Arch Global CCT Holdings Corp.	Senior loan	L + 4.50%		N/A(6)	04/2025	—	—	—	—
Essential Services Holdings Corporation	One stop	L + 5.75%	(a)	6.75%	11/2026	795	692	0.1	795
Essential Services Holdings Corporation(5)	One stop	L + 5.75%		N/A(6)	11/2025	—	(1)	—	—
Madison Safety & Flow LLC#	Senior loan	L + 4.00%	(a)	4.29%	03/2025	169	168	—	169
Madison Safety & Flow LLC	Senior loan	L + 4.00%	(a)	4.39%	03/2025	3	3	—	3
Specialty Measurement Bidco Limited#(8)(9)(10)	One stop	E + 5.75%	(e)	6.75%	11/2027	3,189	3,117	0.3	2,962
Specialty Measurement Bidco Limited#(8)(10)	One stop	L + 5.75%	(b)	6.75%	11/2027	3,185	3,115	0.3	3,185
Specialty Measurement Bidco Limited(5)(8)(9)(10)	One stop	SN + 5.75%		N/A(6)	11/2027	—	(17)	—	—
						8,772	8,503	0.8	8,544
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Insurance
Alera Group, Inc.#	One stop	L + 5.50%	(a)	6.25%	10/2028	$10,831	$10,731	1.0%	$10,831
Alera Group, Inc.	One stop	L + 5.50%	(a)	6.25%	10/2028	2,972	2,930	0.3	2,972
Alera Group, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(17)	—	—
AMBA Buyer, Inc. #	One stop	L + 5.75%	(b)	6.50%	07/2027	1,379	1,366	0.1	1,365
AMBA Buyer, Inc.	One stop	L + 5.75%		N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc. (5)	One stop	L + 5.75%		N/A(6)	07/2027	—	(2)	—	(4)
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(b)	6.25%	08/2025	1,144	1,129	0.1	1,144
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(b)(c)	6.75%	08/2025	917	912	0.1	926
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(b)	6.75%	08/2025	691	682	0.1	697
Integrity Marketing Acquisition, LLC~	One stop	L + 5.75%	(b)	6.75%	08/2025	358	355	—	361
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(b)	6.75%	08/2025	314	312	—	316
Integrity Marketing Acquisition, LLC	One stop	L + 5.75%	(b)	6.75%	08/2025	190	189	—	191
Integrity Marketing Acquisition, LLC	One stop	L + 5.75%		N/A(6)	08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	Senior loan	L + 5.50%		N/A(6)	08/2025	—	(5)	—	—
J.S. Held Holdings, LLC~+	One stop	L + 5.50%	(b)	6.51%	07/2025	18,493	18,249	1.7	18,336
J.S. Held Holdings, LLC	One stop	L + 5.50%	(b)	6.51%	07/2025	4,053	3,990	0.4	4,019
J.S. Held Holdings, LLC#	One stop	SF + 5.50%	(m)	6.50%	07/2025	3,920	3,842	0.3	3,881
J.S. Held Holdings, LLC	One stop	P + 4.50%	(a)(b)(d)	8.00%	07/2025	16	13	—	14
J.S. Held Holdings, LLC(5)	One stop	SF + 5.50%		N/A(6)	07/2025	—	(48)	—	(48)
Keystone Agency Partners LLC#	Senior loan	L + 5.50%	(b)	6.51%	05/2027	142	140	—	142
Keystone Agency Partners LLC(5)	Senior loan	L + 5.50%		N/A(6)	05/2027	—	(39)	—	—
Long Term Care Group, Inc.#	One stop	L + 6.00%	(a)	6.75%	09/2027	1,274	1,251	0.1	1,249
Majesco~+	One stop	L + 7.25%	(b)	8.26%	09/2027	7,530	7,428	0.7	7,530
Majesco(5)	One stop	L + 7.25%		N/A(6)	09/2026	—	(3)	—	—
Norvax, LLC#+	Senior loan	L + 6.50%	(b)	7.50%	09/2025	12,770	12,676	1.1	12,515
Norvax, LLC#	Senior loan	L + 6.50%	(b)	7.50%	09/2025	4,173	4,106	0.4	4,089
Pareto Health Intermediate Holdings, Inc. #	One stop	L + 5.75%	(b)(d)	6.76%	08/2025	3,124	3,098	0.3	3,124
Patriot Growth Insurance Services, LLC#	One stop	L + 5.50%	(b)	6.25%	10/2028	3,528	3,495	0.3	3,528
Patriot Growth Insurance Services, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(1)	—	—
Patriot Growth Insurance Services, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(11)	—	—
People Corporation#(8)(9)(11)	One stop	C + 6.25%	(i)	7.25%	02/2028	5,800	5,715	0.5	5,939
People Corporation(8)(9)(11)	One stop	C + 6.25%	(i)	7.25%	02/2028	1,936	1,918	0.2	1,938
People Corporation(8)(9)(11)	One stop	C + 5.50%	(i)	6.37%	02/2028	269	243	—	279
People Corporation(8)(9)(11)	One stop	C + 6.25%	(i)	7.25%	02/2027	81	79	—	83
RSC Acquisition, Inc.~+	One stop	L + 5.50%	(b)	6.27%	10/2026	12,274	12,096	1.1	12,274
RSC Acquisition, Inc.~+	One stop	L + 5.50%	(b)	6.26%	10/2026	3,151	3,006	0.3	3,151
RSC Acquisition, Inc.#	One stop	L + 5.50%	(b)	6.43%	10/2026	1,953	1,935	0.2	1,953
RSC Acquisition, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(1)	—	—
RSC Acquisition, Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2026	—	(18)	—	—
Sunstar Insurance Group, LLC#	Senior loan	L + 5.75%	(b)	6.76%	10/2026	313	309	—	313
Sunstar Insurance Group, LLC	Senior loan	L + 5.75%	(b)	6.76%	10/2026	158	156	—	158
Sunstar Insurance Group, LLC	Senior loan	L + 5.75%	(b)	6.76%	10/2026	158	155	—	158
Sunstar Insurance Group, LLC	Senior loan	L + 5.75%		N/A(6)	10/2026	—	—	—	—
TigerRisk, LLC#	One stop	L + 5.00%	(b)	6.00%	06/2027	8,827	8,751	0.8	8,827
TigerRisk, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2027	—	(1)	—	—
						112,739	111,111	10.1	112,251
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Internet & Catalog Retail
Revalize, Inc.~+	One stop	L + 5.75%	(b)	6.76%	04/2027	$5,952	$5,901	0.5%	$5,952
Revalize, Inc.+	One stop	L + 5.75%	(b)	6.76%	04/2027	3,483	3,454	0.3	3,483
Revalize, Inc.	One stop	L + 5.75%	(b)	6.76%	04/2027	2,059	2,046	0.2	2,059
Revalize, Inc.+	One stop	L + 5.75%	(b)	6.76%	04/2027	1,727	1,713	0.2	1,727
Revalize, Inc.+	One stop	L + 5.75%	(b)	6.76%	04/2027	1,040	1,032	0.1	1,040
Revalize, Inc.#	One stop	L + 5.75%	(b)	6.76%	04/2027	776	769	0.1	776
Revalize, Inc.	One stop	L + 5.75%	(b)	6.75%	04/2027	143	141	—	143
Revalize, Inc.(5)	One stop	L + 5.75%		N/A(6)	04/2027	—	(6)	—	—
						15,180	15,050	1.4	15,180
IT Services
Acquia, Inc.+	One stop	L + 7.00%	(b)	8.00%	10/2025	2,442	2,422	0.2	2,442
Acquia, Inc.	One stop	L + 7.00%		N/A(6)	10/2025	—	—	—	—
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	One stop	L + 7.50%	(b)	8.50% cash/1.00% PIK	08/2025	1,730	1,684	0.2	1,776
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	One stop	L + 6.50%		N/A(6)	08/2025	—	—	—	1
CivicPlus, LLC+	One stop	L + 6.00%	(b)	6.75%	08/2027	2,623	2,599	0.2	2,623
CivicPlus, LLC	One stop	L + 6.00%		N/A(6)	08/2027	—	—	—	—
CivicPlus, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2027	—	(11)	—	—
Cordeagle US Finco, Inc.#+	One stop	L + 6.75%	(b)	7.75%	07/2027	2,183	2,144	0.2	2,139
Cordeagle US Finco, Inc.(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(1)	—	(1)
Delinea Inc.+	One stop	L + 5.75%	(a)	6.75%	03/2028	6,530	6,447	0.6	6,530
Delinea Inc.+	One stop	L + 5.75%	(b)	6.76%	03/2028	3,831	3,790	0.3	3,831
Delinea Inc.(5)	One stop	L + 5.75%		N/A(6)	03/2027	—	(3)	—	—
Episerver, Inc.+	One stop	L + 5.50%	(b)	6.51%	04/2026	4,926	4,865	0.4	4,926
Episerver, Inc.(8)(9)	One stop	E + 5.75%	(e)	5.75%	04/2026	4,653	4,617	0.4	4,482
Episerver, Inc.+	One stop	L + 5.50%	(b)	6.51%	04/2026	2,698	2,677	0.2	2,698
Episerver, Inc.#	One stop	L + 5.50%	(b)	6.51%	04/2026	1,526	1,505	0.1	1,526
Episerver, Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(3)	—	—
Episerver, Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(13)	—	—
Infinisource, Inc.#~	One stop	L + 4.75%	(b)	5.76%	10/2026	10,302	10,208	0.9	10,302
Infinisource, Inc.#	One stop	L + 4.75%	(b)	5.76%	10/2026	6,538	6,478	0.6	6,538
Infinisource, Inc.	One stop	L + 4.75%	(b)	5.76%	10/2026	4,913	4,869	0.4	4,913
Infinisource, Inc.	One stop	L + 4.75%	(b)	5.76%	10/2026	1,707	1,692	0.2	1,707
Infinisource, Inc.#	One stop	L + 4.75%	(b)	5.76%	10/2026	1,218	1,205	0.1	1,218
Infinisource, Inc.(5)	One stop	L + 4.75%		N/A(6)	10/2026	—	(2)	—	—
Infinisource, Inc.(5)	One stop	L + 4.75%		N/A(6)	10/2026	—	(80)	—	—
Infinisource, Inc.(5)	One stop	L + 4.75%		N/A(6)	10/2026	—	(16)	—	—
PCS Intermediate II Holdings, LLC~	One stop	L + 5.25%	(b)	6.26%	01/2026	4,845	4,813	0.5	4,845
PCS Intermediate II Holdings, LLC#	One stop	L + 5.25%	(b)	6.26%	01/2026	709	703	0.1	709
PCS Intermediate II Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC#~	One stop	L + 5.50%	(b)	6.51%	12/2025	18,417	18,276	1.7	18,417
Recordxtechnologies, LLC	One stop	L + 5.50%	(b)	6.51%	12/2025	1,680	1,663	0.2	1,680
Recordxtechnologies, LLC	One stop	L + 5.50%	(b)	6.51%	12/2025	100	98	—	100
Red Dawn SEI Buyer, Inc.#~	Senior loan	L + 4.25%	(b)	5.26%	11/2025	13,370	13,270	1.2	13,260
Red Dawn SEI Buyer, Inc.#(8)(9)	Senior loan	SN + 4.50%	(j)	5.50%	11/2025	9,546	9,474	0.8	9,152
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.25%	(b)	5.26%	11/2025	2,377	2,363	0.2	2,358
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.50%	(b)	5.51%	11/2025	986	969	0.1	986
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IT Services - (continued)
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	$—	$(2)	—%	$(2)
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	11/2025	—	(31)	—	—
Saturn Borrower Inc.#~	One stop	L + 6.50%	(b)	7.51%	09/2026	7,995	7,813	0.7	7,835
Saturn Borrower Inc.	One stop	L + 6.50%	(b)	7.50%	09/2026	95	92	—	93
						117,940	116,573	10.5	117,084
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	09/2024	$1,455	$1,449	0.1%	$1,455
WBZ Investment LLC	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	09/2024	482	480	—	482
WBZ Investment LLC	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	09/2024	335	334	—	335
WBZ Investment LLC	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	09/2024	172	171	0.1	172
WBZ Investment LLC	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	09/2024	41	41	—	41
						2,485	2,475	0.2	2,485
Life Sciences Tools & Services
Covaris Intermediate 3, LLC#	One stop	L + 5.25%	(b)	6.00%	01/2028	368	365	—	368
Covaris Intermediate 3, LLC(5)	One stop	L + 5.25%		N/A(6)	01/2028	—	(1)	—	—
Covaris Intermediate 3, LLC(5)	One stop	L + 5.25%		N/A(6)	01/2028	—	(40)	—	—
PAS Parent Inc.#	One stop	L + 5.50%	(b)	6.51%	12/2028	16,055	15,757	1.5	16,055
PAS Parent Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(13)	—	—
PAS Parent Inc.(5)	One stop	L + 5.50%	(b)	N/A(6)	12/2028	—	(76)	—	—
Reaction Biology Corporation#	One stop	SF + 5.25%	(l)	6.00%	03/2029	520	515	—	515
Reaction Biology Corporation(5)	One stop	SF + 5.25%		N/A(6)	03/2029	—	(1)	—	(2)
Reaction Biology Corporation(5)	One stop	SF + 5.25%		N/A(6)	03/2029	—	(72)	—	(72)
Unchained Labs, LLC#	Senior loan	L + 5.50%	(a)	6.50%	08/2027	365	358	—	365
Unchained Labs, LLC(5)	Senior loan	L + 5.50%		N/A(6)	08/2027	—	(1)	—	—
Unchained Labs, LLC(5)	Senior loan	L + 5.50%		N/A(6)	08/2027	—	(8)	—	—
						17,308	16,783	1.5	17,229
Machinery
Bad Boy Mowers Acquisition, LLC#	Senior loan	L + 4.25%	(b)	5.00%	03/2028	730	729	0.1	730
Blackbird Purchaser, Inc. #~	Senior loan	L + 4.50%	(a)(b)	5.27%	04/2026	6,628	6,540	0.6	6,628
Blackbird Purchaser, Inc. (5)	Senior loan	L + 4.50%		N/A(6)	10/2025	—	(1)	—	—
Blackbird Purchaser, Inc. (5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(14)	—	—
Chase Industries, Inc.(7)	Senior loan	L + 7.00%	(b)	6.51% cash/1.50% PIK	05/2025	1,956	1,940	0.1	1,271
Chase Industries, Inc.(7)	Senior loan	L + 7.00%	(b)	6.51% cash/1.50% PIK	05/2025	339	336	—	220
Chase Industries, Inc.(7)	Senior loan	L + 7.00%	(b)	6.50% cash/1.50% PIK	05/2023	175	174	—	112
						9,828	9,704	0.8	8,961
Marine
Veson Nautical LLC~	One stop	L + 4.75%	(a)	5.75%	11/2025	3,869	3,841	0.3	3,869
Veson Nautical LLC#	One stop	L + 4.75%	(a)	5.75%	11/2025	2,903	2,879	0.3	2,903
Veson Nautical LLC(5)	One stop	L + 4.75%		N/A(6)	11/2025	—	(1)	—	—
						6,772	6,719	0.6	6,772
Media
Triple Lift, Inc.#	One stop	SF + 5.75%	(k)	6.50%	05/2028	2,118	2,081	0.2	2,076
Triple Lift, Inc.#	One stop	SF + 5.75%	(k)	6.50%	05/2028	458	449	—	449
Triple Lift, Inc.(5)	One stop	L + 5.75%		N/A(6)	05/2028	—	(1)	—	(1)
						2,576	2,529	0.2	2,524
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.#(8)(11)	One stop	L + 6.75%	(b)	7.75%	05/2025	5,594	5,532	0.5	5,594
3ES Innovation, Inc.(5)(8)(11)	One stop	L + 6.75%		N/A(6)	05/2025	—	(1)	—	—
Drilling Info Holdings, Inc.~+	Senior loan	L + 4.50%	(a)	4.96%	07/2025	11,899	11,695	1.1	11,899
Drilling Info Holdings, Inc.~+	Senior loan	L + 4.25%	(a)	4.71%	07/2025	9,680	9,614	0.9	9,680
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	07/2023	—	(1)	—	(1)
Drilling Info Holdings, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	07/2023	—	(1)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels - (continued)
Project Power Buyer, LLC~	One stop	L + 6.00%	(b)	7.01%	05/2026	$3,841	$3,809	0.3%	$3,841
Project Power Buyer, LLC	One stop	L + 6.00%		N/A(6)	05/2025	—	—	—	—
						31,014	30,647	2.8	31,013
Paper & Forest Products
Messenger, LLC#	One stop	L + 5.75%	(b)	6.76%	12/2027	3,900	3,863	0.4	3,900
Messenger, LLC	One stop	L + 5.75%	(b)	6.75%	12/2027	1,481	1,467	0.1	1,481
Messenger, LLC	One stop	P + 4.75%	(a)(d)	7.89%	12/2027	31	30	—	31
Messenger, LLC(5)	One stop	L + 5.75%		N/A(6)	12/2027	—	(7)	—	—
						5,412	5,353	0.5	5,412
Pharmaceuticals
ACP Ulysses Buyer, Inc.#~	Senior loan	L + 5.50%	(a)	6.51%	02/2026	10,363	10,268	0.9	10,363
Amalthea Parent, Inc.#~+(8)(11)	One stop	L + 4.75%	(a)	5.50%	03/2027	21,448	21,231	2.0	21,448
Amalthea Parent, Inc.(5)(8)(11)	One stop	L + 4.75%		N/A(6)	03/2027	—	(3)	—	—
Amalthea Parent, Inc.(5)(8)(11)	One stop	L + 4.75%		N/A(6)	03/2027	—	(21)	—	—
Amalthea Parent, Inc.(5)(8)(11)	One stop	L + 4.75%		N/A(6)	03/2027	—	(65)	—	—
Cobalt Buyer Sub, Inc.#	One stop	L + 5.25%	(a)	6.00%	10/2028	4,537	4,453	0.4	4,537
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)(b)	6.00%	10/2027	21	19	—	21
Cobalt Buyer Sub, Inc.(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(14)	—	—
Spark Bidco Limited#(8)(9)(10)	Senior loan	SN + 4.75%	(j)	5.44%	08/2028	11,604	11,445	1.0	11,081
Spark Bidco Limited(5)(8)(9)(10)	Senior loan	SN + 4.75%		N/A(6)	02/2028	—	(2)	—	—
Spark Bidco Limited(5)(8)(9)(10)	Senior loan	SN + 4.75%		N/A(6)	08/2028	—	(30)	—	—
						47,973	47,281	4.3	47,450
Professional Services
IG Investments Holdings, LLC#	One stop	L + 6.00%	(b)	7.01%	09/2028	3,030	2,976	0.3	3,030
IG Investments Holdings, LLC	One stop	P + 5.00%	(d)	8.50%	09/2027	9	8	—	9
NBG Acquisition Corp. and NBG-P Acquisition Corp.#~	One stop	L + 5.25%	(b)	6.00%	11/2028	26,867	26,676	2.4	26,867
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(b)	6.00%	11/2028	33	32	—	33
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(58)	—	—
Net Health Acquisition Corp.#	One stop	L + 5.75%	(a)	6.75%	12/2025	1,458	1,447	0.1	1,458
Net Health Acquisition Corp.~	One stop	L + 5.75%	(a)	6.75%	12/2025	853	844	0.1	853
Net Health Acquisition Corp.~	One stop	L + 5.75%	(a)	6.75%	12/2025	734	726	0.1	734
Net Health Acquisition Corp.~	One stop	L + 5.75%	(a)	6.75%	12/2025	461	456	—	461
Net Health Acquisition Corp.~	One stop	L + 5.75%	(a)	6.75%	12/2025	109	108	—	109
Net Health Acquisition Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(2)	—	—
PlanSource Holdings, Inc. +	One stop	L + 6.25%	(b)(c)	7.25%	04/2025	2,818	2,796	0.3	2,818
PlanSource Holdings, Inc.	One stop	L + 6.25%	(b)	7.25%	04/2025	556	553	—	556
PlanSource Holdings, Inc. #	One stop	L + 6.25%	(c)	7.25%	04/2025	484	481	—	484
PlanSource Holdings, Inc. (5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
ProcessMAP Corporation#	One stop	L + 6.25%	(b)	3.51% cash/3.75% PIK	12/2027	1,714	1,698	0.2	1,714
ProcessMAP Corporation(5)	One stop	L + 6.00%		N/A(6)	12/2027	—	—	—	(1)
Procure Acquireco, Inc.#~	One stop	L + 5.50%	(b)	6.25%	12/2028	7,843	7,767	0.7	7,843
Procure Acquireco, Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(1)	—	—
Procure Acquireco, Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(43)	—	—
						46,969	46,463	4.2	46,968
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
Inhabit IQ Inc.	One stop	L + 6.00%	(a)	7.00%	07/2025	$16,685	$16,544	1.5%	$16,685
Inhabit IQ Inc.+	One stop	L + 6.00%	(b)	7.00%	07/2025	9,487	9,406	0.9	9,487
Inhabit IQ Inc.~	One stop	L + 6.00%	(b)	7.00%	07/2025	2,736	2,720	0.3	2,736
Inhabit IQ Inc.~	One stop	L + 6.00%	(b)	7.00%	07/2025	2,556	2,528	0.2	2,556
Inhabit IQ Inc.~	One stop	L + 6.00%	(b)	7.00%	07/2025	1,105	1,099	0.1	1,105
Inhabit IQ Inc.	One stop	L + 6.00%	(b)	7.00%	07/2025	902	896	0.1	902
Inhabit IQ Inc.#	One stop	L + 6.00%	(a)	7.00%	07/2025	697	690	0.1	697
Inhabit IQ Inc.	One stop	L + 6.00%	(b)	7.00%	07/2025	389	387	—	389
Inhabit IQ Inc.	One stop	L + 6.00%	(b)	7.00%	07/2025	330	328	—	330
Inhabit IQ Inc.	One stop	L + 6.00%	(b)	7.00%	07/2025	329	327	—	329
Inhabit IQ Inc.	One stop	L + 6.00%	(b)	7.00%	07/2025	260	258	—	260
Inhabit IQ Inc.	One stop	L + 6.00%	(b)	7.00%	07/2025	137	136	—	137
Inhabit IQ Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(1)	—	—
MRI Software LLC~+	One stop	L + 5.50%	(b)	6.51%	02/2026	15,239	15,159	1.4	15,239
MRI Software LLC~+	One stop	L + 5.50%	(b)	6.51%	02/2026	4,461	4,404	0.4	4,461
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	—
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(1)	—	—
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(7)	—	—
RPL Bidco Limited(8)(9)(10)	One stop	SN + 5.75%	(j)	6.44%	08/2028	8,713	8,594	0.7	8,254
RPL Bidco Limited#(8)(9)(10)	One stop	A + 5.75%	(g)	5.90%	08/2028	951	936	0.1	965
RPL Bidco Limited(8)(9)(10)	One stop	SN + 5.75%		N/A(6)	02/2028	—	—	—	—
						64,977	64,401	5.8	64,532
Road & Rail
Channelside Acquisitona Co, Inc.#	One stop	L + 5.25%	(b)	6.26%	07/2028	1,241	1,216	0.1	1,241
Channelside Acquisitona Co, Inc.	One stop	L + 5.25%	(a)	6.25%	07/2026	3	2	—	3
Channelside Acquisitona Co, Inc.(5)	One stop	L + 5.25%	(b)	N/A(6)	07/2028	—	(5)	—	—
Internet Truckstop Group LLC~	One stop	L + 5.50%	(b)	6.51%	04/2025	7,914	7,786	0.7	7,914
Internet Truckstop Group LLC#	One stop	L + 5.50%	(b)	6.51%	04/2025	3,481	3,441	0.3	3,481
Internet Truckstop Group LLC(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(2)	—	—
						12,639	12,438	1.1	12,639

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
AgKnowledge Holdings Company, Inc.	Senior loan	L + 4.75%	(b)(c)	6.25%	07/2023	$65	$63	—%	$64
Appfire Technologies, LLC~+	One stop	L + 5.50%	(b)	6.51%	03/2027	14,127	13,941	1.3	14,127
Appfire Technologies, LLC	One stop	L + 5.50%	(b)	6.51%	03/2027	20	19	—	20
Appfire Technologies, LLC(5)	One stop	L + 5.50%		N/A(6)	03/2027	—	(4)	—	—
Apptio, Inc. +	One stop	L + 7.25%	(b)	8.25%	01/2025	12,605	12,487	1.1	12,605
Apptio, Inc.	One stop	L + 7.25%	(b)	8.25%	01/2025	38	38	—	38
Aras Corporation+	One stop	L + 7.00%	(b)	4.25% cash/3.75% PIK	04/2027	5,451	5,405	0.5	5,451
Aras Corporation(5)	One stop	L + 6.50%		N/A(6)	04/2027	—	(1)	—	(2)
Auvik Networks Inc.+(8)(11)	One stop	L + 5.75%	(b)	4.00% cash/2.75% PIK	07/2027	2,985	2,959	0.3	2,985
Auvik Networks Inc.(5)(8)(11)	One stop	L + 5.50%		N/A(6)	07/2027	—	(1)	—	—
Axiom Merger Sub Inc.	One stop	L + 5.25%	(b)(c)	6.25%	04/2026	1,135	1,121	0.1	1,135
Axiom Merger Sub Inc.#	One stop	L + 5.25%	(c)	6.25%	04/2026	976	968	0.1	976
Axiom Merger Sub Inc.(8)(9)	One stop	E + 5.50%	(e)(f)	5.50%	04/2026	474	468	—	466
Axiom Merger Sub Inc.	One stop	L + 5.25%	(c)	6.25%	04/2026	43	41	—	43
Axiom Merger Sub Inc.(5)	One stop	L + 5.25%		N/A(6)	10/2025	—	(1)	—	—
Azul Systems, Inc.~	Senior loan	L + 4.50%	(b)	5.51%	04/2027	9,492	9,424	0.9	9,492
Azul Systems, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(1)	—	—
Bayshore Intermediate #2, L.P.+	One stop	L + 7.75%	(b)	8.50%	10/2028	26,012	25,480	2.3	26,012
Bayshore Intermediate #2, L.P.(5)	One stop	L + 6.75%		N/A(6)	10/2027	—	(3)	—	(7)
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(b)	5.26%	07/2026	569	565	0.1	569
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(b)	5.26%	07/2026	202	200	—	202
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(b)	5.26%	07/2026	151	150	—	151
Bearcat Buyer, Inc.	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Beqom North America, Inc.+	One stop	L + 7.50%	(b)	7.00% cash/1.50% PIK	06/2026	367	365	—	391
Beqom North America, Inc.	One stop	L + 6.00%		N/A(6)	06/2026	—	—	—	—
Bullhorn, Inc.#~	One stop	L + 5.75%	(b)	6.76%	09/2026	13,341	13,166	1.2	13,341
Bullhorn, Inc.(8)(9)	One stop	SN + 6.00%	(j)	6.69%	09/2026	2,380	2,350	0.2	2,542
Bullhorn, Inc.#~	One stop	L + 5.75%	(b)	6.76%	09/2026	2,318	2,298	0.2	2,318
Bullhorn, Inc.	One stop	L + 5.75%	(b)	6.76%	09/2026	1,462	1,444	0.1	1,462
Bullhorn, Inc.#(8)(9)	One stop	E + 5.75%	(e)	5.75%	09/2026	956	944	0.1	968
Bullhorn, Inc.	One stop	L + 5.75%	(b)	6.76%	09/2026	655	647	0.1	655
Bullhorn, Inc.	One stop	L + 5.75%	(b)	6.76%	09/2026	522	516	—	522
Bullhorn, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(3)	—	—
Bullhorn, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(4)	—	—
Burning Glass Intermediate Holdings Company, Inc.#	One stop	L + 5.00%	(a)	6.00%	06/2028	3,825	3,757	0.3	3,825
Burning Glass Intermediate Holdings Company, Inc.	One stop	L + 5.00%	(b)	6.00%	06/2026	21	19	—	21
Calabrio, Inc. #+	One stop	L + 7.00%	(b)	8.01%	04/2027	21,174	20,907	1.9	21,174
Calabrio, Inc. (5)	One stop	L + 7.00%		N/A(6)	04/2027	—	(4)	—	—
Community Brands Parentco LLC#	One stop	SF + 5.90%	(m)	6.50%	02/2028	2,581	2,530	0.2	2,529
Community Brands Parentco LLC(5)	One stop	SF + 5.75%		N/A(6)	02/2028	—	(1)	—	(1)
Community Brands Parentco LLC(5)	One stop	SF + 5.75%		N/A(6)	02/2028	—	(4)	—	(4)
Cybergrants Holdings, LLC#+	One stop	L + 6.50%	(a)	7.25%	09/2027	25,585	25,237	2.3	25,329
Cybergrants Holdings, LLC	One stop	L + 6.50%	(a)(b)	7.39%	09/2027	140	137	—	138
Cybergrants Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	09/2027	—	(44)	—	(47)
Daxko Acquisition Corporation~+	One stop	L + 5.50%	(b)	6.25%	10/2028	12,623	12,504	1.1	12,623
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Daxko Acquisition Corporation	One stop	L + 5.50%	(b)	6.25%	10/2028	$281	$267	—%	$281
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2027	—	(2)	—	—
Diligent Corporation~+	One stop	L + 6.25%	(b)	7.26%	08/2025	27,632	27,433	2.5	28,042
Diligent Corporation+	One stop	L + 5.75%	(b)	6.76%	08/2025	2,347	2,328	0.2	2,347
Diligent Corporation	One stop	L + 6.25%	(b)	7.26%	08/2025	684	673	0.1	694
Diligent Corporation	One stop	L + 6.25%	(b)	7.26%	08/2025	432	398	—	438
Diligent Corporation(5)	One stop	L + 6.25%		N/A(6)	08/2025	—	(2)	—	—
Dragon UK Bidco Limited#(8)(9)(10)	One stop	SN + 6.00%	(j)	6.69%	02/2029	7,436	7,325	0.7	7,335
Dragon UK Bidco Limited(5)(8)(9)(10)	One stop	SN + 6.00%		N/A(6)	02/2029	—	—	—	(65)
FirstUp, Inc+	One stop	L + 6.75%	(b)	4.26% cash/3.50% PIK	07/2027	3,256	3,228	0.3	3,256
FirstUp, Inc(5)	One stop	L + 6.25%		N/A(6)	07/2027	—	(1)	—	—
Gainsight, Inc.+	One stop	L + 6.75%	(b)	7.50%	07/2027	4,138	4,075	0.4	4,138
Gainsight, Inc.(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(2)	—	—
GS Acquisitionco, Inc.#~+	One stop	L + 5.75%	(c)	7.25%	05/2026	36,921	36,663	3.3	36,921
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)	7.25%	05/2026	149	148	—	149
GS Acquisitionco, Inc.(5)	One stop	L + 5.75%		N/A(6)	05/2026	—	(12)	—	—
ICIMS, Inc.+	One stop	L + 6.50%	(b)	7.50%	09/2024	3,240	3,215	0.3	3,240
ICIMS, Inc.+	One stop	L + 6.50%	(b)	7.50%	09/2024	1,065	1,060	0.1	1,065
ICIMS, Inc.+	One stop	L + 6.50%	(b)	7.50%	09/2024	621	617	0.1	621
ICIMS, Inc.	One stop	L + 6.50%	(b)	7.50%	09/2024	44	44	—	44
Juvare, LLC~	One stop	L + 5.75%	(b)	6.76%	10/2026	3,012	2,983	0.3	3,012
Juvare, LLC	One stop	L + 5.75%	(b)	6.76%	10/2026	695	688	0.1	695
Juvare, LLC(5)	One stop	L + 5.75%		N/A(6)	04/2026	—	(1)	—	—
Juvare, LLC(5)	One stop	L + 5.75%		N/A(6)	10/2026	—	(10)	—	—
Kaseya Inc+	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	05/2025	15,153	14,998	1.4	15,153
Kaseya Inc+	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	05/2025	6,155	6,065	0.6	6,155
Kaseya Inc	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	05/2025	1,777	1,765	0.2	1,777
Kaseya Inc	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	05/2025	1,503	1,460	0.1	1,503
Kaseya Inc	One stop	L + 6.50%	(b)	6.50% cash/1.00% PIK	05/2025	1,449	1,433	0.1	1,449
Kaseya Inc(5)	One stop	L + 6.50%		N/A(6)	05/2025	—	(1)	—	—
Mindbody, Inc.+	One stop	L + 8.50%	(c)	8.38% cash/1.50% PIK	02/2025	12,020	11,964	1.1	12,020
Mindbody, Inc.+	One stop	L + 8.50%	(c)	8.38% cash/1.50% PIK	02/2025	1,353	1,341	0.1	1,353
Mindbody, Inc.(5)	One stop	L + 7.00%		N/A(6)	02/2025	—	(1)	—	—
Ministry Brands Holdings LLC#	One stop	L + 5.50%	(b)	6.51%	12/2028	9,775	9,681	0.9	9,775
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(2)	—	—
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(86)	—	—
Namely, Inc.+	One stop	L + 8.50%	(b)	8.25% cash/2.25% PIK	06/2024	2,173	2,090	0.2	2,173
Namely, Inc.+	One stop	L + 8.50%	(b)	8.25% cash/2.25% PIK	06/2024	819	789	0.1	819
Namely, Inc.	One stop	L + 8.50%	(b)	8.25% cash/2.25% PIK	06/2024	36	36	—	36
Neo Bidco GMBH#(8)(9)(13)	One stop	E + 6.00%	(e)	6.00%	07/2028	3,016	2,976	0.3	2,824
Neo Bidco GMBH(8)(9)(13)	One stop	E + 6.00%		N/A(6)	01/2028	—	—	—	—
Newscycle Solutions, Inc.	Senior loan	L + 7.00%	(b)	8.01%	12/2022	53	52	—	52
PDI TA Holdings, Inc.~+	One stop	L + 4.50%	(b)	5.50%	10/2024	3,349	3,326	0.3	3,349
PDI TA Holdings, Inc.#	Second lien	L + 8.50%	(b)	9.50%	10/2025	1,356	1,341	0.1	1,356
PDI TA Holdings, Inc.(8)(9)	One stop	SN + 4.50%	(j)	5.50%	10/2024	480	474	—	464
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
PDI TA Holdings, Inc.	One stop	L + 4.50%	(b)	5.50%	10/2024	$445	$443	—%	$445
PDI TA Holdings, Inc.+	One stop	L + 4.50%	(b)	5.50%	10/2024	275	272	—	275
PDI TA Holdings, Inc.#	Second lien	L + 8.50%	(b)	9.50%	10/2025	274	272	—	274
PDI TA Holdings, Inc.	One stop	L + 4.50%	(b)	5.50%	10/2024	205	200	—	205
PDI TA Holdings, Inc.	Second lien	L + 8.50%	(b)(c)	9.50%	10/2025	149	148	—	149
Personify, Inc.#	One stop	L + 5.25%	(b)	6.26%	09/2024	3,103	3,090	0.3	3,103
Personify, Inc.#	One stop	L + 5.25%	(b)	6.26%	09/2024	1,870	1,857	0.2	1,870
Personify, Inc.	One stop	L + 5.25%		N/A(6)	09/2024	—	—	—	—
Pluralsight, LLC+	One stop	L + 8.00%	(b)	9.00%	03/2027	9,346	9,267	0.8	9,346
Pluralsight, LLC(5)	One stop	L + 8.00%		N/A(6)	03/2027	—	(1)	—	—
ProcessUnity Holdings, LLC+	One stop	L + 6.00%	(b)	7.01%	09/2028	1,793	1,776	0.2	1,793
ProcessUnity Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(1)	—	—
ProcessUnity Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(3)	—	—
Pyramid Healthcare Acquisition Corp.#	One stop	L + 4.75%	(b)	5.75%	05/2027	7,283	7,221	0.7	7,283
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	5.75%	05/2027	346	343	—	346
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	5.75%	05/2027	214	212	—	214
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	5.75%	05/2027	71	71	—	71
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	5.76%	05/2027	63	62	—	63
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	5.75%	05/2027	59	58	—	59
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	5.75%	05/2027	59	58	—	59
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)(c)	6.25%	05/2027	40	26	—	40
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	5.75%	05/2027	23	23	—	23
Pyramid Healthcare Acquisition Corp.(5)	One stop	L + 4.75%		N/A(6)	05/2027	—	(2)	—	—
QAD, Inc.#	One stop	L + 6.00%	(b)	7.01%	11/2027	34,836	34,511	3.1	34,836
QAD, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2027	—	(4)	—	—
RegEd Aquireco, LLC#	Senior loan	L + 4.25%	(a)	5.25%	12/2024	1,199	1,194	0.1	1,175
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(a)(d)	5.46%	12/2024	62	62	—	60
Riskonnect Parent, LLC#	One stop	L + 5.50%	(c)	6.30%	12/2028	23,720	23,493	2.1	23,720
Riskonnect Parent, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(4)	—	—
Riskonnect Parent, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(109)	—	—
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L + 6.25%	(b)	7.26%	05/2027	1,760	1,745	0.2	1,760
Rodeo Buyer Company & Absorb Software Inc.(5)	One stop	L + 6.25%		N/A(6)	05/2027	—	(1)	—	—
Sonatype, Inc.#	One stop	SF + 6.75%	(m)	7.75%	12/2025	15,238	15,130	1.4	15,238
Sonatype, Inc.+	One stop	SF + 6.75%	(m)	7.75%	12/2025	12,912	12,832	1.2	12,912
Sonatype, Inc.(5)	One stop	L + 6.75%		N/A(6)	12/2025	—	(2)	—	—
Spartan Buyer Acquisition Co.#+	One stop	L + 6.25%	(b)	7.26%	12/2026	12,611	12,488	1.1	12,611
Spartan Buyer Acquisition Co.#	One stop	L + 6.25%	(b)	7.26%	12/2026	810	796	0.1	810
Spartan Buyer Acquisition Co.(5)	One stop	L + 6.25%		N/A(6)	12/2026	—	(2)	—	—
Tahoe Bidco B.V. +	One stop	L + 6.00%	(b)	6.75%	09/2028	5,122	5,075	0.5	5,122
Tahoe Bidco B.V. (5)	One stop	L + 6.00%		N/A(6)	10/2027	—	(1)	—	—
Telesoft Holdings LLC#~	One stop	L + 5.75%	(b)	6.75%	12/2025	20,849	20,555	1.9	20,849
Telesoft Holdings LLC(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(3)	—	—
TI Intermediate Holdings, LLC~	Senior loan	L + 4.25%	(a)	4.71%	12/2024	808	803	0.1	801
TI Intermediate Holdings, LLC#	Senior loan	L + 4.25%	(a)	5.25%	12/2024	217	213	—	215
TI Intermediate Holdings, LLC	Senior loan	L + 4.25%	(a)	5.25%	12/2024	102	100	—	101
TI Intermediate Holdings, LLC#	Senior loan	L + 4.50%	(a)	5.50%	12/2024	38	37	—	38
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	5.50%	12/2024	33	31	—	33
TI Intermediate Holdings, LLC	Senior loan	L + 4.25%	(a)(d)	5.39%	12/2024	11	10	—	10
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(b)	7.26%	03/2025	1,930	1,912	0.2	1,930
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(b)	7.26%	03/2025	1,277	1,268	0.1	1,277
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(b)	7.26%	03/2025	856	849	0.1	856
Togetherwork Holdings, LLC	One stop	L + 6.25%	(b)	7.26%	03/2025	741	735	0.1	741
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software - (continued)
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(b)	7.26%	03/2025	$493	$488	—%	$493
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(b)	7.26%	03/2025	471	467	—	471
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(b)	7.26%	03/2025	466	462	—	466
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(b)	7.26%	03/2025	434	430	—	434
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(b)	7.26%	03/2025	398	394	—	398
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(b)	7.26%	03/2025	299	296	—	299
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(b)	7.26%	03/2025	199	197	—	199
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(b)	7.26%	03/2025	180	178	—	180
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(b)	7.26%	03/2025	84	83	—	84
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(b)	7.26%	03/2025	81	81	—	81
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(b)	7.26%	03/2025	17	17	—	17
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(b)	7.26%	03/2025	16	16	—	16
Togetherwork Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	03/2024	—	(1)	—	—
Trintech, Inc.~	One stop	L + 6.00%	(b)	7.00%	12/2024	2,070	2,058	0.2	2,070
Trintech, Inc.~	One stop	L + 6.00%	(b)	7.00%	12/2024	1,030	1,024	0.1	1,030
Trintech, Inc.	One stop	L + 6.00%	(b)	7.00%	12/2024	50	49	—	50
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)	One stop	N/A		4.50% cash/3.55% PIK	05/2024	2,100	2,092	0.2	1,791
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)	One stop	N/A		4.50% cash/3.55% PIK	05/2024	70	69	—	60
Vendavo, Inc.#	One stop	L + 5.25%	(b)	6.00%	09/2027	8,373	8,306	0.8	8,373
Vendavo, Inc.(5)	One stop	L + 5.25%		N/A(6)	09/2027	—	(1)	—	—
WebPT, Inc.	Senior loan	L + 6.75%	(b)	7.75%	01/2028	305	301	—	301
Workforce Software, LLC+	One stop	L + 7.25%	(b)	5.25% cash/3.00% PIK	07/2025	11,179	11,021	1.0	11,179
Workforce Software, LLC+	One stop	L + 7.25%	(b)	5.25% cash/3.00% PIK	07/2025	1,976	1,976	0.2	1,976
Workforce Software, LLC#	One stop	L + 7.25%	(b)	5.25% cash/3.00% PIK	07/2025	1,398	1,371	0.1	1,398
Workforce Software, LLC	One stop	L + 6.50%	(b)	7.50%	07/2025	29	28	—	28
Workforce Software, LLC(5)	One stop	L + 4.00%		N/A(6)	07/2025	—	(13)	—	—
						507,183	501,389	45.4	506,691
Specialty Retail
Ave Holdings III, Corp#	One stop	SF + 5.50%	(m)	6.30%	02/2028	1,678	1,645	0.1	1,661
Ave Holdings III, Corp(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(3)	—	(1)
Ave Holdings III, Corp(5)	One stop	L + 5.50%		N/A(6)	02/2028	—	(167)	—	(170)
Consilio Midco Limited#(8)(9)(10)	One stop	E + 6.25%	(e)	6.25%	05/2028	30,180	29,894	2.6	29,459
Consilio Midco Limited#(8)(10)	One stop	L + 5.75%	(b)	6.76%	05/2028	4,494	4,415	0.4	4,494
Consilio Midco Limited(8)(10)	One stop	L + 5.75%	(b)	6.76%	05/2028	841	826	0.1	841
Consilio Midco Limited(8)(10)	One stop	L + 5.75%	(b)	6.76%	05/2028	286	278	—	286
Consilio Midco Limited(5)(8)(10)	One stop	L + 5.75%		N/A(6)	05/2028	—	(2)	—	—
Consilio Midco Limited(5)(8)(10)	One stop	L + 5.75%		N/A(6)	05/2028	—	(5)	—	—
Consilio Midco Limited(5)(8)(9)(10)	One stop	E + 6.25%		N/A(6)	05/2028	—	(12)	—	—
Consilio Midco Limited(5)(8)(10)	One stop	L + 5.75%		N/A(6)	05/2028	—	(1)	—	—
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)(b)	7.25%	08/2023	1,841	1,828	0.2	1,841
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)(b)	7.25%	08/2023	1,602	1,591	0.1	1,602
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	1,516	1,511	0.2	1,516
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	1,443	1,436	0.1	1,443
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	1,104	1,100	0.1	1,104
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	1,067	1,060	0.1	1,067
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	873	870	0.1	873
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	864	859	0.1	864
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	$795	$789	0.1%	$795
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	745	742	0.1	745
Imperial Optical Midco Inc.#	One stop	L + 6.25%	(a)	7.25%	08/2023	645	642	0.1	645
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	639	634	0.1	639
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	615	613	0.1	615
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	598	594	0.1	598
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	596	594	0.1	596
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	562	558	0.1	562
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	554	550	0.1	554
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	537	533	—	537
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	529	525	—	529
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	485	483	0.1	485
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	443	441	0.1	443
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	442	439	0.1	442
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	441	440	0.1	441
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	416	410	—	416
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	408	405	—	408
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	404	401	—	404
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	382	380	—	382
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	375	373	—	375
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	373	371	—	373
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	372	369	—	372
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	350	348	—	350
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	346	345	0.1	346
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	340	337	—	340
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	320	318	—	320
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	311	310	0.1	311
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	287	286	0.1	287
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	258	256	—	258
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	251	250	—	251
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	251	248	—	251
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	247	245	—	247
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	244	242	—	244
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	244	242	—	244
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	214	213	—	214
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	194	192	—	194
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	193	192	—	193
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	193	191	—	193
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	189	189	—	189
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	188	186	—	188
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	184	183	—	184
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	177	176	—	177
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	175	174	—	175
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	175	174	—	175
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	175	174	—	175
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	174	172	—	174
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	171	170	—	171
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	162	161	—	162
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	160	159	—	160
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	160	159	—	160
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	158	157	—	158
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	152	151	—	152
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	$150	$148	—%	$150
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	147	146	—	147
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	147	146	—	147
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	146	145	—	146
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	144	143	—	144
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	139	138	—	139
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	138	137	—	138
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	138	137	—	138
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	138	137	—	138
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	125	124	—	125
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	121	120	—	121
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	118	117	—	118
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	115	115	—	115
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	108	107	—	108
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	107	106	—	107
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	103	102	—	103
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	99	98	—	99
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	99	99	—	99
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	96	96	—	96
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	95	94	—	95
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	95	95	—	95
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	93	92	—	93
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	92	92	—	92
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	90	89	—	90
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	89	89	—	89
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	89	88	—	89
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	84	84	—	84
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	84	84	—	84
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	83	82	—	83
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	79	79	—	79
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	78	77	—	78
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	72	71	—	72
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	68	68	—	68
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	67	66	—	67
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	67	66	—	67
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	66	66	—	66
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	62	61	—	62
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	59	58	—	59
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	58	57	—	58
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	56	55	—	56
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	55	54	—	55
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	55	55	—	55
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	55	55	—	55
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	54	53	—	54
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	52	52	—	52
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	50	50	—	50
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	50	50	—	50
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	49	49	—	49
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	48	48	—	48
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	44	44	—	44
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	44	44	—	44
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	$42	$42	—%	$42
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	42	42	—	42
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	42	42	—	42
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	40	40	—	40
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	40	40	—	40
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	36	36	—	36
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	34	33	—	34
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	33	33	—	33
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	32	32	—	32
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	31	31	—	31
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	31	31	—	31
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	28	27	—	28
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	25	25	—	25
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	25	25	—	25
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	24	24	—	24
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	24	23	—	24
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	24	24	—	24
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	23	23	—	23
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	22	22	—	22
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	21	21	—	21
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	20	20	—	20
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	17	17	—	17
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	17	17	—	17
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	15	15	—	15
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	15	15	—	15
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	13	13	—	13
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	11	11	—	11
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	10	10	—	10
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	9	9	—	9
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	9	9	—	9
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	8	8	—	8
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	8	8	—	8
Imperial Optical Midco Inc.	One stop	L + 6.25%	(b)	7.25%	08/2023	8	8	—	8
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	6	6	—	6
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	5	5	—	5
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	4	4	—	4
Imperial Optical Midco Inc.	One stop	L + 6.25%	(a)	7.25%	08/2023	3	3	—	3
Imperial Optical Midco Inc.(5)	One stop	L + 6.25%	(a)	N/A(6)	08/2023	—	(37)	—	—
Jet Equipment & Tools Ltd.(8)(9)(11)	One stop	C + 6.25%	(h)	7.25%	11/2024	4,192	4,164	0.4	4,386
Jet Equipment & Tools Ltd.#(8)(11)	One stop	SF + 6.25%	(l)	7.25%	11/2024	3,304	3,285	0.3	3,304
Jet Equipment & Tools Ltd.#(8)(11)	One stop	SF + 6.25%	(l)	7.25%	11/2024	1,349	1,335	0.1	1,349
Jet Equipment & Tools Ltd.#(8)(9)(11)	One stop	C + 6.25%	(h)	7.25%	11/2024	1,300	1,291	0.2	1,371
Jet Equipment & Tools Ltd.#(8)(11)	One stop	SF + 6.25%	(l)	7.25%	11/2024	1,015	1,010	0.1	1,015
Jet Equipment & Tools Ltd.#(8)(11)	One stop	SF + 6.25%	(l)	7.25%	11/2024	391	388	—	391
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Jet Equipment & Tools Ltd.(8)(11)	One stop	SF + 6.25%	(d)(l)	7.56%	11/2024	$120	$120	—%	$120
Jet Equipment & Tools Ltd.(8)(9)(11)	One stop	C + 6.25%	(h)(o)	7.41%	11/2024	79	78	—	79
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	1,675	1,675	0.2	1,658
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	1,263	1,252	0.1	1,250
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	1,142	1,135	0.1	1,131
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	1,134	1,128	0.1	1,123
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	859	854	0.1	850
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	841	836	0.1	833
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	839	834	0.1	831
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	765	760	0.1	757
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	724	720	0.1	717
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	716	710	0.1	709
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	714	710	0.1	707
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	704	699	0.1	697
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	593	589	0.1	587
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	507	503	—	502
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	500	497	—	495
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	408	405	—	404
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	400	397	0.1	396
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	369	366	0.1	365
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	355	353	0.1	352
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	353	351	—	349
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	344	344	0.1	340
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	320	318	—	316
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	268	266	—	265
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	266	265	—	264
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	253	252	—	251
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	205	205	—	203
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	204	203	—	202
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	182	181	—	180
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	148	145	—	146
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	7.50%	05/2023	144	143	—	143
PPV Intermediate Holdings II, LLC	One stop	P + 5.50%	(d)	9.00%	05/2023	65	64	—	63
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	7.50%	05/2023	44	44	—	44
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	9	9	—	9
PPV Intermediate Holdings II, LLC(5)	One stop	L + 6.50%		N/A(6)	05/2023	—	(41)	—	(48)
Sola Franchise, LLC and Sola Salon Studios, LLC#~	One stop	L + 4.75%	(b)	5.76%	10/2024	1,861	1,848	0.2	1,842
Sola Franchise, LLC and Sola Salon Studios, LLC~	One stop	L + 4.75%	(b)	5.76%	10/2024	660	657	0.1	653
Sola Franchise, LLC and Sola Salon Studios, LLC(5)	One stop	L + 4.75%		N/A(6)	10/2024	—	—	—	(1)
Titan Fitness, LLC#	One stop	L + 6.75%	(b)	5.75% cash/2.00% PIK	02/2025	6,718	6,672	0.6	6,381
Titan Fitness, LLC	One stop	L + 6.75%	(b)	5.75% cash/2.00% PIK	02/2025	794	788	0.1	754
Titan Fitness, LLC	One stop	L + 6.75%	(b)	5.75% cash/2.00% PIK	02/2025	243	241	—	230
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail - (continued)
Vermont Aus Pty Ltd(8)(9)(12)	One stop	A + 5.75%	(g)	6.50%	03/2028	$1,946	$1,918	0.2%	$1,932
Vermont Aus Pty Ltd(8)(12)	One stop	SF + 5.50%	(m)	6.40%	03/2028	1,912	1,884	0.2	1,893
						114,423	113,226	10.1	113,107
Textiles, Apparel and Luxury Goods
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L + 6.00%	(c)	7.34%	03/2028	393	389	0.1	393
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L + 6.00%	(c)	7.34%	03/2028	196	194	—	196
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L + 6.00%	(c)	7.34%	03/2028	172	170	—	172
Dollfus Mieg Company, Inc.(5)(8)(9)(10)	One stop	E + 6.00%		N/A(6)	03/2028	—	(9)	—	—
QF Holdings, Inc.	Senior loan	L + 6.25%	(c)	7.54%	12/2027	305	301	—	301
						1,066	1,045	0.1	1,062
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.	One stop	L + 5.50%	(b)	6.29%	06/2028	6,384	6,275	0.6	6,368
Marcone Yellowstone Buyer Inc.#	One stop	L + 5.50%	(b)	6.51%	06/2028	6,033	5,916	0.5	6,018
Marcone Yellowstone Buyer Inc.#	One stop	L + 5.50%	(b)	6.50%	06/2028	1,377	1,353	0.1	1,374
Marcone Yellowstone Buyer Inc.	One stop	L + 5.50%	(b)	6.51%	06/2028	140	119	—	134
						13,934	13,663	1.2	13,894
Water Utilities
S.J. Electro Systems, Inc.#	Senior loan	L + 4.50%	(b)	5.50%	06/2027	2,165	2,146	0.2	2,165
S.J. Electro Systems, Inc.	Senior loan	L + 4.50%	(a)	5.50%	06/2027	1,132	1,099	0.1	1,132
S.J. Electro Systems, Inc.	Senior loan	L + 4.50%	(b)	5.50%	06/2027	45	43	—	45
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%	(b)	5.50%	11/2026	143	129	—	121
Vessco Midco Holdings, LLC#	Senior loan	L + 4.50%	(c)(d)	6.00%	11/2026	89	88	—	87
Vessco Midco Holdings, LLC	Senior loan	P + 3.50%	(d)	7.00%	10/2026	2	2	—	2
						3,576	3,507	0.3	3,552
Total debt investments						$1,941,914	$1,917,862	173.1%	$1,931,098
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(15)(16)
Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A	N/A	—	$320	0.1%	$324
MOP GM Holding, LLC	LP units	N/A	N/A	N/A	—	130	—	241
POY Holdings, LLC	LLC units	N/A	N/A	N/A	305	305	—	340
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	N/A	—	94	—	198
						849	0.1	1,103
Biotechnology
Cobepa BlueSky Aggregator, SCSp	LP Interest	N/A	N/A	N/A	42	422	—	422

Building Products
BECO Holding Company, Inc.	Preferred stock	N/A	N/A	N/A	122	11,834	1.1	12,792
BECO Holding Company, Inc.	LP Interest	N/A	N/A	N/A	8	821	0.1	821
						12,655	1.2	13,613
Chemicals
Inhance Technologies Holdings LLC	Preferred stock	N/A	N/A	N/A	10	9,689	1.0	10,256
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	34	—	398
						9,723	1.0	10,654
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP Interest	N/A	N/A	N/A	233	233	—	243
EGD Security Systems, LLC	Common Stock	N/A	N/A	N/A	3,035	3,035	0.3	3,035
North Haven Stack Buyer, LLC	LLC units	N/A	N/A	N/A	156	157	—	147
PT Intermediate Holdings III, LLC	LLC units	N/A	N/A	N/A	8	778	0.1	816
Radwell Parent, LLC	LP units	N/A	N/A	N/A	1	120	—	120
						4,323	0.4	4,361
Diversified Consumer Services
CHHJ Midco, LLC(17)	LLC units	N/A	N/A	N/A	8	79	—	108
EMS LINQ, LLC	LP Interest	N/A	N/A	N/A	236	236	—	216
EWC Growth Partners LLC	LLC interest	N/A	N/A	N/A	—	25	—	10
Liminex, Inc.	Common Stock	N/A	N/A	N/A	5	176	0.1	354
						516	0.1	688
Electronic Equipment, Instruments and Components
Electrical Source Holdings, LLC	LP Interest	N/A	N/A	N/A	—	6	0.1	595

Food & Staples Retailing
Captain D's, LLC	LLC interest	N/A	N/A	N/A	15	15	—	55
Mendocino Farms, LLC	Common Stock	N/A	N/A	N/A	59	257	0.1	622
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A	N/A	6	61	—	17
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A	N/A	—	4	—	5
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	103	103	—	135
Wood Fired Holding Corp.	Common Stock	N/A	N/A	N/A	103	—	—	383
Zenput Inc.	Preferred stock	N/A	N/A	N/A	57	158	—	193
						598	0.1	1,410
Food Products
Borrower R365 Holdings, LLC	Preferred stock	N/A	N/A	N/A	30	40	—	40
Borrower R365 Holdings, LLC	LLC units	N/A	N/A	N/A	1	2	—	2
Kodiak Cakes, LLC	Common Stock	N/A	N/A	N/A	—	112	—	131
Kodiak Cakes, LLC	LLC units	N/A	N/A	N/A	76	76	—	73
Louisiana Fish Fry Products, Ltd.	Common Stock	N/A	N/A	N/A	—	212	0.1	204
P&P Food Safety Holdings, Inc.	Common Stock	N/A	N/A	N/A	1	142	—	120
						584	0.1	570
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	26	$26	—%	$51
HSI Halo Acquisition, Inc.	LP Interest	N/A	N/A	N/A	—	75	—	96
HSI Halo Acquisition, Inc.	LP Interest	N/A	N/A	N/A	—	—	—	13
Symplr Software, Inc.	Preferred stock	N/A	N/A	N/A	3	2,818	0.3	3,043
Symplr Software, Inc.	Preferred stock	N/A	N/A	N/A	1	596	0.1	903
Symplr Software, Inc.	Preferred stock	N/A	N/A	N/A	—	340	—	404
Symplr Software, Inc.	Preferred stock	N/A	N/A	N/A	—	210	—	236
Symplr Software, Inc.	Common Stock	N/A	N/A	N/A	42	—	—	228
						4,065	0.4	4,974
Health Care Equipment & Supplies
Aspen Medical Products, LLC	LP Interest	N/A	N/A	N/A	—	17	—	24
Blue River Pet Care, LLC	Common Stock	N/A	N/A	N/A	—	207	0.1	438
CCSL Holdings, LLC	LP Interest	N/A	N/A	N/A	—	125	—	95
CMI Parent Inc.(17)	Common Stock	N/A	N/A	N/A	—	279	—	349
CMI Parent Inc.	Common Stock	N/A	N/A	N/A	5	5	—	349
						633	0.1	1,255
Health Care Providers & Services
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	LLC units	N/A	N/A	N/A	48	49	—	67
CRH Healthcare Purchaser, Inc.	LP Interest	N/A	N/A	N/A	102	50	—	258
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	445	0.1	600
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	192	—	241
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	—
Emerge Intermediate, Inc.	LLC units	N/A	N/A	N/A	—	165	—	166
Emerge Intermediate, Inc.	LLC units	N/A	N/A	N/A	—	10	—	12
Emerge Intermediate, Inc.	LLC units	N/A	N/A	N/A	2	2	—	—
Encorevet Group LLC	Common Stock	N/A	N/A	N/A	2	223	0.1	378
Encorevet Group LLC	LLC units	N/A	N/A	N/A	1	158	—	255
Krueger-Gilbert Health Physics, LLC	Common Stock	N/A	N/A	N/A	52	54	—	70
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	457	0.1	489
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A	N/A	—	13	—	17
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A	N/A	3	—	—	224
NDX Parent, LLC	Common Stock	N/A	N/A	N/A	—	106	—	110
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(11)	Common Stock	N/A	N/A	N/A	—	120	—	151
Suveto Buyer, LLC	Common Stock	N/A	N/A	N/A	2	241	—	247
						2,285	0.3	3,285
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants and Leisure
Freddy's Frozen Custard LLC	LP Interest	N/A	N/A	N/A	81	$81	—%	$128
Harri US LLC	LLC units	N/A	N/A	N/A	36	286	—	286
Harri US LLC	Preferred stock	N/A	N/A	N/A	31	198	—	221
Harri US LLC	Warrant	N/A	N/A	N/A	8	46	—	56
SSRG Holdings, LLC	LP Interest	N/A	N/A	N/A	40	399	0.1	527
Tropical Smoothie Cafe Holdings, LLC(17)	LP Interest	N/A	N/A	N/A	2	191	—	406
						1,201	0.1	1,624
Household Durables
Groundworks LLC	LLC interest	N/A	N/A	N/A	—	53	—	150

Insurance
Majesco	LP Interest	N/A	N/A	N/A	—	124	—	140
Majesco	LP Interest	N/A	N/A	N/A	28	—	—	59
Orchid Underwriters Agency, LLC	LP Interest	N/A	N/A	N/A	23	23	—	41
						147	—	240
Internet and Catalog Retail
Revalize, Inc.	Preferred stock	N/A	N/A	N/A	8	7,472	0.7	7,871
Revalize, Inc.	Preferred stock	N/A	N/A	N/A	5	4,484	0.4	4,724
						11,956	1.1	12,595
IT Services
Appriss Health Intermediate Holdings, Inc	Preferred stock	N/A	N/A	N/A	1	787	0.1	894
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	217	170	0.2	1,899
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	57	156	—	498
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	13	108	—	116
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Warrant	N/A	N/A	N/A	75	59	0.1	607
Episerver, Inc.	Common Stock	N/A	N/A	N/A	17	173	—	273
Kentik Technologies, Inc.	Preferred stock	N/A	N/A	N/A	83	475	0.1	518
PCS Intermediate II Holdings, LLC	LLC interest	N/A	N/A	N/A	13	126	—	158
Red Dawn SEI Buyer, Inc.	LP Interest	N/A	N/A	N/A	219	219	—	341
Saturn Borrower Inc.	LP units	N/A	N/A	N/A	139	139	—	61
						2,412	0.5	5,365
Leisure Products
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	15	24	—	34
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	10	16	—	23
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	9	13	—	19
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	8	12	—	17
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	3	5	—	7
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	—	—	—	1
						70	—	101
Life Sciences Tools & Services
PAS Parent Inc.	LP Interest	N/A	N/A	N/A	6	624	0.1	605
Reaction Biology Corporation	LLC units	N/A	N/A	N/A	—	244	—	244
						868	0.1	849

Paper and Forest Products
Messenger, LLC	LLC units	N/A	N/A	N/A	2	213	—	208
Messenger, LLC	LLC units	N/A	N/A	N/A	—	—	—	—
						213	—	208
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pharmaceuticals
Amalthea Parent, Inc.(8)(11)	LP Interest	N/A	N/A	N/A	199	$199	0.1%	$396
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A	N/A	3	3,288	0.3	3,575
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A	N/A	—	72	—	66
Cobalt Buyer Sub, Inc.	Common Stock	N/A	N/A	N/A	1	1	—	—
						3,560	0.4	4,037
Professional Services
Enboarder, Inc.(8)(12)	Preferred stock	N/A	N/A	N/A	27	280	0.1	280
Net Health Acquisition Corp.	LP Interest	N/A	N/A	N/A	1	133	—	198
Procure Acquireco, Inc.	LP Interest	N/A	N/A	N/A	—	333	—	333
						746	0.1	811
Real Estate Management & Development
Inhabit IQ Inc.	Common Stock	N/A	N/A	N/A	11	60	—	95

Road & Rail
Internet Truckstop Group LLC	LP Interest	N/A	N/A	N/A	146	146	—	229

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Aras Corporation	Preferred stock	N/A	N/A	N/A	—	$396	0.1%	$454
Aras Corporation	LP Interest	N/A	N/A	N/A	121	121	—	124
Astute Holdings, Inc.	LP Interest	N/A	N/A	N/A	—	83	0.1	402
Auvik Networks Inc.(8)(11)	Preferred stock	N/A	N/A	N/A	11	111	—	129
Bayshore Intermediate #2, L.P.	Common Stock	N/A	N/A	N/A	1,746	1,746	0.2	1,746
Calabrio, Inc.	LP Interest	N/A	N/A	N/A	—	306	—	333
Calabrio, Inc.	LP Interest	N/A	N/A	N/A	38	—	—	35
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	30	341	—	359
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	15	93	—	166
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	27	40	—	252
Diligent Corporation	Preferred stock	N/A	N/A	N/A	7	6,499	0.7	7,420
FirstUp, Inc	Common Stock	N/A	N/A	N/A	84	205	—	195
GS Acquisitionco, Inc.	Preferred stock	N/A	N/A	N/A	9	9,247	0.9	10,137
GS Acquisitionco, Inc.	Preferred stock	N/A	N/A	N/A	3	2,908	0.3	3,086
GS Acquisitionco, Inc.	LP Interest	N/A	N/A	N/A	—	26	—	214
Impartner, Inc.	Preferred stock	N/A	N/A	N/A	11	90	—	97
MetricStream, Inc.	Warrant	N/A	N/A	N/A	44	67	—	56
Ministry Brands Holdings LLC	LP Interest	N/A	N/A	N/A	361	361	—	361
mParticle, Inc.	Preferred stock	N/A	N/A	N/A	65	426	0.1	459
mParticle, Inc.	Warrant	N/A	N/A	N/A	28	6	—	164
Namely, Inc.	Warrant	N/A	N/A	N/A	24	163	—	162
Namely, Inc.	Warrant	N/A	N/A	N/A	8	14	—	3
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	Warrant	N/A	N/A	N/A	2	6	—	15
Personify, Inc.	LP Interest	N/A	N/A	N/A	163	171	0.1	330
Pyramid Healthcare Acquisition Corp.	Common Stock	N/A	N/A	N/A	73	73	—	124
QAD, Inc.	Preferred stock	N/A	N/A	N/A	—	441	—	441
QAD, Inc.	Common Stock	N/A	N/A	N/A	30	—	—	—
RegEd Aquireco, LLC	LP Interest	N/A	N/A	N/A	—	73	—	45
RegEd Aquireco, LLC	LP Interest	N/A	N/A	N/A	1	—	—	—
Riskonnect Parent, LLC	LP Interest	N/A	N/A	N/A	378	378	—	350
SnapLogic, Inc.	Preferred stock	N/A	N/A	N/A	66	164	—	344
SnapLogic, Inc.	Warrant	N/A	N/A	N/A	25	18	—	92
Spartan Buyer Acquisition Co.	Common Stock	N/A	N/A	N/A	—	252	0.1	319
Telesoft Holdings LLC	LP Interest	N/A	N/A	N/A	131	131	—	133
						24,956	2.6	28,547
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp	Preferred stock	N/A	N/A	N/A	6	$5,861	0.5%	$6,110
Ave Holdings III, Corp	LP units	N/A	N/A	N/A	1	644	0.1	644
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A	N/A	—	110	—	141
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A	N/A	—	42	—	52
Jet Equipment & Tools Ltd.(8)(9)(11)	LLC interest	N/A	N/A	N/A	—	173	0.1	549
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	113	113	—	315
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC interest	N/A	N/A	N/A	1	130	—	364
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC interest	N/A	N/A	N/A	—	26	—	83
						7,099	0.7	8,258
Textiles, Apparel and Luxury Goods
MakerSights, Inc.	Preferred stock	N/A	N/A	N/A	16	85	—	85

Total equity investments						$90,231	9.5%	$106,124

Total investments					$1,941,914	$2,008,093	182.6%	$2,037,222

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			0.21% (18)			$26,833	2.4%	$26,833
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (CUSIP 61747C707)			0.24% (18)			4,837	0.4	4,837
Total money market funds						$31,670	2.8%	$31,670

Total investments and money market funds						$2,039,763	185.4%	$2,068,892

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2022
(In thousands)

#	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 8).
~	Denotes that all or a portion of the loan secures the notes offered in the 2021 Debt Securitization (as defined in Note 8).
+	Denotes that all or a portion of the loan secures the notes offered in the 2022 Debt Securitization (as defined in Note 8).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars or U.K. pound sterling (‘‘GBP’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), Australian Interbank Rate (‘‘AUD’’ or ‘‘A’’), Canadian Bankers Acceptance Rate (‘‘CDOR’’ or ‘‘C’’), or Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2022, which was the last business day of the period on which the applicable index was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2022, as the loan may have priced or repriced based on an index rate prior to March 31, 2022.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 0.45% as of March 31, 2022.
(b) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 0.96% as of March 31, 2022.
(c) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 1.47% as of March 31, 2022.
(d) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 3.50% as of March 31, 2022.
(e) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.46% as of March 31, 2022.
(f) Denotes that all or a portion of the loan was indexed to the 180-day EURIBOR, which was -0.37% as of March 31, 2022.
(g) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 0.23% as of March 31, 2022.
(h) Denotes that all or a portion of the loan was indexed to the 30-day Canadian Bankers’ Acceptance Rate, which was 0.96% as of March 31, 2022.
(i) Denotes that all or a portion of the loan was indexed to the 90-day Canadian Bankers’ Acceptance Rate, which was 1.26% as of March 31, 2022.
(j) Denotes that all or a portion of the loan was indexed to SONIA, which was 0.69% as of March 31, 2022.
(k) Denotes that all or a portion of the loan was indexed to Daily SOFR, which was 0.29% as of March 31, 2022.
(l) Denotes that all or a portion of the loan was indexed to the 30-day Term SOFR Rate which was 0.30% as of March 31, 2022.
(m) Denotes that all or a portion of the loan was indexed to the 90-day Term SOFR Rate which was 0.68% as of March 31, 2022.
(n) Denotes that all or a portion of the loan was indexed to the 180-day Term SOFR Rate which was 1.08% as of March 31, 2022.
(o) Denotes that all or a portion of the loan was indexed to the Canadian Prime Rate, which was 2.70% as of March 31, 2022.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2022.
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
(6)The entire commitment was unfunded as of March 31, 2022. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of March 31, 2022, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2022, total non-qualifying assets at fair value represented 12.1% of the Company’s total assets calculated in accordance with the 1940 Act.
(9)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation.
(10)The headquarters of this portfolio company is located in the United Kingdom.
(11)The headquarters of this portfolio company is located in Canada.
(12)The headquarters of this portfolio company is located in Australia.
(13)The headquarters of this portfolio company is located in Luxembourg.
(14)The headquarters of this portfolio company is located in the Netherlands.
(15)Equity investments are non-income producing securities unless otherwise noted.
(16)Ownership of certain equity investments occurs through a holding company or partnership.
(17)The Company holds an equity investment that entitles it to receive preferential dividends.
(18)The rate shown is the annualized seven-day yield as of March 31, 2022.
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
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Biotechnology
BIO18 Borrower, LLC#	One stop	L + 4.75%	(a)	5.75%	11/2024	$1,819	$1,806	0.2%	$1,806
BIO18 Borrower, LLC~	One stop	L + 4.75%	(a)	5.75%	11/2024	1,736	1,725	0.2	1,723
BIO18 Borrower, LLC	One stop	L + 4.75%	(a)	5.75%	11/2024	1,614	1,604	0.2	1,602
BIO18 Borrower, LLC(5)	One stop	L + 4.75%		N/A(6)	11/2024	—	(1)	—	(1)
						5,169	5,134	0.6	5,130
Chemicals
Inhance Technologies Holdings LLC~	One stop	L + 6.00%	(c)	7.00%	07/2024	2,460	2,446	0.3	2,460
Inhance Technologies Holdings LLC~	One stop	L + 6.00%	(c)	7.00%	07/2024	744	740	0.1	744
Inhance Technologies Holdings LLC	One stop	L + 6.00%	(c)	7.00%	07/2024	48	47	—	48
PHM NL SP Bidco B.V.(7)(8)(13)	One stop	E + 6.25%	(f)	6.25%	10/2028	15,784	15,507	1.9	15,567
PHM NL SP Bidco B.V.(7)(13)	One stop	L + 6.25%	(d)	6.75%	10/2028	5,922	5,819	0.7	5,841
PHM NL SP Bidco B.V.(5)(7)(8)(13)	One stop	E + 6.25%		N/A(6)	10/2028	—	(76)	—	(76)
						24,958	24,483	3.0	24,584

Commercial Services & Supplies
North Haven Stack Buyer, LLC#~	One stop	L + 5.50%	(c)	6.50%	07/2027	3,810	3,773	0.5	3,772
North Haven Stack Buyer, LLC	One stop	L + 5.50%	(c)	6.50%	07/2027	113	85	—	84
North Haven Stack Buyer, LLC	One stop	L + 5.50%	(c)	6.50%	07/2027	11	10	—	10
PT Intermediate Holdings III, LLC#~	One stop	L + 5.50%	(c)	6.50%	10/2025	24,616	24,345	3.0	24,616
PT Intermediate Holdings III, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2025	—	(15)	—	—
Radwell International, LLC#	One stop	L + 5.50%	(c)	6.25%	07/2027	1,590	1,584	0.2	1,584
Radwell International, LLC	One stop	L + 5.50%	(c)	6.25%	07/2027	109	109	—	109
Radwell International, LLC	One stop	L + 5.50%	(c)	6.25%	07/2027	52	52	—	52
Trinity Air Consultants Holdings Corporation#	One stop	L + 5.25%	(a)	6.00%	06/2027	174	170	—	174
Trinity Air Consultants Holdings Corporation	One stop	L + 5.25%		N/A(6)	06/2027	—	—	—	—
Trinity Air Consultants Holdings Corporation(5)	One stop	L + 5.25%		N/A(6)	06/2027	—	(8)	—	—
						30,475	30,105	3.7	30,401
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

Consolidation: As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, Golub Capital 3 Holdings LLC (“GBDC 3 Holdings”), GBDC 3 Funding LLC (“GBDC 3 Funding”), GBDC 3 Funding II LLC (“GBDC 3 Funding II”), Golub Capital BDC 3 CLO 1 Depositor LLC (“2021 CLO Depositor”), Golub Capital BDC 3 CLO 1 LLC (“2021 Issuer”), Golub Capital BDC 3 ABS 2022-1 Depositor LLC (“2022 ABS 2022-1 Depositor”) and Golub Capital BDC 3 ABS 2022-1 LLC (the “2022 Issuer”) in its consolidated financial statements.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2022, interest income included $1,714 and $3,874, respectively, of accretion of discounts. For the three and six months ended March 31, 2021, interest income included $1,359 and $2,615, respectively, of accretion of discounts. For the three and six months ended March 31, 2022, the Company received loan origination fees of $2,103 and $10,483, respectively. For the three and six months ended March 31, 2021, the Company received loan origination fees of $1,486 and $3,721, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2022, the Company capitalized PIK interest of $1,585 and $2,284, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2021, the Company capitalized PIK interest of $595 and $1,167, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned. For the three and six

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

months ended March 31, 2022, fee income included $71 and $560, respectively, of prepayment premiums, which fees are non-recurring. For the three and six months ended March 31, 2021, fee income included $156 and $459, respectively, of prepayment premiums, which fees are non-recurring.

For the three and six months ended March 31, 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $31,166 and $55,837, respectively. For the three and six months ended March 31, 2021, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $17,193 and $32,660, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and six months ended March 31, 2022, the Company recorded dividend income of $2 and $55, respectively, and return of capital distributions of $1 and $214, respectively. For the three and six months ended March 31, 2021, the Company recorded dividend income of $10 and $49, respectively, and return of capital distributions of $0 and $0, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2022, the total fair value of non-accrual loans was $1,603. As of September 30, 2021, there were no non-accrual loans as of September 30, 2021.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

income as taxable income is earned. For the six months ended March 31, 2022 and 2021, the Company did not incur U.S. federal excise tax.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2022. The Company’s tax returns for the 2018 through 2020 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2022 and September 30, 2021, the Company had deferred debt issuance costs of $4,354 and $2,699, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2022 was $812 and $1,499, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2021 was $462 and $917, respectively.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of March 31, 2022 and September 30, 2021, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2022		As of September 30, 2021
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$1,306,808	$1,052,609	$1,096,503	$767,878

As of March 31, 2022 and September 30, 2021, the ratio of total contributed capital to total capital subscriptions was 80.5% and 70.0%, respectively, and the Company had uncalled capital commitments of $254,199 and $328,625, respectively. Effective November 22, 2021, the Company entered into an agreement to cancel subscriptions totaling $151.

The following table summarizes the shares of GBDC 3 common stock issued for the six months ended March 31, 2022 and 2021.

	Date	Shares Issued	NAV ($) per share	Proceeds ($)

For the six months ended March 31, 2021
Issuance of shares	01/22/21	1,820,560.056	15.00	27,308
Issuance of shares	03/08/21	1,820,560.056	15.00	27,309
Shares issued for capital drawdowns		3,641,120.112		54,617
Issuance of shares(1)	12/18/20	431,254.910	14.97	6,455	(2)
Issuance of shares(1)	03/11/21	117,853.968	15.00	1,767
Shares issued through DRIP		549,108.878		8,222

For the six months ended March 31, 2022
Issuance of shares	10/15/21	2,133,529.599	15.00	32,003
Issuance of shares	10/28/21	9,104,398.823	15.00	136,566
Issuance of shares	12/20/21	2,154,764.294	15.00	32,321
Issuance of shares	01/24/22	3,482,175.051	15.00	52,233
Issuance of shares	03/24/22	2,107,222.533	15.00	31,608
Shares issued for capital drawdowns		18,982,090.300		284,731
Issuance of shares(1)	11/22/21	316,630.174	15.00	4,749
Issuance of shares(1)	12/27/21	407,110.101	15.00	6,107
Issuance of shares(1)	02/28/22	199,720.003	15.00	2,996
Issuance of shares(1)	03/23/22	178,035.741	15.00	2,670
Shares issued through DRIP		1,101,496.019		16,522

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

For the three and six months ended March 31, 2022, the base management fees incurred by the Company were $6,785 and $12,608, respectively, and the base management fees irrevocably waived by the Investment Adviser were $1,851 and $3,439, respectively. For the three and six months ended March 31, 2021, the base management fees incurred by the Company were $3,535 and $6,865, respectively, and the base management fees irrevocably waived by the Investment Adviser were $964 and $1,872, respectively.

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

For the three and six months ended March 31, 2022, the Income Incentive Fee incurred was $2,718 and $5,932, respectively. For the three and six months ended March 31, 2021, the Income Incentive Fee incurred was $2,227 and $4,163, respectively.

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

For the three and six months ended March 31, 2022, the Income Incentive Fee irrevocably waived by the Investment Adviser was $735 and $861, respectively. For the three and six months ended March 31, 2021, the Income Incentive Fee irrevocably waived by the Investment Adviser was $285 and $427, respectively.

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

For the three and six months ended March 31, 2022, the accrual for the capital gain incentive fee under GAAP was $1,169 and $2,691, respectively. For the three and six months ended March 31, 2021, the accrual for the capital gain incentive fee under GAAP was $1,371 and $1,371, respectively. For the three and six months ended March 31, 2022, the accrual for the capital gain incentive fee waiver under GAAP was $292 and $673, respectively. For the three and six months ended March 31, 2021, the accrual for the capital gain incentive fee waiver under GAAP was $343 and $343, respectively.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of March 31, 2022 and September 30, 2021. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to March 31, 2022.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of March 31, 2022 and September 30, 2021, there was $4,159 and $2,141, respectively, accrued for the capital gain incentive fee (net of waiver) under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the three and six months ended March 31, 2022, the Company deposited $1,029 and $1,814, respectively, into the Escrow Account. For the three and six months ended March 31, 2021, the Company deposited $598 and $1,155, respectively, into the Escrow Account. As of March 31, 2022, the Company has made deposits totaling $6,253 into the Escrow Account.

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

As of March 31, 2022 and September 30, 2021, included in accounts payable and accrued expenses is $449 and $544, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2022 were $623 and $948, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2021 were $215 and $448, respectively. As of March 31, 2022 and September 30, 2021, included in accounts payable and accrued expenses were $309 and $332, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. On October 1, 2018, GCOP LLC, entered into an additional Subscription Agreement for $10,000. On January 1, 2020, GCOP LLC, entered into an additional Subscription Agreement for $13,000. As of March 31, 2022, GCOP LLC has an aggregate commitment of $23,011. As of March 31, 2022, the Company has issued 1,535,029.020 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $23,011 and has also issued 186,848.951 shares to GCOP LLC through the DRIP.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of March 31, 2022, the Company has issued 1,834,523.315 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27,500.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2022, permits the Company to borrow a maximum of $40,000 and expires on September 29, 2023. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 5.    Investments

Investments as of March 31, 2022 and September 30, 2021 consisted of the following:

	As of March 31, 2022			As of September 30, 2021
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$257,585	$254,692	$254,069	$260,043	$257,252	$257,585
One stop	1,666,699	1,645,915	1,659,746	1,137,277	1,122,954	1,130,203
Second lien	11,765	11,580	11,418	11,429	11,223	11,121
Subordinated debt	5,865	5,675	5,865	2	1	2
Equity	N/A	90,231	106,124	N/A	30,107	39,732
Total	$1,941,914	$2,008,093	$2,037,222	$1,408,751	$1,421,537	$1,438,643

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of March 31, 2022		As of September 30, 2021
Amortized Cost:
United States
Mid-Atlantic	$369,876	18.4%	$292,620	20.6%
Midwest	326,144	16.2	226,505	16.0
Northeast	119,350	6.0	106,145	7.5
Southeast	435,943	21.7	262,162	18.4
Southwest	156,825	7.8	109,469	7.7
West	362,213	18.0	261,940	18.4
Canada	72,220	3.6	57,907	4.1
United Kingdom	124,561	6.2	72,299	5.1
Australia	4,082	0.2	690	0.0 *
Luxembourg	10,528	0.6	10,550	0.7
Netherlands	26,351	1.3	21,250	1.5
Total	$2,008,093	100.0%	$1,421,537	100.0%
Fair Value:
United States
Mid-Atlantic	$375,042	18.4%	$295,867	20.6%
Midwest	329,504	16.2	228,579	15.9
Northeast	120,971	5.9	107,755	7.5
Southeast	443,773	21.8	264,651	18.4
Southwest	160,309	7.9	110,617	7.7
West	370,671	18.2	268,308	18.7
Canada	74,155	3.6	59,331	4.1
United Kingdom	122,419	6.0	71,205	4.9
Australia	4,105	0.2	708	0.0 *
Luxembourg	10,276	0.5	10,290	0.7
Netherlands	25,997	1.3	21,332	1.5
Total	$2,037,222	100.0%	$1,438,643	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2022 and September 30, 2021 were as follows:

	As of March 31, 2022			As of September 30, 2021
Amortized Cost:
Airlines	$7,552	0.4%		$7,577	0.5%
Auto Components	5,227	0.3		5,082	0.4
Automobiles	104,890	5.3		53,686	3.8
Beverages	12,321	0.6		12,365	0.9
Biotechnology	422	0.0	*	5,380	0.4
Building Products	45,100	2.2		—	—
Chemicals	42,848	2.1		24,517	1.7
Commercial Services and Supplies	78,651	3.9		30,262	2.1
Communications Equipment	4,904	0.2		4,897	0.3
Containers and Packaging	28,749	1.4		7,565	0.5
Distributors	1,636	0.1		1,265	0.1
Diversified Consumer Services	68,710	3.4		46,301	3.3
Diversified Financial Services	14,180	0.7		6,421	0.5
Diversified Telecommunication Services	631	0.0	*	633	0.0	*
Electronic Equipment, Instruments and Components	42,784	2.2		37,768	2.6
Food and Staples Retailing	10,212	0.5		7,983	0.6
Food Products	50,456	2.5		43,855	3.1
Healthcare Equipment and Supplies	50,909	2.5		41,546	2.9
Healthcare Providers and Services	150,554	7.5		135,670	9.5
Healthcare Technology	55,901	2.8		58,107	4.1
Hotels, Restaurants and Leisure	45,506	2.3		50,830	3.6
Household Durables	3,017	0.2		1,819	0.1
Household Products	1,755	0.1		1,660	0.1
Industrial Conglomerates	8,503	0.4		7,287	0.5
Insurance	111,258	5.5		90,082	6.3
Internet and Catalog Retail	27,006	1.3		12,323	0.9
IT Services	118,985	5.9		119,338	8.4
Leisure Products	2,545	0.1		2,537	0.2
Life Sciences Tools & Services	17,651	0.9		349	0.0	*
Machinery	9,704	0.5		8,492	0.6
Marine	6,719	0.3		6,726	0.5
Media	2,529	0.1		2,088	0.1
Oil, Gas and Consumable Fuels	30,647	1.5		30,749	2.2
Paper and Forest Products	5,566	0.3		1,992	0.1
Pharmaceuticals	50,841	2.6		26,467	1.9
Professional Services	47,209	2.4		11,246	0.8
Real Estate Management and Development	64,461	3.2		43,438	3.0
Road and Rail	12,584	0.6		12,349	0.9
Software	526,345	26.2		391,899	27.6
Specialty Retail	120,325	6.0		64,527	4.5
Textiles, Apparel and Luxury Goods	1,130	0.1		826	0.1
Trading Companies and Distributors	13,663	0.7		1,295	0.1
Water Utilities	3,507	0.2		2,338	0.2
Total	$2,008,093	100.0%		$1,421,537	100.0%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2022			As of September 30, 2021
Fair Value:
Airlines	$7,452	0.4%		$7,335	0.5%
Auto Components	5,284	0.3		5,113	0.4
Automobiles	106,183	5.2		54,050	3.8
Beverages	12,418	0.6		12,394	0.9
Biotechnology	422	0.0	*	5,793	0.4
Building Products	46,451	2.3		—	—
Chemicals	43,472	2.2		24,607	1.7
Commercial Services and Supplies	79,834	3.9		30,558	2.1
Communications Equipment	4,959	0.2		4,883	0.3
Containers and Packaging	29,250	1.4		7,643	0.5
Distributors	1,655	0.1		1,265	0.1
Diversified Consumer Services	69,803	3.4		46,947	3.3
Diversified Financial Services	14,343	0.7		6,486	0.5
Diversified Telecommunication Services	641	0.0	*	644	0.0	*
Electronic Equipment, Instruments and Components	43,641	2.1		38,285	2.7
Food and Staples Retailing	11,089	0.5		8,594	0.6
Food Products	50,796	2.5		44,265	3.1
Healthcare Equipment and Supplies	51,781	2.5		42,041	2.9
Healthcare Providers and Services	150,570	7.4		135,583	9.4
Healthcare Technology	57,228	2.8		59,146	4.1
Hotels, Restaurants and Leisure	46,246	2.3		51,154	3.6
Household Durables	3,171	0.2		1,941	0.1
Household Products	1,763	0.1		1,670	0.1
Industrial Conglomerates	8,544	0.4		7,376	0.5
Insurance	112,491	5.5		91,339	6.3
Internet and Catalog Retail	27,775	1.4		12,449	0.9
IT Services	122,449	6.0		122,616	8.5
Leisure Products	2,586	0.1		2,539	0.2
Life Sciences Tools & Services	18,078	0.9		349	0.0	*
Machinery	8,961	0.4		8,094	0.6
Marine	6,772	0.3		6,787	0.5
Media	2,524	0.1		2,129	0.1
Oil, Gas and Consumable Fuels	31,013	1.5		31,235	2.2
Paper and Forest Products	5,620	0.3		2,001	0.1
Pharmaceuticals	51,487	2.5		26,562	1.8
Professional Services	47,779	2.3		11,496	0.8
Real Estate Management and Development	64,627	3.2		43,333	3.0
Road and Rail	12,868	0.7		12,555	0.9
Software	535,238	26.3		397,409	27.6
Specialty Retail	121,365	6.0		65,351	4.5
Textiles, Apparel and Luxury Goods	1,147	0.1		851	0.1
Trading Companies and Distributors	13,894	0.7		1,384	0.1
Water Utilities	3,552	0.2		2,391	0.2
Total	$2,037,222	100.0%		$1,438,643	100.0%

*	Represents an amount less than 0.1%

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

The outstanding forward currency contracts as of March 31, 2022 and September 30, 2021 were as follows:

As of March 31, 2022
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	$—	$(240)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	483	—
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	—	(104)
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	—	(106)
Macquarie Bank Limited	€2,985	EUR	$3,740	USD	6/14/2024	269	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	—	(73)
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	85	—
Macquarie Bank Limited	£4,500	GBP	$6,182	USD	8/27/2024	197	—
Macquarie Bank Limited	£15,000	GBP	$20,258	USD	9/30/2024	315	—
Macquarie Bank Limited	£16,290	GBP	$21,848	USD	9/30/2024	199	—
Macquarie Bank Limited	€14,650	EUR	$17,567	USD	11/12/2024	458	—
Macquarie Bank Limited	€12,400	EUR	$14,586	USD	12/23/2024	98	—
Macquarie Bank Limited	$6,000	CAD	$4,717	USD	9/4/2024	—	(75)
Macquarie Bank Limited	£6,500	GBP	$8,567	USD	9/5/2024	—	(59)
Macquarie Bank Limited	£5,600	GBP	$7,321	USD	3/17/2025	—	(133)
						$2,104	$(790)

As of September 30, 2021
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	$—	$(169)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	269	—
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	—	(149)
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	—	(156)
Macquarie Bank Limited	€2,985	EUR	$3,740	USD	6/14/2024	178	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	23	—
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	183	—
Macquarie Bank Limited	£4,500	GBP	$6,182	USD	8/27/2024	127	—
Macquarie Bank Limited	£15,000	GBP	$20,258	USD	9/30/2024	75	—
Macquarie Bank Limited	£16,290	GBP	$21,848	USD	9/30/2024	—	(68)
						$855	$(542)

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

The following table is intended to provide additional information about the effect of the forward foreign currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2022 and September 30, 2021.

As of March 31, 2022
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$2,104	$(790)	$1,314	$—	$1,314

As of September 30, 2021
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$855	$(542)	$313	$—	$313

(1)In some instances, the actual collateral pledged may be more than the amount shown due to overcollateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

The impact of derivative transactions for the three and six months ended March 31, 2022 and 2021 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Foreign exchange	$—	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Foreign exchange	$1,067	$255	$1,001	$(437)

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and six months ended March 31, 2022 and 2021:

Average U.S. Dollar notional outstanding	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Forward currency contracts	$112,779	$18,400	$100,068	$16,623

Exclusion of the Investment Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. The Investment Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the three and six months ended March 31, 2022 and 2021. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of March 31, 2022 and September 30, 2021, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2022 and September 30, 2021:

As of March 31, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,931,098	$1,931,098
Equity investments(1)	—	—	106,124	106,124
Money market funds(1)(2)	31,670	—	—	31,670
Forward currency contracts	—	2,104	—	2,104
Total assets, at fair value:	$31,670	$2,104	$2,037,222	$2,070,996
Liabilities, at fair value:
Forward currency contracts	$—	$(790)	$—	$(790)
Total liabilities, at fair value:	$—	$(790)	$—	$(790)

As of September 30, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,398,911	$1,398,911
Equity investments(1)	—	—	39,732	39,732
Money market funds(1)(2)	17,293	—	—	17,293
Forward currency contracts	—	855	—	855
Total assets, at fair value:	$17,293	$855	$1,438,643	$1,456,791
Liabilities, at fair value:
Forward currency contracts	$—	$(542)	$—	$(542)
Total liabilities, at fair value:	$—	$(542)	$—	$(542)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2022 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of March 31, 2022 was $9,256 and $17,115, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2021 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2021 was $7,017 and $13,784, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2022 and 2021 :

	For the six months ended March 31, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,398,911	$39,732	$1,438,643
Net change in unrealized appreciation (depreciation) on investments	5,755	6,268	12,023
Realized gain (loss) on investments	36	1,835	1,871
Fundings of (proceeds from) revolving loans, net	892	—	892
Fundings of investments	661,798	62,480	724,278
PIK interest	2,284	—	2,284
Proceeds from principal payments and sales of portfolio investments	(142,452)	(4,191)	(146,643)
Accretion of discounts and amortization of premiums	3,874	—	3,874
Fair value, end of period	$1,931,098	$106,124	$2,037,222

	For the six months ended March 31, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$875,642	$11,209	$886,851
Net change in unrealized appreciation (depreciation) on investments	13,495	2,195	15,690
Realized gain (loss) on investments	3	561	564
Fundings of (proceeds from) revolving loans, net	(833)	—	(833)
Fundings of investments	261,099	2,267	263,366
PIK interest	1,167	—	1,167
Proceeds from principal payments and sales of portfolio investments	(117,899)	(1,044)	(118,943)
Accretion of discounts and amortization of premiums	2,615	—	2,615
Fair value, end of period	$1,035,289	$15,188	$1,050,477

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2022 and September 30, 2021:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans(2)	$253,170	Market rate approach	Market interest rate	4.3% - 10.0% (6.0%)
		Market comparable companies	EBITDA multiples	9.0x - 23.6x (16.2x)
	899	Market comparable companies	Broker/ Dealer bids or quotes	N/A
One stop loans(3)(4)	$1,645,109	Market rate approach	Market interest rate	3.5% - 17.0% (6.9%)
		Market comparable companies	EBITDA multiples	8.5x - 36.8x (17.7x)
		Market comparable companies	Revenue multiples	2.0x - 30.0x (9.6x)
	14,637	Market comparable companies	Broker/ Dealer bids or quotes	N/A
Subordinated debt and second lien loans(3)	$17,283	Market rate approach	Market interest rate	6.5% - 11.5% (9.4%)
		Market comparable companies	EBITDA multiples	13.0x - 24.0x (22.8x)
Equity(5)	$106,124	Market comparable companies	EBITDA multiples	8.5x - 43.9x (18.7x)
			Revenue multiples	5.0x - 30.0x (17.4x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)$1,603 of loans at fair value were valued using the market comparable companies approach only.

(3)$3,564 of loans at fair value were valued using the market comparable companies approach only.

(4)The Company valued $1,375,625 and $269,484 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)The Company valued $94,221 and $11,903 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of March 31, 2022 and September 30, 2021.

	As of March 31, 2022		As of September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$983,221	$983,032	$700,439	$700,417

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2022, the Company’s asset coverage for borrowed amounts was 213.0%.

2022 Debt Securitization: On January 25, 2022, the Company completed a $401,750 asset-backed securitization (the “2022 Debt Securitization”). Asset-backed securitizations are a form of secured financing incurred by a subsidiary of the Company, which is controlled by the Company and subject to its overall asset coverage requirement. The notes offered in the 2022 Debt Securitization were issued by the 2022 Issuer and are backed by a diversified portfolio of senior secured loans. The notes offered in the 2022 Debt Securitization consist of $252,000 of Class A Senior Secured Floating Rate Notes, which bear interest at a benchmark interest rate, which will be based on three-month SOFR, plus 2.00% (the “Secured 2022 Notes”) and $149,750 of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). The Secured 2022 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Subordinated 2022 Notes, and the Subordinated 2022 Notes were eliminated in consolidation. The Secured 2022 Notes are included in the March 31, 2022 Consolidated Statement of Financial Condition as debt of the Company.

Through January 25, 2024, all principal collections received on the underlying collateral may be used by the 2022 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2022 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2022 Debt Securitization, allowing the Company to maintain the initial leverage in the 2022 Debt Securitization. The Secured 2022 Notes are due on January 18, 2030. The Subordinated 2022 Notes are due on January 25, 2122.

As of March 31, 2022, there were 56 portfolio companies with a total fair value of $397,710 securing the 2022 Debt Securitization. The pool of loans in the 2022 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The three-month SOFR rate in effect as of March 31, 2022 based on the last interest rate reset was 0.2%. For the three and six months ended March 31, 2022, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2022 Debt Securitization were as follows:

	Three months ended March 31, 2022	Six months ended March 31, 2022
Stated interest expense	$999	$999
Amortization of debt issuance costs	134	134
Total interest expense	$1,133	$1,133
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	2.2%	2.2%
Average outstanding balance	$184,800	$91,385

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of March 31, 2022, the class, amount, rating and interest rate (expressed as a spread to three-month SOFR, as applicable) of the 2022 Debt Securitization was as follows:

Description	Secured 2022 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$252,000
KBRA Rating	A
Interest Rate	SOFR + 2.0%

2021 Debt Securitization: On March 11, 2021, the Company completed a $398,900 term debt securitization (the “2021 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations, or CLOs. Term debt securitizations are a form of secured financing incurred by the Company, which are consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2021 Debt Securitization (the “2021 Notes”) were issued by the 2021 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2021 Notes offered in the 2021 Debt Securitization consist of $224,000 of AAA Class A 2021 Notes, which bear interest at the three-month LIBOR plus 1.60%; $28,000 of AA Class B 2021 Notes, which bear interest at the three-month LIBOR plus 1.85%; $36,000 of A Class C-1 2021 Notes, which bear interest at the three-month LIBOR plus 2.80%; $10,000 A Class C-2 2021 Notes, which bear interest at 3.91%; up to $28,000 of BBB- Class D 2021 Notes, which were unfunded on the closing date of the 2021 Debt Securitization and which, if funded, will bear interest at the three-month LIBOR plus a spread set in connection with the funding date but which in no event will be greater than 5.00% (the Class D 2021 Notes, together with the Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes and the Class C-2 2021 Notes are referred to as the “Secured 2021 Notes”); and approximately $100,900 of Subordinated 2021 Notes, which do not bear interest. The Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes, and the Class C-2 2021 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Class D 2021 Notes and Subordinated 2021 Notes which were eliminated in consolidation. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the March 31, 2022 and September 30, 2021 Consolidated Statement of Financial Condition as debt of the Company.

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

As of March 31, 2022 and September 30, 2021, there were 72 and 77 portfolio companies, respectively, with total fair value of $393,897 and $392,435, respectively, securing the 2021 Notes. The pool of loans in the 2021 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The interest charged under the 2021 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of March 31, 2022 based on the last interest rate reset was 0.2%. For the three and six months ended March 31, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2021 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Stated interest expense	$1,533	$338	$3,028	$338
Amortization of debt issuance costs	110	21	218	21
Total interest expense	$1,643	$359	$3,246	$359
Cash paid for interest expense	$1,540	$—	$3,037	$—
Annualized average stated interest rate	2.1%	2.0%	2.0%	2.0%
Average outstanding balance	$298,000	$69,533	$298,000	$34,385

As of March 31, 2022, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and the Class C-2 2021 Notes were as follows:

Description	Class A 2021 Notes	Class B 2021 Notes	Class C-1 2021 Notes	Class C-2 2021 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$224,000	$28,000	$36,000	$10,000
S&P Rating	"AAA"	"AA"	"A"	"A"
Interest Rate	LIBOR + 1.60%	LIBOR + 1.85%	LIBOR + 2.80%	3.91%

The Investment Adviser serves as collateral manager to the 2021 Issuer and 2022 Issuer under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2021 Issuer and the 2022 Issuer for rendering such collateral management services.

Adviser Revolver: On October 2, 2017, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of October 2, 2020. On June 28, 2019, the Company and the Investment Adviser amended the Adviser Revolver to increase the borrowing capacity from $40,000 to $100,000. On August 15, 2019, the Company and the Investment Adviser entered into a second amendment to the Adviser Revolver to increase the borrowing capacity from $100,000 to $125,000. On October 28, 2019, the Company entered into a third amendment to the Adviser Revolver, which decreased the borrowing capacity from $125,000 to $40,000. On October 1, 2020, the Company entered into a fourth amendment to the Adviser Revolver, which extended the maturity date of the Adviser Revolver from October 2, 2020 to September 29, 2023. Other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2022 was 1.0%. As of March 31, 2022 and December 31, 2021, the Company had no outstanding debt under the Adviser Revolver.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2022 and 2021, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Stated interest expense	$—	$—	$1	$—	*
Cash paid for interest expense	—	—	1	—	*
Annualized average stated interest rate	N/A	N/A	0.1%	0.1%
Average outstanding balance	$—		$1,364	$56
* Represents an amount less than $1.

SB Revolver: On February 4, 2019, the Company entered into a revolving credit agreement (as amended, the “SB Revolver”) with Signature Bank (“SB”), as administrative agent and a lender, which allowed the Company to borrow up to $175,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of February 4, 2021. On April 8, 2019, the Company entered into an amendment to the SB Revolver with SB which increased the borrowing capacity under the SB Revolver to $225,000 from $175,000. Other material terms of the SB Revolver were unchanged. On May 31, 2019, the Company amended the SB Revolver to permit borrowings in foreign currencies. On February 7, 2020, the Company entered into an amendment to the SB Revolver, which increased the borrowing capacity under the SB Revolver to $275,000 from $225,000, and increased the borrowing base against which the Company may borrow through April 7, 2020, after which the borrowing base reverts to the terms applicable to the Company prior to the February 7, 2020 amendment. On February 4, 2021, the Company entered into an amendment on the SB Revolver to, among other things, extend the stated maturity to February 4, 2022, amend the interest rate on borrowings, amend the non-usage fee to a rate of 0.25% per annum on the unused portion of the SB Revolver, amend the fee payable if the Company requests to extend the maturity date of the SB Revolver to 0.25% of the commitments under the SB Revolver as of the date the Company receives notice of such extension, including the fee payable in connection with the extension contemplated by the amendment executed on February 4, 2021, and amend the fee payable by the Company if the Company exercises its right to request an increase in the maximum commitments under the SB Revolver upon satisfaction of certain conditions to 0.25% of such increased or new commitment, with each of the extension and commitment fees subject to pro-ration in accordance with the terms of the SB Revolver. On November 19, 2021, the Company provided written notice to Signature Bank of its intent to reduce the maximum borrowings permitted under the SB Revolver to $180,000 at any one time outstanding, subject to leverage and borrowing base restrictions, effective November 26, 2021. On February 4, 2022, the Company entered into an amendment on the SB Revolver to extend the stated maturity date from February 4, 2022 to March 4, 2022. On March 3, 2022, the Company entered into an amendment on the SB Revolver to, among other things, extend the stated maturity to February 4, 2023, amend the interest rate on borrowings and included an annualized fee payable on the closing date of the amendment equal to 0.25% of the commitments of the SB Revolver as of March 3, 2022 subject to pro-ration in accordance with the terms of the SB Revolver. As of March 31, 2022, the Company could borrow up to $180,000 under the SB Revolver.

The SB Revolver bears interest at a rate, at the Company’s election, of either the SOFR for the applicable interest period plus 1.70% and a spread adjustment of 0.10% or the prime rate minus 1.20%. The revolving period under the SB Revolver will continue through February 4, 2023. Prior to March 3, 2022, the SB Revolver bore interest at a rate, at the Company’s election, of either the one-, two- or three-month LIBOR plus 1.70% per annum or the prime rate minus 1.20%, as calculated under the SB Revolver. The SB Revolver is secured by the unfunded commitments of stockholders of the Company, collateral accounts and the proceeds of the foregoing. In addition to the stated interest rate on the SB Revolver, the Company is required to pay a non-usage fee at a rate of 0.25% per annum on the unused portion of the SB Revolver.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of March 31, 2022 and September 30, 2021, the Company had outstanding debt under the SB Revolver of $180,000 and $246,433, respectively.

For the three and six months ended March 31, 2022 and 2021, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the SB Revolver were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Stated interest expense	$781	$1,067	$1,656	$2,121
Facility fees	10	22	45	33
Amortization of debt issuance costs	105	197	281	444
Total interest expense	$896	$1,286	$1,982	$2,598
Cash paid for interest expense	$738	$1,061	$1,768	$2,120
Annualized average stated interest rate	1.9%	1.8%	1.9%	1.8%
Average outstanding balance	$164,781	$239,554	$174,199	$243,047

DB Credit Facility: On September 10, 2019 (the “Effective Date”), the Company and GBDC 3 Funding, entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. The period during which GBDC 3 Funding may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through March 10, 2023 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default. On September 21, 2021, the Company entered into an amendment on the DB Credit Facility to, among other things, change the base rate under the DB Credit Facility for borrowings denominated in U.K. pound sterling from a LIBOR-based rate to the daily simple Sterling Overnight Index Average subject to certain adjustments. On October 29, 2021, the Company entered into an amendment on the DB Credit Facility to, among other things, increase the borrowing capacity thereunder up to an aggregate of $450,000. As of March 31, 2022, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $450,000, subject to leverage and borrowing base restrictions.

As of March 31, 2022, the DB Credit Facility bears interest at the applicable base rate plus 2.00% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling and (v) the three-month LIBOR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

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

As of March 31, 2022 and September 30, 2021, the Company had outstanding debt under the DB Credit Facility of $253,221 and $156,006, respectively.

For the three and six months ended March 31, 2022 and 2021, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Stated interest expense	$1,699	$1,017	$3,141	$1,955
Facility fees	393	202	730	418
Amortization of debt issuance costs	463	245	866	453
Total interest expense	$2,555	$1,464	$4,737	$2,826
Cash paid for interest expense	$1,900	$1,169	$2,652	$2,232
Annualized average stated interest rate	2.5%	2.2%	2.3%	2.2%
Average outstanding balance	$280,495	$184,273	$269,411	$174,566

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

As of March 31, 2022 and September 30, 2021, the Company had no outstanding short-term borrowings.

The net change in unrealized appreciation (depreciation) on other short-term borrowings for the three and six months ended March 31, 2022, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies, was $(398) and $0, respectively.

For the three and six months ended March 31, 2022 and 2021, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for short-term borrowings were as follows:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Stated interest expense	$241	$—	$542	$—
Cash paid for interest expense	542	—	542	—
Annualized average stated interest rate	3.2%	N/A	3.2%	N/A
Average outstanding balance	$30,693	$—	$34,427	$—

For the three and six months ended March 31, 2022, the average total debt outstanding was $958,769 and $868,785, respectively. For the three and six months ended March 31, 2021, the average total debt outstanding was $493,360 and $451,181, respectively.

For the three and six months ended March 31, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 2.7% and 2.7%, respectively. For the three and six months ended March 31, 2021, the effective annualized average interest rate,

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 2.6% and 2.6%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2022 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$180,000	$180,000	$—	$—	$—
DB Credit Facility	253,221	—	—	253,221	—
2021 Debt Securitization	298,000	—	—	—	298,000
2022 Debt Securitization	252,000	—	—	—	252,000
Total borrowings	$983,221	$180,000	$—	$253,221	$550,000

Note 9. Commitments and Contingencies

Commitments: As of March 31, 2022, the Company had outstanding commitments to fund investments totaling $390,238, including $21,215 of commitments on undrawn revolvers. As of September 30, 2021, the Company had outstanding commitments to fund investments totaling $180,385, including $17,352 on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of March 31, 2022, and September 30, 2021. Derivative instruments can be affected by market conditions, such as foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2022	2021
Net asset value at beginning of period	$15.00	$14.97
Distributions declared:(2)
From net investment income	(0.76)	(0.94)
Net investment income	0.52	0.55
Net realized gain (loss) on investment transactions	0.03	0.01
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.21	0.41
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	5.12%	6.57%
Number of common shares outstanding	74,381,269.556	39,578,474.129

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2022	2021
Ratio of net investment income to average net assets*	6.98%	7.36%
Ratio of total expenses to average net assets*	6.04%	6.15%
Ratio of management fee waiver to average net assets*	(0.69)%	(0.68)%
Ratio of incentive fee waiver to average net assets	(0.15)%	(0.14)%
Ratio of net expenses to average net assets*	5.20%	5.33%
Ratio of incentive fees to average net assets	0.86%	1.01%
Ratio of total expenses (without incentive fees) to average net assets*	5.18%	5.14%
Total return based on average net asset value(5)*	10.16%	13.08%
Net assets at end of period	$1,115,718	$593,677
Average debt outstanding	$868,785	$451,181
Average debt outstanding per share	$11.68	$11.40
Portfolio Turnover*	16.28%	24.32%
Asset coverage ratio(6)	212.96%	222.49%
Asset coverage ratio per unit(7)	$2,130	$2,225
Average market value per unit (8):
SB Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A
2021 Debt Securitization	N/A	N/A
2022 Debt Securitization	N/A	N/A
Other short-term borrowings	N/A	N/A

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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the three and six months ended March 31, 2022 and 2021:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Earnings available to stockholders	$26,139	$19,376	$50,874	$35,787
Basic and diluted weighted average shares outstanding	71,282,526	37,728,245	67,085,568	36,578,867
Basic and diluted earnings per share	$0.37	$0.51	$0.76	$0.97

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share	Total Dividends Declared
For the six months ended March 31, 2022
08/06/2021	10/18/2021	12/27/2021	56,431,212.836	$0.1168	$6,593
11/19/2021	11/29/2021	12/27/2021	65,852,241.833	0.1501	9,883
11/19/2021	12/20/2021	02/28/2022	68,007,006.127	0.1214	8,259
11/19/2021	01/20/2022	03/23/2022	68,414,116.228	0.1068	7,305
02/04/2022	02/25/2022	05/23/2022	71,896,291.279	0.1425	10,246
02/04/2022	03/21/2022	05/23/2022	72,096,011.282	0.1191	8,588
Total dividends declared for the six months ended March 31, 2022					$50,874

For the six months ended March 31, 2021
11/20/2020	12/15/2020	12/18/2020	35,388,849.466	$0.4200	$14,864
11/20/2020	01/28/2021	03/11/2021	37,640,060.105	0.1081	4,068
02/05/2021	02/25/2021	05/25/2021	37,640,060.105	0.1493	5,622
02/05/2021	03/26/2021	05/25/2021	39,578,474.129	0.2527	10,003
Total dividends declared for the six months ended March 31, 2021					$34,557

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the Company’s distributions reinvested during the six months ended March 31, 2022 and 2021:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the six months ended March 31, 2022
November 22, 2021	316,630.174	$15.00	$4,749
December 27, 2021	407,110.101	15.00	6,107
February 28, 2022	199,720.003	15.00	2,996
March 23, 2022	178,035.741	15.00	2,670
	1,101,496.019		$16,522

For the six months ended March 31, 2021
December 18, 2020	431,254.910	$14.97	$6,455
March 11, 2021	117,853.968	15.00	1,767
	549,108.878		$8,222
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On April 1, 2022, the Company entered into subscription agreements with additional stockholders totaling $81,463 in the aggregate.

On April 19, 2022, the Company issued a capital call to stockholders that was due on April 29, 2022. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	4/29/2022	2,324,338.200	$15.00	$34,865

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

On February 4, 2022 and May 6, 2022, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
February 25, 2022	May 23, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2022 through February 28, 2022 per share
March 21, 2022	May 23, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2022 through March 31, 2022 per share
April 29, 2022	July 25, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2022 through April 30, 2022 per share
May 20, 2022	July 25, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2022 through May 31, 2022 per share
June 24, 2022	September 14, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2022 through June 30, 2022 per share
July 19, 2022	September 14, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2022 through July 31, 2022 per share

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
•the use of borrowed money to finance a portion of our investments;
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
•turmoil in Ukraine and Russia, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $45.0 billion in capital under management as of March 31, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, which was most recently reapproved by our board of directors in May 2022, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2022 and September 30, 2021, our portfolio at fair value was comprised of the following:

	As of March 31, 2022		As of September 30, 2021
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$254,069	12.5%	$257,585	17.9%
One stop	1,659,746	81.4	1,130,203	78.5
Second lien	11,418	0.6	11,121	0.8
Subordinated debt	5,865	0.3	2	0.0 *
Equity	106,124	5.2	39,732	2.8
Total	$2,037,222	100.0%	$1,438,643	100.0%

*Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2022 and September 30, 2021, one stop loans included $269.5 million and $201.8 million, respectively, of late stage lending loans at fair value.

As of March 31, 2022 and September 30, 2021, we had debt and equity investments in 242 and 214 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the annualized total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended March 31, 2022 and December 31, 2021 and the six months ended March 31, 2022 and March 31, 2021:

	Three months ended		Six months ended
	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Weighted average income yield(1)*	6.9%	7.0%	7.0%	7.2%
Weighted average investment income yield(2)*	7.3%	7.5%	7.4%	7.7%
Total return based on average net asset value(3)*	9.9%	10.4%	10.2%	13.1%
Total return based on net asset value per share(4)	2.5%	2.6%	5.1%	6.6%

*Annualized for periods less than a year
(1)Represents income from interest and fees, excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
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
As of March 31, 2022, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 9.6% for stockholders taken as a whole. For the six months ended March 31, 2022 and 2021, GBDC 3 earned a fiscal year-to-

date IRR of 13.3% and 13.9%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders' net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital BDC 3 CLO 1 LLC, or the 2021 Issuer, under a collateral management agreement, or the 2021 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2021 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2021 Collateral Management Agreement, the term “collection period” refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital BDC 3 ABS 2022-1 LLC, or the 2022 Issuer, under a collateral management agreement, or the 2022 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2022 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2022 Collateral Management Agreement, the term “collection period” relating to any payment date, refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

Collateral management fees are paid directly by the 2021 Issuer and 2022 Issuer are offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2021 Issuer and the 2022 Issuer paid Deutsche Bank AG, New York Branch, structuring and placement fees for its services in connection with the structuring of the 2021 Debt Securitization, and the 2022 Debt Securitization, respectively, (as defined in Note 8 of our consolidated financial statements). Term debt securitizations, are also known as collateralized loan obligations, or CLOs. Term debt securitization and asset backed securitizations are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2021 Issuer and 2022 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2021 Debt Securitization and 2022 Debt Securitization, respectively.

We believe that these administrative expenses approximate the amount of ongoing fees and expenses that we would be required to pay in connection with a traditional secured credit facility. Our common stockholders indirectly bear all of these expenses.

COVID-19 Pandemic

The spread of COVID-19, which was identified as a global pandemic by the World Health Organization in 2020, resulted in governmental authorities imposing restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, healthcare facilities, fitness clubs and manufacturing facilities and factories in affected jurisdictions. While restrictions, business closures and other quarantine measures have been lifted in certain states in the United States and other countries, COVID-19 outbreaks have led and could lead to the re-introduction of such restrictions. As a result, we are unable to predict the duration of business and supply chain disruptions, the extent to which COVID-19 will continue to affect our portfolio companies’ operating results or the impact COVID-19 may have on our results of operations and financial condition.

We and GC Advisors continue to monitor the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities, and future recommendations from such authorities may further impact our business operations and financial results. Due to certain resurgences of COVID-19 and the threat of new variants of COVID-19, we remain cautious and concerned about the on-going impacts to the U.S. economy from COVID-19.

LIBOR Transition

In July 2017, the Financial Conduct Authority, or the FCA, announced its intention to cease sustaining the London Inter-Bank Offered Rate, or LIBOR, by the end of 2021.

At the end of January 2021, LIBOR’s administrator, the ICE Benchmark Administration Limited, or the IBA, concluded a consultation on its intention to cease the publication of the one-week and two-month U.S. dollar LIBOR, settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings, including one-month LIBOR, immediately following the LIBOR publication on June 30, 2023. On March 5, 2021, the FCA released an announcement confirming that such LIBOR settings would cease to be provided by any administrator or no longer be representative as of the dates specified in the IBA proposal, and confirmed that the FCA does not expect any LIBOR settings will become unrepresentative before such dates. Concurrent with the IBA’s proposal, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use U.S. Dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a reference rate other than U.S. Dollar LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after U.S. Dollar LIBOR’s discontinuation and (iii) explained that extending the publication of certain U.S. Dollar LIBOR tenors until June 30, 2023 would allow most legacy U.S. Dollar LIBOR contracts to mature before LIBOR experiences disruptions. On March 8, 2021, the Alternative Reference Rates Committee confirmed that in its opinion the March 5, 2021 announcements by the IBA and the FCA on the future cessation and loss of the representativeness of the LIBOR benchmark rates constitutes a “benchmark transition event” with respect to all U.S. dollar LIBOR settings. A “benchmark transition event” may cause, or allow for, certain contracts to replace LIBOR with an alternative reference rate and such replacement could have a material and adverse impact on the debt financing securitization (CLO) market, the leveraged loan market and/or us.

In April 2018, the New York Federal Reserve Bank began publishing its alternative rate, the Secured Overnight Financing Rate, or SOFR. The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA.

Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated, and therefore it is unclear whether and when markets will adopt either of these rates as a widely accepted replacement for LIBOR.

As such, when LIBOR is discontinued, if a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could also negatively impact the market value and/or transferability of our portfolio company investments. Furthermore, disruptions related to loans and/or other debt financing securitizations (CLOs) in the marketplace could have a material adverse effect on the ability of GC Advisors or its affiliates to enter into loans in the future in accordance with our investment strategy and have a material adverse effect on us. We could also be materially and adversely impacted to the extent GC Advisors or its affiliates are unable to successfully implement an acceptable replacement rate in leverage utilized by us or if there is a prolonged period of mismatch on the interest rates payable on our leverage and our portfolio investments as a result of the discontinued publication of LIBOR results in a decrease in our net investment income and distributions we are able to pay to our stockholders.

As of January 1, 2022, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The IBA has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023. As of January 1, 2022, all non-USD LIBOR reference rates in all settings ceased to be published. As of December 31, 2021, Golub Capital amended all credit agreements to effectuate the transition to alternate reference rates for portfolio company debt investments priced via reference to non-USD LIBOR. In addition, Golub Capital is amending credit agreements to include fallback language to transition the reference rate of portfolio company debt investments priced via reference to USD LIBOR to an alternate reference rate, such as forward-looking term SOFR, based on prevailing market practices.

In anticipation of the discontinuation of LIBOR, we have assessed our current debt facilities for our exposure to LIBOR. We have amended the DB Credit Facility (as defined in Note 7 of our consolidated financial statements) to include fall-back language to SOFR and foreign alternative reference rates for U.S. dollar and foreign borrowings, respectively. On March 3, 2022, the SB Revolver (as defined in Note 8 of our consolidated financial statements) was amended to utilize a benchmark interest rate of SOFR. The notes offered in the 2021 Debt Securitization currently utilize a reference rate to three-month USD LIBOR. We may seek to amend or refinance the 2021 Debt Securitization prior to June 30, 2023, the cessation date for three-month USD LIBOR. The notes offered in the 2022 Debt Securitization currently utilize a reference rate to three-month Term SOFR. We expect any new debt facilities that we enter into subsequent to March 31, 2022 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On April 1, 2022, we entered into subscription agreements with additional stockholders totaling $81.5 million in the aggregate.
On April 19, 2022, we issued a capital call to stockholders that was due on April 29, 2022. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds (in thousands)
Issuance of Shares	4/29/2022	2,324,338.200	$15.00	$34,865

On February 4, 2022 and May 6, 2022, the Board declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
February 25, 2022	May 23, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles or GAAP for the period February 1, 2022 through February 28, 2022 per share
March 21, 2022	May 23, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2022 through March 31, 2022 per share
April 29, 2022	July 25, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2022 through April 30, 2022 per share
May 20, 2022	July 25, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2022 through May 31, 2022 per share
June 24, 2022	September 14, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2022 through June 30, 2022 per share
July 19, 2022	September 14, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2022 through July 31, 2022 per share

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

Consolidated operating results for the three months ended March 31, 2022 and December 31, 2021 and the six months ended March 31, 2022 and March 31, 2021 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2022	December 31, 2021	March 31, 2022 vs. December 31, 2021	March 31, 2022	March 31, 2021	2022 vs. 2021
	(In thousands)
Interest income	$31,827	$27,911	$3,916	$59,738	$33,833	$25,905
Accretion of discounts and amortization of premiums	1,714	2,160	(446)	3,874	2,615	1,259
Dividend income	2	53	(51)	55	49	6
Fee income	159	699	(540)	858	599	259
Total investment income	33,702	30,823	2,879	64,525	37,096	27,429
Net expenses	15,104	14,464	640	29,568	16,955	12,613
Net investment income	18,598	16,359	2,239	34,957	20,141	14,816
Net realized gain (loss) on investment transactions	(13)	2,100	(2,113)	2,087	476	1,611
Net change in unrealized appreciation (depreciation) on investment transactions	7,554	6,276	1,278	13,830	15,170	(1,340)
Net increase in net assets resulting from operations	$26,139	$24,735	$2,044	$50,874	$35,787	$15,087
Average earning portfolio company investments, at fair value	$1,875,606	$1,619,574	$256,032	$1,746,967	$960,902	$786,065

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from March 31, 2021 to March 31, 2022. As a result, quarterly and year-to-date comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended December 31, 2021 to the three months ended March 31, 2022 by $2.9 million, primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our debt investment portfolio, of $256.0 million, that was partially offset by decreases in accretion income and fee income resulting from reduced payoffs of portfolio company investments compared to the three months ended December 31, 2021.

Investment income increased from the six months ended March 31, 2021 to the six months ended March 31, 2022 by $27.4 million, primarily as a result of an increase in the average earning debt investments balance of $786.1 million and an increase in accretion income of $1.3 million driven by increased payoffs of portfolio company investments during the six months ended March 31, 2022 compared to the six months ended March 31, 2021.

The income yield by debt security type for the three months ended March 31, 2022 and December 31, 2021 and the six months ended March 31, 2022 and March 31, 2021 are as follows:

	Three months ended		Six months ended
	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Senior secured	5.5%	5.5%	5.5%	5.6%
One stop	7.1%	7.3%	7.2%	7.5%
Second lien	8.1%	8.4%	8.3%	10.9%
Subordinated debt	15.2%	14.4%	14.6%	3.3%

Income yields on senior secured loans stayed consistent for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021. Income yields on one stop loans decreased for the three months ended

March 31, 2022 as compared to the three months ended December 31, 2021 primarily due to the general trend of spread compression on new investments.

Income yields on one stop and senior secured loans decreased for the six months ended March 31, 2022 as compared to the six months ended March 31, 2021 primarily due to the general trend of spread compression on new investments.

Our loan portfolio is partially insulated from a drop in floating interest rates as over 98.0% of the loan portfolio at fair value is subject to an interest rate floor. As of March 31, 2022 and September 30, 2021, the weighted average base rate floor of our loans was 0.82% and 0.86%, respectively. The decrease in our portfolio’s weighted average base rate floor is primarily due to the majority of our new portfolio company investments originating with base rate floors ranging between 0.00% and 0.75%.

As of March 31, 2022, we have second lien investments in three portfolio companies and subordinated debt investments in two portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2022 and December 31, 2021 and the six months ended March 31, 2022 and March 31, 2021:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2022	December 31, 2021	March 31, 2022 vs. December 31, 2021	March 31, 2022	March 31, 2021	2022 vs. 2021
	(In thousands)
Interest and facility fee expenses	$5,656	$4,486	$1,170	$10,142	$4,865	$5,277
Amortization of debt issuance costs	812	687	125	1,499	918	581
Base management fee, net of waiver	4,934	4,235	699	9,169	4,993	4,176
Income incentive fee, net of waiver	1,983	3,088	(1,105)	5,071	3,736	1,335
Capital gain incentive fee accrued under GAAP, net of waiver	877	1,141	(264)	2,018	1,028	990
Professional fees	286	267	19	553	541	12
Administrative service fee	450	485	(35)	935	736	199
General and administrative expenses	106	75	31	181	138	43
Net expenses	$15,104	$14,464	$640	$29,568	$16,955	$12,613
Average debt outstanding	$958,769	$780,485	$178,284	$868,785	$451,181	$417,604

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $1.3 million, from the three months ended December 31, 2021 to the three months ended March 31, 2022 primarily due to an increase in interest and facility fee expense resulting from an increase in weighted average outstanding borrowings of $178.3 million during the quarter, primarily as a result of the issuance of the 2022 Debt Securitization.

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $5.9 million, from the six months ended March 31, 2021 to the six months ended March 31, 2022 primarily due to an increase in interest and facility fee expense resulting from an increase in weighted average outstanding borrowings of $417.6 million from the six months ended March 31, 2021 to the six months ended March 31, 2022.

For the three months ended March 31, 2022 and December 31, 2021, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 2.7% and 2.6%, respectively. For the six months ended March 31, 2022 and 2021, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the our total debt was 2.7% and 2.6%, respectively. The effective annualized average interest rate increased slightly from the three months ended December 31, 2021 to the three months ended March 31, 2022 and from the six months ended March 31, 2021 to the six months ended March 31, 2022 primarily due to rising interest rates on the SB Revolver (as defined in Note 8 of our consolidated financial statements) and DB Credit Facility (as defined in Note 8 of our consolidated financial statements).

Management Fees

The base management fee, net of waiver, increased as a result of an increase in average gross assets from the three months ended December 31, 2021 to the three months ended March 31, 2022.

The base management fee, net of waiver, increased as a result of an increase in average gross assets from the six months ended March 31, 2021 to the six months ended March 31, 2022.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee, net of waiver, decreased by $1.1 million from the three months ended December 31, 2021 to the three months ended March 31, 2022 primarily due to the one-time Income Incentive Fee waiver described below. The Income Incentive Fee increased by $1.3 million from the six months ended March 31, 2021 to the six months ended March 31, 2022, primarily as a result of an increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements), partially offset by the one-time Income Incentive Fee waiver described below. The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 9.2%, 15.0%, 12.1% and 15.0% for the three months ended March 31, 2022, the three months ended December 31, 2021, the six months ended March 31, 2022 and the six months ended March 31, 2021, respectively.

Effective April 1, 2022, GC Advisors changed its practice of retaining administrative agent fees earned in respect of co-investment transactions in which we participate. In connection with this change, for the three months ended March 31, 2022, GC Advisors voluntarily and irrevocably waived $0.7 million* of the Income Incentive Fee related to certain administrative agent fees received by GC Advisors prior to this change. The waiver had the net economic effect of providing us an amount equal to our pro rata portion of administrative agent fees earned by GC Advisors from our borrowers.

As of both March 31, 2022 and September 30, 2021, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of March 31, 2022, the cumulative capital gain incentive fee accrual calculated in accordance with GAAP, net of waiver, was $4.2 million. For the six months ended March 31, 2022, we recorded an accrual for the capital gain incentive fee under GAAP, net of waiver, of $2.0 million which was primarily the result of unrealized appreciation on debt and equity investments. As of September 30, 2021, the cumulative capital gain incentive fee accrual calculated in accordance with GAAP, net of waiver, was $2.1 million. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

*The net economic effect represents $0.9 million of GBDC 3’s pro rata portion of administrative agent fees retained by GC Advisors since GBDC 3 commenced operations on October 2, 2017, reduced by $0.2 million of the additional incentive fees GC Advisors would have earned on the pro rata portion of administrative agent fees.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses remained relatively flat from the three months ended December 31, 2021 to the three months ended March 31, 2022. In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.3 million from the six months ended March 31, 2021 to the six months ended March 31, 2022, primarily due to an increase in the administrative service fee.

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended March 31, 2022 and December 31, 2021 were $0.6 million and $0.3 million, respectively. Total expenses reimbursed to the Administrator during the six months ended March 31, 2022 and 2021 were $0.9 million and $0.4 million, respectively.

As of March 31, 2022 and September 30, 2021, included in accounts payable and accrued expenses were $0.3 million and $0.3 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2022 and December 31, 2021 and the six months ended March 31, 2022 and March 31, 2021:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2022	December 31, 2021	March 31, 2022 vs. December 31, 2021	March 31, 2022	March 31, 2021	March 31, 2022 vs. March 31, 2021
	(In thousands)
Net realized gain (loss) from investments	$38	$1,833	$(1,795)	$1,871	$564	$1,307
Net realized gain (loss) from foreign currency transactions	(51)	267	(318)	216	(88)	304
Net realized gain (loss) on investment transactions	$(13)	$2,100	$(2,113)	$2,087	$476	$1,611
Unrealized appreciation from investments	$12,356	$10,959	$1,397	19,628	18,341	$1,287
Unrealized (depreciation) from investments	(6,407)	(4,885)	(1,522)	(7,605)	(2,651)	(4,954)
Unrealized appreciation (depreciation) from forward currency contracts	1,067	(66)	1,133	1,001	(437)	1,438
Unrealized appreciation (depreciation) on foreign currency translation	538	268	270	806	(83)	889
Net change in unrealized appreciation (depreciation) on investment transactions	$7,554	$6,276	$1,278	$13,830	$15,170	$(1,340)

During the three months ended March 31, 2022, we had a net realized loss on investment transactions of less than $0.1 million, primarily due to realized losses from foreign currency transactions, partially offset due to recognized realized gains on the sale of equity investments in multiple portfolio companies. During the three months ended December 31, 2021, we had a net realized gain of $2.1 million primarily due to recognized realized gains on the sale of equity investments in multiple portfolio companies.

During the six months ended March 31, 2022 and the six months ended March 31, 2021, we had a net realized gain on investment transactions of $2.1 million and $0.5 million, respectively, both primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies.

For the three months ended March 31, 2022, we had $12.4 million in unrealized appreciation on 136 portfolio company investments, which was offset by $6.4 million in unrealized depreciation on 130 portfolio company investments. For the three months ended December 31, 2021, we had $11.0 million in unrealized appreciation on 113 portfolio company investments, which was offset by $4.9 million in unrealized depreciation on 134 portfolio company investments. Unrealized appreciation for both the three months ended March 31, 2022 and December 31, 2021 primarily resulted from better than expected performance of our portfolio companies. Unrealized depreciation for both of the three months ended March 31, 2022 and December 31, 2021 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments.

For the six months ended March 31, 2022, we had $19.6 million in unrealized appreciation on 149 portfolio company investments, which was offset by $7.6 million in unrealized depreciation on 117 portfolio company investments. For the six months ended March 31, 2021, we had $18.3 million in unrealized appreciation on 118 portfolio company investments, which was offset by $2.7 million in unrealized depreciation on 54 portfolio company investments. Unrealized appreciation for the six months ended March 31, 2022 and March 31, 2021 primarily resulted from better than expected performance of our portfolio companies and credit market conditions beginning to recover from the COVID-19 pandemic. Unrealized depreciation for both the six months ended March 31, 2022 and six months ended March 31, 2021 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments.

Liquidity and Capital Resources

For the six months ended March 31, 2022 we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $6.8 million. During the period we used $545.0 million in operating activities, primarily as a result of fundings of portfolio investments of $724.3 million, partially offset by proceeds from principal payments and sales of portfolio investments of $146.6 million. During the same period, cash provided by financing activities was $538.2 million, primarily driven by borrowings on debt of $985.1 million and proceeds from the issuance of common shares of $284.8 million, that were partially offset by repayments of debt of $701.5 million and distributions paid of $27.4 million.

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

As of March 31, 2022 and September 30, 2021, we had cash and cash equivalents of $33.0 million and $52.0 million, respectively. In addition, as of March 31, 2022 and September 30, 2021, we had foreign currencies of $1.3 million and $1.4 million, respectively, restricted cash and cash equivalents of $47.4 million and $35.5 million, respectively, and restricted foreign currencies of $1.2 million and $1.2 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on our credit facilities and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of March 31, 2022 and September 30, 2021, we had investor capital subscriptions totaling $1,306.8 million and $1,096.5 million, respectively, of which $1,052.6 million and $767.9 million, respectively, had been called and contributed, leaving $254.2 million and $328.6 million of uncalled investor capital subscriptions, respectively.

Revolving Credit Facilities

SB Revolver - As of March 31, 2022 and September 30, 2021, we had $180.0 million and $246.4 million outstanding on the SB Revolver (as defined in Note 8 of our consolidated financial statements), respectively. As of March 31, 2022 and September 30, 2021, subject to leverage and borrowing base restrictions, we had no remaining commitments and approximately $28.6 million of remaining commitments, respectively, and no availability as of both March 31, 2022 and September 30, 2021 on the SB Revolver. Effective November 26, 2021, borrowings permitted under the SB Revolver were reduced to $180.0 million from $275.0 million.

DB Credit Facility - As of March 31, 2022 and September 30, 2021, the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) allowed GBDC 3 Funding LLC, or GBDC 3 Funding, to borrow up to $450.0 million and $250.0 million, respectively, at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2022 and September 30, 2021, we had $253.2 million and $156.0 million outstanding under the DB Credit Facility, respectively. As of March 31, 2022 and September 30, 2021, subject to leverage and borrowing base restrictions, we had approximately $196.8 million and $94.0 million of remaining commitments, respectively, and $196.8 million and $94.0 million of availability on the DB Credit Facility, respectively.

Adviser Revolver - As of March 31, 2022 and September 30, 2021, we were permitted to borrow up to $40.0 million at any one time outstanding under the Adviser Revolver (as defined in Note 8 of our consolidated financial statements). As of both March 31, 2022 and September 30, 2021, we had no borrowings outstanding under the Adviser Revolver.

Debt Securitizations

2022 Debt Securitization - On January 25, 2022, we completed the 2022 Debt Securitization. The Class A Senior Secured Floating Rate Notes are included in the March 31, 2022 Consolidated Statement of Financial Condition as our debt and the Subordinated Notes were eliminated in consolidation. As of March 31, 2022, we had outstanding debt under the 2022 Debt Securitization of $252.0 million.

2021 Debt Securitization - On March 11, 2021, we completed the 2021 Debt Securitization. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the March 31, 2022 Consolidated Statement of Financial Condition as our debt and the Class D and Subordinated 2021 Notes were eliminated in consolidation. As of both March 31, 2022 and September 30, 2021, we had outstanding debt under the 2021 Debt Securitization of $298.0 million.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio of 0.85x. As of March 31, 2022, our asset coverage for borrowed amounts was 213.0%.

As of March 31, 2022, we had outstanding commitments to fund investments totaling $390.2 million, including $21.2 million of commitments on undrawn revolvers. As of September 30, 2021, we had outstanding commitments to fund investments totaling $180.4 million, including $17.4 million of commitments on undrawn revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2022 and September 30, 2021 respectively, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of March 31, 2022 is included in Note 8 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2022. As of March 31, 2022, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our DB Credit Facility and Adviser Revolver, ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of March 31, 2022 and September 30, 2021. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2022 and September 30, 2021, we had investments in 242 and 214 portfolio companies, respectively, with a total fair value of $2,037.2 million and $1,438.6 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2022 and December 31, 2021 and the six months ended March 31, 2022 and March 31, 2021:

	Three months ended				Six months ended
	March 31, 2022		December 31, 2021		March 31, 2022		March 31, 2021
	(In Thousands)	Percentage	(In Thousands)	Percentage	(In Thousands)	Percentage	(In Thousands)	Percentage
Senior secured	$11,216	6.5%	$30,373	3.9%	$41,589	4.4%	$39,211	13.4%
One stop	154,314	89.1	694,916	89.1	849,230	89.1	248,872	85.4
Second lien	—	—	274	0.0 *	274	0.0 *	1,356	0.5
Subordinated debt	—	—	996	0.1	996	0.1	—	—
Equity	7,578	4.4	53,346	6.9	60,924	6.4	2,105	0.7
Total new investment commitments	$173,108	100.0%	$779,905	100.0%	$953,013	100.0%	$291,544	100.0%

* Represents an amount less than 0.1%
For the six months ended March 31, 2022 and 2021, we had approximately $146.6 million and $118.9 million, respectively, in proceeds from principal payments and sales of equity investments in portfolio companies.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2022			As of September 30, 2021 (2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$255,115	$252,242	$252,466	$260,043	$257,252	$257,585
Non-accrual(3)	2,470	2,450	1,603	—	—	—
One stop:
Performing	1,666,699	1,645,915	1,659,746	1,137,277	1,122,954	1,130,203
Non-accrual(3)	—	—	—	—	—	—
Second lien:
Performing	11,765	11,580	11,418	11,429	11,223	11,121
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	5,865	5,675	5,865	2	1	2
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	90,231	106,124	N/A	30,107	39,732
Total	$1,941,914	$2,008,093	$2,037,222	$1,408,751	$1,421,537	$1,438,643

(1)As of March 31, 2022, $110.5 million and $108.5 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(2)As of September 30, 2021, $98.1 million and $96.2 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “Critical Accounting Policies — Revenue Recognition.”

As of March 31, 2022, we had loans in one portfolio company investment on non-accrual status. As of September 30, 2021, we had no loans on non-accrual status. As of March 31, 2022 and September 30, 2021, the fair value of our debt investments as a percentage of the outstanding principal value was 99.4% and 99.3%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated for the three months ended March 31, 2022 and December 31, 2021 and the six months ended March 31, 2022 and March 31, 2021:

	Three months ended		Six months ended
	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
Weighted average rate of new investment fundings	6.8%	6.5%	6.5%	6.9%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.9%	5.7%	5.7%	5.8%
Weighted average fees of new investment fundings	1.0%	1.1%	1.0%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	6.4%	6.8%	6.6%	6.6%

As of March 31, 2022, 98.6% and 98.7%, respectively, of our debt portfolio at amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loan. As of September 30, 2021, 89.3% and 89.4%, respectively, of our debt portfolio at amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2022 and September 30, 2021, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $49.7 million and $45.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2022 and September 30, 2021:

	As of March 31, 2022		As of September 30, 2021
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$65,038	3.2%	$81,941	5.7%
4	1,924,751	94.5	1,321,794	91.9
3	47,411	2.3	34,864	2.4
2	22	0.0 *	44	0.0 *
1	—	—	—	—
Total	$2,037,222	100.0%	$1,438,643	100.0%

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
•GC Advisors serves as collateral manager to the 2022 Issuer under the 2022 Collateral Management Agreement. Fees payable to GC Advisors for providing these services offset against the base management fee payable by us under the Investment Advisory Agreement.
•As of March 31, 2022, GCOP LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $23.0 million. As of March 31, 2022, we have issued 1,535,029.020 shares of our common stock to GCOP LLC in exchange for aggregate capital contributions totaling $23.0 million. We have also issued 186,848.951 shares to GCOP LLC through the DRIP.
•As of March 31, 2022, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by GC Advisors, had an aggregate commitment to us of $27.5 million. As of March 31, 2022, we have issued 1,834,523.315 shares of our common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27.5 million.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2022 and 2021. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of March 31, 2022 and September 30, 2021, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of March 31, 2022, the total fair value of our non-accrual loans was $1.6 million. As of September 30, 2021, there were no non-accrual loans.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and six months ended March 31, 2022 and 2021, we did not incur any U.S federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2022 and September 30, 2021, the weighted average floor on the loans subject to floating interest rates was 0.82% and 0.86%, respectively. The SB Revolver has a floating interest rate provision based on SOFR + 1.70%, the DB Credit Facility has a floating interest rate provision equal to the applicable base rate + 2.00%, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate and the Class A, B, and C-1 2021 Notes issued in connection with the 2021 Debt Securitization have floating rate interest provisions based on three-month LIBOR that resets quarterly. In addition, the Class A Senior Secured Notes issued in connection with the 2022 Debt Securitization have floating rate interest provisions based on three-month Term SOFR. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of March 31, 2022 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(313)	$(2,433)	$2,120
Up 50 basis points	9,976	4,866	5,110
Up 100 basis points	19,299	9,732	9,567
Up 150 basis points	28,683	14,598	14,085
Up 200 basis points	38,084	19,464	18,620

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2022, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SB Revolver, the DB Credit Facility, the Adviser Revolver, the 2021 Debt Securitization, 2022 Debt Securitization or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of March 31, 2022 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

You should carefully consider the risk factors set forth below and those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2021, together with all of the other information included in this report. The risks set out below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of these events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you could lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Political uncertainty could adversely affect our business.

U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, risks related to the elections in the U.S., the large-scale invasion of Ukraine by Russia that began in February 2022, or the effect of the COVID-19 pandemic on world leaders and governments of the COVID-19 pandemic. These heightened risks could also include: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze);

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

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Sixth Amendment to Revolving Credit and Security Agreement, dated as of March 3, 2022, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC, as borrowers, and Signature Bank, as administrative agent and a lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on March 8, 2022).
10.2	Fifth Amendment to Revolving Credit and Security Agreement, dated as of February 4, 2022, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC, as borrowers, and Signature Bank, as administrative agent and a lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on February 10, 2022).
10.3	Note Purchase Agreement, dated as of January 25, 2022, by and between Golub Capital BDC 3 ABS 2022-1 LLC and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.4	Indenture, dated as of January 25, 2022, by and between Golub Capital BDC 3 ABS 2022-1 LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.5	Collateral Management Agreement, dated as of January 25, 2022, by and between Golub Capital BDC 3 ABS 2022-1 LLC, as Issuer and GC Advisors LLC, as Collateral Manager (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.6	Master Loan Sale Agreement, dated as of January 25, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, GC Advisors LLC, as the Closing Date Seller, Golub Capital BDC 3 ABS 2022-1 LLC, as the Buyer, and Golub Capital 3 Holdings LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.7	Master Loan Sale Agreement, dated as of January 25, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, Golub Capital BDC 3 ABS 2022-1 Depositor LLC, as the Intermediate Seller, Golub Capital BDC 3 ABS 2022-1 LLC, as the Buyer, and GBDC 3 Funding LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: May 13, 2022	By:	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)