Form 10-Q
period 2022-06-30
Golub Capital BDC 3, Inc.
filed 2022-08-11
CIK 1715268

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 11, 2022, the Registrant had 82,631,830.704 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (unaudited)
(In thousands, except share and per share data)

	June 30, 2022	September 30, 2021
	(unaudited)
Assets
Investments at fair value (amortized cost of $2,260,325 and $1,421,537, respectively)	$2,259,798	$1,438,643
Cash and cash equivalents	12,546	51,954
Foreign currencies (cost of $5,944 and $1,242, respectively)	5,936	1,352
Restricted cash and cash equivalents	66,621	35,451
Restricted foreign currencies (cost of $861 and $1,286 respectively)	836	1,222
Cash collateral held at broker for forward currency contracts	—	1,450
Unrealized appreciation on forward currency contracts	8,502	313
Interest receivable	8,497	4,772
Capital call receivable	633	154
Other assets	139	—
Total Assets	$2,363,508	$1,535,311
Liabilities
Debt	$1,103,735	$700,439
Less unamortized debt issuance costs	4,099	2,699
Debt less unamortized debt issuance costs	1,099,636	697,740
Interest payable	7,792	2,312
Distributions payable	13,743	11,897
Management and incentive fees payable	9,314	7,742
Payable for investments purchased	4,977	—
Accounts payable and accrued expenses	1,388	1,155
Accrued trustee fees	65	—
Total Liabilities	1,136,915	720,846
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2022 and September 30, 2021	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 82,417,164.611 and 54,297,683.237 shares issued and outstanding as of June 30, 2022 and September 30, 2021, respectively	82	54
Paid in capital in excess of par	1,233,004	811,240
Distributable earnings (losses)	(6,493)	3,171
Total Net Assets	1,226,593	814,465
Total Liabilities and Total Net Assets	$2,363,508	$1,535,311
Number of common shares outstanding	82,417,164.611	54,297,683.237
Net asset value per common share	$14.88	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Investment income
Interest income	$37,907	$20,046	$101,519	$56,494
Dividend income	12	16	67	65
Fee income	498	337	1,356	936
Total investment income	38,417	20,399	102,942	57,495
Expenses
Interest and other debt financing expenses	8,865	3,463	20,506	9,246
Base management fee	7,467	3,793	20,075	10,658
Incentive fee	(1,642)	3,055	6,981	8,589
Professional fees	371	233	924	774
Administrative service fee	741	483	1,676	1,219
General and administrative expenses	85	128	266	266
Total expenses	15,887	11,155	50,428	30,752
Base management fee waived (Note 4)	(2,035)	(1,034)	(5,474)	(2,906)
Incentive fee waived (Note 4)	1,107	(317)	(427)	(1,087)
Net expenses	14,959	9,804	44,527	26,759
Net investment income	23,458	10,595	58,415	30,736
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	204	448	2,075	1,012
Foreign currency transactions	(134)	(175)	82	(263)
Net realized gain (loss) on investment transactions	70	273	2,157	749
Net change in unrealized appreciation (depreciation) from:
Investments	(29,656)	4,454	(17,633)	20,144
Forward currency contracts	7,188	(98)	8,189	(535)
Translation of assets and liabilities in foreign currencies	3,019	120	3,825	37
Net change in unrealized appreciation (depreciation) on investment transactions	(19,449)	4,476	(5,619)	19,646
Net gain (loss) on investment transactions	(19,379)	4,749	(3,462)	20,395
Net increase in net assets resulting from operations	$4,079	$15,344	$54,953	$51,131
Per Common Share Data
Basic and diluted earnings per common share (Note 11)	$0.05	$0.37	$0.78	$1.34
Basic and diluted weighted average common shares outstanding (Note 11)	77,136,908	40,825,943	70,436,015	37,994,559

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2020	35,388,849.466	$35	$529,938	$(356)	$529,617
Issuance of common stock	7,631,077.912	8	114,459	—	114,467
Repurchase of common stock	(2,810.818)	—	(42)	—	(42)
Net increase in net assets resulting from operations:
Net investment income	—	—	—	30,736	30,736
Net realized gain (loss) on investment transactions	—	—	—	749	749
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	19,646	19,646
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	998,820.868	1	14,966	—	14,967
Distributions from distributable earnings	—	—	—	(34,557)	(34,557)
Distributions declared and payable	—	—	—	(15,344)	(15,344)
Total increase (decrease) for the nine months ended June 30, 2021	8,627,087.962	9	129,383	1,230	130,622
Balance at June 30, 2021	44,015,937.428	$44	$659,321	$874	$660,239
Balance at March 31, 2021	39,578,474.129	$40	$592,763	$874	$593,677
Issuance of common stock	3,989,957.800	4	59,846	—	59,850
Repurchase of common stock	(2,206.491)	—	(33)	—	(33)
Net increase in net assets resulting from operations:
Net investment income	—	—	—	10,595	10,595
Net realized gain (loss) on investment transactions	—	—	—	273	273
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	4,476	4,476
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	449,711.990	—	6,745	—	6,745
Distributions declared and payable	—	—	—	(15,344)	(15,344)
Total increase (decrease) for the three months ended June 30, 2021	4,437,463.299	4	66,558	—	66,562
Balance at June 30, 2021	44,015,937.428	$44	$659,321	$874	$660,239
Balance at September 30, 2021	54,297,683.237	$54	$811,240	$3,171	$814,465
Issuance of common stock	26,726,540.721	27	400,871	—	400,898
Net increase in net assets resulting from operations:
Net investment income	—	—	—	58,415	58,415
Net realized gain (loss) on investment transactions	—	—	—	2,157	2,157
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(5,619)	(5,619)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,392,940.653	1	20,893	—	20,894
Distributions from distributable earnings	—	—	—	(50,874)	(50,874)
Distributions declared and payable	—	—	—	(13,743)	(13,743)
Total increase (decrease) for nine months ended June 30, 2022	28,119,481.374	28	421,764	(9,664)	412,128
Balance at June 30, 2022	82,417,164.611	$82	$1,233,004	$(6,493)	$1,226,593
Balance at March 31, 2022	74,381,269.556	$74	$1,112,473	$3,171	$1,115,718
Issuance of common stock	7,744,450.421	8	116,159	—	116,167
Net increase in net assets resulting from operations:
Net investment income	—	—	—	23,458	23,458
Net realized gain (loss) on investment transactions	—	—	—	70	70
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(19,449)	(19,449)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	291,444.634	—	4,372	—	4,372
Distributions declared and payable	—	—	—	(13,743)	(13,743)
Total increase (decrease) for the three months ended June 30, 2022	8,035,895.055	8	120,531	(9,664)	110,875
Balance at June 30, 2022	82,417,164.611	$82	$1,233,004	$(6,493)	$1,226,593

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2022	2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$54,953	$51,131
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	2,392	1,435
Accretion of discounts and amortization of premiums	(5,726)	(3,907)
Net realized (gain) loss on investments	(2,075)	(1,012)
Net realized (gain) loss on foreign currency transactions	(82)	263
Net change in unrealized (appreciation) depreciation on investments	17,633	(20,144)
Net change in unrealized (appreciation) depreciation on forward currency contracts	(8,189)	535
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(3,825)	(37)
Proceeds from (fundings of) revolving loans, net	(1,609)	1,042
Fundings of investments	(1,013,267)	(460,985)
Proceeds from principal payments and sales of portfolio investments	188,189	196,383
PIK interest	(4,300)	(1,853)
Changes in operating assets and liabilities:
Cash collateral held at broker for forward currency contracts	1,450	(1,000)
Interest receivable	(3,725)	(899)
Receivable from investments sold	—	64
Other assets	(139)	46
Interest payable	5,480	1,576
Management and incentive fees payable	1,572	2,717
Payable for investments purchased	4,977	—
Accounts payable and accrued expenses	233	373
Accrued trustee fees	65	—
Net cash provided by (used in) operating activities	(765,993)	(234,272)
Cash flows from financing activities
Borrowings on debt	1,124,259	636,432
Repayments of debt	(717,113)	(479,290)
Proceeds from other short-term borrowings	208,838	—
Repayments on other short-term borrowings	(208,470)	—
Capitalized debt issuance costs	(3,792)	(3,466)
Proceeds from issuance of common shares	400,419	114,295
Repurchase of shares	—	(42)
Distributions paid	(41,877)	(19,590)
Net cash provided by (used in) financing activities	762,264	248,339
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	(3,729)	14,067
Effect of foreign currency exchange rates	(311)	(154)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	89,979	24,513
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$85,939	$38,426
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,634	$6,235
Distributions declared during the period	64,617	49,901
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$479	$172
Stock issued in connection with dividend reinvestment plan	20,894	14,967
Change in distributions payable	1,846	15,344

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of June 30,
	2022	2021
Cash and cash equivalents	$12,546	$16,309
Foreign currencies (cost of $5,944 and $597, respectively)	5,936	598
Restricted cash and cash equivalents	66,621	20,342
Restricted foreign currencies (cost of $861 and $1,214, respectively)	836	1,177
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$85,939	$38,426
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Airlines
Aurora Lux Finco S.A.R.L.#(8)(13)	One stop	L + 6.00%	(a)	7.63%	12/2026	$7,662	$7,540	0.6%	$7,279
Auto Components
COP CollisionRight Holdings, Inc.#	One stop	SF + 5.00%	(l)(m)	6.17%	04/2028	6,403	6,307	0.5	6,347
COP CollisionRight Holdings, Inc.	One stop	SF + 5.00%	(m)	7.11%	04/2028	27	26	—	26
COP CollisionRight Holdings, Inc.(5)	One stop	SF + 5.00%		N/A(6)	04/2028	—	(35)	—	(35)
Covercraft Parent III, Inc.#	Senior loan	L + 4.50%	(b)	5.50%	08/2027	2,082	2,064	0.2	2,082
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(b)	6.75%	08/2027	422	413	—	422
Covercraft Parent III, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	08/2027	—	(1)	—	—
North Haven Falcon Buyer, LLC#	One stop	L + 6.00%	(c)	8.01%	05/2027	2,370	2,350	0.2	2,346
North Haven Falcon Buyer, LLC	One stop	L + 6.00%	(c)	8.17%	05/2027	397	391	—	389
						11,701	11,515	0.9	11,577
Automobiles
CG Group Holdings, LLC#~	One stop	L + 7.25%	(b)	7.50% cash/2.00% PIK	07/2027	13,491	13,377	1.0	12,815
CG Group Holdings, LLC	One stop	L + 7.25%	(a)	6.92% cash/2.00% PIK	07/2026	337	332	—	320
Cobblestone Intermediate Holdco, LLC#	One stop	L + 5.50%	(a)	7.17%	01/2026	4,408	4,370	0.4	4,408
Cobblestone Intermediate Holdco, LLC	One stop	L + 5.50%	(a)	7.11%	01/2026	3,023	2,993	0.2	3,023
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	7.17%	12/2027	2,986	2,959	0.2	2,926
Denali Midco 2, LLC~	One stop	L + 5.50%	(a)	7.17%	12/2027	2,686	2,661	0.2	2,633
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	7.17%	12/2027	1,504	1,490	0.1	1,474
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	7.17%	12/2027	1,203	1,192	0.1	1,179
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	7.17%	12/2027	1,203	1,192	0.1	1,179
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	7.17%	12/2027	993	984	0.1	973
Denali Midco 2, LLC	One stop	L + 5.50%	(a)	7.17%	12/2027	274	269	—	264
Denali Midco 2, LLC(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(134)	—	(294)
JHCC Holdings LLC	One stop	L + 5.75%	(b)(d)	8.47%	09/2025	5,003	4,972	0.4	4,853
JHCC Holdings LLC~	One stop	L + 5.75%	(b)	8.00%	09/2025	2,951	2,933	0.2	2,863
JHCC Holdings LLC#	One stop	P + 4.75%	(d)	9.50%	09/2025	254	252	—	246
JHCC Holdings LLC	One stop	L + 5.75%	(b)(d)	8.38%	09/2025	34	33	—	31
JHCC Holdings LLC(5)	One stop	L + 5.75%		N/A(6)	09/2025	—	(13)	—	—
MOP GM Holding, LLC~+	One stop	L + 5.75%	(c)	6.76%	11/2026	9,618	9,530	0.8	9,522
MOP GM Holding, LLC#	One stop	SF + 5.75%	(n)	7.62%	11/2026	1,349	1,333	0.1	1,336
MOP GM Holding, LLC~	One stop	L + 5.75%	(c)	7.09%	11/2026	1,065	1,057	0.1	1,055
MOP GM Holding, LLC+	One stop	L + 5.75%	(c)	6.95%	11/2026	1,034	1,025	0.1	1,024
MOP GM Holding, LLC+	One stop	SF + 5.75%	(n)	8.58%	11/2026	766	759	0.1	759
MOP GM Holding, LLC	One stop	L + 5.75%	(c)	6.75%	11/2026	637	631	0.1	630
MOP GM Holding, LLC	One stop	SF + 5.75%	(n)	7.62%	11/2026	587	577	—	581
MOP GM Holding, LLC	One stop	L + 5.75%	(c)	6.75%	11/2026	214	212	—	211
MOP GM Holding, LLC	One stop	SF + 5.75%	(n)	7.94%	11/2026	186	184	—	184
MOP GM Holding, LLC	One stop	L + 5.75%	(c)	6.75%	11/2026	60	59	—	59
MOP GM Holding, LLC	One stop	SF + 5.75%	(n)	8.51%	11/2026	31	31	—	31
MOP GM Holding, LLC	One stop	L + 5.75%	(c)	7.77%	11/2026	26	24	—	24
MOP GM Holding, LLC(5)	One stop	SF + 5.75%		N/A(6)	11/2026	—	(16)	—	(13)
National Express Wash Parent JV, LLC#	One stop	SF + 5.50%	(m)(n)	6.29%	02/2028	1,720	1,705	0.1	1,720
National Express Wash Parent JV, LLC(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(1)	—	—
National Express Wash Parent JV, LLC(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(62)	—	—
POY Holdings, LLC#	One stop	L + 5.50%	(b)	7.75%	11/2027	18,326	17,997	1.5	18,326
POY Holdings, LLC	One stop	L + 5.50%	(b)	7.75%	11/2027	36	32	—	36
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
POY Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	$—	$(22)	—%	$—
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.00%	(b)	7.24%	10/2024	2,008	2,001	0.2	2,008
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.00%	(b)	7.24%	10/2024	1,647	1,637	0.1	1,647
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.00%	(b)	7.24%	10/2024	801	796	0.1	801
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.00%	(b)	7.24%	10/2024	700	696	0.1	700
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.00%	(b)	7.24%	10/2024	468	465	0.1	468
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.00%	(b)	7.24%	10/2024	381	379	—	381
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.00%	(b)	7.31%	10/2024	337	315	—	337
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.00%	(a)(b)	7.63%	10/2024	142	123	—	142
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.00%	(b)	7.35%	10/2024	60	60	—	60
TWAS Holdings, LLC#~	One stop	SF + 6.00%	(l)	7.63%	12/2026	12,141	12,027	1.0	12,141
TWAS Holdings, LLC	One stop	SF + 6.00%	(l)	7.63%	12/2026	7,869	7,798	0.7	7,869
TWAS Holdings, LLC#	One stop	SF + 6.00%	(l)	7.63%	12/2026	7,326	7,260	0.6	7,326
TWAS Holdings, LLC	One stop	SF + 6.00%	(l)	7.63%	12/2026	4,997	4,953	0.4	4,997
TWAS Holdings, LLC	One stop	SF + 6.00%	(l)	7.63%	12/2026	3,151	3,122	0.3	3,151
TWAS Holdings, LLC(5)	One stop	SF + 6.00%		N/A(6)	12/2026	—	(3)	—	—
						118,033	116,546	9.5	116,406
Beverages
Fintech Midco, LLC#	One stop	L + 5.25%	(b)	6.49%	08/2024	4,775	4,753	0.4	4,727
Fintech Midco, LLC#	One stop	L + 5.25%	(b)	6.49%	08/2024	3,192	3,169	0.3	3,160
Fintech Midco, LLC	One stop	L + 5.25%	(b)	6.49%	08/2024	430	428	—	426
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	—	—	(1)
Watermill Express, LLC#	One stop	L + 5.50%	(b)	7.75%	04/2027	887	880	0.1	878
Watermill Express, LLC	One stop	L + 5.50%	(a)	7.17%	04/2027	1	1	—	1
Watermill Express, LLC(5)	One stop	L + 5.50%		N/A(6)	04/2027	—	—	—	(1)
Winebow Holdings, Inc.#~	One stop	L + 6.25%	(a)	7.92%	07/2025	3,061	3,027	0.2	3,061
						12,346	12,258	1.0	12,251
Building Products
BECO Holding Company, Inc.#~	One stop	L + 5.50%	(b)	7.75%	11/2028	32,755	32,459	2.6	32,101
BECO Holding Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(4)	—	(8)
BECO Holding Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(76)	—	(169)
						32,755	32,379	2.6	31,924
Chemicals
Inhance Technologies Holdings LLC#	One stop	L + 5.25%	(b)	6.25%	07/2024	3,602	3,574	0.3	3,566
Inhance Technologies Holdings LLC#	One stop	L + 5.25%	(b)	6.25%	07/2024	2,441	2,431	0.2	2,417
Inhance Technologies Holdings LLC#	One stop	L + 5.25%	(b)	6.25%	07/2024	738	736	0.1	731
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(b)	6.25%	07/2024	23	22	—	21
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E + 6.25%	(f)	6.25%	09/2028	14,283	15,537	1.1	13,854
PHM NL SP Bidco B.V.(8)(14)	One stop	L + 6.25%	(c)	6.75%	09/2028	5,922	5,830	0.5	5,745
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	SN + 6.25%	(j)	7.44%	09/2028	3,148	3,404	0.2	3,054
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E + 6.25%	(f)	6.31%	09/2028	1510	1595	0.1	1454
						31,667	33,129	2.5	30,842

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC#~	One stop	L + 5.50%	(b)	7.75%	10/2028	$6,638	$6,551	0.5%	$6,638
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(3)	—	—
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(10)	—	—
EGD Security Systems, LLC #~	One stop	L + 5.75%	(b)	8.00%	12/2028	14,626	14,491	1.2	14,479
EGD Security Systems, LLC	One stop	L + 5.75%	(b)	7.44%	12/2028	4,147	4,109	0.3	4,106
EGD Security Systems, LLC	One stop	L + 5.75%	(a)(b)	7.30%	12/2027	360	355	—	355
EGD Security Systems, LLC (5)	One stop	L + 5.75%		N/A(6)	12/2028	—	(44)	—	(47)
North Haven Stack Buyer, LLC#~	One stop	L + 5.50%	(a)	7.17%	07/2027	3,781	3,749	0.3	3,743
North Haven Stack Buyer, LLC	One stop	L + 5.50%	(a)	6.98%	07/2027	1,029	1,005	0.1	1,000
North Haven Stack Buyer, LLC	One stop	L + 5.50%	(a)	7.17%	07/2027	38	36	—	36
OVG Business Services, LLC#	One stop	L + 6.25%	(a)	7.25%	11/2028	766	751	0.1	728
OVG Business Services, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2026	—	—	—	(2)
Profile Products LLC#	One stop	L + 5.25%	(b)	6.66%	11/2027	2,258	2,218	0.2	2,258
Profile Products LLC#(8)	One stop	L + 5.25%	(b)	6.66%	11/2027	585	575	0.1	585
Profile Products LLC	One stop	P + 4.25%	(d)	9.00%	11/2027	16	16	—	16
Profile Products LLC(5)	One stop	L + 5.25%		N/A(6)	11/2027	—	(6)	—	—
Profile Products LLC(5)	One stop	L + 5.25%		N/A(6)	11/2027	—	(1)	—	—
PT Intermediate Holdings III, LLC#~	One stop	L + 5.50%	(b)	7.75%	11/2028	24,493	24,051	2.0	24,003
PT Intermediate Holdings III, LLC	One stop	L + 5.50%	(b)	7.75%	11/2028	15,587	15,382	1.2	15,276
Radwell Parent, LLC#	One stop	SF + 5.75%	(m)	7.90%	03/2029	11,099	10,925	0.9	10,932
Radwell Parent, LLC(5)	One stop	SF + 5.75%		N/A(6)	03/2028	—	(4)	—	(4)
Radwell Parent, LLC(5)	One stop	SF + 5.75%		N/A(6)	03/2029	—	(56)	—	(54)
Trinity Air Consultants Holdings Corporation	One stop	L + 5.25%	(c)	6.85%	06/2027	462	455	—	445
Trinity Air Consultants Holdings Corporation#	One stop	L + 5.25%	(c)	7.08%	06/2027	174	171	—	170
Trinity Air Consultants Holdings Corporation	One stop	L + 5.25%		N/A(6)	06/2027	—	—	—	—
						86,059	84,716	6.9	84,663
Communications Equipment
Lightning Finco Limited(8)(10)	One stop	L + 5.75%	(b)	7.35%	09/2028	4,453	4,374	0.4	4,453
Lightning Finco Limited(8)(9)(10)	One stop	E + 5.75%	(e)	6.50%	09/2028	479	533	—	479
						4,932	4,907	0.4	4,932
Containers and Packaging
AmerCareRoyal LLC#	Senior loan	L + 6.50%	(a)	6.67% cash/1.50% PIK	11/2025	2,679	2,646	0.2	2,625
AmerCareRoyal LLC#	Senior loan	L + 6.50%	(a)	6.67% cash/1.50% PIK	11/2025	568	561	0.1	557
AmerCareRoyal LLC	Senior loan	L + 6.50%	(a)	6.67% cash/1.50% PIK	11/2025	556	548	—	545
AmerCareRoyal LLC#(8)	Senior loan	L + 6.50%	(a)	6.67% cash/1.50% PIK	11/2025	497	491	—	487
Chase Intermediate#~	One stop	L + 5.50%	(b)(c)	6.72%	10/2028	35,741	35,434	2.9	35,384
Chase Intermediate(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(3)	—	(4)
Chase Intermediate(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(34)	—	(35)
Fortis Solutions Group LLC#~	One stop	L + 5.50%	(b)	7.65%	10/2028	14,332	14,102	1.2	14,224
Fortis Solutions Group LLC	One stop	L + 5.50%	(b)	7.73%	10/2027	20	15	—	18
Fortis Solutions Group LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(44)	—	(11)
Fortis Solutions Group LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(22)	—	(22)
						54,393	53,694	4.4	53,768
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Distributors
WSC Holdings Midco LLC#	Senior loan	SF + 4.50%	(m)	5.50%	07/2027	$1,277	$1,263	0.1%	$1,255
WSC Holdings Midco LLC	Senior loan	SF + 4.50%	(l)(m)	5.69%	07/2027	773	767	0.1	760
WSC Holdings Midco LLC#	Senior loan	SF + 4.50%	(m)	5.52%	07/2027	543	537	—	534
WSC Holdings Midco LLC(5)	Senior loan	SF + 4.50%		N/A(6)	07/2027	—	(1)	—	(1)
WSC Holdings Midco LLC(5)	Senior loan	SF + 4.50%		N/A(6)	07/2027	—	(5)	—	(5)
						2,593	2,561	0.2	2,543
Diversified Consumer Services
Certus Pest, Inc.~	One stop	SF + 5.75%	(n)	8.58%	02/2026	624	612	0.1	618
Certus Pest, Inc.~	One stop	SF + 5.75%	(n)	8.58%	02/2026	598	580	0.1	593
Certus Pest, Inc.	One stop	SF + 5.75%	(n)	7.69%	02/2026	432	432	—	427
Certus Pest, Inc.~	One stop	SF + 5.75%	(n)	7.08%	02/2026	423	419	—	419
Certus Pest, Inc.~	One stop	SF + 5.75%	(n)	8.58%	02/2026	296	290	—	293
Certus Pest, Inc.~	One stop	SF + 5.75%	(n)	8.58%	02/2026	261	247	—	258
Certus Pest, Inc.	One stop	SF + 5.75%	(n)	7.00%	02/2026	254	252	—	252
Certus Pest, Inc.~	One stop	SF + 5.75%	(n)	7.07%	02/2026	150	147	—	149
Certus Pest, Inc.	One stop	SF + 5.75%	(n)	8.58%	02/2026	94	88	—	93
Certus Pest, Inc.	One stop	SF + 5.75%	(n)	8.58%	02/2026	51	40	—	51
Certus Pest, Inc.	One stop	SF + 5.75%	(n)	7.07%	02/2026	21	19	—	21
Certus Pest, Inc.(5)	One stop	SF + 5.75%		N/A(6)	02/2026	—	—	—	(1)
Certus Pest, Inc.(5)	One stop	SF + 5.75%		N/A(6)	02/2026	—	(1)	—	—
Certus Pest, Inc.(5)	One stop	SF + 5.75%		N/A(6)	02/2026	—	(6)	—	(19)
CHHJ Midco, LLC#	Senior loan	L + 5.00%	(b)	7.25%	01/2026	1,088	1,081	0.1	1,088
CHHJ Midco, LLC	Senior loan	L + 5.00%		N/A(6)	01/2026	—	—	—	—
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	5.50%	07/2027	981	968	0.1	971
COP Hometown Acquisitions, Inc.#	Senior loan	L + 4.50%	(c)	5.50%	07/2027	739	732	0.1	731
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	5.50%	07/2027	720	710	0.1	713
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)(c)	5.50%	07/2027	472	466	—	467
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.75%	(b)	6.19%	07/2027	463	453	—	463
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)(c)	5.51%	07/2027	333	329	—	330
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%		N/A(6)	07/2027	—	—	—	—
EMS LINQ, LLC#+	One stop	L + 6.25%	(a)	7.92%	12/2027	4,244	4,206	0.3	4,202
EMS LINQ, LLC(5)	One stop	L + 6.25%		N/A(6)	12/2027	—	(1)	—	(1)
EWC Growth Partners LLC	One stop	L + 7.50%	(b)	7.75% cash/2.00% PIK	03/2026	905	897	0.1	896
EWC Growth Partners LLC#	One stop	L + 7.50%	(b)	7.75% cash/2.00% PIK	03/2026	63	62	—	61
EWC Growth Partners LLC	One stop	L + 7.50%	(b)	7.75% cash/2.00% PIK	03/2026	19	19	—	18
Flores & Associates, LLC~	One stop	L + 5.25%	(c)	8.13%	04/2027	1,479	1,464	0.1	1,479
Flores & Associates, LLC#	One stop	L + 5.25%	(c)	8.13%	04/2027	632	625	0.1	632
Flores & Associates, LLC	One stop	L + 5.25%	(c)	8.13%	04/2027	330	326	—	330
Flores & Associates, LLC	One stop	L + 5.25%	(c)	8.13%	04/2027	304	301	—	304
Flores & Associates, LLC	One stop	L + 5.25%	(c)	8.12%	04/2027	5	4	—	5
FPG Intermediate Holdco, LLC#	One stop	L + 6.00%	(a)	7.67%	03/2027	7,291	7,178	0.6	7,291
FPG Intermediate Holdco, LLC	One stop	L + 6.00%	(a)	7.61%	03/2027	4,240	4,071	0.3	4,240
FPG Intermediate Holdco, LLC	One stop	L + 6.00%	(a)(b) (d)	7.92%	03/2027	56	55	—	56
FSS Buyer LLC#	One stop	L + 5.75%	(a)	7.42%	08/2028	2,339	2,297	0.2	2,292
FSS Buyer LLC(5)	One stop	L + 5.75%		N/A(6)	08/2027	—	(1)	—	(1)
HS Spa Holdings, Inc.#	One stop	SF + 5.75%	(n)	7.56%	06/2029	4,015	3,935	0.3	3,935
HS Spa Holdings, Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2028	—	(2)	—	(2)
Learn-it Systems, LLC#	Senior loan	L + 4.75%	(b)	6.32%	03/2025	746	739	0.1	716
Learn-it Systems, LLC	Senior loan	L + 4.75%	(b)	7.00%	03/2025	565	561	—	543
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Learn-it Systems, LLC	Senior loan	L + 4.75%	(b)	6.58%	03/2025	$208	$205	—%	$200
Learn-it Systems, LLC	Senior loan	L + 4.75%	(b)	7.00%	03/2025	21	21	—	20
Liminex, Inc.+	One stop	SF + 7.25%	(m)	9.45%	11/2026	19,521	19,363	1.6	19,911
Liminex, Inc.#	One stop	SF + 7.25%	(m)	9.45%	11/2026	10,188	10,114	0.8	10,392
Liminex, Inc.#	One stop	SF + 6.25%	(m)	8.45%	11/2026	3,516	3,482	0.3	3,450
Liminex, Inc.(5)	One stop	SF + 7.25%		N/A(6)	11/2026	—	(1)	—	—
Litera Bidco LLC#	One stop	L + 6.00%	(a)	7.67%	05/2026	1,326	1,312	0.1	1,326
Litera Bidco LLC#	One stop	L + 5.75%	(a)	7.42%	05/2026	610	605	—	605
Litera Bidco LLC	One stop	L + 5.75%	(a)	7.42%	05/2026	273	271	—	271
Litera Bidco LLC	One stop	L + 5.75%	(a)	7.42%	05/2026	273	273	—	271
Litera Bidco LLC	One stop	L + 6.00%	(a)(b)	8.08%	05/2026	120	119	—	120
Litera Bidco LLC	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
Mario Purchaser, LLC#	One stop	SF + 5.75%	(l)	7.38%	04/2029	3,962	3,885	0.4	3,883
Mario Purchaser, LLC	One stop	SF + 10.75%	(l)	11.63% PIK	04/2029	1,637	1,590	0.1	1,588
Mario Purchaser, LLC(5)	One stop	SF + 5.75%		N/A(6)	04/2028	—	(1)	—	(1)
Mario Purchaser, LLC(5)	One stop	SF + 5.75%		N/A(6)	04/2029	—	(48)	—	(49)
Mathnasium, LLC#	One stop	L + 5.00%	(c)	5.75%	11/2027	4,208	4,170	0.4	4,123
Mathnasium, LLC	One stop	L + 5.00%	(c)	5.75%	11/2027	13	12	—	11
NSG Buyer, Inc. #	One stop	P + 5.00%	(d)	9.75%	06/2029	9,793	9,695	0.8	9,695
NSG Buyer, Inc.	One stop	P + 5.00%	(d)	9.75%	06/2028	12	11	—	11
NSG Buyer, Inc. (5)	One stop	SF + 6.00%		N/A(6)	06/2029	—	(25)	—	(25)
Provenance Buyer LLC#	One stop	L + 5.00%	(a)	6.67%	06/2027	4,333	4,289	0.4	4,289
Provenance Buyer LLC#~	One stop	L + 5.00%	(a)	6.67%	06/2027	2,955	2,906	0.3	2,926
Provenance Buyer LLC(5)	One stop	L + 5.00%		N/A(6)	06/2027	—	(2)	—	(1)
Provenance Buyer LLC(5)	One stop	L + 5.00%		N/A(6)	06/2027	—	(36)	—	(44)
RW AM Holdco LLC#	One stop	SF + 5.25%	(m)	7.45%	04/2028	9,178	9,089	0.8	9,086
RW AM Holdco LLC(5)	One stop	SF + 5.25%		N/A(6)	04/2028	—	(1)	—	(2)
						107,380	105,892	8.7	106,969
Diversified Financial Services
AxiomSL Group, Inc.#	One stop	L + 6.00%	(a)	7.67%	12/2027	1,251	1,230	0.1	1,239
AxiomSL Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2027	—	(3)	—	(3)
AxiomSL Group, Inc.	One stop	L + 6.00%		N/A(6)	12/2025	—	—	—	—
Banker's Toolbox, Inc.#	One stop	L + 5.25%	(c)	6.75%	07/2027	3,458	3,429	0.3	3,389
Banker's Toolbox, Inc.(5)	One stop	L + 5.25%		N/A(6)	07/2027	—	(1)	—	(2)
Banker's Toolbox, Inc.(5)	One stop	L + 5.25%		N/A(6)	07/2027	—	(6)	—	(29)
Flash Topco, Inc.	One stop	L + 5.75%	(b)	6.99%	10/2028	7,645	7,576	0.6	7,569
Flash Topco, Inc. (5)	One stop	L + 5.75%		N/A(6)	10/2028	—	(1)	—	(1)
Higginbotham Insurance Agency, Inc.#	One stop	L + 5.50%	(a)	7.17%	11/2026	1,836	1,815	0.1	1,817
Higginbotham Insurance Agency, Inc.	One stop	L + 5.50%	(a)	7.17%	11/2026	134	129	—	124
						14,324	14,168	1.1	14,103
Diversified Telecommunication Services
NTI Connect, LLC#	Senior loan	L + 5.00%	(b)	7.25%	12/2024	639	631	0.1	639

Electronic Equipment, Instruments and Components
Electrical Source Holdings, LLC#~	Senior loan	L + 5.25%	(b)	7.50%	11/2025	15,540	15,451	1.2	15,540
Electrical Source Holdings, LLC#	One stop	L + 5.25%	(b)	6.82%	11/2025	12,558	12,507	1.0	12,558
Electrical Source Holdings, LLC~	Senior loan	L + 5.25%	(b)	7.50%	11/2025	3,286	3,268	0.3	3,286
Electrical Source Holdings, LLC	One stop	L + 5.25%	(b)	7.50%	11/2025	3,269	3,269	0.3	3,269
Electrical Source Holdings, LLC~	Senior loan	L + 5.25%	(b)	7.50%	11/2025	1,889	1,848	0.2	1,889
Electrical Source Holdings, LLC	Senior loan	L + 5.25%	(b)	7.50%	11/2025	1,688	1,688	0.1	1,688
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electrical Source Holdings, LLC	Senior loan	L + 5.25%	(b)	7.50%	11/2025	$1,592	$1,581	0.1%	$1,592
Electrical Source Holdings, LLC	Senior loan	L + 5.25%	(b)	7.50%	11/2025	1,093	1,087	0.1	1,093
Electrical Source Holdings, LLC	Second lien	L + 5.25%	(b)	7.50%	11/2025	841	836	0.1	841
Electrical Source Holdings, LLC	Senior loan	L + 5.25%	(b)	6.82%	11/2025	745	740	0.1	745
Electrical Source Holdings, LLC	Senior loan	L + 5.25%	(b)	7.50%	11/2025	304	302	—	304
Electrical Source Holdings, LLC	One stop	L + 5.25%	(b)	6.73%	11/2025	289	289	—	289
Electrical Source Holdings, LLC	Senior loan	L + 5.25%	(b)	7.03%	11/2025	76	73	—	76
Electrical Source Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	11/2025	—	(18)	—	—
						43,170	42,921	3.5	43,170
Food & Staples Retailing
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.67% cash/7.50% PIK	06/2023	626	625	0.1	626
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.67% cash/7.50% PIK	06/2023	321	320	—	321
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.67% cash/7.50% PIK	06/2023	252	252	—	252
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.67% cash/7.50% PIK	06/2023	248	247	—	248
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.67% cash/7.50% PIK	06/2023	122	122	—	122
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.67% cash/7.50% PIK	06/2023	122	121	—	122
Mendocino Farms, LLC	One stop	L + 8.50%	(a)	2.67% cash/7.50% PIK	06/2023	60	60	—	60
Ruby Slipper Cafe LLC, The	One stop	SF + 7.50%	(m)	9.70%	06/2024	330	329	0.1	330
Ruby Slipper Cafe LLC, The	One stop	SF + 7.50%	(m)	9.70%	06/2024	116	116	—	116
Ruby Slipper Cafe LLC, The	One stop	SF + 7.50%	(m)	8.87%	06/2024	55	55	—	55
Ruby Slipper Cafe LLC, The	One stop	SF + 7.50%	(m)	9.70%	06/2024	—	—	—	—
Ruby Slipper Cafe LLC, The(5)	One stop	SF + 7.50%		N/A(6)	06/2024	—	(1)	—	—
Wineshipping.com LLC#	One stop	L + 5.75%	(c)	7.58%	10/2027	3,087	3,059	0.3	3,087
Wineshipping.com LLC	One stop	L + 5.75%	(b)	6.76%	10/2027	84	80	—	84
Wineshipping.com LLC	One stop	L + 5.75%	(b)	6.87%	10/2027	13	13	—	13
Wood Fired Holding Corp.	One stop	L + 6.25%	(b)	7.31%	12/2023	2,542	2,528	0.2	2,542
Wood Fired Holding Corp.(5)	One stop	L + 6.25%		N/A(6)	12/2023	—	(1)	—	—
						7,978	7,925	0.7	7,978
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC+	One stop	L + 6.50%	(b)	5.76% cash/3.00% PIK	06/2027	$5,225	$5,141	0.4%	$5,225
Borrower R365 Holdings, LLC#	One stop	L + 6.50%	(b)	5.76% cash/3.00% PIK	06/2027	435	427	—	435
Borrower R365 Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	06/2027	—	(1)	—	—
Borrower R365 Holdings, LLC(5)	One stop	L + 3.50%		N/A(6)	06/2027	—	(4)	—	—
Flavor Producers, LLC#	Senior loan	L + 5.75%	(a)	6.40% cash/1.00% PIK	12/2023	438	436	—	425
Flavor Producers, LLC	Senior loan	L + 5.75%	(a)	6.40% cash/1.00% PIK	12/2022	9	9	—	9
Kodiak Cakes, LLC+	Senior loan	L + 4.50%	(b)	6.75%	06/2027	4,827	4,777	0.5	4,730
Kodiak Cakes, LLC	Senior loan	L + 4.50%	(b)	6.74%	06/2026	100	98	—	97
Louisiana Fish Fry Products, Ltd.#	One stop	L + 5.75%	(a)	7.42%	07/2027	4,217	4,181	0.3	4,090
Louisiana Fish Fry Products, Ltd.	One stop	L + 5.75%	(b)(c)	8.32%	07/2027	73	71	—	68
MAPF Holdings, Inc.~+	One stop	L + 6.00%	(b)	8.25%	12/2026	15,110	14,995	1.2	15,110
MAPF Holdings, Inc.	One stop	SF + 6.00%	(n)	7.01%	12/2026	70	68	—	70
P&P Food Safety Holdings, Inc.~	One stop	L + 6.00%	(c)	8.88%	12/2026	7,040	6,967	0.6	6,898
P&P Food Safety Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(1)	—	(2)
P&P Food Safety Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(24)	—	—
Ultimate Baked Goods Midco LLC#	One stop	L + 6.50%	(a)	8.17%	08/2027	2,841	2,805	0.2	2,699
Ultimate Baked Goods Midco LLC	One stop	L + 6.50%	(a)	8.17%	08/2027	41	40	—	37
Whitebridge Pet Brands, LLC#	One stop	L + 5.00%	(a)	6.67%	07/2027	9,966	9,877	0.8	9,966
Whitebridge Pet Brands, LLC(5)	One stop	L + 5.00%		N/A(6)	07/2027	—	(2)	—	—
Wizard Bidco Limited#(8)(9)(10)	One stop	SN + 4.75%	(j)	5.94%	03/2029	3,227	3,443	0.3	3,186
Wizard Bidco Limited(5)(8)(9)(10)	One stop	SN + 4.75%		N/A(6)	09/2028	—	(1)	—	(1)
						53,619	53,302	4.3	53,042

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior loan	L + 8.25%	(b)	10.95%	09/2024	$182	$181	—%	$182
Coding Solutions Acquisition, Inc.#	One stop	SF + 5.75%	(l)	6.99%	05/2028	2,717	2,690	0.2	2,662
Coding Solutions Acquisition, Inc.(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(1)	—	(1)
Coding Solutions Acquisition, Inc.(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(4)	—	(8)
Connexin Software, Inc.#+	One stop	L + 8.50%	(b)	9.79%	02/2024	1,442	1,437	0.1	1,442
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
ESO Solution, Inc.#+	One stop	SF + 7.00%	(m)	9.05%	03/2027	3,811	3,778	0.3	3,811
ESO Solution, Inc.(5)	One stop	SF + 7.00%		N/A(6)	03/2027	—	(1)	—	—
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%	(b)	8.00%	08/2026	1,509	1,487	0.1	1,494
HSI Halo Acquisition, Inc.#	One stop	L + 5.75%	(b)	8.00%	08/2026	796	787	0.1	788
HSI Halo Acquisition, Inc.~	One stop	L + 5.75%	(b)	8.00%	08/2026	524	520	—	519
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(b)	8.00%	08/2026	306	303	—	303
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(b)	8.00%	08/2026	287	282	—	283
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(b)	7.35%	09/2025	8	7	—	7
HSI Halo Acquisition, Inc.(5)	One stop	L + 5.75%		N/A(6)	08/2026	—	(4)	—	(5)
Nextech Holdings, LLC~+	One stop	L + 5.50%	(b)	6.74%	06/2025	17,536	17,451	1.5	17,360
Nextech Holdings, LLC+	One stop	L + 5.50%	(b)	6.74%	06/2025	711	707	0.1	704
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(1)	—	(3)
Plasma Buyer LLC#	One stop	SF + 5.75%	(m)	7.80%	05/2029	2,797	2,742	0.2	2,741
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(1)	—	(1)
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2029	—	(7)	—	(7)
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.00%	(b)	7.25%	06/2025	5,680	5,643	0.5	5,567
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.00%	(b)	7.25%	06/2025	4,999	5,000	0.4	4,899
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.00%	(b)	7.25%	06/2025	2,419	2,419	0.2	2,371
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.00%	(b)	7.25%	06/2025	677	675	0.1	664
Qgenda Intermediate Holdings, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2025	—	—	—	(2)
Transaction Data Systems, Inc.~+	One stop	L + 4.50%	(b)	6.75%	02/2026	11,238	11,068	0.9	11,126
Transaction Data Systems, Inc.(5)	One stop	L + 4.50%		N/A(6)	02/2026	—	(1)	—	(1)
Veranex, Inc.#	Senior loan	SF + 4.75%	(m)	5.60%	04/2028	200	198	—	198
Veranex, Inc.(5)	Senior loan	SF + 4.75%		N/A(6)	04/2028	—	—	—	(1)
Veranex, Inc.(5)	Senior loan	SF + 4.75%		N/A(6)	04/2028	—	(18)	—	(19)
						57,839	57,337	4.7	57,073
Healthcare Equipment and Supplies
Aspen Medical Products, LLC~	One stop	L + 5.00%	(a)	6.16%	06/2025	937	932	0.1	928
Aspen Medical Products, LLC#	One stop	L + 5.00%	(a)	6.16%	06/2025	60	60	—	60
Aspen Medical Products, LLC	One stop	L + 5.00%		N/A(6)	06/2025	—	—	—	—
Baduhenna Bidco Limited(8)(10)	One stop	SF + 6.50%	(k)	8.20%	08/2028	2,330	2,294	0.2	2,330
Baduhenna Bidco Limited(8)(9)(10)	One stop	E + 6.45%	(e)	6.45%	08/2028	1,306	1,453	0.1	1,306
Baduhenna Bidco Limited(8)(9)(10)	One stop	SN + 6.50%	(j)	7.81%	08/2028	370	416	—	370
Baduhenna Bidco Limited(8)(9)(10)	One stop	E + 6.45%	(e)	6.45%	08/2028	312	325	—	312
Baduhenna Bidco Limited(5)(8)(9)(10)	One stop	SN + 6.50%		N/A(6)	08/2028	—	(8)	—	—
Belmont Instrument, LLC#	Senior loan	SF + 4.75%	(m)	6.98%	12/2023	1,711	1,705	0.1	1,711
Belmont Instrument, LLC#	Senior loan	SF + 4.75%	(m)	6.98%	12/2023	157	156	—	157
Blades Buyer, Inc.#~	Senior loan	SF + 4.75%	(m)(n)	7.43%	03/2028	2,498	2,463	0.2	2,448
Blades Buyer, Inc.(5)	Senior loan	SF + 4.75%		N/A(6)	03/2028	—	(1)	—	(2)
Blades Buyer, Inc.(5)	Senior loan	SF + 4.75%		N/A(6)	03/2028	—	(5)	—	(22)
Blue River Pet Care, LLC~	One stop	L + 5.00%	(b)	6.24%	07/2026	13,030	12,892	1.1	12,900
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)	6.61%	08/2025	86	85	—	85
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	07/2026	$—	$(2)	—%	$(1)
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(211)	—	(232)
CCSL Holdings, LLC~	One stop	L + 6.50%	(c)	8.00%	12/2026	6,116	6,058	0.5	6,055
CCSL Holdings, LLC	One stop	L + 6.50%	(c)	8.00%	12/2026	1,651	1,637	0.1	1,634
CCSL Holdings, LLC#(8)(9)	One stop	SN + 6.50%	(j)	7.79%	12/2026	956	978	0.1	946
CCSL Holdings, LLC	One stop	L + 6.50%	(a)	8.16%	12/2026	70	68	—	68
CCSL Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	12/2026	—	(6)	—	(6)
CCSL Holdings, LLC(5)	One stop	SF + 6.25%		N/A(6)	12/2026	—	(10)	—	(10)
CMI Parent Inc.~+	Senior loan	L + 4.25%	(b)	5.73%	08/2025	14,247	14,146	1.1	14,105
CMI Parent Inc.+	Senior loan	L + 4.25%	(b)	6.50%	08/2025	6,821	6,766	0.6	6,753
CMI Parent Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(1)	—	(2)
						52,658	52,190	4.2	51,893

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC	Subordinated debt	N/A		11.50% PIK	12/2031	$1,058	$1,039	0.1%	$1,037
AAH TOPCO, LLC #	One stop	L + 5.50%	(a)	7.14%	12/2027	522	518	—	522
AAH TOPCO, LLC (5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(1)	—	—
AAH TOPCO, LLC (5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(78)	—	—
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	Subordinated debt	L + 10.50%	(a)(b)	12.20%	03/2028	5,598	5,445	0.5	5,598
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 6.00%	(b)	8.25%	03/2027	1,848	1,833	0.2	1,848
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 6.00%	(a)	7.67%	03/2027	1,545	1,526	0.1	1,545
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	Subordinated debt	L + 10.50%	(b)	12.75%	03/2028	720	712	0.1	720
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 5.75%	(a)	7.41%	03/2027	310	298	—	297
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	Subordinated debt	L + 10.50%	(a)	12.17%	03/2028	275	273	—	275
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(1)	—	—
Community Care Partners, LLC#	One stop	SF + 5.75%	(l)	7.39%	06/2026	1,215	1,205	0.1	1,205
Community Care Partners, LLC(5)	One stop	SF + 5.75%		N/A(6)	06/2026	—	(2)	—	(2)
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(b)	6.75%	12/2024	3,926	3,896	0.3	3,926
CRH Healthcare Purchaser, Inc.~	Senior loan	L + 4.50%	(b)	6.75%	12/2024	1,678	1,665	0.1	1,678
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(b)	6.75%	12/2024	1,255	1,245	0.1	1,255
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(b)	6.75%	12/2024	850	843	0.1	850
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	—
Datix Bidco Limited(8)(9)(10)	Senior loan	SN + 4.50%	(j)	6.19%	04/2025	22,970	25,361	1.8	22,510
Datix Bidco Limited(8)(9)(10)	Second lien	SN + 7.75%	(j)	9.44%	04/2026	8,151	8,991	0.7	8,069
Datix Bidco Limited(8)(9)(10)	Senior loan	SN + 4.50%	(j)	5.69%	04/2025	4,254	4,660	0.4	4,169
Datix Bidco Limited(5)(8)(10)	Senior loan	SF + 4.50%		N/A(6)	04/2025	—	(2)	—	(4)
Datix Bidco Limited(5)(8)(10)	Second lien	SF + 4.50%		N/A(6)	04/2026	—	(1)	—	(1)
Datix Bidco Limited(5)(8)(10)	Senior loan	SF + 4.50%		N/A(6)	09/2024	—	(1)	—	(1)
Elite Dental Partners LLC	One stop	SF + 5.25%	(b)(m)	7.45% PIK	06/2023	1,769	1,760	0.1	1,698
Elite Dental Partners LLC	One stop	SF + 12.00%	(b)(m)	14.20% PIK	06/2023	424	424	—	424
Elite Dental Partners LLC	One stop	SF + 5.25%	(b)(m)	7.45% PIK	06/2023	191	191	—	191
Emerge Intermediate, Inc.	One stop	SF + 6.00%	(m)	8.20%	05/2024	2,312	2,289	0.2	2,312
Emerge Intermediate, Inc.#	One stop	SF + 6.00%	(m)	7.37%	05/2024	219	218	—	219
Emerge Intermediate, Inc.(5)	One stop	SF + 6.00%		N/A(6)	05/2024	—	(1)	—	—
Encorevet Group LLC	One stop	L + 6.75%	(b)	9.00%	11/2024	14,668	14,581	1.2	14,374
Encorevet Group LLC	One stop	L + 6.75%	(b)	9.00%	11/2024	7,549	7,494	0.6	7,398
Encorevet Group LLC~	Senior loan	L + 6.75%	(b)	9.00%	11/2024	3,981	3,962	0.3	3,901
Encorevet Group LLC	One stop	L + 6.75%	(b)	9.04%	11/2024	1,985	1,971	0.2	1,945
Encorevet Group LLC~	Senior loan	L + 6.75%	(b)	9.00%	11/2024	1,787	1,787	0.2	1,751
Encorevet Group LLC~	Senior loan	L + 6.75%	(b)	9.00%	11/2024	1,112	1,107	0.1	1,090
Encorevet Group LLC	Senior loan	L + 6.75%	(b)	9.00%	11/2024	924	919	0.1	905
Encorevet Group LLC	One stop	L + 6.75%	(b)	9.04%	11/2024	657	652	0.1	644
Encorevet Group LLC	One stop	L + 6.75%	(b)	9.04%	11/2024	629	624	0.1	617
Encorevet Group LLC	One stop	L + 6.75%	(b)	9.04%	11/2024	570	565	—	558
Encorevet Group LLC	One stop	L + 6.75%	(b)	9.00%	11/2024	392	389	—	384
Encorevet Group LLC	One stop	L + 6.75%	(b)	9.04%	11/2024	245	243	—	240
Encorevet Group LLC	Senior loan	L + 6.75%	(b)	9.00%	11/2024	159	159	—	156
Encorevet Group LLC	One stop	L + 6.75%	(b)	9.04%	11/2024	119	118	—	117
Encorevet Group LLC(5)	Senior loan	L + 6.75%		N/A(6)	11/2024	—	—	—	(1)
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Encorevet Group LLC(5)	One stop	L + 6.75%		N/A(6)	11/2024	$—	$(2)	—%	$—
ERC Topco Holdings, LLC#	One stop	L + 5.50%	(a)(b)	6.75%	11/2028	17,387	17,238	1.4	17,213
ERC Topco Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(1)	—	(1)
ERC Topco Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(39)	—	(43)
Eyecare Services Partners Holdings LLC	One stop	L + 9.25%	(b)	3.25% cash/8.25% PIK	05/2023	3,994	3,968	0.2	2,796
Eyecare Services Partners Holdings LLC	One stop	L + 9.25%	(b)	3.25% cash/8.25% PIK	05/2023	1,189	1,188	0.1	832
Eyecare Services Partners Holdings LLC	One stop	L + 9.25%	(b)	3.29% cash/8.25% PIK	05/2023	79	77	—	28
Eyecare Services Partners Holdings LLC	One stop	L + 9.25%	(b)	3.29% cash/8.25% PIK	05/2023	1	—	—	1
Eyecare Services Partners Holdings LLC(5)	One stop	L + 9.25%	(b)	3.29% cash/8.25% PIK	05/2023	1	—	—	(26)
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(11)	One stop	C + 4.50%	(i)	7.18%	03/2027	2,844	2,827	0.2	2,801
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(11)	One stop	C + 4.50%	(i)	7.18%	03/2027	2,832	2,721	0.2	2,804
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(11)	One stop	C + 4.50%	(i)	7.18%	03/2027	2,642	2,653	0.2	2,615
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(11)	One stop	L + 4.50%	(b)	6.75%	03/2027	1,103	1,092	0.1	1,092
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(9)(11)	One stop	C + 4.50%	(i)	5.81%	03/2027	816	780	0.1	808
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(5)(8)(11)	One stop	SF + 4.50%		N/A(6)	03/2027	—	(5)	—	(5)
Heartland Veterinary Partners LLC	Senior loan	L + 4.75%	(b)(c)	6.28%	12/2026	651	629	0.1	626
Heartland Veterinary Partners LLC#	Senior loan	L + 4.75%	(b)	5.75%	12/2026	384	380	—	380
Heartland Veterinary Partners LLC	Senior loan	L + 4.75%		N/A(6)	12/2026	—	—	—	—
Klick Inc.#(8)(11)	Senior loan	L + 4.50%	(b)	6.75%	03/2028	3,923	3,891	0.3	3,923
Klick Inc.(5)(8)(11)	Senior loan	L + 4.50%		N/A(6)	03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(b)	7.50%	05/2025	796	790	0.1	796
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(b)	7.50%	05/2025	468	465	—	468
Krueger-Gilbert Health Physics, LLC~	Senior loan	L + 5.25%	(b)	7.50%	05/2025	126	125	—	126
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(b)	7.50%	05/2025	30	30	—	30
Krueger-Gilbert Health Physics, LLC(5)	Senior loan	L + 5.25%		N/A(6)	05/2025	—	(2)	—	—
Krueger-Gilbert Health Physics, LLC(5)	Senior loan	L + 5.25%		N/A(6)	05/2025	—	(5)	—	—
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(9)(11)	One stop	C + 5.50%	(i)	8.18%	05/2028	7,401	7,761	0.6	7,253
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(11)	One stop	L + 5.50%	(b)	7.75%	05/2028	1,681	1,660	0.1	1,647
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(11)	One stop	L + 5.50%	(b)	7.75%	05/2028	1,111	1,101	0.1	1,089
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(11)	One stop	C + 5.50%	(i)	8.18%	05/2028	451	461	—	442
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(11)	One stop	C + 5.50%	(i)	8.18%	05/2028	224	214	—	205
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(11)	One stop	L + 5.50%	(b)	7.75%	05/2028	65	62	—	55
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(11)	One stop	C + 5.50%	(i)	8.15%	05/2026	60	58	—	57
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(11)	One stop	L + 5.50%	(b)	7.75%	05/2026	60	60	—	60
Suveto Buyer, LLC	One stop	L + 5.00%	(b)	7.25%	09/2027	7,800	7,702	0.6	7,573
Suveto Buyer, LLC	One stop	P + 4.00%	(b)(d)	8.07%	09/2027	50	48	—	46
						154,036	156,801	12.2	150,110
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
BJH Holdings III Corp.#~	One stop	L + 4.50%	(a)	6.13%	08/2025	$21,209	$21,022	1.7%	$20,784
BJH Holdings III Corp.	One stop	L + 4.50%	(a)	6.13%	08/2025	30	26	—	22
CR Fitness Holdings, LLC	Senior loan	L + 4.00%	(a)	5.64%	07/2025	326	324	—	326
CR Fitness Holdings, LLC#	Senior loan	L + 4.00%	(a)	5.67%	07/2025	310	308	—	310
CR Fitness Holdings, LLC	Senior loan	L + 4.00%	(a)	5.63%	07/2025	37	37	—	37
Davidson Hotel Company, LLC#	One stop	L + 5.75%	(a)	6.92% cash/0.50% PIK	07/2024	1,762	1,752	0.2	1,744
Davidson Hotel Company, LLC	One stop	L + 5.75%	(a)	6.92% cash/0.50% PIK	07/2024	429	429	—	425
Davidson Hotel Company, LLC(5)	One stop	L + 5.75%		N/A(6)	07/2024	—	—	—	(1)
EOS Fitness Opco Holdings, LLC#	One stop	SF + 4.75%	(n)	7.58%	01/2026	1,907	1,893	0.2	1,907
EOS Fitness Opco Holdings, LLC	One stop	SF + 4.75%	(c)(n)	7.58%	01/2026	366	363	—	366
EOS Fitness Opco Holdings, LLC	One stop	SF + 4.75%	(c)(n)	7.58%	01/2026	4	4	—	4
EOS Fitness Opco Holdings, LLC(5)	One stop	SF + 4.75%		N/A(6)	01/2026	—	(2)	—	—
Freddy's Frozen Custard LLC#~	One stop	L + 5.00%	(b)	6.83%	03/2027	3,599	3,571	0.3	3,599
Freddy's Frozen Custard LLC(5)	One stop	L + 5.00%		N/A(6)	03/2027	—	(1)	—	—
Harri US LLC+	One stop	L + 10.00%	(b)	7.40% cash/4.00% PIK	08/2026	342	303	—	341
Harri US LLC	One stop	L + 10.00%		N/A(6)	08/2026	—	—	—	—
Harri US LLC(5)	One stop	L + 10.00%		N/A(6)	08/2026	—	(3)	—	3
Health Buyer, LLC#	Senior loan	SF + 5.25%	(n)	7.98%	04/2029	1,348	1,331	0.1	1,331
Health Buyer, LLC	Senior loan	SF + 5.25%		N/A(6)	04/2028	—	—	—	—
SSRG Holdings, LLC#~	One stop	SF + 5.25%	(m)	7.45%	11/2025	6,964	6,924	0.6	6,964
SSRG Holdings, LLC	One stop	SF + 5.25%	(m)	7.45%	11/2025	50	50	—	50
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF + 5.50%	(m)	7.01%	09/2026	9,476	9,383	0.8	9,381
Tropical Smoothie Cafe Holdings, LLC~	One stop	SF + 5.50%	(b)(l)(m)	7.01%	09/2026	5,443	5,383	0.4	5,389
Tropical Smoothie Cafe Holdings, LLC#	One stop	L + 5.50%	(b)(l)	6.80%	09/2026	2,591	2,564	0.2	2,565
Tropical Smoothie Cafe Holdings, LLC	One stop	P + 4.50%	(d)(l)	8.16%	09/2026	31	30	—	30
						56,224	55,691	4.5	55,577

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
Groundworks LLC	Senior loan	L + 5.00%	(a)	6.67%	01/2026	$1,383	$1,368	0.1%	$1,383
Groundworks LLC	Senior loan	L + 5.00%	(a)	6.67%	01/2026	624	617	0.1	624
Groundworks LLC#	Senior loan	L + 5.00%	(a)	6.67%	01/2026	416	412	—	416
Groundworks LLC	Senior loan	L + 5.00%	(a)	6.67%	01/2026	371	366	0.1	371
Groundworks LLC#	Senior loan	L + 5.00%	(a)	6.67%	01/2026	219	217	—	219
Groundworks LLC	Senior loan	L + 5.00%	(a)	6.67%	01/2026	75	55	—	75
Groundworks LLC	Senior loan	L + 5.00%		N/A(6)	01/2026	—	—	—	—
						3,088	3,035	0.3	3,088
Household Products
WU Holdco, Inc. ~	One stop	L + 5.50%	(b)(c)	7.67%	03/2026	1,212	1,206	0.1	1,188
WU Holdco, Inc. #	One stop	L + 5.50%	(b)	7.75%	03/2026	431	431	—	423
WU Holdco, Inc.	One stop	L + 5.50%	(b)	7.75%	03/2026	112	111	—	110
WU Holdco, Inc.	One stop	L + 5.50%	(b)(c)	7.40%	03/2025	15	15	—	15
						1,770	1,763	0.1	1,736
Industrial Conglomerates
Arch Global CCT Holdings Corp.#	Senior loan	L + 4.75%	(b)	7.00%	04/2026	907	905	0.1	898
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%	(b)	7.00%	04/2026	475	472	—	471
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%	(b)	7.00%	04/2026	183	183	—	178
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	—
Essential Services Holdings Corporation	One stop	L + 5.75%	(a)(b)	7.12%	11/2026	10,600	10,457	0.9	10,600
Essential Services Holdings Corporation(5)	One stop	L + 5.75%		N/A(6)	11/2025	—	(1)	—	—
Madison Safety & Flow LLC#	Senior loan	SF + 3.60%	(l)	5.13%	03/2025	164	163	—	164
Madison Safety & Flow LLC	Senior loan	SF + 3.60%	(l)	5.13%	03/2025	3	3	—	3
Specialty Measurement Bidco Limited#(8)(10)	One stop	L + 5.75%	(b)	7.30%	11/2027	3,185	3,118	0.3	3,185
Specialty Measurement Bidco Limited#(8)(9)(10)	One stop	E + 5.75%	(e)	6.75%	11/2027	2,805	3,120	0.2	2,805
Specialty Measurement Bidco Limited(5)(8)(9)(10)	One stop	SN + 5.75%		N/A(6)	11/2027	—	(16)	—	—
						18,322	18,404	1.5	18,304
Insurance
Alera Group, Inc.#	One stop	L + 5.50%	(a)	7.17%	10/2028	10,804	10,708	0.9	10,804
Alera Group, Inc.	One stop	L + 5.50%	(a)	7.17%	10/2028	2,965	2,924	0.2	2,965
Alera Group, Inc.	One stop	L + 5.50%	(a)	7.17%	10/2028	964	943	0.1	964
AMBA Buyer, Inc. #	One stop	SF + 5.75%	(n)	6.93%	07/2027	1,375	1,364	0.1	1,375
AMBA Buyer, Inc.	One stop	SF + 5.75%	(n)	6.93%	07/2027	410	408	—	410
AMBA Buyer, Inc. #	One stop	SF + 5.75%	(n)	6.93%	07/2027	343	340	—	343
AMBA Buyer, Inc.	One stop	SF + 5.75%		N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc. (5)	One stop	SF + 5.75%		N/A(6)	07/2027	—	(2)	—	—
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(c)	7.58%	08/2025	1,384	1,369	0.1	1,371
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	7.07%	08/2025	915	910	0.1	913
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	7.79%	08/2025	689	681	0.1	688
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(b)(c)	7.66%	08/2025	630	626	0.1	624
Integrity Marketing Acquisition, LLC~	One stop	L + 5.75%	(c)	7.83%	08/2025	356	353	—	356
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	7.40%	08/2025	313	311	—	312
Integrity Marketing Acquisition, LLC	One stop	L + 5.75%	(c)	7.74%	08/2025	189	188	—	189
Integrity Marketing Acquisition, LLC	One stop	L + 5.75%		N/A(6)	08/2025	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2025	—	(11)	—	(11)
J.S. Held Holdings, LLC~+	One stop	L + 5.50%	(b)	7.75%	07/2025	18,445	18,220	1.5	18,261
J.S. Held Holdings, LLC	One stop	L + 5.50%	(b)	7.75%	07/2025	4,048	3,989	0.3	4,008
J.S. Held Holdings, LLC#	One stop	SF + 5.50%	(m)	7.70%	07/2025	3,911	3,838	0.3	3,871
J.S. Held Holdings, LLC	One stop	SF + 5.50%	(m)	7.70%	07/2025	344	300	—	296
J.S. Held Holdings, LLC	One stop	P + 4.50%	(d)	9.25%	07/2025	17	15	—	15
Keystone Agency Partners LLC	Senior loan	SF + 6.00%	(m)	8.20%	05/2027	2,758	2,717	0.3	2,717
Keystone Agency Partners LLC#	Senior loan	SF + 6.00%	(m)	8.20%	05/2027	784	772	0.1	772
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Keystone Agency Partners LLC(5)	Senior loan	SF + 6.00%		N/A(6)	05/2027	$—	$(16)	—%	$(17)
Long Term Care Group, Inc.#	One stop	L + 6.00%	(a)	7.25%	09/2027	1,271	1,249	0.1	1,271
Majesco~+	One stop	L + 7.25%	(b)	9.51%	09/2027	7,511	7,414	0.6	7,511
Majesco(5)	One stop	L + 7.25%		N/A(6)	09/2026	—	(2)	—	—
Norvax, LLC#+	Senior loan	L + 6.50%	(b)	8.76%	09/2025	12,737	12,651	1.0	12,483
Norvax, LLC#	Senior loan	L + 6.50%	(b)	8.76%	09/2025	4,162	4,101	0.3	4,079
Pareto Health Intermediate Holdings, Inc. #	One stop	L + 4.25%	(c)	7.13%	08/2025	3,116	3,092	0.3	3,085
Patriot Growth Insurance Services, LLC#	One stop	L + 5.25%	(b)	6.39%	10/2028	4,042	4,006	0.3	4,002
Patriot Growth Insurance Services, LLC(5)	One stop	L + 4.25%		N/A(6)	10/2028	—	(1)	—	(1)
Patriot Growth Insurance Services, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(9)	—	(7)
People Corporation#(8)(9)(11)	One stop	C + 6.25%	(i)	8.23%	02/2028	5,697	5,704	0.5	5,697
People Corporation(8)(9)(11)	One stop	C + 6.25%	(i)	8.23%	02/2028	1,859	1,914	0.2	1,859
People Corporation(8)(9)(11)	One stop	C + 5.50%	(i)	7.68%	02/2028	1,171	1,152	0.1	1,015
People Corporation(8)(9)(11)	One stop	C + 6.25%	(i)	8.21%	02/2027	112	112	—	112
RSC Acquisition, Inc.~+	One stop	L + 5.50%	(b)(m)	6.83%	10/2026	12,244	12,075	1.0	12,121
RSC Acquisition, Inc.~+	One stop	L + 5.50%	(b)(m)	6.71%	10/2026	3,144	3,006	0.3	3,112
RSC Acquisition, Inc.#	One stop	L + 5.50%	(b)(m)	7.20%	10/2026	2,774	2,750	0.2	2,747
RSC Acquisition, Inc.(5)	One stop	SF + 5.50%		N/A(6)	10/2026	—	(1)	—	(1)
RSC Acquisition, Inc.(5)	One stop	SF + 5.50%		N/A(6)	10/2026	—	(9)	—	(11)
RSC Acquisition, Inc.(5)	One stop	SF + 5.50%		N/A(6)	10/2026	—	(28)	—	(29)
Sunstar Insurance Group, LLC#	Senior loan	L + 5.75%	(b)	8.00%	10/2026	310	306	—	310
Sunstar Insurance Group, LLC	Senior loan	L + 5.75%	(b)	8.00%	10/2026	166	163	—	166
Sunstar Insurance Group, LLC	Senior loan	L + 5.75%	(b)	8.00%	10/2026	157	155	—	157
Sunstar Insurance Group, LLC	Senior loan	L + 5.75%		N/A(6)	10/2026	—	—	—	—
TigerRisk, LLC#	One stop	L + 4.75%	(b)	7.00%	06/2027	8,805	8,733	0.7	8,805
TigerRisk, LLC(5)	One stop	L + 4.75%		N/A(6)	06/2027	—	(1)	—	—
						120,922	119,479	9.8	119,709
Internet & Catalog Retail
Revalize, Inc.~+	One stop	L + 5.75%	(b)	8.00%	04/2027	5,936	5,888	0.5	5,877
Revalize, Inc.+	One stop	L + 5.75%	(b)	8.00%	04/2027	3,474	3,447	0.3	3,440
Revalize, Inc.	One stop	L + 5.75%	(b)	8.00%	04/2027	2,054	2,041	0.1	2,033
Revalize, Inc.+	One stop	L + 5.75%	(b)	8.00%	04/2027	1,723	1,709	0.1	1,706
Revalize, Inc.+	One stop	L + 5.75%	(b)	8.00%	04/2027	1,038	1,030	0.1	1,027
Revalize, Inc.#	One stop	L + 5.75%	(b)	8.00%	04/2027	802	794	0.1	793
Revalize, Inc.	One stop	L + 5.75%	(b)	8.00%	04/2027	143	141	—	140
Revalize, Inc.(5)	One stop	L + 5.75%		N/A(6)	04/2027	—	(6)	—	(12)
						15,170	15,044	1.2	15,004
IT Services
Acquia, Inc.+	One stop	L + 7.00%	(a)	8.12%	10/2025	2,442	2,423	0.2	2,442
Acquia, Inc.	One stop	L + 7.00%	(c)	9.08%	10/2025	7	6	—	7
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.+	One stop	L + 7.50%	(b)	8.50% cash/1.00% PIK	08/2025	1,734	1,692	0.2	1,761
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	One stop	L + 7.50%		N/A(6)	08/2025	—	—	—	—
CivicPlus, LLC+	One stop	L + 6.00%	(b)	7.51%	08/2027	2,623	2,594	0.2	2,596
CivicPlus, LLC#	One stop	L + 6.25%	(b)	7.94%	08/2027	1,560	1,545	0.1	1,544
CivicPlus, LLC	One stop	L + 6.25%	(b)	7.94%	08/2027	1,229	1,216	0.1	1,217
CivicPlus, LLC	One stop	SF + 11.75%	(l)	12.93%	06/2034	200	194	—	194
CivicPlus, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2027	—	(1)	—	(1)
Cordeagle US Finco, Inc.#+	One stop	L + 6.75%	(b)	7.99%	07/2027	2,183	2,145	0.2	2,183
Cordeagle US Finco, Inc.(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(1)	—	—
Critical Start, Inc.#	One stop	SF + 5.25%	(m)	6.52%	05/2028	1,668	1,652	0.2	1,652
Critical Start, Inc.(5)	One stop	SF + 5.25%		N/A(6)	05/2028	—	(1)	—	(1)
Delinea Inc.+	One stop	L + 5.75%	(a)	7.42%	03/2028	6,514	6,434	0.5	6,448
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Delinea Inc.+	One stop	L + 5.75%	(a)	7.42%	03/2028	$3,821	$3,782	0.3%	$3,783
Delinea Inc.	One stop	L + 6.00%	(a)	7.67%	03/2027	118	116	—	117
Episerver, Inc.+	One stop	L + 5.25%	(b)	7.50%	04/2026	4,914	4,856	0.4	4,864
Episerver, Inc.(8)(9)	One stop	E + 5.50%	(e)	5.50%	04/2026	4,233	4,609	0.4	4,191
Episerver, Inc.+	One stop	L + 5.25%	(b)	7.50%	04/2026	2,691	2,671	0.2	2,664
Episerver, Inc.#	One stop	L + 5.25%	(b)	7.50%	04/2026	1,523	1,503	0.1	1,507
Episerver, Inc.(5)	One stop	L + 5.25%		N/A(6)	04/2026	—	(3)	—	(3)
Episerver, Inc.(5)	One stop	L + 5.25%		N/A(6)	04/2026	—	(13)	—	(19)
Infinisource, Inc.#~	One stop	L + 5.25%	(c)	8.13%	10/2026	10,274	10,186	0.8	10,172
Infinisource, Inc.#	One stop	L + 5.25%	(c)	8.13%	10/2026	6,522	6,465	0.5	6,456
Infinisource, Inc.	One stop	L + 5.25%	(c)	8.13%	10/2026	4,901	4,860	0.4	4,852
Infinisource, Inc.	One stop	L + 5.25%	(c)	8.13%	10/2026	1,703	1,689	0.2	1,686
Infinisource, Inc.	One stop	L + 5.25%	(b)	6.65%	10/2026	1,438	1,426	0.1	1,424
Infinisource, Inc.#	One stop	L + 5.25%	(c)	8.13%	10/2026	1,215	1,203	0.1	1,203
Infinisource, Inc.	One stop	L + 5.25%	(b)	6.88%	10/2026	581	506	—	495
Infinisource, Inc.(5)	One stop	L + 5.25%		N/A(6)	10/2026	—	(1)	—	(2)
Netwrix Corporation#	One stop	SF + 5.00%	(m)	6.50%	06/2029	1,586	1,571	0.1	1,570
Netwrix Corporation(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	(2)	—	(2)
Netwrix Corporation(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	(4)	—	(4)
Netwrix Corporation(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	—	—	(2)
PCS Intermediate II Holdings, LLC~	One stop	L + 5.25%	(a)	6.92%	01/2026	4,832	4,803	0.4	4,832
PCS Intermediate II Holdings, LLC#	One stop	L + 5.25%	(a)	6.92%	01/2026	707	702	0.1	707
PCS Intermediate II Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC#~	One stop	L + 5.50%	(b)	7.75%	12/2025	18,369	18,239	1.5	18,003
Recordxtechnologies, LLC	One stop	L + 5.50%	(b)	7.75%	12/2025	1,676	1,666	0.1	1,642
Recordxtechnologies, LLC	One stop	L + 5.50%	(b)	7.75%	12/2025	130	129	—	126
Red Dawn SEI Buyer, Inc.#~	Senior loan	L + 4.25%	(b)	6.50%	11/2025	13,335	13,242	1.1	13,103
Red Dawn SEI Buyer, Inc.#(8)(9)	Senior loan	SN + 4.50%	(j)	5.69%	11/2025	8,459	9,455	0.7	8,374
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.25%	(b)	6.50%	11/2025	2,371	2,358	0.2	2,330
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.50%	(b)	6.75%	11/2025	2,211	2,195	0.2	2,188
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.50%	(b)	6.75%	11/2025	236	207	—	204
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(2)	—	(4)
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(m)	12.86%	10/2026	567	556	—	556
ReliaQuest Holdings, LLC	One stop	SF + 10.75%		N/A(6)	10/2026	—	—	—	—
ReliaQuest Holdings, LLC(5)	One stop	SF + 10.75%		N/A(6)	10/2026	—	(1)	—	(1)
Saturn Borrower Inc.#~	One stop	L + 6.50%	(b)	8.75%	09/2026	7,975	7,803	0.6	7,656
Saturn Borrower Inc.	One stop	L + 6.50%	(b)	8.75%	09/2026	103	101	—	99
						126,651	126,770	10.2	124,809
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC	One stop	L + 6.50%	(c)	8.38% cash/1.00% PIK	09/2024	$1,455	$1,450	0.1%	$1,455
WBZ Investment LLC	One stop	L + 6.50%	(c)	8.38% cash/1.00% PIK	09/2024	482	481	0.1	482
WBZ Investment LLC	One stop	L + 6.50%	(c)	8.38% cash/1.00% PIK	09/2024	335	334	—	335
WBZ Investment LLC	One stop	L + 6.50%	(c)	8.38% cash/1.00% PIK	09/2024	172	172	—	172
WBZ Investment LLC	One stop	L + 6.50%		N/A(6)	09/2024	—	—	—	—
						2,444	2,437	0.2	2,444
Life Sciences Tools & Services
Covaris Intermediate 3, LLC#	One stop	L + 5.25%	(b)	6.35%	01/2028	368	365	—	368
Covaris Intermediate 3, LLC(5)	One stop	L + 5.25%		N/A(6)	01/2028	—	(1)	—	—
Covaris Intermediate 3, LLC(5)	One stop	L + 5.25%		N/A(6)	01/2028	—	(38)	—	—
PAS Parent Inc.#	One stop	L + 5.50%	(b)	7.75%	12/2028	16,015	15,729	1.3	15,534
PAS Parent Inc.	One stop	L + 5.50%	(b)	7.75%	12/2027	51	39	—	42
PAS Parent Inc.(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(73)	—	(200)
Reaction Biology Corporation	One stop	SF + 5.25%	(m)	7.45%	03/2029	869	800	0.1	869
Reaction Biology Corporation#	One stop	SF + 5.25%	(m)	7.45%	03/2029	519	514	0.1	519
Reaction Biology Corporation(5)	One stop	SF + 5.25%		N/A(6)	03/2029	—	(1)	—	—
Unchained Labs, LLC	Senior loan	L + 5.50%	(a)	7.17%	08/2027	431	419	—	431
Unchained Labs, LLC#	Senior loan	L + 5.50%	(a)	7.17%	08/2027	364	358	—	364
Unchained Labs, LLC	Senior loan	L + 5.50%		N/A(6)	08/2027	—	—	—	—
						18,617	18,111	1.5	17,927
Machinery
Bad Boy Mowers Acquisition, LLC#	Senior loan	L + 4.25%	(b)	5.88%	03/2028	730	729	0.1	730
Blackbird Purchaser, Inc. #~	Senior loan	L + 4.50%	(a)	6.17%	04/2026	6,611	6,529	0.5	6,545
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(a)	6.17%	10/2025	49	48	—	48
Blackbird Purchaser, Inc. (5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(13)	—	(14)
Chase Industries, Inc.(7)	Senior loan	L + 7.00%	(c)	9.88%	05/2025	1,956	1,940	0.1	1,271
Chase Industries, Inc.(7)	Senior loan	L + 7.00%	(b)	9.88%	05/2025	339	336	—	220
Chase Industries, Inc.(7)	Senior loan	L + 7.00%	(c)	9.44%	05/2025	175	174	—	112
						9,860	9,743	0.7	8,912
Marine
Project Nike Purchaser, LLC#	One stop	SF + 6.00%	(m)	6.85%	04/2029	9,705	9,611	0.8	9,608
Project Nike Purchaser, LLC(5)	One stop	SF + 6.00%		N/A(6)	04/2029	—	(2)	—	(3)
Project Nike Purchaser, LLC(5)	One stop	SF + 6.00%		N/A(6)	04/2029	—	(49)	—	(50)
						9,705	9,560	0.8	9,555
Media
Triple Lift, Inc.#	One stop	SF + 5.75%	(k)	7.44%	05/2028	2,113	2,078	0.2	2,092
Triple Lift, Inc.#	One stop	SF + 5.75%	(k)	7.23%	05/2028	457	448	—	452
Triple Lift, Inc.	One stop	SF + 5.75%	(k)	7.44%	05/2028	27	26	—	27
						2,597	2,552	0.2	2,571
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.#(8)(11)	One stop	L + 6.75%	(b)	8.20%	05/2025	5,580	5,523	0.5	5,580
3ES Innovation, Inc.(8)(11)	One stop	L + 6.75%	(b)	8.44%	05/2025	40	39	—	40
Envernus, Inc.~+	Senior loan	L + 4.50%	(a)	6.17%	07/2025	11,870	11,680	0.9	11,632
Envernus, Inc.~+	Senior loan	L + 4.25%	(a)	5.92%	07/2025	9,655	9,594	0.8	9,395
Envernus, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	09/2024	—	(1)	—	(3)
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Envernus, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	09/2024	$—	$(5)	—%	$(3)
Project Power Buyer, LLC~	One stop	L + 6.00%	(b)	8.26%	05/2026	3,831	3,801	0.3	3,831
Project Power Buyer, LLC	One stop	L + 6.00%		N/A(6)	05/2025	—	—	—	—
						30,976	30,631	2.5	30,472
Paper & Forest Products
Messenger, LLC#~	One stop	SF + 5.75%	(l)	7.38%	12/2027	4,856	4,811	0.4	4,856
Messenger, LLC	One stop	L + 5.75%	(b)	7.44%	12/2027	1,478	1,464	0.1	1,478
Messenger, LLC	One stop	SF + 5.75%	(l)	7.38%	12/2027	741	734	0.1	741
Messenger, LLC	One stop	P + 4.75%	(d)	9.50%	12/2027	16	15	—	16
						7,091	7,024	0.6	7,091
Pharmaceuticals
ACP Ulysses Buyer, Inc.#~	Senior loan	L + 5.50%	(a)	7.17%	02/2026	10,337	10,247	0.8	10,233
Amalthea Parent, Inc.#~+(8)(11)	One stop	L + 4.75%	(a)	6.42%	03/2027	22,658	22,443	1.9	22,658
Amalthea Parent, Inc.(5)(8)(11)	One stop	SF + 4.75%		N/A(6)	03/2027	—	(3)	—	—
Amalthea Parent, Inc.(5)(8)(11)	One stop	SF + 4.75%		N/A(6)	03/2027	—	(10)	—	—
Amalthea Parent, Inc.(5)(8)(11)	One stop	SF + 4.75%		N/A(6)	03/2027	—	(62)	—	—
Caerus Midco 3 S.A.R.L.#(8)(13)	One stop	SF + 5.50%	(n)	7.25%	05/2029	12,832	12,579	1.0	12,576
Caerus Midco 3 S.A.R.L.(5)(8)(13)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(5)	—	(5)
Caerus Midco 3 S.A.R.L.(5)(8)(13)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(19)	—	(19)
Cobalt Buyer Sub, Inc.#	One stop	L + 5.25%	(a)	6.92%	10/2028	4,526	4,445	0.4	4,526
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)	6.89%	10/2027	36	34	—	36
Cobalt Buyer Sub, Inc.(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(14)	—	—
Spark Bidco Limited#(8)(9)(10)	Senior loan	SN + 4.75%	(j)	5.94%	08/2028	10,268	11,451	0.8	10,268
Spark Bidco Limited(8)(9)(10)	Senior loan	SN + 4.75%	(j)	5.94%	08/2028	1,245	1,291	0.1	1,245
Spark Bidco Limited(5)(8)(9)(10)	Senior loan	SN + 4.75%		N/A(6)	02/2028	—	(2)	—	—
						61,902	62,375	5.0	61,518
Professional Services
Citrin Cooperman Advisors LLC(5)	One stop	SF + 5.00%		N/A(6)	10/2027	—	(27)	—	(28)
Eliassen Group, LLC#	One stop	SF + 5.75%	(m)	7.80%	04/2028	748	741	0.1	740
Eliassen Group, LLC(5)	One stop	SF + 5.75%		N/A(6)	04/2028	—	(2)	—	(1)
Filevine, Inc.#	One stop	SF + 6.50%	(n)	5.42% cash/2.50% PIK	04/2027	2,553	2,511	0.2	2,511
Filevine, Inc.	One stop	SF + 6.50%		N/A(6)	04/2027	—	—	—	—
IG Investments Holdings, LLC#	One stop	L + 6.00%	(b)	8.25%	09/2028	3,023	2,971	0.3	3,023
IG Investments Holdings, LLC	One stop	P + 5.00%	(d)	9.75%	09/2027	12	11	—	12
NBG Acquisition Corp. and NBG-P Acquisition Corp.#~	One stop	L + 5.25%	(b)	6.49%	11/2028	26,800	26,617	2.2	26,598
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(a)	6.90%	11/2028	397	341	—	335
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(b)	6.62%	11/2028	42	40	—	40
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(12)	—	(12)
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%		N/A(6)	11/2028	—	—	—	—
Net Health Acquisition Corp.#	One stop	L + 5.75%	(a)	7.42%	12/2025	1,454	1,444	0.2	1,454
Net Health Acquisition Corp.~	One stop	L + 5.75%	(a)	7.42%	12/2025	851	843	0.1	851
Net Health Acquisition Corp.~	One stop	L + 5.75%	(a)	7.42%	12/2025	732	725	0.1	732
Net Health Acquisition Corp.~	One stop	L + 5.75%	(a)	7.42%	12/2025	460	455	—	460
Net Health Acquisition Corp.~	One stop	L + 5.75%	(a)	7.42%	12/2025	109	108	—	109
Net Health Acquisition Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(1)	—	—
PlanSource Holdings, Inc. +	One stop	L + 6.25%	(c)	7.25%	04/2025	2,818	2,798	0.2	2,818
PlanSource Holdings, Inc.	One stop	L + 6.25%	(c)	7.25%	04/2025	556	553	—	556
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PlanSource Holdings, Inc. #	One stop	L + 6.25%	(c)	7.25%	04/2025	$484	$481	—%	$484
PlanSource Holdings, Inc. (5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
ProcessMAP Corporation#	One stop	L + 6.25%	(b)	4.75% cash/3.75% PIK	12/2027	1,730	1,715	0.1	1,696
ProcessMAP Corporation(5)	One stop	L + 6.00%		N/A(6)	12/2027	—	—	—	(1)
Procure Acquireco, Inc.#~	One stop	L + 5.50%	(c)	8.25%	12/2028	7,822	7,750	0.6	7,822
Procure Acquireco, Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(1)	—	—
Procure Acquireco, Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(41)	—	—
						50,591	50,019	4.1	50,199

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
Inhabit IQ Inc.	One stop	L + 6.00%	(b)	7.57%	07/2025	$16,644	$16,513	1.4%	$16,644
Inhabit IQ Inc.+	One stop	L + 6.00%	(b)	7.57%	07/2025	9,463	9,389	0.8	9,463
Inhabit IQ Inc.~	One stop	L + 6.00%	(b)	7.57%	07/2025	2,729	2,715	0.2	2,729
Inhabit IQ Inc.~	One stop	L + 6.00%	(b)	7.57%	07/2025	2,550	2,525	0.2	2,550
Inhabit IQ Inc.~	One stop	L + 6.00%	(b)	7.57%	07/2025	1,102	1,097	0.1	1,102
Inhabit IQ Inc.	One stop	L + 6.00%	(b)	7.57%	07/2025	899	894	0.1	899
Inhabit IQ Inc.#	One stop	L + 6.00%	(b)	7.57%	07/2025	696	689	0.1	696
Inhabit IQ Inc.	One stop	L + 6.00%	(b)	7.57%	07/2025	388	386	—	388
Inhabit IQ Inc.	One stop	L + 6.00%	(b)	7.57%	07/2025	330	328	—	330
Inhabit IQ Inc.	One stop	L + 6.00%	(b)	7.57%	07/2025	328	327	—	328
Inhabit IQ Inc.	One stop	L + 6.00%	(b)	7.57%	07/2025	259	258	—	259
Inhabit IQ Inc.	One stop	L + 6.00%	(b)	7.57%	07/2025	137	136	—	137
Inhabit IQ Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2025	—	(1)	—	—
MRI Software LLC~+	One stop	L + 5.50%	(b)	7.75%	02/2026	15,200	15,125	1.2	15,200
MRI Software LLC~+	One stop	L + 5.50%	(b)	7.75%	02/2026	5,010	4,957	0.4	5,010
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	—
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(7)	—	—
RPL Bidco Limited(8)(9)(10)	One stop	SN + 5.75%	(j)	6.94%	08/2028	7,649	8,599	0.6	7,496
RPL Bidco Limited#(8)(9)(10)	One stop	A + 5.75%	(g)	5.78%	08/2028	890	937	0.1	872
RPL Bidco Limited(5)(8)(9)(10)	One stop	SN + 5.75%		N/A(6)	02/2028	—	—	—	(1)
						64,274	64,865	5.2	64,102
Road & Rail
Channelside Acquisitona Co, Inc.#	One stop	L + 5.50%	(b)	7.75%	07/2028	1,237	1,214	0.1	1,226
Channelside Acquisitona Co, Inc.	One stop	L + 5.50%	(a)	7.04%	07/2026	5	4	—	5
Channelside Acquisitona Co, Inc.(5)	One stop	L + 5.25%		N/A(6)	07/2028	—	(5)	—	(4)
Internet Truckstop Group LLC~	One stop	L + 5.50%	(b)	7.76%	04/2025	7,783	7,661	0.6	7,705
Internet Truckstop Group LLC#	One stop	L + 5.50%	(b)	7.76%	04/2025	3,423	3,387	0.3	3,389
Internet Truckstop Group LLC(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(2)	—	(1)
						12,448	12,259	1.0	12,320

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
AgKnowledge Holdings Company, Inc.	Senior loan	L + 4.75%	(c)	6.25%	07/2023	$58	$56	—%	$56
Anaplan, Inc.#	One stop	SF + 6.50%	(l)	8.01%	06/2029	14,840	14,692	1.2	14,692
Anaplan, Inc.(5)	One stop	SF + 6.50%		N/A(6)	06/2028	—	(2)	—	(2)
Appfire Technologies, LLC~+	One stop	SF + 5.50%	(m)	7.70%	03/2027	14,090	13,915	1.2	13,985
Appfire Technologies, LLC	One stop	SF + 5.50%	(m)	7.70%	03/2027	13	11	—	12
Appfire Technologies, LLC(5)	One stop	SF + 5.50%		N/A(6)	03/2027	—	(4)	—	(6)
Appfire Technologies, LLC(5)	One stop	SF + 5.50%		N/A(6)	03/2027	—	(21)	—	(21)
Apptio, Inc. +	One stop	L + 6.00%	(a)	7.25%	01/2025	12,605	12,498	1.0	12,605
Apptio, Inc.	One stop	L + 6.00%	(a)	7.25%	01/2025	38	38	—	38
Aras Corporation+	One stop	L + 7.00%	(b)	4.27% cash/3.75% PIK	04/2027	5,502	5,459	0.5	5,502
Aras Corporation(5)	One stop	L + 6.50%		N/A(6)	04/2027	—	(1)	—	—
Armstrong Bidco Limited#(8)(9)(10)	One stop	SN + 5.75%	(j)	6.94%	06/2029	1,806	1,808	0.2	1,761
Armstrong Bidco Limited(8)(9)(10)	One stop	SN + 5.75%		N/A(6)	06/2029	—	—	—	—
Auvik Networks Inc.+(8)(11)	One stop	L + 5.75%	(b)	4.24% cash/2.75% PIK	07/2027	3,005	2,980	0.2	2,929
Auvik Networks Inc.#(8)(11)	One stop	SF + 6.25%	(m)	4.83% cash/3.25% PIK	07/2027	544	538	0.1	538
Auvik Networks Inc.(5)(8)(11)	One stop	L + 5.50%		N/A(6)	07/2027	—	(1)	—	(2)
Axiom Merger Sub Inc.	One stop	L + 5.50%	(b)(c)	7.06%	04/2026	1,132	1,119	0.1	1,132
Axiom Merger Sub Inc.#	One stop	L + 5.50%	(c)	7.05%	04/2026	974	966	0.1	974
Axiom Merger Sub Inc.(8)(9)	One stop	E + 5.75%	(e)(f)	5.75%	04/2026	439	466	0.1	439
Axiom Merger Sub Inc.	One stop	L + 5.50%	(c)	6.50%	04/2026	43	41	—	43
Axiom Merger Sub Inc.(5)	One stop	L + 5.50%		N/A(6)	10/2025	—	(1)	—	—
Azul Systems, Inc.~	Senior loan	L + 4.50%	(b)	6.75%	04/2027	9,492	9,427	0.8	9,492
Azul Systems, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(1)	—	—
Bayshore Intermediate #2, L.P.+	One stop	L + 7.75%	(a)	8.87%	10/2028	26,963	26,452	2.2	26,963
Bayshore Intermediate #2, L.P.(5)	One stop	L + 6.75%		N/A(6)	10/2027	—	(3)	—	—
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(b)	6.50%	07/2026	568	564	—	568
Bearcat Buyer, Inc.	Senior loan	L + 4.25%	(b)	6.50%	07/2026	201	200	—	201
Bearcat Buyer, Inc.#	Senior loan	L + 4.25%	(b)	6.50%	07/2026	150	149	—	150
Bearcat Buyer, Inc.	Senior loan	L + 4.25%		N/A(6)	07/2024	—	—	—	—
Bonterra LLC#+	One stop	L + 6.50%	(b)	8.75%	09/2027	25,775	25,442	2.1	25,775
Bonterra LLC	One stop	L + 6.50%	(b)	8.75%	09/2027	122	119	—	122
Bonterra LLC(5)	One stop	L + 6.50%		N/A(6)	09/2027	—	(41)	—	—
Bottomline Technologies, Inc.#	One stop	SF + 5.50%	(l)	6.74%	05/2029	13,737	13,468	1.1	13,462
Bottomline Technologies, Inc.(5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(4)	—	(4)
Bullhorn, Inc.#~	One stop	L + 5.75%	(b)	8.00%	09/2026	13,306	13,142	1.1	13,306
Bullhorn, Inc.(8)(9)	One stop	SN + 6.00%	(j)	7.19%	09/2026	2,350	2,346	0.2	2,350
Bullhorn, Inc.#~	One stop	L + 5.75%	(b)	8.00%	09/2026	2,312	2,293	0.2	2,312
Bullhorn, Inc.	One stop	L + 5.75%	(b)	8.00%	09/2026	1,459	1,442	0.1	1,459
Bullhorn, Inc.#(8)(9)	One stop	E + 5.75%	(e)	5.75%	09/2026	914	942	0.1	914
Bullhorn, Inc.	One stop	L + 5.75%	(b)	8.00%	09/2026	654	646	0.1	654
Bullhorn, Inc.	One stop	L + 5.75%	(b)	8.00%	09/2026	521	515	—	521
Bullhorn, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(3)	—	—
Bullhorn, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2026	—	(4)	—	—
Burning Glass Intermediate Holdings Company, Inc.#	One stop	L + 5.00%	(a)	6.67%	06/2028	3,815	3,750	0.3	3,815
Burning Glass Intermediate Holdings Company, Inc.	One stop	L + 5.00%	(a)(b)	6.43%	06/2026	42	40	—	42
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Calabrio, Inc. #+	One stop	L + 7.00%	(b)	9.25%	04/2027	$21,174	$20,920	1.7%	$21,174
Calabrio, Inc. (5)	One stop	L + 7.00%		N/A(6)	04/2027	—	(4)	—	—
Community Brands Parentco LLC#	One stop	SF + 5.75%	(l)	7.38%	02/2028	2,574	2,526	0.2	2,549
Community Brands Parentco LLC(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(1)	—	(1)
Community Brands Parentco LLC(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(3)	—	(4)
Daxko Acquisition Corporation~+	One stop	L + 5.50%	(a)	7.17%	10/2028	12,591	12,477	1.0	12,339
Daxko Acquisition Corporation	One stop	L + 5.50%	(a)	7.17%	10/2028	1,062	1,048	0.1	1,040
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2027	—	(2)	—	(3)
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(4)	—	(10)
Diligent Corporation~+	One stop	L + 6.25%	(b)(c)	9.13%	08/2025	27,562	27,376	2.2	27,562
Diligent Corporation+	One stop	L + 5.75%	(b)(c)	8.63%	08/2025	2,341	2,324	0.2	2,309
Diligent Corporation	One stop	L + 6.25%	(b)(c)	9.13%	08/2025	683	672	0.1	683
Diligent Corporation	One stop	L + 6.25%	(c)	8.49%	08/2025	436	434	—	436
Diligent Corporation	One stop	L + 6.25%	(b)(c)	9.13%	08/2025	431	400	—	431
Dragon UK Bidco Limited#(8)(9)(10)	One stop	SN + 6.00%	(j)	7.19%	02/2029	6,865	7,329	0.6	6,797
Dragon UK Bidco Limited(8)(9)(10)	One stop	C + 6.00%	(i)	6.00%	02/2029	4,422	4,422	0.4	4,378
Dragon UK Bidco Limited(5)(8)(9)(10)	One stop	SN + 6.00%		N/A(6)	02/2029	—	—	—	(16)
FirstUp, Inc+	One stop	L + 6.75%	(b)	5.50% cash/3.50% PIK	07/2027	3,285	3,258	0.3	3,285
FirstUp, Inc(5)	One stop	L + 6.25%		N/A(6)	07/2027	—	(1)	—	—
Gainsight, Inc.+	One stop	L + 6.75%	(b)	7.99% PIK	07/2027	4,214	4,154	0.3	4,214
Gainsight, Inc.(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(2)	—	—
GS Acquisitionco, Inc.#~+	One stop	L + 5.75%	(b)(c)	7.26%	05/2026	39,104	38,867	3.2	38,713
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)	8.63%	05/2026	44	43	—	42
GS Acquisitionco, Inc.(5)	One stop	L + 5.75%		N/A(6)	05/2026	—	(6)	—	(28)
ICIMS, Inc.+	One stop	L + 6.50%	(b)	7.72%	09/2024	3,240	3,218	0.3	3,240
ICIMS, Inc.+	One stop	L + 6.50%	(b)	7.72%	09/2024	1,065	1,060	0.1	1,065
ICIMS, Inc.+	One stop	L + 6.50%	(b)	7.72%	09/2024	621	618	0.1	621
ICIMS, Inc.	One stop	L + 6.50%	(b)	7.72%	09/2024	44	44	—	44
IQN Holding Corp. #	One stop	SF + 5.50%	(m)	6.90%	05/2029	7,603	7,513	0.6	7,527
IQN Holding Corp. (5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(1)	—	(1)
IQN Holding Corp. (5)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(28)	—	(18)
Juvare, LLC~	One stop	L + 5.75%	(b)	8.00%	10/2026	3,012	2,984	0.2	3,012
Juvare, LLC	One stop	L + 5.75%	(b)	8.00%	10/2026	695	689	0.1	695
Juvare, LLC	One stop	L + 5.75%	(b)	7.08%	10/2026	221	211	—	221
Juvare, LLC	One stop	L + 5.75%	(b)	7.98%	04/2026	35	34	—	35
Kaseya Inc.#	One stop	SF + 5.75%	(n)	8.29%	06/2029	13,893	13,547	1.1	13,754
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(4)	—	(3)
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(8)	—	(8)
Mindbody, Inc.+	One stop	L + 8.50%	(c)	8.38% cash/1.50% PIK	02/2025	12,066	12,015	1.0	12,066
Mindbody, Inc.+	One stop	L + 8.50%	(c)	8.38% cash/1.50% PIK	02/2025	1,358	1,348	0.1	1,358
Mindbody, Inc.(5)	One stop	L + 8.50%		N/A(6)	02/2025	—	(1)	—	—
Ministry Brands Holdings LLC#	One stop	L + 5.50%	(b)	7.75%	12/2028	9,751	9,660	0.8	9,556
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(2)	—	(3)
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(83)	—	(178)
Namely, Inc.+	One stop	L + 8.50%	(b)	8.25% cash/2.25% PIK	06/2024	2,185	2,111	0.2	2,185
Namely, Inc.+	One stop	L + 8.50%	(b)	8.50% cash/2.25% PIK	06/2024	823	797	0.1	823
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Namely, Inc.	One stop	L + 8.50%	(b)	8.25% cash/2.25% PIK	06/2024	$36	$36	—%	$36
Neo Bidco GMBH#(8)(9)(13)	One stop	E + 6.00%	(e)	6.00%	07/2028	2,674	2,977	0.2	2,674
Neo Bidco GMBH(8)(13)	One stop	L + 6.00%	(b)	8.23%	01/2028	30	30	—	30
Neo Bidco GMBH(8)(9)(13)	One stop	E + 6.00%		N/A(6)	01/2028	—	—	—	—
Newscycle Solutions, Inc.	Senior loan	L + 7.00%	(b)	9.25%	12/2022	53	53	—	53
PDI TA Holdings, Inc.~+	One stop	L + 4.50%	(b)	5.54%	10/2024	3,340	3,320	0.3	3,274
PDI TA Holdings, Inc.#	Second lien	L + 8.50%	(b)	9.57%	10/2025	1,356	1,342	0.1	1,329
PDI TA Holdings, Inc.	One stop	L + 4.50%	(b)(c)	5.54%	10/2024	444	442	—	435
PDI TA Holdings, Inc.(8)(9)	One stop	SN + 4.50%	(j)	5.69%	10/2024	428	473	—	420
PDI TA Holdings, Inc.+	One stop	L + 4.50%	(b)	5.54%	10/2024	274	272	—	269
PDI TA Holdings, Inc.#	Second lien	L + 8.50%	(c)	9.50%	10/2025	274	272	—	268
PDI TA Holdings, Inc.	One stop	L + 4.50%	(b)	5.54%	10/2024	205	200	—	190
PDI TA Holdings, Inc.	Second lien	L + 8.50%	(b)(c)	9.54%	10/2025	149	148	—	146
Personify, Inc.~	One stop	L + 5.25%	(b)	7.50%	09/2024	3,094	3,083	0.3	3,094
Personify, Inc.#	One stop	L + 5.25%	(b)	7.50%	09/2024	1,865	1,853	0.2	1,865
Personify, Inc.	One stop	L + 5.25%		N/A(6)	09/2024	—	—	—	—
Pluralsight, LLC+	One stop	L + 8.00%	(c)	9.49%	03/2027	9,346	9,271	0.8	9,346
Pluralsight, LLC(5)	One stop	L + 8.00%		N/A(6)	03/2027	—	(1)	—	—
ProcessUnity Holdings, LLC+	One stop	L + 6.00%	(b)	8.25%	09/2028	1,793	1,777	0.1	1,793
ProcessUnity Holdings, LLC	One stop	L + 6.00%	(a)	7.63%	09/2028	14	13	—	14
ProcessUnity Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(3)	—	—
Pyramid Healthcare Acquisition Corp.#	One stop	L + 4.75%	(c)	5.75%	05/2027	7,265	7,206	0.6	7,265
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(c)	5.75%	05/2027	345	342	—	345
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(c)	5.75%	05/2027	213	212	—	213
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(c)	5.75%	05/2027	71	70	—	71
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(a)	6.42%	05/2027	62	62	—	62
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	7.00%	05/2027	58	58	—	58
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(c)	5.75%	05/2027	58	58	—	58
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(c)	6.25%	05/2027	40	26	—	40
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	5.99%	05/2027	23	23	—	23
Pyramid Healthcare Acquisition Corp.(5)	One stop	L + 4.75%		N/A(6)	05/2027	—	(2)	—	—
QAD, Inc.#	One stop	L + 6.00%	(a)	7.67%	11/2027	34,749	34,439	2.8	34,749
QAD, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2027	—	(4)	—	—
Quant Buyer, Inc.#	One stop	SF + 5.25%	(m)	6.68%	06/2029	1,257	1,245	0.1	1,245
Quant Buyer, Inc.	One stop	SF + 5.25%	(m)	6.72%	06/2029	251	237	—	237
Quant Buyer, Inc.(5)	One stop	SF + 5.25%		N/A(6)	06/2029	—	(1)	—	(2)
RegEd Aquireco, LLC#	Senior loan	L + 4.25%	(a)	5.92%	12/2024	1,196	1,191	0.1	1,172
RegEd Aquireco, LLC	Senior loan	P + 3.25%	(a)(d)	7.09%	12/2024	105	104	—	102
Riskonnect Parent, LLC#	One stop	L + 5.50%	(c)	6.30%	12/2028	31,245	30,958	2.5	30,933
Riskonnect Parent, LLC(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(3)	—	(4)
Riskonnect Parent, LLC(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(35)	—	(38)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L + 6.25%	(a)	7.92%	05/2027	1,760	1,746	0.1	1,760
Rodeo Buyer Company & Absorb Software Inc.(5)	One stop	L + 6.25%		N/A(6)	05/2027	—	(1)	—	—
Sapphire Bidco Oy(8)(9)(10)	One stop	E + 6.00%		N/A(6)	04/2029	—	—	—	—
Sapphire Bidco Oy(8)(9)(10)	One stop	E + 6.00%		N/A(6)	04/2029	—	—	—	—
Sonatype, Inc.#	One stop	SF + 6.75%	(n)	7.75%	12/2025	15,238	15,137	1.2	15,238
Sonatype, Inc.+	One stop	SF + 6.75%	(n)	7.75%	12/2025	12,912	12,838	1.1	12,912
Sonatype, Inc.(5)	One stop	SF + 6.75%		N/A(6)	12/2025	—	(2)	—	—
Spartan Buyer Acquisition Co.#+	One stop	L + 6.25%	(a)	7.92%	12/2026	12,579	12,463	1.0	12,579
Spartan Buyer Acquisition Co.#	One stop	L + 6.25%	(a)	7.92%	12/2026	808	795	0.1	808
Spartan Buyer Acquisition Co.(5)	One stop	L + 6.25%		N/A(6)	12/2026	—	(2)	—	—
Tahoe Bidco B.V. +	One stop	L + 6.00%	(a)	7.12%	09/2028	5,122	5,076	0.4	5,122
Tahoe Bidco B.V. (5)	One stop	L + 6.00%		N/A(6)	10/2027	—	(1)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Telesoft Holdings LLC#~	One stop	L + 5.75%	(a)(c)	8.26%	12/2025	$20,797	$20,521	1.7%	$20,797
Telesoft Holdings LLC	One stop	L + 5.75%	(a)	7.42%	12/2025	12	9	—	12
TI Intermediate Holdings, LLC~	Senior loan	L + 4.25%	(a)	5.92%	12/2024	806	801	0.1	801
TI Intermediate Holdings, LLC#	Senior loan	L + 4.25%	(a)	5.92%	12/2024	216	213	—	215
TI Intermediate Holdings, LLC	Senior loan	L + 4.25%	(a)	5.92%	12/2024	102	100	—	101
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	6.17%	12/2024	56	54	—	56
TI Intermediate Holdings, LLC#	Senior loan	L + 4.50%	(a)	6.17%	12/2024	38	37	—	38
TI Intermediate Holdings, LLC	Senior loan	L + 4.25%		N/A(6)	12/2024	—	—	—	—
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	1,925	1,908	0.2	1,925
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(c)	9.13%	03/2025	1,274	1,265	0.1	1,274
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(c)	9.13%	03/2025	854	847	0.1	854
Togetherwork Holdings, LLC	One stop	L + 6.25%	(c)	9.13%	03/2025	741	736	0.1	741
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	492	488	—	492
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	470	466	—	470
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	465	461	—	465
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	433	429	—	433
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	397	394	—	397
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	298	295	—	298
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	199	197	—	199
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	179	178	—	179
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	84	83	—	84
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	81	80	—	81
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	17	17	—	17
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	16	16	—	16
Togetherwork Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	03/2024	—	(1)	—	—
Trintech, Inc.~	One stop	L + 6.00%	(b)	7.24%	12/2024	2,064	2,054	0.2	2,064
Trintech, Inc.~	One stop	L + 6.00%	(b)	7.24%	12/2024	1,027	1,022	0.1	1,027
Trintech, Inc.	One stop	L + 6.00%	(b)	7.24%	12/2024	50	49	—	50
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)	One stop	N/A		4.50% cash/3.99% PIK	05/2024	1,970	2,110	0.1	1,674
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)	One stop	N/A		4.50% cash/3.99% PIK	05/2024	65	70	—	56
Vendavo, Inc.#	One stop	L + 5.75%	(b)	7.44%	09/2027	8,351	8,288	0.7	8,268
Vendavo, Inc.(5)	One stop	L + 5.75%		N/A(6)	09/2027	—	(1)	—	(2)
WebPT, Inc.	Senior loan	L + 6.75%	(b)	8.32%	01/2028	305	301	—	301
Workforce Software, LLC+	One stop	L + 7.25%	(b)	5.82% cash/3.00% PIK	07/2025	11,265	11,119	0.9	11,265
Workforce Software, LLC+	One stop	L + 7.25%	(b)	5.82% cash/3.00% PIK	07/2025	1,991	1,991	0.2	1,991
Workforce Software, LLC#	One stop	L + 7.25%	(b)	5.82% cash/3.00% PIK	07/2025	1,414	1,390	0.1	1,414
Workforce Software, LLC	One stop	L + 6.50%	(b)	7.89%	07/2025	88	87	—	88
Workforce Software, LLC(5)	One stop	L + 4.00%		N/A(6)	07/2025	—	(12)	—	—
						550,144	545,242	44.6	546,983
Specialty Retail
Ave Holdings III, Corp#	One stop	SF + 5.50%	(m)	7.70%	02/2028	1,674	1,642	0.2	1,657
Ave Holdings III, Corp(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(3)	—	(1)
Ave Holdings III, Corp(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(160)	—	(170)
Consilio Midco Limited#(8)(9)(10)	One stop	E + 6.00%	(e)	6.00%	05/2028	27,825	29,831	2.3	27,547
Consilio Midco Limited#(8)(10)	One stop	SF + 5.75%	(m)	7.95%	05/2028	5,945	5,886	0.5	5,886
Consilio Midco Limited#(8)(10)	One stop	SF + 5.75%	(m)	7.95%	05/2028	4,483	4,407	0.4	4,438
Consilio Midco Limited(8)(10)	One stop	SF + 5.75%	(m)	7.95%	05/2028	839	824	0.1	830
Consilio Midco Limited(8)(10)	One stop	SF + 5.75%	(m)	7.95%	05/2028	558	552	0.1	552
Consilio Midco Limited(8)(10)	One stop	SF + 5.75%	(m)	7.95%	05/2028	285	278	—	282
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Consilio Midco Limited(5)(8)(10)	One stop	SF + 5.75%		N/A(6)	05/2028	$—	$(2)	—%	$(1)
Consilio Midco Limited(5)(8)(9)(10)	One stop	E + 6.00%		N/A(6)	05/2028	—	(12)	—	(12)
Consilio Midco Limited(5)(8)(10)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(1)	—	(1)
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	1,836	1,826	0.2	1,836
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	1,598	1,589	0.2	1,598
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	1,512	1,508	0.2	1,512
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	1,439	1,433	0.2	1,439
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	1,101	1,098	0.1	1,101
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	1,064	1,058	0.1	1,064
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	871	868	0.1	871
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	862	857	0.1	862
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	793	788	0.1	793
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	743	740	0.1	743
Imperial Optical Midco Inc.#	One stop	L + 6.75%	(a)	8.42%	08/2023	644	641	0.1	644
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	637	634	0.1	637
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	614	612	0.1	614
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	597	593	0.1	597
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	594	592	0.1	594
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	560	557	0.1	560
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	553	550	0.1	553
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	537	534	0.1	537
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	527	524	0.1	527
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	484	482	0.1	484
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	442	441	0.1	442
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	441	439	0.1	441
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	440	439	0.1	440
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	415	410	—	415
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	407	404	—	407
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	403	401	—	403
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	381	379	—	381
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	374	372	—	374
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	373	370	—	373
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	371	369	—	371
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	350	347	—	350
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	345	344	—	345
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	339	337	—	339
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	319	317	—	319
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	310	309	—	310
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	286	285	—	286
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	266	265	—	266
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	257	255	—	257
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	251	248	—	251
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	250	249	—	250
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	246	245	—	246
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	244	242	—	244
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	243	242	—	243
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	213	212	—	213
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	193	192	—	193
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	193	192	—	193
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	192	191	—	192
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	189	188	—	189
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	187	186	—	187
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	$183	$182	—%	$183
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	177	176	—	177
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	175	174	—	175
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	175	174	—	175
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	175	174	—	175
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	173	172	—	173
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	170	169	—	170
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	162	161	—	162
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	160	159	—	160
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	160	159	—	160
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	158	157	—	158
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	151	151	—	151
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	149	148	—	149
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	146	146	—	146
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	146	146	—	146
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	145	145	—	145
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	143	142	—	143
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	139	138	—	139
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	138	137	—	138
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	138	138	—	138
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	137	137	—	137
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	131	105	—	131
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	125	124	—	125
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	121	120	—	121
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	118	117	—	118
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	115	114	—	115
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	107	107	—	107
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	107	106	—	107
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	103	102	—	103
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	99	98	—	99
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	99	99	—	99
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	96	96	—	96
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	95	95	—	95
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	94	94	—	94
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	93	92	—	93
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	92	92	—	92
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	90	89	—	90
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	89	88	—	89
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	89	88	—	89
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	84	84	—	84
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	84	84	—	84
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	83	82	—	83
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	79	79	—	79
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	77	77	—	77
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	72	71	—	72
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	68	68	—	68
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	68	68	—	68
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	67	66	—	67
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	67	66	—	67
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	66	66	—	66
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	61	61	—	61
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	59	58	—	59
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	$57	$57	—%	$57
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	56	55	—	56
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	56	56	—	56
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	56	56	—	56
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	55	55	—	55
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	55	55	—	55
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	54	54	—	54
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	54	53	—	54
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	52	52	—	52
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	50	50	—	50
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	50	50	—	50
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	49	48	—	49
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	48	48	—	48
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	48	47	—	48
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	44	44	—	44
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	44	44	—	44
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	42	41	—	42
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	42	42	—	42
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	42	42	—	42
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	40	40	—	40
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	40	40	—	40
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	36	36	—	36
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	33	33	—	33
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	33	33	—	33
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	32	32	—	32
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	32	32	—	32
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	31	31	—	31
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	31	31	—	31
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	28	27	—	28
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	25	25	—	25
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	25	25	—	25
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	24	24	—	24
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	24	24	—	24
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	23	23	—	23
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	23	23	—	23
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	23	23	—	23
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	22	22	—	22
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	21	21	—	21
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	20	20	—	20
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	20	20	—	20
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	17	17	—	17
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	17	17	—	17
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	17	17	—	17
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	16	16	—	16
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	15	15	—	15
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	15	15	—	15
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	15	15	—	15
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	15	15	—	15
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	14	14	—	14
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	13	13	—	13
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	13	13	—	13
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	12	12	—	12
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	$12	$12	—%	$12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	11	11	—	11
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	11	11	—	11
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	10	10	—	10
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	10	10	—	10
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	9	9	—	9
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	9	9	—	9
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	8	8	—	8
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	8	8	—	8
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	8	8	—	8
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	6	6	—	6
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	6	6	—	6
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	5	5	—	5
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	4	4	—	4
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	4	4	—	4
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	4	4	—	4
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	4	4	—	4
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	8.42%	08/2023	3	3	—	3
Jet Equipment & Tools Ltd.(8)(9)(11)	One stop	C + 6.25%	(h)	8.39%	11/2024	4,249	4,156	0.3	4,249
Jet Equipment & Tools Ltd.#(8)(11)	One stop	SF + 6.25%	(l)	7.88%	11/2024	3,296	3,278	0.3	3,296
Jet Equipment & Tools Ltd.#(8)(11)	One stop	SF + 6.25%	(l)	7.88%	11/2024	1,345	1,333	0.1	1,345
Jet Equipment & Tools Ltd.#(8)(9)(11)	One stop	C + 6.25%	(h)	8.39%	11/2024	1,329	1,288	0.1	1,329
Jet Equipment & Tools Ltd.#(8)(11)	One stop	SF + 6.25%	(l)	7.88%	11/2024	1,013	1,008	0.1	1,013
Jet Equipment & Tools Ltd.#(8)(11)	One stop	SF + 6.25%	(l)	7.88%	11/2024	390	387	—	390
Jet Equipment & Tools Ltd.(8)(11)	One stop	SF + 6.25%	(d)(l)	8.37%	11/2024	143	143	—	143
Jet Equipment & Tools Ltd.(8)(9)(11)	One stop	C + 6.25%	(h)(o)	8.41%	11/2024	78	78	—	78
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	8.01%	05/2023	1,711	1,699	0.1	1,711
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	8.17%	05/2023	1,670	1,670	0.1	1,670
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	8.17%	05/2023	1,517	1,507	0.1	1,517
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	8.17%	05/2023	1,260	1,252	0.1	1,260
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	8.17%	05/2023	1,139	1,134	0.1	1,139
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	8.17%	05/2023	1,131	1,126	0.1	1,131
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	8.17%	05/2023	900	894	0.1	900
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	8.17%	05/2023	857	853	0.1	857
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	8.17%	05/2023	839	835	0.1	839
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	8.17%	05/2023	837	833	0.1	837
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	8.17%	05/2023	$763	$759	0.1%	$763
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	8.17%	05/2023	722	719	0.1	722
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	8.17%	05/2023	714	710	0.1	714
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	8.17%	05/2023	712	709	0.1	712
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	8.17%	05/2023	702	699	0.1	702
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	8.17%	05/2023	701	697	0.1	701
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	8.17%	05/2023	591	589	—	591
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	8.17%	05/2023	506	503	—	506
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	8.17%	05/2023	498	496	—	498
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	8.17%	05/2023	407	405	—	407
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	8.17%	05/2023	399	397	—	399
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	8.17%	05/2023	368	366	—	368
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	8.17%	05/2023	354	353	—	354
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	8.17%	05/2023	352	350	—	352
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	8.17%	05/2023	343	343	—	343
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	8.17%	05/2023	319	317	—	319
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	8.17%	05/2023	267	266	—	267
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	8.17%	05/2023	266	265	—	266
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	8.17%	05/2023	252	251	—	252
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	8.17%	05/2023	205	205	—	205
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	8.17%	05/2023	203	203	—	203
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	8.17%	05/2023	182	181	—	182
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	8.17%	05/2023	148	146	—	148
PPV Intermediate Holdings II, LLC	One stop	L + 6.50%	(a)	8.17%	05/2023	144	143	—	144
PPV Intermediate Holdings II, LLC	One stop	P + 5.50%	(d)	10.25%	05/2023	60	59	—	60
PPV Intermediate Holdings II, LLC~	One stop	L + 6.50%	(a)	8.17%	05/2023	44	44	—	44
PPV Intermediate Holdings II, LLC	One stop	N/A		7.90% PIK	05/2023	10	10	—	10
Sola Franchise, LLC and Sola Salon Studios, LLC#~	One stop	SF + 4.75%	(m)	6.95%	10/2024	1,856	1,845	0.2	1,856
Sola Franchise, LLC and Sola Salon Studios, LLC~	One stop	SF + 4.75%	(m)	6.95%	10/2024	658	656	0.1	658
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	SF + 4.75%		N/A(6)	10/2024	—	—	—	—
Titan Fitness, LLC#	One stop	L + 6.75%	(a)(b)	6.06% cash/2.00% PIK	02/2025	6,746	6,704	0.5	6,341
Titan Fitness, LLC	One stop	L + 6.75%	(b)	5.75% cash/2.00% PIK	02/2025	796	791	0.1	748
Titan Fitness, LLC	One stop	L + 6.75%	(b)	5.75% cash/2.00% PIK	02/2025	244	242	—	228
Vermont Aus Pty Ltd(8)(12)	One stop	SF + 5.50%	(m)	7.70%	03/2028	1,908	1,880	0.2	1,888
Vermont Aus Pty Ltd(8)(9)(12)	One stop	A + 5.75%	(g)	7.61%	03/2028	1,795	1,914	0.1	1,777
VSG Acquisition Corp. and Sherrill, Inc.#	One stop	SF + 5.50%	(m)	7.82%	04/2028	4,063	4,004	0.3	4,002
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop	SF+ 5.50%		N/A(6)	04/2028	—	(1)	—	(2)
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop	SF + 5.50%		N/A(6)	04/2028	—	(73)	—	(76)
						128,146	129,203	10.3	126,898
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles, Apparel and Luxury Goods
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L + 6.00%	(c)	7.34%	03/2028	393	$389	0.1%	$389
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L + 6.00%	(c)	7.34%	03/2028	196	194	—	194
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L + 6.00%	(c)	7.34%	03/2028	172	170	—	170
Dollfus Mieg Company, Inc.(5)(8)(9)(10)	One stop	E + 6.00%		N/A(6)	03/2028	—	(8)	—	(6)
QF Holdings, Inc.	Senior loan	L + 6.25%	(c)	7.54%	12/2027	305	301	—	301
						1,066	1,046	0.1	1,048
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.	One stop	L + 5.50%	(b)	7.54%	06/2028	6,368	6,264	0.6	6,352
Marcone Yellowstone Buyer Inc.#	One stop	L + 5.50%	(b)	7.75%	06/2028	6,018	5,906	0.5	6,003
Marcone Yellowstone Buyer Inc.#	One stop	L + 5.50%	(b)	7.75%	06/2028	1,374	1,350	0.1	1,370
Marcone Yellowstone Buyer Inc.	One stop	L + 5.50%	(b)	7.74%	06/2028	560	538	—	555
						14,320	14,058	1.2	14,280
Water Utilities
S.J. Electro Systems, Inc.#	Senior loan	L + 4.50%	(b)	5.74%	06/2027	2,159	2,141	0.2	2,094
S.J. Electro Systems, Inc.	Senior loan	L + 4.50%	(b)	5.74%	06/2027	1,132	1,100	0.1	1,098
S.J. Electro Systems, Inc.	Senior loan	L + 4.50%	(b)	5.74%	06/2027	75	73	—	69
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%	(b)(c)	6.62%	11/2026	166	153	—	144
Vessco Midco Holdings, LLC#	Senior loan	L + 4.50%	(c)	6.00%	11/2026	88	88	—	87
Vessco Midco Holdings, LLC	Senior loan	P + 3.50%	(d)	8.25%	10/2026	3	3	—	3
						3,623	3,558	0.3	3,495
Total debt investments						$2,163,735	$2,153,281	174.4%	$2,139,204
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(15)(16)
Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A	N/A	—	$320	—%	$294
Go Car Wash Parent, Corp.	Preferred stock	N/A	N/A	N/A	—	1,352	0.1	1,392
Go Car Wash Parent, Corp.	Common Stock	N/A	N/A	N/A	—	394	0.1	484
MOP GM Holding, LLC	LP units	N/A	N/A	N/A	—	134	—	220
POY Holdings, LLC	LLC units	N/A	N/A	N/A	305	305	0.1	534
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	N/A	—	93	—	227
						2,598	0.3	3,151
Biotechnology
Cobepa BlueSky Aggregator, SCSp	LP Interest	N/A	N/A	N/A	42	422	—	318

Building Products
BECO Holding Company, Inc.	Preferred stock	N/A	N/A	N/A	122	11,834	1.1	12,845
BECO Holding Company, Inc.	LP Interest	N/A	N/A	N/A	8	821	0.1	831
						12,655	1.2	13,676
Chemicals
Inhance Technologies Holdings LLC	Preferred stock	N/A	N/A	N/A	10	9,689	0.9	10,550
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	34	—	265
						9,723	0.9	10,815
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP Interest	N/A	N/A	N/A	233	233	—	243
EGD Security Systems, LLC	Common Stock	N/A	N/A	N/A	3,035	3,035	0.2	2,699
North Haven Stack Buyer, LLC	LLC units	N/A	N/A	N/A	156	157	—	149
PT Intermediate Holdings III, LLC	LLC units	N/A	N/A	N/A	8	778	0.1	789
Radwell Parent, LLC	LP units	N/A	N/A	N/A	1	120	—	120
						4,323	0.3	4,000
Containers and Packaging
Chase Intermediate	LP units	N/A	N/A	N/A	168	168	—	168

Diversified Consumer Services
CHHJ Midco, LLC(17)	LLC units	N/A	N/A	N/A	8	79	—	91
EMS LINQ, LLC	LP Interest	N/A	N/A	N/A	236	236	—	187
EWC Growth Partners LLC	LLC interest	N/A	N/A	N/A	—	25	—	10
HS Spa Holdings, Inc.	Common Stock	N/A	N/A	N/A	250	250	—	250
Liminex, Inc.	Common Stock	N/A	N/A	N/A	5	176	0.1	334
						766	0.1	872
Electronic Equipment, Instruments and Components
Electrical Source Holdings, LLC	LP Interest	N/A	N/A	N/A	—	6	0.1	650

Food & Staples Retailing
Mendocino Farms, LLC	Common Stock	N/A	N/A	N/A	59	257	0.1	602
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A	N/A	6	64	—	30
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A	N/A	—	4	—	5
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	103	103	—	137
Wood Fired Holding Corp.	Common Stock	N/A	N/A	N/A	103	—	—	344
						428	0.1	1,118
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC	Preferred stock	N/A	N/A	N/A	30	$40	—%	$40
Borrower R365 Holdings, LLC	LLC units	N/A	N/A	N/A	1	2	—	2
Borrower R365 Holdings, LLC	Common Stock	N/A	N/A	N/A	—	1	—	—
Borrower R365 Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	1	—	1
Kodiak Cakes, LLC	Common Stock	N/A	N/A	N/A	—	112	—	78
Kodiak Cakes, LLC	LLC units	N/A	N/A	N/A	76	76	—	72
Louisiana Fish Fry Products, Ltd.	Common Stock	N/A	N/A	N/A	—	212	—	172
P&P Food Safety Holdings, Inc.	Common Stock	N/A	N/A	N/A	1	142	—	104
						586	—	469
Health Care Technology
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	26	26	—	35
HSI Halo Acquisition, Inc.	LP Interest	N/A	N/A	N/A	—	75	—	99
HSI Halo Acquisition, Inc.	LP Interest	N/A	N/A	N/A	—	—	—	15
Symplr Software, Inc.	Preferred stock	N/A	N/A	N/A	3	2,818	0.3	2,927
Symplr Software, Inc.	Preferred stock	N/A	N/A	N/A	1	596	0.1	928
Symplr Software, Inc.	Preferred stock	N/A	N/A	N/A	—	340	—	388
Symplr Software, Inc.	Preferred stock	N/A	N/A	N/A	—	210	—	227
Symplr Software, Inc.	Common Stock	N/A	N/A	N/A	42	—	—	168
						4,065	0.4	4,787
Health Care Equipment & Supplies
Aspen Medical Products, LLC	LP Interest	N/A	N/A	N/A	—	17	—	23
Blue River Pet Care, LLC	Common Stock	N/A	N/A	N/A	—	207	0.1	441
CCSL Holdings, LLC	LP Interest	N/A	N/A	N/A	—	135	—	99
CMI Parent Inc.(17)	Common Stock	N/A	N/A	N/A	—	279	—	356
CMI Parent Inc.	Common Stock	N/A	N/A	N/A	5	5	—	399
						643	0.1	1,318
Health Care Providers & Services
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	LLC units	N/A	N/A	N/A	48	49	—	61
CRH Healthcare Purchaser, Inc.	LP Interest	N/A	N/A	N/A	102	50	—	259
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	445	0.1	604
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	192	—	202
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	—
Emerge Intermediate, Inc.	LLC units	N/A	N/A	N/A	—	165	—	174
Emerge Intermediate, Inc.	LLC units	N/A	N/A	N/A	—	10	—	12
Emerge Intermediate, Inc.	LLC units	N/A	N/A	N/A	2	2	—	—
Encorevet Group LLC	Common Stock	N/A	N/A	N/A	2	223	—	299
Encorevet Group LLC	LLC units	N/A	N/A	N/A	1	158	—	189
Krueger-Gilbert Health Physics, LLC	Common Stock	N/A	N/A	N/A	52	54	—	72
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	457	0.1	503
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A	N/A	—	13	—	17
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A	N/A	3	—	—	226
NDX Parent, LLC	Common Stock	N/A	N/A	N/A	—	106	—	79
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(11)	Common Stock	N/A	N/A	N/A	—	120	—	127
Suveto Buyer, LLC	Common Stock	N/A	N/A	N/A	2	241	—	178
						2,285	0.2	3,002

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants and Leisure
Freddy's Frozen Custard LLC	LP Interest	N/A	N/A	N/A	81	$81	—%	$107
Harri US LLC	LLC units	N/A	N/A	N/A	36	286	—	286
Harri US LLC	Preferred stock	N/A	N/A	N/A	31	198	—	215
Harri US LLC	Warrant	N/A	N/A	N/A	8	46	—	54
SSRG Holdings, LLC	LP Interest	N/A	N/A	N/A	40	399	0.1	538
Tropical Smoothie Cafe Holdings, LLC(17)	LP Interest	N/A	N/A	N/A	2	99	—	336
						1,109	0.1	1,536
Household Durables
Groundworks LLC	LLC interest	N/A	N/A	N/A	—	53	—	148

Insurance
Majesco	LP Interest	N/A	N/A	N/A	—	124	—	144
Majesco	LP Interest	N/A	N/A	N/A	28	—	—	21
Orchid Underwriters Agency, LLC(17)	LP Interest	N/A	N/A	N/A	23	—	—	2
						124	—	167
Internet and Catalog Retail
Revalize, Inc.	Preferred stock	N/A	N/A	N/A	8	7,472	0.6	7,739
Revalize, Inc.	Preferred stock	N/A	N/A	N/A	5	4,484	0.4	4,645
Revalize, Inc.	Preferred stock	N/A	N/A	N/A	3	2,681	0.2	2,675
						14,637	1.2	15,059
IT Services
Appriss Health Intermediate Holdings, Inc	Preferred stock	N/A	N/A	N/A	1	787	0.1	850
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	217	170	0.1	1,835
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	57	156	—	481
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	13	108	—	111
Arctic Wolfs Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Warrant	N/A	N/A	N/A	75	59	0.1	583
Critical Start, Inc.	Common Stock	N/A	N/A	N/A	118	118	—	118
Episerver, Inc.	Common Stock	N/A	N/A	N/A	17	173	—	226
Kentik Technologies, Inc.	Preferred stock	N/A	N/A	N/A	83	475	0.1	475
Netwrix Corporation	LLC units	N/A	N/A	N/A	5	9	—	9
PCS Intermediate II Holdings, LLC	LLC interest	N/A	N/A	N/A	13	126	—	158
Red Dawn SEI Buyer, Inc.	LP Interest	N/A	N/A	N/A	219	219	—	287
Saturn Borrower Inc.	LP units	N/A	N/A	N/A	139	139	—	52
						2,539	0.4	5,185
Leisure Products
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	15	24	—	37
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	10	16	—	25
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	9	13	—	21
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	8	12	—	18
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	3	5	—	8
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	—	—	—	1
						70	—	110
Life Sciences Tools & Services
PAS Parent Inc.	LP Interest	N/A	N/A	N/A	6	624	0.1	501
Reaction Biology Corporation	LLC units	N/A	N/A	N/A	—	244	0.1	244
						868	0.2	745
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Paper and Forest Products
Messenger, LLC	LLC units	N/A	N/A	N/A	2	$213	—%	$210
Messenger, LLC	LLC units	N/A	N/A	N/A	—	—	—	—
						213	—	210
Pharmaceuticals
Amalthea Parent, Inc.(8)(11)	LP Interest	N/A	N/A	N/A	199	199	—	369
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A	N/A	3	3,288	0.3	3,673
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A	N/A	—	72	—	66
Cobalt Buyer Sub, Inc.	Common Stock	N/A	N/A	N/A	1	1	—	—
						3,560	0.3	4,108
Professional Services
Enboarder, Inc.(8)(12)	Preferred stock	N/A	N/A	N/A	27	280	—	280
Filevine, Inc.	Preferred stock	N/A	N/A	N/A	141	892	0.1	892
Filevine, Inc.	Warrant	N/A	N/A	N/A	21	31	—	31
Net Health Acquisition Corp.	LP Interest	N/A	N/A	N/A	1	133	—	159
Procure Acquireco, Inc.	LP Interest	N/A	N/A	N/A	—	333	—	333
						1,669	0.1	1,695
Real Estate Management & Development
Inhabit IQ Inc.	Common Stock	N/A	N/A	N/A	11	60	—	86

Road & Rail
Internet Truckstop Group LLC	LP Interest	N/A	N/A	N/A	146	146	—	186

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.	LP Interest	N/A	N/A	N/A	577	$577	0.1%	$577
Aras Corporation	Preferred stock	N/A	N/A	N/A	—	396	0.1	454
Aras Corporation	LP Interest	N/A	N/A	N/A	121	121	—	118
Astute Holdings, Inc.	LP Interest	N/A	N/A	N/A	—	59	—	232
Auvik Networks Inc.(8)(11)	Preferred stock	N/A	N/A	N/A	11	111	—	122
Bayshore Intermediate #2, L.P.	Common Stock	N/A	N/A	N/A	1,746	1,746	0.2	1,658
Calabrio, Inc.	LP Interest	N/A	N/A	N/A	—	306	—	339
Calabrio, Inc.	LP Interest	N/A	N/A	N/A	38	—	—	—
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	30	341	—	362
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	15	93	—	166
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	27	40	—	251
Diligent Corporation	Preferred stock	N/A	N/A	N/A	7	6,499	0.6	7,294
FirstUp, Inc	Common Stock	N/A	N/A	N/A	84	205	—	149
GS Acquisitionco, Inc.	Preferred stock	N/A	N/A	N/A	9	9,247	0.8	10,021
GS Acquisitionco, Inc.	Preferred stock	N/A	N/A	N/A	3	2,908	0.3	3,051
GS Acquisitionco, Inc.	LP Interest	N/A	N/A	N/A	—	26	—	164
Impartner, Inc.	Preferred stock	N/A	N/A	N/A	11	90	—	95
Kaseya Inc.	Preferred stock	N/A	N/A	N/A	3	2,487	0.2	2,487
Kaseya Inc.	LP Interest	N/A	N/A	N/A	150	150	—	150
MetricStream, Inc.	Warrant	N/A	N/A	N/A	44	67	—	46
Ministry Brands Holdings LLC	LP Interest	N/A	N/A	N/A	361	361	—	233
mParticle, Inc.	Preferred stock	N/A	N/A	N/A	65	426	0.1	434
mParticle, Inc.	Warrant	N/A	N/A	N/A	28	6	—	151
Namely, Inc.	Warrant	N/A	N/A	N/A	24	163	—	136
Namely, Inc.	Warrant	N/A	N/A	N/A	8	14	—	—
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	Warrant	N/A	N/A	N/A	2	6	—	12
Personify, Inc.	LP Interest	N/A	N/A	N/A	163	171	—	319
Pyramid Healthcare Acquisition Corp.	Common Stock	N/A	N/A	N/A	73	73	—	112
QAD, Inc.	Preferred stock	N/A	N/A	N/A	—	441	0.1	441
QAD, Inc.	Common Stock	N/A	N/A	N/A	30	—	—	—
RegEd Aquireco, LLC	LP Interest	N/A	N/A	N/A	—	73	—	50
RegEd Aquireco, LLC	LP Interest	N/A	N/A	N/A	1	—	—	—
Riskonnect Parent, LLC	Preferred stock	N/A	N/A	N/A	8	7,959	0.6	7,752
Riskonnect Parent, LLC	LP Interest	N/A	N/A	N/A	378	378	—	323
SnapLogic, Inc.	Preferred stock	N/A	N/A	N/A	66	164	—	312
SnapLogic, Inc.	Warrant	N/A	N/A	N/A	25	18	—	81
Spartan Buyer Acquisition Co.	Common Stock	N/A	N/A	N/A	—	252	—	291
Telesoft Holdings LLC	LP Interest	N/A	N/A	N/A	131	131	—	132
						36,105	3.1	38,515
Specialty Retail
Ave Holdings III, Corp	Preferred stock	N/A	N/A	N/A	6	5,861	0.5	6,168
Ave Holdings III, Corp	LP units	N/A	N/A	N/A	1	644	0.1	644
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A	N/A	—	110	—	146
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A	N/A	—	42	—	54
Jet Equipment & Tools Ltd.(8)(9)(11)	LLC interest	N/A	N/A	N/A	—	173	0.1	572
PPV Intermediate Holdings II, LLC	LLC interest	N/A	N/A	N/A	113	113	—	330
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC interest	N/A	N/A	N/A	1	130	—	376
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC interest	N/A	N/A	N/A	—	26	—	86
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A	N/A	N/A	—	39	—	39
						7,138	0.7	8,415
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles, Apparel and Luxury Goods
MakerSights, Inc.	Preferred stock	N/A	N/A	N/A	16	$85	—%	$85

Total equity investments						$107,044	9.8%	$120,594

Total investments					$2,163,735	$2,260,325	184.2%	$2,259,798

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			1.34% (18)			$6,863	0.6%	$6,863
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (CUSIP 61747C707)			1.38% (18)			395	—	395
Total money market funds						$7,258	0.6%	$7,258

Total investments and money market funds						$2,267,583	184.8%	$2,267,056

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2022
(In thousands)

#	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 8).
~	Denotes that all or a portion of the loan secures the notes offered in the 2021 Debt Securitization (as defined in Note 8).
+	Denotes that all or a portion of the loan secures the notes offered in the 2022 Debt Securitization (as defined in Note 8).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars, Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), Australian Interbank Rate (‘‘AUD’’ or ‘‘A’’), Canadian Bankers Acceptance Rate (‘‘CDOR’’ or ‘‘C’’), or Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2022, which was the last business day of the period on which the applicable index was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2022, as the loan may have priced or repriced based on an index rate prior to June 30, 2022.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 1.79% as of June 30, 2022.
(b) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 2.29% as of June 30, 2022.
(c) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 2.94% as of June 30, 2022.
(d) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 4.75% as of June 30, 2022.
(e) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was -0.20% as of June 30, 2022.
(f) Denotes that all or a portion of the loan was indexed to the 180-day EURIBOR, which was 0.26% as of June 30, 2022.
(g) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 1.86% as of June 30, 2022.
(h) Denotes that all or a portion of the loan was indexed to the 30-day CDOR, which was 2.23% as of June 30, 2022.
(i) Denotes that all or a portion of the loan was indexed to the 90-day CDOR, which was 2.76% as of June 30, 2022.
(j) Denotes that all or a portion of the loan was indexed to SONIA, which was 1.19% as of June 30, 2022.
(k) Denotes that all or a portion of the loan was indexed to daily SOFR, which was 1.50% as of June 30, 2022.
(l) Denotes that all or a portion of the loan was indexed to the 30-day term SOFR Rate which was 1.69% as of June 30, 2022.
(m) Denotes that all or a portion of the loan was indexed to the 90-day term SOFR Rate which was 2.12% as of June 30, 2022.
(n) Denotes that all or a portion of the loan was indexed to the 180-day term SOFR Rate which was 2.63% as of June 30, 2022.
(o) Denotes that all or a portion of the loan was indexed to the Canadian Prime Rate, which was 3.70% as of June 30, 2022.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2022.
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
(6)The entire commitment was unfunded as of June 30, 2022. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of June 30, 2022, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022, total non-qualifying assets at fair value represented 11.8% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(18)The rate shown is the annualized seven-day yield as of June 30, 2022.
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2021
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services - (continued)
Flores & Associates, LLC	One stop	L + 4.75%	(c)	5.75%	04/2027	$307	$303	—%	$307
Flores & Associates, LLC(5)	One stop	L + 4.75%		N/A(6)	04/2027	—	(1)	—	—
FSS Buyer LLC#	One stop	L + 5.75%	(c)	6.50%	08/2028	2,356	2,310	0.3	2,309
FSS Buyer LLC	One stop	L + 5.75%	(c)	6.50%	08/2027	17	16	—	16
Learn-it Systems, LLC#	Senior loan	L + 4.50%	(c)	5.50%	03/2025	751	743	0.1	750
Learn-it Systems, LLC	Senior loan	L + 4.50%	(c)	5.50%	03/2025	569	564	0.1	568
Learn-it Systems, LLC	Senior loan	L + 4.50%	(b)	5.50%	03/2025	5	5	—	5
Learn-it Systems, LLC(5)	Senior loan	L + 4.75%		N/A(6)	03/2025	—	(4)	—	3
Liminex, Inc.#	One stop	L + 7.25%	(c)	8.25%	11/2026	19,521	19,336	2.4	19,521
Liminex, Inc.#	One stop	L + 7.25%	(c)	8.25%	11/2026	10,188	10,101	1.3	10,188
Liminex, Inc.(5)	One stop	L + 7.25%		N/A(6)	11/2026	—	(1)	—	—
Litera Bidco LLC#	One stop	L + 6.00%	(a)	7.00%	05/2026	1,070	1,058	0.1	1,076
Litera Bidco LLC#	One stop	L + 5.75%	(a)	6.75%	05/2026	614	609	0.1	611
Litera Bidco LLC	One stop	L + 5.75%	(a)	6.75%	05/2026	275	273	—	274
Litera Bidco LLC	One stop	L + 5.75%	(a)	6.75%	05/2026	275	275	—	274
Litera Bidco LLC	One stop	L + 6.00%	(a)	7.00%	05/2026	34	32	—	34
Litera Bidco LLC	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
Provenance Buyer LLC#~	One stop	L + 5.50%	(c)	6.25%	06/2027	2,978	2,920	0.4	2,978
Provenance Buyer LLC(5)	One stop	L + 5.50%		N/A(6)	06/2027	—	(2)	—	—
Provenance Buyer LLC(5)	Senior loan	L + 5.50%		N/A(6)	06/2027	—	(42)	—	—
						46,639	46,021	5.7	46,541
Diversified Financial Services
AxiomSL Group, Inc.#	One stop	L + 6.00%	(c)	7.00%	12/2027	1,261	1,236	0.2	1,235
AxiomSL Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2027	—	(3)	—	(3)
AxiomSL Group, Inc.	One stop	L + 6.00%		N/A(6)	12/2025	—	—	—	—
Banker's Toolbox, Inc.#	One stop	L + 5.50%	(c)	6.25%	07/2027	3,484	3,450	0.4	3,484
Banker's Toolbox, Inc.(5)	One stop	L + 5.50%		N/A(6)	07/2027	—	(1)	—	—
Banker's Toolbox, Inc.(5)	One stop	L + 5.50%		N/A(6)	07/2027	—	(7)	—	—
Higginbotham Insurance Agency, Inc.#	One stop	L + 5.50%	(a)	6.25%	11/2026	1,439	1,420	0.2	1,439
Higginbotham Insurance Agency, Inc.	One stop	L + 5.50%	(a)	6.25%	11/2026	331	326	—	331
						6,515	6,421	0.8	6,486
Diversified Telecommunications Services
NTI Connect, LLC#	Senior loan	L + 5.00%	(c)	6.00%	12/2024	644	633	0.1	644
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 1.    Organization

Golub Capital BDC 3, Inc. (“GBDC 3” and, collectively with its consolidated subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that was formed on August 1, 2017 and elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on September 29, 2017. On October 2, 2017, the date of the commencement of operations, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) to sell shares of GBDC 3's common stock in private placements. In addition, for U.S. federal income tax purposes, GBDC 3 has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2022, interest income included $1,852 and $5,726, respectively, of accretion of discounts. For the three and nine months ended June 30, 2021, interest income included $1,292 and $3,907, respectively, of accretion of discounts. For the three and nine months ended June 30, 2022, the Company received loan origination fees of $3,567 and $14,050, respectively. For the three and nine months ended June 30, 2021, the Company received loan origination fees of $2,961 and $6,682, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and nine months ended June 30, 2022, the Company capitalized PIK interest of $2,016 and $4,300, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2021, the Company capitalized PIK interest of $686 and $1,853, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and nine months ended June 30, 2022, fee income included $301 and $861, respectively, of prepayment premiums, which fees are non-recurring. For the three and nine months ended June 30, 2021, fee income included $271 and $730, respectively, of prepayment premiums, which fees are non-recurring.

For the three and nine months ended June 30, 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $35,623 and $91,460, respectively. For the three and nine months ended June 30, 2021, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $18,179 and $50,839, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the three and nine months ended June 30, 2022, the Company recorded dividend income of $12 and $67, respectively, and return of capital distributions of $140 and $354, respectively. For the three and nine months ended June 30, 2021, the Company recorded dividend income of $16 and $65, respectively, and return of capital distributions of $0 and $0, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2022, the total fair value of non-accrual loans was $1,603. As of September 30, 2021, there were no non-accrual loans.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

income as taxable income is earned. For the nine months ended June 30, 2022 and 2021, the Company did not incur U.S. federal excise tax.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2022. The Company’s tax returns for the 2019 through 2021 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2022 and September 30, 2021, the Company had deferred debt issuance costs of $4,099 and $2,699, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2022 was $893 and $2,392, respectively. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2021 was $518 and $1,435, respectively.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of June 30, 2022 and September 30, 2021, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2022		As of September 30, 2021
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$1,388,271	$1,168,776	$1,096,503	$767,878

As of June 30, 2022 and September 30, 2021, the ratio of total contributed capital to total capital subscriptions was 84.2% and 70.0%, respectively, and the Company had uncalled capital commitments of $219,495 and $328,625, respectively.

The following table summarizes the shares of GBDC 3 common stock issued for the nine months ended June 30, 2022 and 2021.

	Date	Shares Issued	NAV ($) per share	Proceeds ($)

For the nine months ended June 30, 2021
Issuance of shares	01/22/21	1,820,560.056	15.00	27,308
Issuance of shares	03/08/21	1,820,560.056	15.00	27,309
Issuance of shares	05/17/21	1,870,328.048	15.00	28,055
Issuance of shares	06/25/21	2,119,629.752	15.00	31,795
Shares issued for capital drawdowns		7,631,077.912		114,467
Issuance of shares(1)	12/18/20	431,254.910	14.97	6,455	(2)
Issuance of shares(1)	03/11/21	117,853.968	15.00	1,767
Issuance of shares(1)	05/25/21	449,711.990	15.00	6,745
Shares issued through DRIP		998,820.868		14,967

For the nine months ended June 30, 2022
Issuance of shares	10/15/21	2,133,529.599	15.00	32,003
Issuance of shares	10/28/21	9,104,398.823	15.00	136,566
Issuance of shares	12/20/21	2,154,764.294	15.00	32,321
Issuance of shares	01/24/22	3,482,175.051	15.00	52,233
Issuance of shares	03/24/22	2,107,222.533	15.00	31,608
Issuance of shares	04/29/22	2,324,338.200	15.00	34,865
Issuance of shares	05/26/22	2,227,594.547	15.00	33,414
Issuance of shares	06/27/22	3,192,517.674	15.00	47,888
Shares issued for capital drawdowns		26,726,540.721		400,898
Issuance of shares(1)	11/22/21	316,630.174	15.00	4,749
Issuance of shares(1)	12/27/21	407,110.101	15.00	6,107
Issuance of shares(1)	02/28/22	199,720.003	15.00	2,996
Issuance of shares(1)	03/23/22	178,035.741	15.00	2,670
Issuance of shares(1)	05/23/22	291,444.634	15.00	4,372
Shares issued through DRIP		1,392,940.653		20,894

(1)Shares issued through the DRIP.
(2)Proceeds reflect unrounded NAV per share multiplied by number of shares issued.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board most recently reapproved the Investment Advisory Agreement in May 2022. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

For the three and nine months ended June 30, 2022, the base management fees incurred by the Company were $7,467 and $20,075, respectively, and the base management fees irrevocably waived by the Investment Adviser were $2,035 and $5,474, respectively. For the three and nine months ended June 30, 2021, the base management fees incurred by the Company were $3,793 and $10,658, respectively, and the base management fees irrevocably waived by the Investment Adviser were $1,034 and $2,906, respectively.

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

For the three and nine months ended June 30, 2022, the Income Incentive Fee incurred was $2,787 and $8,719, respectively. For the three and nine months ended June 30, 2021, the Income Incentive Fee incurred was $2,071 and $6,234, respectively.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and nine months ended June 30, 2022, the Income Incentive Fee irrevocably waived by the Investment Adviser was $0, and $861, respectively. For the three and nine months ended June 30, 2021, the Income Incentive Fee irrevocably waived by the Investment Adviser was $71 and $498, respectively.

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

For the three and nine months ended June 30, 2022, the reversal of the capital gain incentive fee under GAAP was $4,429 and $1,738, respectively. For the three and nine months ended June 30, 2021, the accrual for the capital gain incentive fee under GAAP was $984 and $2,355, respectively. For the three and nine months ended June 30, 2022, the reversal of the capital gain incentive fee waiver under GAAP was $1,107 and $434, respectively. For the three and nine months ended June 30, 2021, the accrual for the capital gain incentive fee waiver under GAAP was $246 and $589, respectively.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of June 30, 2022 and September 30, 2021. Any payment due under the terms of the Investment

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to June 30, 2022.

As of June 30, 2022 and September 30, 2021, there was $837 and $2,141, respectively, accrued for the capital gain incentive fee (net of waiver) under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the three and nine months ended June 30, 2022, the Company deposited $661 and $2,475, respectively, into the Escrow Account. For the three and nine months ended June 30, 2021, the Company deposited $647 and $1,802, respectively, into the Escrow Account. As of June 30, 2022, the Company has made deposits totaling $6,914 into the Escrow Account.

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

As of June 30, 2022 and September 30, 2021, included in accounts payable and accrued expenses is $741 and $544, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2022 were $309 and $1,257, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2021 were $240 and $688, respectively. As of June 30, 2022 and September 30, 2021, included in accounts payable and accrued expenses were $482 and $332, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. On October 1, 2018, GCOP LLC, entered into an additional Subscription Agreement for $10,000. On January 1, 2020, GCOP LLC, entered into an additional Subscription Agreement for $13,000. On May 19, 2022, GCOP LLC entered into an agreement to purchase an existing stockholder’s $125 subscription commitment and the 8,005.409 shares of common stock held by such stockholder. As of June 30, 2022, GCOP LLC has an aggregate commitment of $23,136. As of June 30, 2022, the Company has issued 1,543,367.762 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $23,136 and has also issued 216,542.737 shares to GCOP LLC through the DRIP.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of June 30, 2022, the Company has issued 1,834,523.315 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27,500.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of June 30, 2022, permits the Company to borrow a maximum of $40,000 and expires on September 29, 2023. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 5.    Investments

Investments as of June 30, 2022 and September 30, 2021 consisted of the following:

	As of June 30, 2022			As of September 30, 2021
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$252,811	$255,874	$248,810	$260,043	$257,252	$257,585
One stop	1,892,502	1,878,350	1,872,112	1,137,277	1,122,954	1,130,203
Second lien	10,771	11,588	10,652	11,429	11,223	11,121
Subordinated debt	7,651	7,469	7,630	2	1	2
Equity	N/A	107,044	120,594	N/A	30,107	39,732
Total	$2,163,735	$2,260,325	$2,259,798	$1,408,751	$1,421,537	$1,438,643

The following tables show the portfolio composition by geographic region at amortized cost and fair value as a percentage of total investments in portfolio companies. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which is not always indicative of the primary source of the portfolio company’s business.

	As of June 30, 2022		As of September 30, 2021
Amortized Cost:
United States
Mid-Atlantic	$393,571	17.4%	$292,620	20.6%
Midwest	378,221	16.7	226,505	16.0
Northeast	137,614	6.1	106,145	7.5
Southeast	512,095	22.7	262,162	18.4
Southwest	167,855	7.4	109,469	7.7
West	400,907	17.8	261,940	18.4
Canada	77,938	3.4	57,907	4.1
United Kingdom	138,582	6.1	72,299	5.1
Australia	4,074	0.2	690	0.0 *
Luxembourg	23,102	1.0	10,550	0.7
Netherlands	26,366	1.2	21,250	1.5
Total	$2,260,325	100.0%	$1,421,537	100.0%
Fair Value:
United States
Mid-Atlantic	$395,653	17.5%	$295,867	20.6%
Midwest	377,504	16.6	228,579	15.9
Northeast	138,880	6.1	107,755	7.5
Southeast	514,560	22.8	264,651	18.4
Southwest	169,025	7.5	110,617	7.7
West	407,319	18.0	268,308	18.7
Canada	78,305	3.5	59,331	4.1
United Kingdom	127,965	5.7	71,205	4.9
Australia	3,945	0.2	708	0.0 *
Luxembourg	22,535	1.0	10,290	0.7
Netherlands	24,107	1.1	21,332	1.5
Total	$2,259,798	100.0%	$1,438,643	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2022 and September 30, 2021 were as follows:

	As of June 30, 2022			As of September 30, 2021
Amortized Cost:
Airlines	$7,540	0.3%		$7,577	0.5%
Auto Components	11,515	0.5		5,082	0.4
Automobiles	119,144	5.3		53,686	3.8
Beverages	12,258	0.5		12,365	0.9
Biotechnology	422	0.0	*	5,380	0.4
Building Products	45,034	2.0		—	—
Chemicals	42,852	1.9		24,517	1.7
Commercial Services and Supplies	89,039	4.0		30,262	2.1
Communications Equipment	4,907	0.2		4,897	0.3
Containers and Packaging	53,862	2.4		7,565	0.5
Distributors	2,561	0.1		1,265	0.1
Diversified Consumer Services	106,658	4.7		46,301	3.3
Diversified Financial Services	14,168	0.6		6,421	0.5
Diversified Telecommunication Services	631	0.0	*	633	0.0	*
Electronic Equipment, Instruments and Components	42,927	1.9		37,768	2.6
Food and Staples Retailing	8,353	0.4		7,983	0.6
Food Products	53,888	2.4		43,855	3.1
Healthcare Equipment and Supplies	52,833	2.4		41,546	2.9
Healthcare Providers and Services	159,086	7.1		135,670	9.5
Healthcare Technology	61,402	2.7		58,107	4.1
Hotels, Restaurants and Leisure	56,800	2.5		50,830	3.6
Household Durables	3,088	0.2		1,819	0.1
Household Products	1,763	0.1		1,660	0.1
Industrial Conglomerates	18,404	0.8		7,287	0.5
Insurance	119,603	5.3		90,082	6.3
Internet and Catalog Retail	29,681	1.3		12,323	0.9
IT Services	129,309	5.7		119,338	8.4
Leisure Products	2,507	0.1		2,537	0.2
Life Sciences Tools & Services	18,979	0.8		349	0.0	*
Machinery	9,743	0.4		8,492	0.6
Marine	9,560	0.4		6,726	0.5
Media	2,552	0.1		2,088	0.1
Oil, Gas and Consumable Fuels	30,631	1.4		30,749	2.2
Paper and Forest Products	7,237	0.3		1,992	0.1
Pharmaceuticals	65,935	2.9		26,467	1.9
Professional Services	51,688	2.3		11,246	0.8
Real Estate Management and Development	64,925	2.9		43,438	3.0
Road and Rail	12,405	0.5		12,349	0.9
Software	581,347	25.7		391,899	27.6
Specialty Retail	136,341	6.0		64,527	4.5
Textiles, Apparel and Luxury Goods	1,131	0.1		826	0.1
Trading Companies and Distributors	14,058	0.6		1,295	0.1
Water Utilities	3,558	0.2		2,338	0.2
Total	$2,260,325	100.0%		$1,421,537	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2022			As of September 30, 2021
Fair Value:
Airlines	$7,279	0.3%		$7,335	0.5%
Auto Components	11,577	0.5		5,113	0.4
Automobiles	119,557	5.3		54,050	3.8
Beverages	12,251	0.5		12,394	0.9
Biotechnology	318	0.0	*	5,793	0.4
Building Products	45,600	2.0		—	—
Chemicals	41,657	1.9		24,607	1.7
Commercial Services and Supplies	88,663	3.9		30,558	2.1
Communications Equipment	4,932	0.2		4,883	0.3
Containers and Packaging	53,936	2.4		7,643	0.5
Distributors	2,543	0.1		1,265	0.1
Diversified Consumer Services	107,841	4.8		46,947	3.3
Diversified Financial Services	14,103	0.6		6,486	0.5
Diversified Telecommunication Services	639	0.0	*	644	0.0	*
Electronic Equipment, Instruments and Components	43,820	1.9		38,285	2.7
Food and Staples Retailing	9,096	0.4		8,594	0.6
Food Products	53,511	2.4		44,265	3.1
Healthcare Equipment and Supplies	53,211	2.4		42,041	2.9
Healthcare Providers and Services	153,112	6.8		135,583	9.4
Healthcare Technology	61,860	2.7		59,146	4.1
Hotels, Restaurants and Leisure	57,113	2.5		51,154	3.6
Household Durables	3,236	0.2		1,941	0.1
Household Products	1,736	0.1		1,670	0.1
Industrial Conglomerates	18,304	0.8		7,376	0.5
Insurance	119,876	5.3		91,339	6.3
Internet and Catalog Retail	30,063	1.3		12,449	0.9
IT Services	129,994	5.8		122,616	8.5
Leisure Products	2,554	0.1		2,539	0.2
Life Sciences Tools & Services	18,672	0.8		349	0.0	*
Machinery	8,912	0.4		8,094	0.6
Marine	9,555	0.4		6,787	0.5
Media	2,571	0.1		2,129	0.1
Oil, Gas and Consumable Fuels	30,472	1.3		31,235	2.2
Paper and Forest Products	7,301	0.3		2,001	0.1
Pharmaceuticals	65,626	2.9		26,562	1.8
Professional Services	51,894	2.3		11,496	0.8
Real Estate Management and Development	64,188	2.9		43,333	3.0
Road and Rail	12,506	0.6		12,555	0.9
Software	585,498	25.9		397,409	27.6
Specialty Retail	135,313	6.0		65,351	4.5
Textiles, Apparel and Luxury Goods	1,133	0.1		851	0.1
Trading Companies and Distributors	14,280	0.6		1,384	0.1
Water Utilities	3,495	0.2		2,391	0.2
Total	$2,259,798	100.0%		$1,438,643	100.0%

*	Represents an amount less than 0.1%

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

The outstanding forward currency contracts as of June 30, 2022 and September 30, 2021 were as follows:

As of June 30, 2022
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	$—	$(108)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	763	—
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	36	—
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	70	—
Macquarie Bank Limited	€2,985	EUR	$3,740	USD	6/14/2024	446	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	52	—
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	202	—
Macquarie Bank Limited	£4,500	GBP	$6,182	USD	8/27/2024	596	—
Macquarie Bank Limited	£15,000	GBP	$20,258	USD	9/30/2024	1,651	—
Macquarie Bank Limited	£16,290	GBP	$21,848	USD	9/30/2024	1,652	—
Macquarie Bank Limited	€14,650	EUR	$17,567	USD	11/12/2024	1,339	—
Macquarie Bank Limited	€12,400	EUR	$14,586	USD	12/23/2024	848	—
Macquarie Bank Limited	$6,000	CAD	$4,717	USD	9/4/2024	59	—
Macquarie Bank Limited	£6,500	GBP	$8,567	USD	9/5/2024	521	—
Macquarie Bank Limited	£5,600	GBP	$7,321	USD	3/17/2025	375	—
						$8,610	$(108)

As of September 30, 2021
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	$—	$(169)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	269	—
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	—	(149)
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	—	(156)
Macquarie Bank Limited	€2,985	EUR	$3,740	USD	6/14/2024	178	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	23	—
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	183	—
Macquarie Bank Limited	£4,500	GBP	$6,182	USD	8/27/2024	127	—
Macquarie Bank Limited	£15,000	GBP	$20,258	USD	9/30/2024	75	—
Macquarie Bank Limited	£16,290	GBP	$21,848	USD	9/30/2024	—	(68)
						$855	$(542)

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

The following table is intended to provide additional information about the effect of the forward foreign currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2022 and September 30, 2021.

As of June 30, 2022
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$8,610	$(108)	$8,502	$—	$8,502

As of September 30, 2021
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$855	$(542)	$313	$—	$313

(1)In some instances, the actual collateral pledged may be more than the amount shown due to overcollateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

The impact of derivative transactions for the three and nine months ended June 30, 2022 and 2021 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Foreign exchange	$—	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Foreign exchange	$7,188	$(98)	$8,189	$(535)

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and nine months ended June 30, 2022 and 2021:

Average U.S. Dollar notional outstanding	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Forward currency contracts	$127,764	$22,474	$109,300	$18,573

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the three and nine months ended June 30, 2022 and 2021. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of June 30, 2022 and September 30, 2021, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2022 and September 30, 2021:

As of June 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,139,204	$2,139,204
Equity investments(1)	—	—	120,594	120,594
Money market funds(1)(2)	7,258	—	—	7,258
Forward currency contracts	—	8,610	—	8,610
Total assets, at fair value:	$7,258	$8,610	$2,259,798	$2,275,666
Liabilities, at fair value:
Forward currency contracts	$—	$(108)	$—	$(108)
Total liabilities, at fair value:	$—	$(108)	$—	$(108)

As of September 30, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,398,911	$1,398,911
Equity investments(1)	—	—	39,732	39,732
Money market funds(1)(2)	17,293	—	—	17,293
Forward currency contracts	—	855	—	855
Total assets, at fair value:	$17,293	$855	$1,438,643	$1,456,791
Liabilities, at fair value:
Forward currency contracts	$—	$(542)	$—	$(542)
Total liabilities, at fair value:	$—	$(542)	$—	$(542)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2022 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of June 30, 2022 was ($29,024) and ($12,533), respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2021 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2021 was $5,049 and $17,911, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2022 and 2021 :

	For the nine months ended June 30, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,398,911	$39,732	$1,438,643
Net change in unrealized appreciation (depreciation) on investments	(21,559)	3,926	(17,633)
Realized gain (loss) on investments	26	2,049	2,075
Fundings of (proceeds from) revolving loans, net	1,609	—	1,609
Fundings of investments	933,505	79,762	1,013,267
PIK interest	4,300	—	4,300
Proceeds from principal payments and sales of portfolio investments	(183,314)	(4,875)	(188,189)
Accretion of discounts and amortization of premiums	5,726	—	5,726
Fair value, end of period	$2,139,204	$120,594	$2,259,798

	For the nine months ended June 30, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$875,642	$11,209	$886,851
Net change in unrealized appreciation (depreciation) on investments	15,192	4,952	20,144
Realized gain (loss) on investments	10	1,002	1,012
Fundings of (proceeds from) revolving loans, net	(1,042)	—	(1,042)
Fundings of investments	448,418	12,567	460,985
PIK interest	1,853	—	1,853
Proceeds from principal payments and sales of portfolio investments	(194,182)	(2,201)	(196,383)
Accretion of discounts and amortization of premiums	3,907	—	3,907
Fair value, end of period	$1,149,798	$27,529	$1,177,327

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2022 and September 30, 2021:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans(2)	$248,754	Market rate approach	Market interest rate	4.3% - 11.0% (7.7%)
		Market comparable companies	EBITDA multiples	6.0x - 25.5x (15.0x)
	56	Market comparable companies	Broker/ Dealer bids or quotes	N/A
One stop loans(3)(4)	$1,857,106	Market rate approach	Market interest rate	3.5% - 23.5% (8.3%)
		Market comparable companies	EBITDA multiples	6.9x - 36.8x (17.0x)
		Market comparable companies	Revenue multiples	2.0x - 29.0x (10.6x)
	15,006	Market comparable companies	Broker/ Dealer bids or quotes	N/A
Subordinated debt and second lien loans	$18,282	Market rate approach	Market interest rate	7.5% - 12.8% (11.0%)
		Market comparable companies	EBITDA multiples	11.5x - 24.0x (21.9x)
Equity(5)	$120,594	Market comparable companies	EBITDA multiples	8.0x - 40.0x (17.4x)
			Revenue multiples	3.5x - 29.0x (17.0x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)$1,603 of loans at fair value were valued using the market comparable companies approach only.

(3)$3,630 of loans at fair value were valued using the market comparable companies approach only.

(4)The Company valued $1,572,261 and $284,845 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)The Company valued $105,367 and $15,227 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of June 30, 2022 and September 30, 2021.

	As of June 30, 2022		As of September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$1,103,735	$1,102,210	$700,439	$700,417

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2022, the Company’s asset coverage for borrowed amounts was 210.4%.

2022 Debt Securitization: On January 25, 2022, the Company completed a $401,750 asset-backed securitization (the “2022 Debt Securitization”). Asset-backed securitizations are a form of secured financing incurred by a subsidiary of the Company, which is controlled by the Company and subject to its overall asset coverage requirement. The notes offered in the 2022 Debt Securitization were issued by the 2022 Issuer and are backed by a diversified portfolio of senior secured loans. The notes offered in the 2022 Debt Securitization consist of $252,000 of Class A Senior Secured Floating Rate Notes, which bear interest at a benchmark interest rate, which will be based on three-month term SOFR, plus 2.00% (the “Secured 2022 Notes”) and $149,750 of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). The Secured 2022 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Subordinated 2022 Notes, and the Subordinated 2022 Notes were eliminated in consolidation. The Secured 2022 Notes are included in the June 30, 2022 Consolidated Statement of Financial Condition as debt of the Company.

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

As of June 30, 2022, there were 53 portfolio companies with a total fair value of $375,859 securing the 2022 Debt Securitization. The pool of loans in the 2022 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The three-month term SOFR rate in effect as of June 30, 2022 based on the last interest rate reset was 0.9%. For the three and nine months ended June 30, 2022, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2022 Debt Securitization were as follows:

	Three months ended June 30, 2022	Nine months ended June 30, 2022
Stated interest expense	$1,736	$2,735
Amortization of debt issuance costs	184	318
Total interest expense	$1,920	$3,053
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	2.8%	2.5%
Average outstanding balance	$252,000	$144,923

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of June 30, 2022, the class, amount, rating and interest rate (expressed as a spread to three-month term SOFR, as applicable) of the 2022 Debt Securitization was as follows:

Description	Secured 2022 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$252,000
KBRA Rating	A
Interest Rate	SOFR + 2.0%

2021 Debt Securitization: On March 11, 2021, the Company completed a $398,900 term debt securitization (the “2021 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations, or CLOs. Term debt securitizations are a form of secured financing incurred by the Company, which are consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2021 Debt Securitization (the “2021 Notes”) were issued by the 2021 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2021 Notes offered in the 2021 Debt Securitization consist of $224,000 of AAA Class A 2021 Notes, which bear interest at the three-month LIBOR plus 1.60%; $28,000 of AA Class B 2021 Notes, which bear interest at the three-month LIBOR plus 1.85%; $36,000 of A Class C-1 2021 Notes, which bear interest at the three-month LIBOR plus 2.80%; $10,000 A Class C-2 2021 Notes, which bear interest at 3.91%; up to $28,000 of BBB- Class D 2021 Notes, which were unfunded on the closing date of the 2021 Debt Securitization and which, if funded, will bear interest at the three-month LIBOR plus a spread set in connection with the funding date but which in no event will be greater than 5.00% (the Class D 2021 Notes, together with the Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes and the Class C-2 2021 Notes are referred to as the “Secured 2021 Notes”); and approximately $100,900 of Subordinated 2021 Notes, which do not bear interest. The Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes, and the Class C-2 2021 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Class D 2021 Notes and Subordinated 2021 Notes which were eliminated in consolidation. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the June 30, 2022 and September 30, 2021 Consolidated Statement of Financial Condition as debt of the Company.

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

As of June 30, 2022 and September 30, 2021, there were 74 and 77 portfolio companies, respectively, with total fair value of $395,214 and $392,435, respectively, securing the 2021 Notes. The pool of loans in the 2021 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The interest charged under the 2021 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of June 30, 2022 based on the last interest rate reset was 1.0%. For the three and nine months ended June 30, 2022 and 2021, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2021 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Stated interest expense	$2,060	$1,515	$5,088	$1,853
Amortization of debt issuance costs	107	96	325	117
Total interest expense	$2,167	$1,611	$5,413	$1,970
Cash paid for interest expense	$1,501	$—	$4,538	$—
Annualized average stated interest rate	2.8%	2.0%	2.3%	2.0%
Average outstanding balance	$298,000	$298,000	$298,000	$122,256

As of June 30, 2022, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and the Class C-2 2021 Notes were as follows:

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

Adviser Revolver: On October 2, 2017, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of October 2, 2020. On June 28, 2019, the Company and the Investment Adviser amended the Adviser Revolver to increase the borrowing capacity from $40,000 to $100,000. On August 15, 2019, the Company and the Investment Adviser entered into a second amendment to the Adviser Revolver to increase the borrowing capacity from $100,000 to $125,000. On October 28, 2019, the Company entered into a third amendment to the Adviser Revolver, which decreased the borrowing capacity from $125,000 to $40,000. On October 1, 2020, the Company entered into a fourth amendment to the Adviser Revolver, which extended the maturity date of the Adviser Revolver from October 2, 2020 to September 29, 2023. Other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of June 30, 2022 was 2.2%. As of June 30, 2022 and September 30, 2021, the Company had no outstanding debt under the Adviser Revolver.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and nine months ended June 30, 2022 and 2021, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Stated interest expense	$—	$—	$1	$—	*
Cash paid for interest expense	—	—	1	—	*
Annualized average stated interest rate	—%	N/A	0.2%	0.1%
Average outstanding balance	$—		$909	$37
* Represents an amount less than $1.

SB Revolver: On February 4, 2019, the Company entered into a revolving credit agreement (as amended, the “SB Revolver”) with Signature Bank (“SB”), as administrative agent and a lender, which allowed the Company to borrow up to $175,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of February 4, 2021. On April 8, 2019, the Company entered into an amendment to the SB Revolver with SB which increased the borrowing capacity under the SB Revolver to $225,000 from $175,000. Other material terms of the SB Revolver were unchanged. On May 31, 2019, the Company amended the SB Revolver to permit borrowings in foreign currencies. On February 7, 2020, the Company entered into an amendment to the SB Revolver, which increased the borrowing capacity under the SB Revolver to $275,000 from $225,000, and increased the borrowing base against which the Company may borrow through April 7, 2020, after which the borrowing base reverts to the terms applicable to the Company prior to the February 7, 2020 amendment. On February 4, 2021, the Company entered into an amendment on the SB Revolver to, among other things, extend the stated maturity to February 4, 2022, amend the interest rate on borrowings, amend the non-usage fee to a rate of 0.25% per annum on the unused portion of the SB Revolver, amend the fee payable if the Company requests to extend the maturity date of the SB Revolver to 0.25% of the commitments under the SB Revolver as of the date the Company receives notice of such extension, including the fee payable in connection with the extension contemplated by the amendment executed on February 4, 2021, and amend the fee payable by the Company if the Company exercises its right to request an increase in the maximum commitments under the SB Revolver upon satisfaction of certain conditions to 0.25% of such increased or new commitment, with each of the extension and commitment fees subject to pro-ration in accordance with the terms of the SB Revolver. On November 19, 2021, the Company provided written notice to Signature Bank of its intent to reduce the maximum borrowings permitted under the SB Revolver to $180,000 at any one time outstanding, subject to leverage and borrowing base restrictions, effective November 26, 2021. On February 4, 2022, the Company entered into an amendment on the SB Revolver to extend the stated maturity date from February 4, 2022 to March 4, 2022. On March 3, 2022, the Company entered into an amendment on the SB Revolver to, among other things, extend the stated maturity to February 4, 2023, amend the interest rate on borrowings and include an annualized fee payable on the closing date of the amendment equal to 0.25% of the commitments of the SB Revolver as of March 3, 2022 subject to pro-ration in accordance with the terms of the SB Revolver. As of June 30, 2022, the Company could borrow up to $180,000 under the SB Revolver.

The SB Revolver bears interest at a rate, at the Company’s election, of either the one-month term SOFR for the applicable interest period plus 1.70% and a spread adjustment of 0.10% or the prime rate minus 1.20%. The revolving period under the SB Revolver will continue through February 4, 2023. Prior to March 3, 2022, the SB Revolver bore interest at a rate, at the Company’s election, of either the one-, two- or three-month LIBOR plus 1.70% per annum or the prime rate minus 1.20%, as calculated under the SB Revolver. The SB Revolver is secured by the unfunded commitments of stockholders of the Company, collateral accounts and the proceeds of the foregoing. In addition to the stated interest rate on the SB Revolver, the Company is required to pay a non-usage fee at a rate of 0.25% per annum on the unused portion of the SB Revolver.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of June 30, 2022 and September 30, 2021, the Company had outstanding debt under the SB Revolver of $164,600 and $246,433, respectively.

For the three and nine months ended June 30, 2022 and 2021, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the SB Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Stated interest expense	$1,131	$715	$2,787	$2,836
Facility fees	1	77	46	110
Amortization of debt issuance costs	125	174	406	618
Total interest expense	$1,257	$966	$3,239	$3,564
Cash paid for interest expense	$1,067	$1,007	$2,835	$3,127
Annualized average stated interest rate	2.5%	1.9%	2.1%	1.8%
Average outstanding balance	$178,568	$153,104	$175,656	$213,066

DB Credit Facility: On September 10, 2019 (the “Effective Date”), the Company and GBDC 3 Funding, entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. The period during which GBDC 3 Funding may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through March 10, 2023 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default. On September 21, 2021, the Company entered into an amendment on the DB Credit Facility to, among other things, change the base rate under the DB Credit Facility for borrowings denominated in U.K. pound sterling (“GBP”) from a LIBOR-based rate to the daily simple Sterling Overnight Index Average subject to certain adjustments. On October 29, 2021, the Company entered into an amendment on the DB Credit Facility to, among other things, increase the borrowing capacity thereunder up to an aggregate of $450,000. On June 24, 2022, the Company entered into an amendment on the DB Credit Facility to, among other things, increase the borrowing capacity thereunder up to an aggregate of $750,000, amend the interest rate at which borrowings are made to the applicable base rate plus 2.15% during the Revolving Period, and 2.40% after the Revolving Period, replace LIBOR with the three-month term SOFR as an applicable base rate and included an annualized fee payable on the closing date of the amendment equal to 0.90% of the increase in the commitments of the DB Credit Facility as of June 24, 2022 subject to pro-ration in accordance with the terms of the DB Credit Facility. As of June 30, 2022, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $750,000, subject to leverage and borrowing base restrictions.

As of June 30, 2022, the DB Credit Facility bears interest at the applicable base rate plus 2.15% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling and (v) the three-month term SOFR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

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

As of June 30, 2022 and September 30, 2021, the Company had outstanding debt under the DB Credit Facility of $389,135 and $156,006, respectively.

For the three and nine months ended June 30, 2022 and 2021, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Stated interest expense	$2,641	$359	$5,782	$2,314
Facility fees	403	279	1,133	697
Amortization of debt issuance costs	477	248	1,343	701
Total interest expense	$3,521	$886	$8,258	$3,712
Cash paid for interest expense	$2,066	$876	$4,718	$3,108
Annualized average stated interest rate	3.4%	2.2%	2.7%	2.3%
Average outstanding balance	$312,365	$64,826	$284,000	$137,376

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

As of June 30, 2022 and September 30, 2021, the Company had no outstanding short-term borrowings.

The net change in unrealized appreciation (depreciation) on other short-term borrowings for the three and nine months ended June 30, 2022, reported within the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies, was $0 and $0, respectively.

For the three and nine months ended June 30, 2022 and 2021, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for short-term borrowings were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Stated interest expense	$—	$—	$542	$—
Cash paid for interest expense	—	—	542	—
Annualized average stated interest rate	N/A	N/A	3.1%	N/A
Average outstanding balance	$—	$—	$23,074	$—

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and nine months ended June 30, 2022, the average total debt outstanding was $1,040,933 and $926,562, respectively. For the three and nine months ended June 30, 2021, the average total debt outstanding was $515,931 and $472,737, respectively.

For the three months ended June 30, 2022 and 2021 the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 3.4% and 2.7%, respectively. For the nine months ended June 30, 2022 and 2021 the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 3.0% and 2.6%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2022 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$164,600	$164,600	$—	$—	$—
DB Credit Facility	389,135	—	—	389,135	—
2021 Debt Securitization	298,000	—	—	—	298,000
2022 Debt Securitization	252,000	—	—	—	252,000
Total borrowings	$1,103,735	$164,600	$—	$389,135	$550,000

Note 9. Commitments and Contingencies

Commitments: As of June 30, 2022, the Company had outstanding commitments to fund investments totaling $379,262, including $23,295 of commitments on undrawn revolvers. As of September 30, 2021, the Company had outstanding commitments to fund investments totaling $180,385, including $17,352 on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of June 30, 2022, and September 30, 2021. Derivative instruments can be affected by market conditions, such as foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2022	2021
Net asset value at beginning of period	$15.00	$14.97
Distributions declared:(2)
From net investment income	(0.94)	(1.31)
Net investment income	0.83	0.81
Net realized gain (loss) on investment transactions	0.03	0.02
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.04)	0.51
Net asset value at end of period	$14.88	$15.00
Total return based on net asset value per share(4)	5.50%	9.17%
Number of common shares outstanding	82,417,164.611	44,015,937.428

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2022	2021
Ratio of net investment income to average net assets*	7.40%	7.21%
Ratio of total expenses to average net assets*	6.17%	6.71%
Ratio of management fee waiver to average net assets*	(0.69)%	(0.68)%
Ratio of incentive fee waiver to average net assets	(0.04)%	(0.19)%
Ratio of net expenses to average net assets*	5.44%	5.84%
Ratio of incentive fees to average net assets	0.66%	1.51%
Ratio of total expenses (without incentive fees) to average net assets*	5.51%	5.20%
Total return based on average net asset value(5)*	6.97%	12.00%
Net assets at end of period	$1,226,593	$660,239
Average debt outstanding	$926,562	$472,737
Average debt outstanding per share	$11.24	$10.74
Portfolio Turnover*	13.07%	25.63%
Asset coverage ratio(6)	210.35%	222.10%
Asset coverage ratio per unit(7)	$2,104	$2,221
Average market value per unit (8):
SB Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A
2021 Debt Securitization	N/A	N/A
2022 Debt Securitization	N/A	N/A
Other short-term borrowings	N/A	N/A

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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the three and nine months ended June 30, 2022 and 2021:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Earnings available to stockholders	$4,079	$15,344	$54,953	$51,131
Basic and diluted weighted average shares outstanding	77,136,908	40,825,943	70,436,015	37,994,559
Basic and diluted earnings per share	$0.05	$0.37	$0.78	$1.34

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2022 and 2021:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the nine months ended June 30, 2022
08/06/2021	10/18/2021	12/27/2021	56,431,212.836	$0.1168		$6,593
11/19/2021	11/29/2021	12/27/2021	65,852,241.833	0.1501		9,883
11/19/2021	12/20/2021	02/28/2022	68,007,006.127	0.1214		8,259
11/19/2021	01/20/2022	03/23/2022	68,414,116.228	0.1068		7,305
02/04/2022	02/25/2022	05/23/2022	71,896,291.279	0.1425		10,246
02/04/2022	03/21/2022	05/23/2022	72,096,011.282	0.1191		8,588
02/04/2022	04/29/2022	07/25/2022	76,705,607.756	0.0800		6,135
05/06/2022	05/20/2022	07/25/2022	76,705,607.756	0.0992		7,608
05/06/2022	06/24/2022	09/14/2022	79,224,646.937	—	(1)	—
Total dividends declared for the nine months ended June 30, 2022						$64,617

For the nine months ended June 30, 2021
11/20/2020	12/15/2020	12/18/2020	35,388,849.466	$0.4200		$14,864
11/20/2020	01/28/2021	03/11/2021	37,640,060.105	0.1081		4,068
02/05/2021	02/25/2021	05/25/2021	37,640,060.105	0.1493		5,622
02/05/2021	03/26/2021	05/25/2021	39,578,474.129	0.2527		10,003
02/05/2021	04/29/2021	07/26/2021	39,578,474.129	0.1001		3,961
05/07/2021	05/28/2021	07/26/2021	41,898,514.167	0.1491		6,247
05/07/2021	06/25/2021	07/26/2021	44,018,143.919	0.1167		5,136
Total dividends declared for the nine months ended June 30, 2021						$49,901

(1) On May 5, 2022, the Company’s board of directors declared a distribution in an amount equal to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2022 through June 30, 2022, per share payable on September 14, 2022, to stockholders of record on June 24, 2022. Due to a net decrease in net assets resulting from operations for the period June 1, 2022, through June 30, 2022, the distribution declared for the June 2022 earnings period was zero.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the Company’s distributions reinvested during the nine months ended June 30, 2022 and 2021:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the nine months ended June 30, 2022
November 22, 2021	316,630.174	$15.00	$4,749
December 27, 2021	407,110.101	15.00	6,107
February 28, 2022	199,720.003	15.00	2,996
March 23, 2022	178,035.741	15.00	2,670
May 23, 2022	291,444.634	15.00	4,372
	1,392,940.653		$20,894

For the nine months ended June 30, 2021
December 18, 2020	431,254.910	$14.97	$6,455
March 11, 2021	117,853.968	15.00	1,767
May 25, 2021	449,711.990	15.00	6,745
	998,820.868		$14,967
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On July 6, 2022, the Company entered into an amendment on the SB Revolver to, among other things, decrease the borrowing capacity under the SB Revolver to $150,000, and increase the borrowing base against which the Company may borrow. The other material terms of the SB Revolver were unchanged.

On July 25, 2022, the Company issued 214,666.093 shares of common stock through the DRIP.

On August 5, 2022, the Company issued a capital call to stockholders that is due on August 15, 2022. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	8/15/2022	2,756,996.922	$14.88	$41,032

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

On May 6, 2022 and August 5, 2022, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 19, 2022	September 14, 2022	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2022 through July 31, 2022 per share
September 20, 2022	November 22, 2022	In an amount (if positive) such that the net asset value of the Company as of September 30, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2022 through September 30, 2022 and the payment of this distribution is $15.00 per share

October 18, 2022	December 28, 2022	In an amount (if positive) such that the net asset value of the Company as of October 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2022 through October 31, 2022 and the payment of this distribution is $15.00 per share

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
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets that could result in changes to the value of our assets;
•elevating levels of inflation, and its impact on us, on our portfolio companies and on the industries in which we invest;
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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk

Factors” in Item 1A of this quarterly report on Form 10-Q, in our Annual Report on Form 10-K for the year ended September 30, 2021 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2022.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $50.0 billion in capital under management as of April 1, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2022 and September 30, 2021, our portfolio at fair value was comprised of the following:

	As of June 30, 2022		As of September 30, 2021
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$248,810	11.0%	$257,585	17.9%
One stop	1,872,112	82.8	1,130,203	78.5
Second lien	10,652	0.6	11,121	0.8
Subordinated debt	7,630	0.3	2	0.0 *
Equity	120,594	5.3	39,732	2.8
Total	$2,259,798	100.0%	$1,438,643	100.0%

*Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as late stage lending loans or recurring revenue loans. Other targeted characteristics of late stage lending businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2022 and September 30, 2021, one stop loans included $284.8 million and $201.8 million, respectively, of late stage lending loans at fair value.

Equity investments include investments in preferred equity of portfolio companies structured to have all or a majority of their expected return from contractual rates of return payable based on the original investment. We refer to these investments as yield oriented preferred equity investments. As of June 30, 2022, we had yield oriented preferred equity investments with a total cost basis of $83.2 million with a weighted average contractual rate of approximately 11%, or the Yield Oriented Preferred Return. The Yield Oriented Preferred Return is included in net change in unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.

As of June 30, 2022 and September 30, 2021, we had debt and equity investments in 263 and 214 portfolio companies, respectively.

The following table shows the weighted average annualized income yield and weighted average annualized investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the annualized total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended June 30, 2022 and March 31, 2022 and the nine months ended June 30, 2022 and June 30, 2021:

	Three months ended		Nine months ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Weighted average income yield(1)*	7.1%	6.9%	7.0%	7.2%
Weighted average investment income yield(2)*	7.5%	7.3%	7.4%	7.7%
Total return based on average net asset value(3)*	1.4%	9.9%	7.0%	12.0%
Total return based on net asset value per share(4)	0.4%	2.5%	5.5%	9.2%

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
As of June 30, 2022, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 8.5% for stockholders taken as a whole. For the nine months ended June 30, 2022 and 2021, GBDC 3 earned a fiscal year-to-date IRR of 8.9% and 12.6%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders' net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, one stop, second lien or subordinated loans, typically have a term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind, or PIK, interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. For additional details on revenues, see “Critical Accounting Policies - Revenue Recognition.”

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

Collateral management fees are paid directly by the 2021 Issuer and 2022 Issuer are offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2021 Issuer and the 2022 Issuer paid Deutsche Bank AG, New York Branch, structuring and placement fees for its services in connection with the structuring of the 2021 Debt Securitization, and the 2022 Debt Securitization, respectively (as defined in Note 8 of our consolidated financial statements). Term debt securitizations, are also known as collateralized loan obligations, or CLOs. Term debt securitization and asset backed securitizations are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2021 Issuer and 2022 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2021 Debt Securitization and 2022 Debt Securitization, respectively.

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

In anticipation of the discontinuation of LIBOR, we have assessed our current debt facilities for our exposure to LIBOR. On March 3, 2022, the SB Revolver (as defined in Note 8 of our consolidated financial statements) was amended to utilize a benchmark interest rate of SOFR. On June 24, 2022, the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) was amended to utilize a benchmark interest rate of three-month term SOFR and foreign alternative reference rates for U.S. dollar and foreign borrowings, respectively. The notes offered in the 2021 Debt Securitization currently utilize a reference rate to three-month USD LIBOR. We may seek to amend or refinance the 2021 Debt Securitization prior to June 30, 2023, the cessation date for three-month USD LIBOR. The notes offered in the 2022 Debt Securitization currently utilize a reference rate to three-month term SOFR. We expect any new debt facilities that we enter into subsequent to June 30, 2022 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On July 6, 2022, we entered into an amendment on the SB Revolver to, among other things, decrease the borrowing capacity under the SB Revolver to $150.0 million, and increase the borrowing base against which we may borrow. The other material terms of the SB Revolver were unchanged.

On July 25, 2022, we issued 214,666.093 shares of common stock through the DRIP.
On August 5, 2022, we issued a capital call to stockholders that is due on August 15, 2022. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds (in thousands)
Issuance of Shares	8/15/2022	2,756,996.922	$14.88	$41,032

On May 6, 2022 and August 5, 2022, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 19, 2022	September 14, 2022	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP, for the period July 1, 2022 through July 31, 2022 per share
September 20, 2022	November 22, 2022	In an amount (if positive) such that our net asset value as of September 30, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2022 through September 30, 2022 and the payment of this distribution is $15.00 per share
October 18, 2022	December 28, 2022	In an amount (if positive) such that our net asset value as of October 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2022 through October 31, 2022 and the payment of this distribution is $15.00 per share

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

Consolidated operating results for the three months ended June 30, 2022 and March 31, 2022 and the nine months ended June 30, 2022 and June 30, 2021 are as follows:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2022	March 31, 2022	June 30, 2022 vs. March 31, 2022	June 30, 2022	June 30, 2021	2022 vs. 2021
	(In thousands)
Interest income	$36,055	$31,827	$4,228	$95,793	$52,587	$43,206
Accretion of discounts and amortization of premiums	1,852	1,714	138	5,726	3,907	1,819
Dividend income	12	2	10	67	65	2
Fee income	498	159	339	1,356	936	420
Total investment income	38,417	33,702	4,715	102,942	57,495	45,447
Net expenses	14,959	15,104	(145)	44,527	26,759	17,768
Net investment income	23,458	18,598	4,860	58,415	30,736	27,679
Net realized gain (loss) on investment transactions	70	(13)	83	2,157	749	1,408
Net change in unrealized appreciation (depreciation) on investment transactions	(19,449)	7,554	(27,003)	(5,619)	19,646	(25,265)
Net increase in net assets resulting from operations	$4,079	$26,139	$(22,060)	$54,953	$51,131	$3,822
Average earning portfolio company investments, at fair value	$2,052,973	$1,875,606	$177,367	$1,849,161	$996,632	$852,529

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from June 30, 2021 to June 30, 2022. As a result, quarterly and year-to-date comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended March 31, 2022 to the three months ended June 30, 2022 by $4.7 million, primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our debt investment portfolio, of $177.4 million and rising floating base rates.

Investment income increased from the nine months ended June 30, 2021 to the nine months ended June 30, 2022 by $45.4 million, primarily as a result of an increase in the average earning debt investments balance of $852.5 million.

The income yield by debt security type for the three months ended June 30, 2022 and March 31, 2022 and the nine months ended June 30, 2022 and June 30, 2021 are as follows:

	Three months ended		Nine months ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Senior secured	6.2%	5.5%	5.8%	5.6%
One stop	7.3%	7.1%	7.2%	7.5%
Second lien	8.1%	8.1%	8.2%	10.9%
Subordinated debt	15.7%	15.2%	15.1%	3.2%

Income yields on one stop and senior secured loans increased for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022 primarily due to an increase in fee income, and to a lesser extent, rising LIBOR and SOFR rates during the three months ended June 30, 2022. Income yields on one stop loans decreased for the nine months ended June 30, 2022 as compared to the nine months ended June 30, 2021 primarily due to the general trend of interest rate spread compression on new investments, partially offset by rising LIBOR and SOFR rates. Income yields on senior secured loans increased for the nine months ended June 30, 2022 as compared to the nine months ended June 30, 2021 primarily due to an increase in fee income, as well as rising LIBOR and SOFR rates during the nine months ended June 30, 2022, partially offset by spread compression on new investments.

Our loan portfolio is partially insulated from a drop in floating interest rates as over 98.0% of the loan portfolio at fair value is subject to an interest rate floor. As of June 30, 2022 and September 30, 2021, the weighted average base rate floor of our loans was 0.83% and 0.86%, respectively. The decrease in our portfolio’s weighted average base rate floor is primarily due to the majority of our new portfolio company investments originating with base rate floors ranging between 0.00% and 0.75%.

As of June 30, 2022, we have second lien investments in three portfolio companies and subordinated debt investments in two portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2022 and March 31, 2022 and the nine months ended June 30, 2022 and June 30, 2021:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2022	March 31, 2022	June 30, 2022 vs. March 31, 2022	June 30, 2022	June 30, 2021	2022 vs. 2021
	(In thousands)
Interest and facility fee expenses	$7,972	$5,656	$2,316	$18,114	$7,811	$10,303
Amortization of debt issuance costs	893	812	81	2,392	1,435	957
Base management fee, net of waiver	5,432	4,934	498	14,601	7,752	6,849
Income incentive fee, net of waiver	2,787	1,983	804	7,858	5,736	2,122
Capital gain incentive fee accrued under GAAP, net of waiver	(3,322)	877	(4,199)	(1,304)	1,766	(3,070)
Professional fees	371	286	85	924	774	150
Administrative service fee	741	450	291	1,676	1,219	457
General and administrative expenses	85	106	(21)	266	266	—
Net expenses	$14,959	$15,104	$(145)	$44,527	$26,759	$17,768
Average debt outstanding	$1,040,933	$958,769	$82,164	$926,562	$472,737	$453,825

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $2.4 million, from the three months ended March 31, 2022 to the three months ended June 30, 2022 primarily due to an increase in interest and facility fee expense resulting from an increase in weighted average outstanding borrowings of $82.2 million during the quarter and as a result of rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities.

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $11.3 million, from the nine months ended June 30, 2021 to the nine months ended June 30, 2022 primarily due to an increase in interest and facility fee expense resulting from an increase in weighted average outstanding borrowings of $453.8 million from the nine months ended June 30, 2021 to the nine months ended June 30, 2022 coupled with rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities.

For the three months ended June 30, 2022 and March 31, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 3.4% and 2.7%, respectively. For the nine months ended June 30, 2022 and 2021, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 3.0% and 2.6%, respectively. The effective annualized average interest rate increased from the three months ended March 31, 2022 to the three months ended June 30, 2022 and from the nine months ended June 30, 2021 to the nine months ended June 30, 2022 primarily due to rising LIBOR and SOFR rates on our floating rate debt facilities.

Management Fees

The base management fee, net of waiver, increased as a result of an increase in average gross assets from the three months ended March 31, 2022 to the three months ended June 30, 2022.

The base management fee, net of waiver, increased as a result of an increase in average gross assets from the nine months ended June 30, 2021 to the nine months ended June 30, 2022.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee, net of waiver, increased by $0.8 million from the three months ended March 31, 2022 to the three months ended June 30, 2022 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and one-time Income Incentive Fee waiver during the three months ended March 31, 2022, described below. The Income Incentive Fee increased by $2.1 million from the nine months ended June 30, 2021 to the nine months ended June 30, 2022, primarily as a result of an increase in our average earning debt investment balances that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements). The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 12.2% and 9.2% for the three months ended June 30, 2022 and the three months ended March 31, 2022, respectively, and 12.1% and 15.0% for the nine months ended June 30, 2022 and the nine months ended June 30, 2021, respectively.

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

As of both June 30, 2022 and September 30, 2021, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of June 30, 2022, the cumulative capital gain incentive fee accrual calculated in accordance with GAAP, net of waiver, was $0.8 million. For the nine months ended June 30, 2022, we recorded a reversal of capital gain incentive fee under GAAP, net of waiver of $1.3 million which was primarily the result of unrealized depreciation on portfolio company investments during the period. As of September 30, 2021, the cumulative capital gain incentive fee accrual calculated in accordance with GAAP, net of waiver, was $2.1 million. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. No Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.4 million from the three months ended March 31, 2022 to the three months ended June 30, 2022 primarily due to higher professional fees and administrative expenses. In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.6 million from the nine months ended June 30, 2021 to the nine months ended June 30, 2022, primarily due to an increase in the administrative service fee.

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended June 30, 2022 and March 31, 2022 were $0.3 million and $0.6 million, respectively. Total expenses reimbursed to the Administrator during the nine months ended June 30, 2022 and 2021 were $1.3 million and $0.7 million, respectively.

As of June 30, 2022 and September 30, 2021, included in accounts payable and accrued expenses were $0.5 million and $0.3 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2022 and March 31, 2022 and the nine months ended June 30, 2022 and June 30, 2021:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2022	March 31, 2022	June 30, 2022 vs. March 31, 2022	June 30, 2022	June 30, 2021	2022 vs. 2021
	(In thousands)
Net realized gain (loss) from investments	$204	$38	$166	$2,075	$1,012	$1,063
Net realized gain (loss) from foreign currency transactions	(134)	(51)	(83)	82	(263)	345
Net realized gain (loss) on investment transactions	$70	$(13)	$83	$2,157	$749	$1,408
Unrealized appreciation from investments	$2,631	$12,356	$(9,725)	$12,122	$23,259	$(11,137)
Unrealized (depreciation) from investments	(32,287)	(6,407)	(25,880)	(29,755)	(3,115)	(26,640)
Unrealized appreciation (depreciation) from forward currency contracts	7,188	1,067	6,121	8,189	(535)	8,724
Unrealized appreciation (depreciation) on foreign currency translation	3,019	538	2,481	3,825	37	3,788
Net change in unrealized appreciation (depreciation) on investment transactions	$(19,449)	$7,554	$(27,003)	$(5,619)	$19,646	$(25,265)

During the three months ended June 30, 2022, we had a net realized gain on investment transactions of less than $0.1 million, primarily due to realized gains on the sale of equity investments in multiple portfolio companies, partially offset by recognized realized losses from foreign currency transactions. During the three months ended March 31, 2022, we had a net realized loss on investment transactions of less than $0.1 million primarily due to recognized realized losses from foreign currency transactions, partially offset by recognized realized gains on the sale of equity investments in multiple portfolio companies.

During the nine months ended June 30, 2022 and the nine months ended June 30, 2021, we had a net realized gain on investment transactions of $2.2 million and $0.7 million, respectively, both primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies.

For the three months ended June 30, 2022, we had $2.6 million in unrealized appreciation on 73 portfolio company investments, which was offset by $32.3 million in unrealized depreciation on 221 portfolio company investments. For the three months ended March 31, 2022, we had $12.4 million in unrealized appreciation on 136 portfolio company investments, which was offset by $6.4 million in unrealized depreciation on 130 portfolio company investments. Unrealized appreciation for both the three months ended June 30, 2022 and March 31, 2022 primarily resulted from better than expected performance of our portfolio companies. Unrealized depreciation for the three months ended June 30, 2022 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to wider credit spreads in the market. Unrealized depreciation for the three months ended March 31, 2022 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments.

For the nine months ended June 30, 2022, we had $12.1 million in unrealized appreciation on 103 portfolio company investments, which was offset by $29.8 million in unrealized depreciation on 191 portfolio company investments. For the nine months ended June 30, 2021, we had $23.3 million in unrealized appreciation on 139 portfolio company investments, which was offset by $3.1 million in unrealized depreciation on 66 portfolio company investments. Unrealized appreciation for the nine months ended June 30, 2022 primarily resulted from better than expected performance of our portfolio companies. Unrealized appreciation for the nine months ended June 30, 2021 primarily resulted from credit market conditions beginning to recover from the COVID-19 pandemic. Unrealized depreciation for the nine months ended June 30, 2022 primarily resulted from amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments, as well as decreases in the fair value in the majority of our portfolio company investments due to wider credit spreads in the market. Unrealized depreciation for the nine months ended June 30, 2021 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments.

Liquidity and Capital Resources

For the nine months ended June 30, 2022 we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $3.7 million. During the period we used $766.0 million in operating activities, primarily as a result of fundings of portfolio investments of $1,013.3 million, partially offset by proceeds from principal payments and sales of portfolio investments of $188.2 million. During the same period, cash provided by financing activities was $762.3 million, primarily driven by borrowings on debt of $1,124.3 million and proceeds from the issuance of common shares of $400.4 million, that were partially offset by repayments of debt of $717.1 million and distributions paid of $41.9 million.

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

As of June 30, 2022 and September 30, 2021, we had cash and cash equivalents of $12.5 million and $52.0 million, respectively. In addition, as of June 30, 2022 and September 30, 2021, we had foreign currencies of $5.9 million and $1.4 million, respectively, restricted cash and cash equivalents of $66.6 million and $35.5 million, respectively, and restricted foreign currencies of $0.8 million and $1.2 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on our credit facilities and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of June 30, 2022 and September 30, 2021, we had investor capital subscriptions totaling $1,388.3 million and $1,096.5 million, respectively, of which $1,168.8 million and $767.9 million, respectively, had been called and contributed, leaving $219.5 million and $328.6 million of uncalled investor capital subscriptions, respectively.

Revolving Credit Facilities

SB Revolver - As of June 30, 2022 and September 30, 2021, we had $164.6 million and $246.4 million outstanding on the SB Revolver (as defined in Note 8 of our consolidated financial statements), respectively. As of June 30, 2022 and September 30, 2021, subject to leverage and borrowing base restrictions, we had $15.4 million of remaining commitments and approximately $28.6 million of remaining commitments, respectively, and no availability as of both June 30, 2022 and September 30, 2021 on the SB Revolver. Effective November 26, 2021, borrowings permitted under the SB Revolver were reduced to $180.0 million from $275.0 million.

DB Credit Facility - As of June 30, 2022 and September 30, 2021, the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) allowed GBDC 3 Funding LLC, or GBDC 3 Funding, to borrow up to $750.0 million and $250.0 million, respectively, at any one time outstanding, subject to leverage and borrowing base restrictions. As of June 30, 2022 and September 30, 2021, we had $389.1 million and $156.0 million outstanding under the DB Credit Facility, respectively. As of June 30, 2022 and September 30, 2021, subject to leverage and borrowing base restrictions, we had approximately $360.9 million and $94.0 million of remaining commitments, respectively, and $360.9 million and $94.0 million of availability on the DB Credit Facility, respectively.

Adviser Revolver - As of June 30, 2022 and September 30, 2021, we were permitted to borrow up to $40.0 million at any one time outstanding under the Adviser Revolver (as defined in Note 8 of our consolidated financial statements). As of both June 30, 2022 and September 30, 2021, we had no borrowings outstanding under the Adviser Revolver.

Debt Securitizations

2022 Debt Securitization - On January 25, 2022, we completed the 2022 Debt Securitization. The Class A Senior Secured Floating Rate Notes are included in the June 30, 2022 Consolidated Statement of Financial Condition as our debt and the Subordinated Notes were eliminated in consolidation. As of June 30, 2022, we had outstanding debt under the 2022 Debt Securitization of $252.0 million.

2021 Debt Securitization - On March 11, 2021, we completed the 2021 Debt Securitization. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the June 30, 2022 Consolidated Statement of Financial Condition as our debt and the Class D and Subordinated 2021 Notes were eliminated in consolidation. As of both June 30, 2022 and September 30, 2021, we had outstanding debt under the 2021 Debt Securitization of $298.0 million.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio of 0.85x. As of June 30, 2022, our asset coverage for borrowed amounts was 210.4%.

As of June 30, 2022, we had outstanding commitments to fund investments totaling $379.3 million, including $23.3 million of commitments on undrawn revolvers. As of September 30, 2021, we had outstanding commitments to fund investments totaling $180.4 million, including $17.4 million of commitments on undrawn revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2022 and September 30, 2021 respectively, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of June 30, 2022 is included in Note 8 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2022. As of June 30, 2022, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our DB Credit Facility and Adviser Revolver, ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of June 30, 2022 and September 30, 2021. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2022 and September 30, 2021, we had investments in 263 and 214 portfolio companies, respectively, with a total fair value of $2,259.8 million and $1,438.6 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2022 and March 31, 2022 and the nine months ended June 30, 2022 and June 30, 2021:

	Three months ended				Nine months ended
	June 30, 2022		March 31, 2022		June 30, 2022		June 30, 2021
	(In Thousands)	Percentage	(In Thousands)	Percentage	(In Thousands)	Percentage	(In Thousands)	Percentage
Senior secured	$8,900	3.1%	$11,216	6.5%	$50,489	4.1%	$77,921	14.4%
One stop	259,648	90.9	154,314	89.1	1,108,878	89.5	447,756	83.0
Second lien	58	0.0 *	—	—	332	0.0 *	1,505	0.3
Subordinated debt	—	—	—	—	996	0.1	—	—
Equity	17,125	6.0	7,578	4.4	78,049	6.3	12,403	2.3
Total new investment commitments	$285,731	100.0%	$173,108	100.0%	$1,238,744	100.0%	$539,585	100.0%

* Represents an amount less than 0.1%
For the nine months ended June 30, 2022 and 2021, we had approximately $188.2 million and $196.4 million, respectively, in proceeds from principal payments and sales of equity investments in portfolio companies.

The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2022 (1)			As of September 30, 2021 (2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$250,341	$253,424	$247,207	$260,043	$257,252	$257,585
Non-accrual(3)	2,470	2,450	1,603	—	—	—
One stop:
Performing	1,892,502	1,878,350	1,872,112	1,137,277	1,122,954	1,130,203
Non-accrual(3)	—	—	—	—	—	—
Second lien:
Performing	10,771	11,588	10,652	11,429	11,223	11,121
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	7,651	7,469	7,630	2	1	2
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	107,044	120,594	N/A	30,107	39,732
Total	$2,163,735	$2,260,325	$2,259,798	$1,408,751	$1,421,537	$1,438,643

(1)As of June 30, 2022, $104.9 million and $102.3 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
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
As of June 30, 2022, we had loans in one portfolio company investment on non-accrual status. As of September 30, 2021, we had no loans on non-accrual status. As of June 30, 2022 and September 30, 2021, the fair value of our debt investments as a percentage of the outstanding principal value was 98.9% and 99.3%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated for the three months ended June 30, 2022 and March 31, 2022 and the nine months ended June 30, 2022 and June 30, 2021:

	Three months ended		Nine months ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Weighted average rate of new investment fundings	7.6%	6.8%	6.8%	6.8%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.7%	5.9%	5.7%	5.8%
Weighted average fees of new investment fundings	1.1%	1.0%	1.1%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	7.0%	6.4%	6.7%	6.8%
As of June 30, 2022, 98.5% and 98.6%, respectively, of our debt portfolio at amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loan. As of September 30, 2021, 89.3% and 89.4%, respectively, of our debt portfolio at amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2022 and September 30, 2021, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $50.9 million and $45.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2022 and September 30, 2021:

	As of June 30, 2022		As of September 30, 2021
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$80,904	3.6%	$81,941	5.7%
4	2,109,792	93.3	1,321,794	91.9
3	69,067	3.1	34,864	2.4
2	35	0.0 *	44	0.0 *
1	—	—	—	—
Total	$2,259,798	100.0%	$1,438,643	100.0%

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
•As of June 30, 2022, GCOP LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $23.1 million. As of June 30, 2022, we have issued 1,543,367.762 shares of our common stock to GCOP LLC in exchange for aggregate capital contributions totaling $23.1 million. We have also issued 216,542.737 shares to GCOP LLC through the DRIP.
•As of June 30, 2022, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by GC Advisors, had an aggregate commitment to us of $27.5 million. As of June 30, 2022, we have issued 1,834,523.315 shares of our common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27.5 million.
•We and GC Advisors have entered into a placement agent agreement with an unaffiliated third party for the placement of shares of the Company's common stock. We do not assume any fees associated with this transaction, as GC Advisors is covering all fees under the arrangement.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., a publicly-traded business development company (Nasdaq: GBDC), Golub Capital Direct Lending Corporation, Golub Capital BDC 4, Inc, and Golub Capital Direct Lending Unlevered Corporation, which are business development companies focused on investing primarily in one stop and other senior secured loans of U.S. middle-market companies. In addition, our officers and directors serve in similar capacities for Golub Capital BDC, Inc. and Golub Capital Direct Lending Corporation. If GC Advisors and its affiliates determine that an investment is appropriate for us and for other such accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2022 and 2021. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of June 30, 2022 and September 30, 2021, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of June 30, 2022, the total fair value of our non-accrual loans was $1.6 million. As of September 30, 2021, there were no non-accrual loans.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the three and nine months ended June 30, 2022 and 2021, we did not incur any U.S federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2022 and September 30, 2021, the weighted average floor on the loans subject to floating interest rates was 0.83% and 0.86%, respectively. The SB Revolver has a floating interest rate provision based on one-month term SOFR + 1.70%, the DB Credit Facility has a floating interest rate provision equal to three-month term SOFR + 2.15%, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate and the Class A, B, and C-1 2021 Notes issued in connection with the 2021 Debt Securitization have floating rate interest provisions based on three-month LIBOR that resets quarterly. In addition, the Class A Senior Secured Notes issued in connection with the 2022 Debt Securitization have floating rate interest provisions based on three-month term SOFR. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of June 30, 2022 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 25 basis points	$(5,254)	$(2,734)	$(2,520)
Up 50 basis points	10,683	5,469	5,214
Up 100 basis points	21,470	10,937	10,533
Up 150 basis points	32,267	16,406	15,861
Up 200 basis points	43,071	21,875	21,196

(1) Assumes applicable three-month base rate as of June 30, 2022, with the exception of SONIA and Prime that utilize the June 30, 2022 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2022, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SB Revolver, the DB Credit Facility, the Adviser Revolver, the 2021 Debt Securitization, 2022 Debt Securitization or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures.

As of June 30, 2022 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

You should carefully consider the risk factors set forth below and those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2021 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2022, together with all of the other information included in this report. The risks set out below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of these events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you could lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2022 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.
Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of June 24, 2022, among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as servicer, and Deutsche Bank AG, New York Branch, as facility agent, as agent and as a committed lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on June 27, 2022).
10.2	Seventh Amendment to Revolving Credit and Security Agreement, dated as of July 6, 2022, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC, as borrowers, and Signature Bank, as administrative agent and a lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on July 6, 2022).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: August 11, 2022	By:	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)