Form 10-K
period 2022-09-30
Golub Capital BDC 3, Inc.
filed 2022-12-02
CIK 1715268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
As of March 31, 2022 and September 30, 2022, there was no established public market for the Registrant's common stock.
The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of December 2, 2022 is 86,854,896.195.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2022.

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
•“GBDC 3 Funding” refers to GBDC 3 Funding LLC, a Delaware LLC, our direct subsidiary;
•“GBDC 3 Funding II” refers to GBDC 3 Funding II LLC, a Delaware LLC, our direct subsidiary;
•“2021 CLO Depositor” refers to Golub Capital BDC 3 CLO 1 Depositor LLC, a Delaware LLC, our direct subsidiary;
•“2021 Issuer” refers to Golub Capital BDC 3 CLO 1 LLC, a Delaware LLC, our indirect subsidiary;
•“2022 Issuer” refers to Golub Capital BDC 3 ABS 2022-1 LLC, a Delaware LLC, our indirect subsidiary;
•“GC Advisors” refers to GC Advisors LLC, a Delaware LLC, our investment adviser;
•“Administrator” refers to Golub Capital LLC, a Delaware LLC, an affiliate of GC Advisors and our administrator;
•“Adviser Revolver” refers to the line of credit, as amended, with GC Advisors, which as of September 30, 2022 allowed for borrowing up to $40.0 million;
•“DB Credit Facility” refers to the senior secured revolving credit facility that GBDC 3 Funding entered into on September 10, 2019, with GBDC 3, as equity holder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian, that as of September 30, 2022, allowed for borrowing up to $750.0 million and that bears interest at a rate of the applicable base rate plus 2.15% per annum through the reinvestment period, which continues through March 10, 2023 and is scheduled to mature on the earliest of (i) three years from the last day of the drawdown period, (ii) the date on which we cease to exist or (iii) the occurrence of an event of default. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month Euro Interbank Offered Rate or “EURIBOR,” with respect to any advances denominated in Euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling and (v) the three-month SOFR, with respect to any other advances;
•“SB Revolver” refers to the revolving credit facility, as amended, that we originally entered into on February 4, 2019, with Signature Bank, as administrative agent and a lender, which as of September 30, 2022, allowed for borrowing up to $100.0 million that bears at a rate of one-month SOFR for the applicable base rate plus 1.70% per annum and a spread adjustment of 0.10% or the prime rate minus 1.20% with a stated maturity date of February 4, 2023;
•“2022 Debt Securitization” refers to the $401.8 million term asset-backed securitization that we completed on January 25, 2022, in which the 2022 Issuer issued an aggregate of $401.8 million of notes, or the “2022 Notes,” including $252.0 million of Class A Senior Secured Floating Rate Notes or the “Secured 2022 Notes”, which bear interest at the three-month SOFR plus 2.00%, and approximately $149.8 million of Subordinated 2022 Notes, or the “Subordinated 2022 Notes,” which do not bear interest;

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

We were formed in August 2017 to make investments and generate current income and capital appreciation by investing primarily in one stop loans (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans that are often referred to by other middle market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. GC Advisors structures these one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In many cases, we are the sole lender, or we together with our affiliates, are the sole lenders of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

In this Annual Report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than $100.0 million annually.

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower's equity securities and ranks junior to all of such borrower's other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies that had over $55.0 billion of capital under management as of July 1, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of July 1, 2022, Golub Capital had over $55.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over
360 middle-market sponsors and repeat transactions with over 250 sponsors.

Golub Capital’s middle-market lending group is managed by an eight-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2022, Golub Capital had more than 170 investment professionals supported by more than 530 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Market Trends

We have identified the following trends that may affect our business:

Target Market.  We believe that small and middle market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us. We continue to focus our portfolio on borrowers in what we believe are recession resistant industries that are insulated from the effects of COVID-19.

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

(1) Standard & Poor’s “High-End Middle-Market Lending Review Q4 2021” – New-issue first-lien yield-to-maturity. Middle-Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in June 2005.

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 725 employees, led by our chairman, Lawrence E. Golub, and our chief executive officer, David B. Golub. As of September 30, 2022, Golub Capital’s more than 170 investment professionals had an average of over 13 years of investment experience and were supported by more than 530 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital BDC Inc., a Delaware corporation, or GBDC; (ii) Golub Capital Direct Lending Corporation, a Maryland corporation, or GDLC; (iii) Golub Capital BDC 4, Inc., a Maryland corporation, or GBDC 4; and (iv) Golub Capital Direct Lending Unlevered Corporation, a Maryland corporation, or GDLCU; each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primarily focus on investing in one stop and other senior secured loans and, in the case of GBDC, whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle Market Bookrunner each year from 2008 through 2022 for senior secured loans of up to $500.0 million for leveraged buyouts based on number of deals completed according to Thomson Reuters LPC and internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 360 middle-market sponsors and repeat transactions with over 250 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

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

We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We seek to have a portfolio of first-lien, senior secured loans to borrowers believed to be insulated from economic disruptions, such as the effects of the novel coronavirus, or COVID-19 pandemic, in recession-resistant industries. We also make opportunistic loans to independently owned and publicly held middle-market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

•annual EBITDA of less than $100.0 million;
•sustainable leading positions in their respective markets;
•scalable revenues and operating cash flow;
•experienced management teams with successful track records;
•insulation from the effects of economic disruptions, such as the COVID-19 pandemic;
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

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have completed investments in over 2,200 companies at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2022 and 2021:

	September 30, 2022		September 30, 2021
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$76,118	3.3%	$81,941	5.7%
4	2,153,284	92.9	1,321,794	91.9
3	82,973	3.6	34,864	2.4
2	3,728	0.2	44	0.0 *
1	—	—	—	—
Total	$2,316,103	100.0%	$1,438,643	100.0%

*	Represents an amount less than 0.1%.

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

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans1. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate.

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
Equity Investments. GC Advisors structures these investments as direct or indirect minority equity co-investments in a portfolio company, usually on terms similar to the controlling private equity sponsor and in connection with our loan to such portfolio company. As a result, if a portfolio company appreciates in value, we can achieve additional investment return from these equity co-investments. GC Advisors can structure these equity co-investments to include provisions protecting our rights as a minority-interest holder, which could include a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events or demand and “piggyback” registration rights. However, because these equity co-investments will typically be in private companies, there is no guarantee that we, as a minority-interest holder, will control the timing or value of our realization of any gains on such investments. Our equity co-investments will typically include customary “tag-along” and/or “drag-along” rights that will permit or require us to participate in a sale of such equity co-investments at such time as the majority owners, not GC Advisors, determine.
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
1 As of November 10, 2022, we have updated terminology from “late stage lending” to “recurring revenue” to better reflect the commercial activity of our business.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Investments

We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $5.0 million to $30.0 million of capital, on average, in the securities of middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2022, as well as the top ten industries in which we were invested as of September 30, 2022, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Fair Value of Investments (In Thousands)	Percentage of Total Investments
GS Acquisitionco, Inc.	$52,044	2.2%
BECO Holding Company, Inc.	45,990	2.0
Electrical Source Holdings, LLC	45,015	1.9
Riskonnect Parent, LLC	44,313	1.9
PT Intermediate Holdings III, LLC	40,013	1.7
Diligent Corporation	38,197	1.6
Consilio Midco Limited	37,669	1.6
Inhabit IQ Inc.	35,513	1.5
TWAS Holdings, LLC	35,395	1.5
Chase Intermediate	35,065	1.5
	$409,214	17.4%

Industry	Fair Value of Investments (In Thousands)	Percentage of Total Investments
Software	$623,764	26.9%
Healthcare Providers and Services	155,169	6.7
Automobiles	134,258	5.8
IT Services	130,820	5.6
Insurance	126,809	5.5
Specialty Retail	118,224	5.1
Diversified Consumer Services	108,363	4.7
Commercial Services and Supplies	70,342	3.0
Healthcare Equipment and Supplies	67,692	2.9
Pharmaceuticals	65,832	2.8
	$1,601,273	69.0%

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
•Rising interest rates could affect the value of our investments and could make it more difficult for portfolio companies to make periodic payments on their loans.
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
•There are significant potential conflicts of interest as a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee that could affect our investment returns.
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
•We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
•We are subject to risks associated with any Credit Facility.
•Investors in shares of our common stock could fail to fund their capital commitments when due.
•The majority of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there could be uncertainty as to the value of our portfolio investments.
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
•Inflation could adversely affect the business, result of operations and financial condition of our portfolio companies.
•Our investments in debt, leveraged portfolio companies, and private and middle-market portfolio companies are risky and we could lose all or part of our investment.
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

Investors are subject to risks relating to an investment in our securities
•There is no public market for shares of our common stock, and we do not expect there to be a market for shares of our common stock.
•There are restrictions on the ability of holders of our common stock to transfer shares.
•Investing in our securities could involve an above average degree of risk.
•There is a risk that investors in our equity securities will not receive distributions or that our distributions may will not grow over time and a portion of our distributions could be a return of capital.
•We are subject to risks associated with a Liquidity Event.

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

Management Fee

Pursuant to the Investment Advisory Agreement, we pay GC Advisors a fee for investment advisory and management services consisting of two components - a base management fee, or Base Management Fee, and an incentive fee, or Incentive Fee. The cost of both the base management fee and the incentive fee is ultimately borne by our stockholders.

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
The sum of these calculations yields the “Income Incentive Fee”. This amount is appropriately adjusted for any share issuances or repurchases during the quarter. For periods prior to the closing of a Liquidity Event, GC Advisors agreed to waive that portion of the Income Incentive Fee calculated in excess of the Income Incentive Fee calculated with respect to our Pre-Incentive Fee Net Investment Income quarterly, in arrears, as follows:

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

Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on derivative contracts and any income tax related to cumulative aggregate realized gains and losses. There was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the years ended September 30, 2022 and 2021. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for a Capital Gain Incentive Fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the Capital Gain Incentive Fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a Capital Gain Incentive Fee equal to 15.0% of such amount prior to the closing of a Liquidity Event (20.0% following the closing of a Liquidity Event), less the aggregate amount of the actual Capital Gain Incentive Fees paid or Capital Gain Incentive Fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any Capital Gain Incentive Fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2022, we have not made any Capital Gain Incentive Fee payments. For the years ended September 30, 2022, 2021 and 2020, we accrued (reversed) a Capital Gain Incentive Fee, net of waiver, under GAAP of $(2.1) million, $2.1 million, and $(0.7) million, respectively. There was no cumulative accrual for Capital Gain Incentive Fee, net of waiver under GAAP as of September 30, 2022. The cumulative accrual for Capital Gain Incentive Fee, net of waiver, under GAAP was $2.1 million as of September 30, 2021.

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

Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in May 2022, our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

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

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of directors reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2022, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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
The regulations defining and interpreting qualifying assets can change over time. We could adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% (or 150% upon receipt of certain approvals and subject to the requirement that we make an offer to repurchase the shares of our stockholders) immediately after each such issuance (or such other percentage as could be prescribed by law from time to time). As of September 30, 2022, our asset coverage for borrowed amounts was 212.7%.

In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We can also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. We consolidate our financial results with all of our wholly-owned subsidiaries, including GBDC 3 Funding, GBDC 3 Holdings, the 2022 Issuer, the 2021 Issuer and 2021 CLO Depositor for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors - Risks Relating to our Business and Structure - Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.”

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

Proxy Voting Records

You can obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended June 30, 2022 by making a written request for proxy voting information to: Golub Capital BDC 3, Inc., Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling Golub Capital BDC 3, Inc. collect at (212) 750-6060.

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
•The end of the fiscal year in which our total annual gross revenues first exceed $1.235 billion;
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

Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, we can take advantage of an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This could increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends for U.S. federal income tax purposes to our stockholders. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends for U.S. federal income tax purposes of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid, or the Annual Distribution Requirement. Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must timely distribute dividends for U.S. federal income tax purposes to our stockholders in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were recognized but not distributed during such years and on which we did not incur any liability to pay federal income tax, or the Excise Tax Avoidance Requirement.

Taxation as a RIC

If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we timely distribute as dividends for U.S. federal income tax purposes to our stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as dividends to our stockholders.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•qualify and have in effect an election to be treated as a business development company under the 1940 Act at all times during each taxable year;
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

Certain of our investment practices could be subject to special and complex U.S. federal income tax provisions that could, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and could make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC. There can be no assurance that we will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.

Certain distributions reported by us as Section 163(j) interest dividends may be treated as interest income by stockholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by the stockholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.

We can invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments can present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we can cease to accrue interest, original issue discount or market discount, when and to what extent deductions can be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material amount of either U.S. federal income tax or 4% nondeductible U.S. federal excise tax.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

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
Although we currently intend to distribute any net capital gains at least annually, we can in the future decide to retain some or all of our net capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to their allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for their common stock. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally could be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or could be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

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
A U.S. stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of their shares of our common stock. Any gain or loss arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held their shares of common stock for more than one year. Otherwise, it would be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock could be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of the common stock acquired will be increased to reflect the disallowed loss.
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
Until and unless we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (i) shares of our common stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year or (ii) shares of our common stock being treated as regularly traded on an established securities market for any taxable year, for purposes of computing the taxable income of U.S. stockholders that are individuals, trusts or estates, (i) our earnings will be computed without taking into account such U.S. stockholders’ allocable shares of the management and incentive fees paid to our investment adviser and certain of our other expenses, (ii) each such U.S. stockholder will be treated as having received or accrued a dividend from us in the amount of such U.S. stockholder’s allocable share of these fees and expenses for such taxable year, (iii) each such U.S. stockholder will be treated as having paid or incurred such U.S. stockholder’s allocable share of these fees and expenses for the calendar year and (iv) each such U.S. stockholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. stockholder. We expect to be treated as a “publically offered regulated company” (within the meaning of Section 67 of the Code). For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions are deductible only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of determining a U.S. stockholder’s liability for the U.S. federal alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

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
An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts.
Taxation of Non-U.S. Stockholders
Whether an investment in the shares of our common stock is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares of our common stock by a Non-U.S. stockholder could have adverse tax consequences. Non-U.S. stockholders should consult their tax advisors before investing in our common stock.
Subject to the discussion below, distributions of our “investment company taxable income” to Non-U.S. stockholders (including interest income, net short-term capital gain or foreign-source dividend and interest income, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, in which case the distributions will generally be subject to U.S. federal income tax at the rates applicable to U.S. persons. In that case, we will not be required to withhold U.S. federal income tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements. Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.
Certain properly reported dividends received by a Non-U.S. stockholder generally are exempt from U.S. federal withholding tax when they (1) are paid in respect of our “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income), or (2) are paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for a tax year) as well as if certain other requirements are satisfied. Nevertheless, it should be noted that in the case of shares of our stock held through an intermediary, the intermediary could have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Moreover, depending on the circumstances, we could report all, some or none of our potentially eligible dividends as derived from such qualified net interest income or as qualified short-term capital gains, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding.
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
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In addition, many of our debt investments and borrowings have floating interest rates that reset on a periodic basis, and many of our investments are subject to interest rate floors. As a result, a change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds will increase because the interest rates on the amounts borrowed under our credit facilities or certain other financing arrangements are typically floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor above current levels will not increase until interest rates exceed the applicable floor.
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
A number of entities compete with us to make the types of investments that we plan to make, and we believe that recent market trends, including sustained periods of low interest rates, have increased the number of competitors seeking to invest in loans to private, middle-market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors could have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective. An excess of the amount of capital in the private debt markets and overall competition for loans could result in short term returns for us that are lower than our long-term targets. In the event these conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.
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
Rising interest rates could affect the value of our investments and make it more difficult for portfolio companies to make periodic payments on their loans.
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
As of January 1, 2022, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration (“IBA”) has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023. As of January 1, 2022, all non-USD LIBOR reference rates in all settings ceased to be published.
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
GC Advisors is highly dependent on relationships with private equity sponsors in connection with the sourcing of investments. If private equity sponsors find new sources of debt capital that are more advantageous to them, or if GC Advisors suffers reputational harm such that it becomes a less attractive source of capital for private equity sponsors, GC Advisors could have difficulty finding and sourcing new middle-market debt investments. Private equity sponsors could experience financial distress, which could be related or unrelated to the portfolio companies to which we have exposure. Once in financial distress, such sponsors likely would be unable to provide the same level of managerial, operating or financial support to such portfolio companies, resulting in an increased risk of default or inability to repay remaining principal at maturity.
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
Investors are cautioned that past investment performance of similar portfolios and other investment vehicles managed by GC Advisors or its affiliates is not indicative of how we will perform. Our investments could differ from some existing accounts and funds that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. Investors in our securities are not acquiring an interest in any accounts that are or have been sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or affiliates of GC Advisors. We often co-invest in portfolio investments with other accounts sponsored or managed by members of GC Advisors’ investment committee, GC Advisors or its affiliates. Such investments are subject to regulatory limitations and approvals by directors who are not “interested persons,” as defined in the 1940 Act. We can offer no assurance, however, that we will obtain such approvals or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by us or by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved in prior periods. Additionally, all or a portion of the prior results were achieved in particular market conditions that might never be repeated. Moreover, current or future market volatility and regulatory uncertainty can have an adverse impact on our future performance.
Our financial condition, results of operations and cash flows depend on our ability to manage our business effectively.
Our ability to achieve our investment objective depends on our ability to manage our business and to grow. This depends, in turn, on GC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon GC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. GC Advisors has substantial responsibilities under the Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by GC Advisors, members of GC Advisors’ investment committee or Golub Capital LLC. The personnel of the Administrator and its affiliates could be called upon to provide managerial assistance to our portfolio companies. These activities could distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
There are significant potential conflicts of interest as a result of our arrangements with GC Advisors and its affiliates and GC Advisors’ investment committee that could affect our investment returns.
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
The members of GC Advisors’ investment committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, our directors and certain of our officers also serve as directors and officers of GBDC, GDLC, GBDC 4, and GDLCU, each a closed-end, non-diversified management investment company that has also elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors and its affiliates manage other clients with similar or competing investment objectives.
GC Advisors’ management team will share its time and attention between us and other investment vehicles and accounts. Neither we nor any investor in us unaffiliated with GC Advisors will have any rights in or to independent ventures of GC Advisors or its affiliates or in the income or profits derived therefrom. GC Advisors does not expect to have any dedicated personnel who spend all or substantially all of their time managing our investing activities.
In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. Economic disruption and uncertainty precipitated by certain events, including for example the COVID-19 pandemic, could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC, GDLC, GDLCU, GBDC 4 and multiple private funds and separate accounts that pursue an investment strategy similar to ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts, which could have a material adverse effect on our business, financial condition, results of operations and cash flows during such ramp-up period. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.
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
Our securities could be purchased by GC Advisors or its affiliates.
Affiliates of GC Advisors have purchased, and GC Advisors and its affiliates in the future expect to purchase, certain of our securities. The purchase of our securities, including shares of our common stock, by GC Advisors and its affiliates could create certain risks. For example, GC Advisors and its affiliates could have an interest in disposing of our securities at a date that differs from that of our other investors so as to recover their investment in such securities.
The valuation process for certain of our portfolio holdings creates a conflict of interest.
The majority of our portfolio investments are in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith. Valuations of private investments and private companies require judgment, are inherently uncertain, often fluctuate and are frequently based on estimates. It is possible that determinations of fair value will differ materially from the values that would have been used if an active market for these investments existed. If determinations regarding the fair value of investments were materially higher than the values that were ultimately realized upon the sale of such investments, the returns to our investors would be adversely affected.
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
We have entered into a license agreement with Golub Capital LLC, under which Golub Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Golub Capital” See “Management Agreements — License Agreement”. In addition, we pay to the Administrator our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest, including in the allocation of expenses and the enforcement of the respective agreements, that our board of directors must monitor.
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
We can, however, invest alongside GC Advisors’ and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law, SEC staff, or Staff, interpretations, and any co-investment exemptive relief order from the SEC. For example, we can invest alongside such accounts consistent with guidance promulgated by the Staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that GC Advisors, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We can also invest alongside GC Advisors’ other clients as otherwise permissible under regulatory guidance, applicable regulations and GC Advisors’ allocation policy. Under this allocation policy, GC Advisors will determine the amount of any proposed investment to be made by us and similar eligible accounts. We expect that these determinations will be made similarly for other accounts sponsored or managed by GC Advisors and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed investment, the opportunity will be allocated in accordance with GC Advisors’ pre-transaction determination. Where there is an insufficient amount of an investment opportunity to fully satisfy us and other accounts sponsored or managed by GC Advisors or its affiliates, the allocation policy further provides that allocations among us and other accounts will generally be made pro rata based on the relative capital available for investment of each of us and such other eligible accounts, subject to minimum and maximum investment size limits. In situations in which co-investment with other entities sponsored or managed by GC Advisors or its affiliates is not permitted or appropriate, GC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. GC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time, including, for example, through random or rotational methods. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.
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
We, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, have received exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates will afford us additional investment opportunities and the ability to achieve greater diversification. There could be many follow-on opportunities available to other entities advised by GC Advisors and its affiliates that are unavailable to us due to the limitations of the exemptive relief granted to GC Advisors and its affiliates.
Although the terms of the exemptive relief require that GC Advisors will be given the opportunity to cause us to participate in certain transactions originated by affiliates of GC Advisors, GC Advisors could determine that we not participate in those transactions and for certain other transactions (as set forth in certain criteria approved by our board of directors) GC Advisors may not have the opportunity to cause us to participate. In addition, even if we and any such other entities sponsored or managed by GC Advisors or its affiliates invest in the same securities or loans, conflicts of interest could still arise. For example, it is possible that, as a result of legal, tax, regulatory, accounting, political or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for us and such other entities advised by GC Advisors and its affiliates could differ. Additionally, we and such other entities advised by GC Advisors and its affiliates will generally have different investment periods and/or investment objectives (including return profiles) and, as a result, have conflicting goals with respect to the price and timing of disposition opportunities. As such, to the extent permissible under applicable law and any applicable order issued by the SEC, we and such other entities could dispose of co-investments at different times and on different terms.
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
GC Advisors and its affiliates are permitted to reduce, waive or absorb some of the fees or costs otherwise due by us. While this activity can be seen as friendly to investors, reductions, waivers and absorptions of fees and costs result in higher returns to investors than such investors would receive if full fees and costs were charged. Such fee waivers also create a conflict of interest as GC Advisors has an incentive to delay calling capital commitments to later periods in which such waivers are no longer in effect. There is no guarantee that any reductions, waivers or absorptions will occur in the future, and any reductions, waivers and absorptions are entirely at the discretion of GC Advisors or the Administrator, as applicable.
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
Golub Capital could engage in any number of strategic transactions, including acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures or even a fund that pursues a strategy that is different than what Golub Capital has historically focused on, such as a private equity fund of funds. Additionally, Golub Capital could sell stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in the Company. In August 2018, Golub Capital sold a passive, non-voting minority stake in its management companies. While Golub Capital has not subsequently engaged in any material strategic transactions, it could do so in the future.
Strategic transactions are subject to many risks, such as the risk that the transaction might not be successful in meeting its strategic goals, or the risk that the transaction might divert the attention of GC Advisors from our core investment activities, or the risk that the management team will not be successful in developing and operating the underlying business involved in the strategic transaction.
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
There is also a material risk that applicable governmental authorities and regulators in the United States and other jurisdictions will continue to adopt new laws or regulations (such as tax, privacy and anti-money laundering laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations, in each case in a manner that is burdensome for GC Advisors and for us. Any such events or changes could occur during the term of the Company and could adversely affect us or GC Advisors and GC Advisors’ ability to operate and/or pursue its management strategies on behalf of us. Further, any such events or changes could adversely affect obligors’ ability to make payments on loans to which we are directly or indirectly exposed or otherwise adversely affect the value of such investments. Such risks are often difficult or impossible to predict, avoid or mitigate in advance. As a result, there can be no assurance that any of the foregoing will not have an adverse impact on the business of GC Advisors and/or any of its affiliates or our performance. From time to time, GC Advisors and its affiliates could take certain actions that they determine are necessary, appropriate or in the best interests of us and our stockholders, taken as a whole, to mitigate the application or impact of certain laws or regulations.
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
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that includes interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. It is possible that accrued interest or other income previously used in the calculation of the incentive fee will become uncollectible, and GC Advisors has no obligation to refund any fees it received in respect of such accrued income.
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
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates could be subject to tax as though they received a distribution of some of our expenses.
We expect to be treated as a “publicly offered regulated investment company”. Should we not qualify to be treated as a publicly offered regulated investment company, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions are deductible only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code. See “Material U.S. Federal Income Tax Considerations — Taxation of U.S. Stockholders.”
Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.
We could issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals the percentage of gross assets less all liabilities and indebtedness not represented by senior securities after each issuance of senior securities that is applicable to us under Section 61 of the 1940 Act. If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such activities could be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2022, we had $1,119.0 million in outstanding borrowings, including $550 million outstanding under the Debt Securitizations.
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
We are not generally able to issue and sell our common stock at a price below net asset value per share. We could, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and, in certain cases, if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold cannot be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time would decrease, and holders of our common stock could experience dilution.
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

In addition, there is no assurance that all investors will satisfy their respective capital commitments. To the extent that one or more investors does not satisfy its or their capital commitments when due or at all, there could be a material adverse effect on our business, financial condition and results of operations, including an inability to fund our investment obligations, make appropriate distributions to our stockholders or to continue to satisfy applicable regulatory requirements under the 1940 Act. If an investor fails to satisfy any part of its capital commitment when due, other stockholders who have an outstanding capital commitment could be required to fund such capital commitment sooner than they otherwise would have absent such default. We cannot assure you that we will recover the full amount of the capital commitment of any defaulting investor.

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

Although GC Advisors will attempt to manage our cash balances so that they are not significantly larger than needed for our investments and other obligations, GC Advisors’ ability to manage cash balances could be affected by changes in the timing of investment closings, access to leverage, defaults by investors or late payments of drawdown purchases and other factors. GC Advisors’ management of cash balances could have a material effect on our performance.

We finance our investments with borrowed money, which will accelerate and increase the potential for gain or loss on amounts invested and could increase the risk of investing in us.
The use of leverage accelerates and increases the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will depend on GC Advisors’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. While we intend to target a leverage ratio of 0.85x debt-to-equity, this limitation will not prevent us from incurring additional leverage or otherwise exceeding such leverage ratio to the full extent permissible under the 1940 Act, including during periods when we are experiencing unusual market volatility or other unexpected conditions.
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
In addition, our investment objectives are dependent on the continued availability of leverage at attractive relative interest rates, including loans to bridge the time period before calling capital commitments are made by investors, to ensure timely funding of negotiated investments, to assist with loan origination and/or because the timing of funding inflow and outflow is not in sync.
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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2022, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns could be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(22.01)%	(12.54)%	(3.07)%	6.40%	15.88%

(1)Assumes $2,411.3 million in total assets, $1,119.0 million in debt outstanding and $1,272.9 million in net assets as of September 30, 2022 and an effective interest rate for year ended September 30, 2022 of 3.49%.
Based on our outstanding indebtedness of $1,119.0 million as of September 30, 2022 and the effective annual interest rate of 3.49% as of that date, our investment portfolio would have been required to experience an annual return of at least 1.62% to cover annual interest payments on the outstanding debt.
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
As a business development company, we generally are required to meet the asset coverage ratio of total assets to total borrowings and other senior securities, which include our borrowings and any preferred stock that we could issue in the future, that is applicable to us under the 1940 Act. Currently, this asset coverage ratio is 200%. However, Section 61(a)(2) of the 1940 Act reduces the asset coverage requirement applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals and, in the case of an unlisted business development company, makes an offer to repurchase the shares of its stockholders. If we were to satisfy the requirements to implement the reduced asset coverage requirement, it would permit us under the 1940 Act to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. If our asset coverage ratio declines below 200% (or 150% or such other percentage as is prescribed by law from time to time), we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and could prevent us from making distributions in amounts sufficient to maintain our status as a RIC, or at all.
We are subject to risks associated with the Debt Securitizations.
As a result of the 2022 Debt Securitization and the 2021 Debt Securitization, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this Annual Report on Form 10-K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity could issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. The special purpose entities that issued the notes in the 2022 Debt Securitization and the 2021 Debt Securitization were the 2022 Issuer and the 2021 Issuer, respectively (each such special purpose entity, a “Securitization Issuer”). The 2022 Issuer and the 2021 Issuer are wholly-owned subsidiaries of the 2022 ABS 2022-1Depositor and the 2021 CLO Depositor, respectively, each a wholly-owned subsidiary of the Company (each such special purposes entity, a “CLO” Depositor”). In each of the Debt Securitizations, institutional investors purchased certain notes issued by the applicable Securitization Issuer in a private placement.
We are subject to certain risks as a result of our direct or indirect interests in the junior notes and membership interests of each Securitization Issuer.
Under the terms of the respective loan sale agreement governing each Debt Securitization, we sold and/or contributed to the applicable Securitization Issuer all of our ownership interest in our portfolio loans and participations for the purchase price and other consideration set forth in such loan sale agreement. Following this transfer, the applicable Securitization Issuer held all of the ownership interest in such portfolio loans and participations.
Under the terms of the respective loan sale agreements entered into upon closing of each of the 2022 and 2021 Debt Securitizations (the “Closing Date Loan Sale Agreement”), which provided for the sale of assets on the applicable closing date to satisfy risk retention requirements, (1) we transferred to GC Advisors a portion of our ownership interest in the portfolio company investments securing such Debt Securitization for the purchase price and other consideration set forth in the applicable Closing Date Loan Sale Agreement and (2) immediately thereafter, GC Advisors sold to the respective Securitization Issuer all of its ownership interest in such portfolio loans for the purchase price and other consideration set forth in the applicable Closing Date Loan Sale Agreement. Under the terms of the other loan sale agreement governing each such Debt Securitization (each, a “Depositor Loan Sale Agreement”), which provides for the sale of assets on the applicable closing date as well as future sales from us to the applicable CLO Depositor, (1) we sold and/or contributed to the applicable CLO Depositor the remainder of our ownership interest in the portfolio company investments securing the applicable Debt Securitization and participations for the purchase price and other consideration set forth in the Depositor Loan Sale Agreement and (2) the applicable CLO Depositor, in turn, sold to the applicable Securitization Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in one of the loan sale agreements. Following these transfers, the applicable Securitization Issuer, and not GC Advisors, the applicable CLO Depositor or us, held all of the ownership interest in such portfolio company investments and participations.
As of September 30, 2022, we held indirectly through the applicable CLO Depositor, the Subordinated 2022 Notes, the Class D 2021 Notes, which were unfunded as of the closing date, the Subordinated 2021 Notes, and 100% of the membership interests in the 2022 and 2021 Issuer. As a result, we consolidate the financial statements of the 2022 Issuer and 2021 Issuer, as well as our other subsidiaries, in our consolidated financial statements.
Because each of the Securitization Issuers and the CLO Depositors are disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us or the a CLO Depositor to a Securitization Issuer or by us to a CLO Depositor did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. We could, from time to time, hold asset-backed securities, or the economic equivalent thereof, issued by a securitization vehicle sponsored by another business development company to the extent permitted under the 1940 Act.
The notes and membership interests that we hold that are issued by the Securitization Issuers are subordinated obligations of the applicable Securitization Issuer and we could be prevented from receiving cash from such Securitization Issuer.
The notes issued by the Securitization Issuers and retained by us are the most junior class of notes issued by the applicable Securitization Issuer, are subordinated in priority of payment to the other notes issued by such Securitization Issuer and are subject to certain payment restrictions set forth in the indenture governing the notes issued by such Securitization Issuer. Therefore, we only receive cash distributions on such Notes if the applicable Securitization Issuer has made all cash interest payments to all other notes it has issued. Consequently, to the extent that the value of the portfolio of loan investments held by a Securitization Issuer has been reduced as a result of conditions in the credit markets, or as a result of defaulted loans or individual fund assets, the value of any notes that we have retained at their redemption could be reduced. If a Securitization Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the applicable Debt Securitization, cash would be diverted from the notes that we hold to first pay the more senior notes issued by such Securitization Issuer in amounts sufficient to cause such tests to be satisfied.
Each Securitization Issuer is the residual claimant on funds, if any, remaining after holders of all classes of notes issued by such Securitization Issuer have been paid in full on each payment date or upon maturity of such notes under the applicable Debt Securitization documents. As the holder of the membership interests in each Securitization Issuer, we could receive distributions, if any, only to the extent that the applicable Securitization Issuer makes distributions out of funds remaining after holders of all classes of notes issued by such Securitization Issuer have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of such notes. In the event that we fail to receive cash directly from a Securitization Issuer, we could be unable to make distributions in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.
The interests of holders of the senior classes of securities issued by the Securitization Issuers could not be aligned with our interests.
The notes issued by each Securitization Issuer that are held by third parties (the “Senior Securitization Notes”) are debt obligations ranking senior in right of payment to other securities issued by the respective Securitization Issuer in the applicable Debt Securitization. As such, there are circumstances in which the interests of holders of the Senior Securitization Notes may not be aligned with the interests of holders of the other classes of notes issued by, and membership interests of, the applicable Securitization Issuer. For example, under the terms of the Class A 2021 Notes, holders of the Class A 2021 Notes have the right to receive payments of principal and interest prior to holders of the Class B 2021 Notes, the Class C-1 2021 Notes and the 2021 Issuer.
As used herein, “Controlling Class” refers to the most senior class of notes then outstanding with respect to a Securitization Issuer. If the most senior class of outstanding notes are paid in full, then the next most senior class of notes would comprise the Controlling Class under the documents governing the applicable Debt Securitization. For example, as long as the Class A 2021 Notes, holders of such class of notes or loans comprise the Controlling Class under the applicable Debt Securitization. If such notes or loans are paid in full, then the Class B 2021 Notes would comprise the Controlling Class under each Debt Securitization. Holders of the Controlling Class under each Debt Securitization have the right to act in certain circumstances with respect to the portfolio loans of the applicable Debt Securitization in ways that could benefit their interests but not the interests of holders of more junior classes of notes and membership interests, including by exercising remedies under the indenture in the applicable Debt Securitization.
If an event of default has occurred and acceleration occurs in accordance with the terms of the indenture for a Debt Securitization, the Controlling Class of such Debt Securitization, as the most senior class of notes or loans then outstanding in such Debt Securitization will be paid in full before any further payment or distribution on the more junior classes of notes and membership interests. In addition, if an event of default under a Debt Securitization, holders of a majority of the Controlling Class of the applicable Debt Securitization could be entitled to determine the remedies to be exercised under the applicable indenture subject to the terms of such indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the 2021 Issuer, the trustee or holders of a majority of the Controlling Class could declare the principal, together with any accrued interest, of all the notes of such class and any junior classes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2021 Issuer. If at such time the portfolio loans were not performing well, the Securitization Issuer could not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the notes we hold, or to pay a dividend to holders of the membership interests.
Remedies pursued by the Controlling Class could be adverse to the interests of the holders of the notes that are subordinated to the Controlling Class (which would include, for example, the Class C‑2 2021 Notes, Class D 2021 Notes and Subordinated 2021 Notes to the extent the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and Class C-2 2021 Notes, or Class D 2021 Notes constitute the Controlling Class) and the Controlling Class will have no obligation to consider any possible adverse effect on such other interests. Thus, we cannot assure you that any remedies pursued by the Controlling Class will be in the best interests of the applicable CLO Depositor or us or that the applicable CLO Depositor or we will receive any payments or distributions upon an acceleration of the notes. In a liquidation under any of the Debt Securitizations, the notes that we have directly or indirectly retained will be subordinated to payment of the other classes notes issued by the applicable Securitization Issuer and could not be paid in full to the extent funds remaining after payment of more senior notes not held by us are insufficient. In addition, after certain senior classes of notes are paid in full, the remaining noteholder could amend the applicable indenture to, among other things, direct the assignment of any remaining assets to other wholly-owned subsidiaries for a price less than the fair market value of such assets with the difference in price to be considered an equity contribution to such subsidiaries. Any failure of a Securitization Issuer to make distributions on the notes we indirectly or directly hold, whether as a result of an event of default, liquidation or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and could result in an inability of us to make distributions sufficient to maintain our ability to be subject to tax as a RIC, or at all.
A Securitization Issuer could fail to meet certain asset coverage tests.
Under the documents governing each of the Debt Securitizations, there are two asset coverage tests applicable to the Class A Senior Secured Floating Rate Notes, with respect to the 2022 Issuer, and the Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes, the Class C-2 2021 Notes and the Class D 2021 Notes, with respect to the 2021 Issuer.
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
If any asset coverage test with respect to a class of notes is not met, proceeds from the portfolio of loan investments that otherwise would have been distributed to the holders of the notes and membership interests that we hold will instead be used to redeem first the most senior class of notes in such Debt Securitization and then each next most senior class of notes, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the notes, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation.
The value of the Class D 2021 Notes, the Subordinated 2021 Notes, and the Subordinated 2022 Notes could be adversely affected by a mandatory redemption because such redemption could result in the applicable notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest could be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of such notes could have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions. In addition, the reinvestment period under the 2021 Debt Securitization could extend through as late as April 15, 2025. During the respective reinvestment period, market conditions and restrictions on investment under the indenture governing the 2021 Debt Securitization could result in periods of time in which the 2021 Issuer is not able to fully invest its available collateral or during which collateral available is not of comparable quality or yield, which could affect the value of the collateral securing the notes issued by the 2021 Issuer that we hold.
We could be required to assume liabilities of a Securitization Issuer and are indirectly liable for certain representations and warranties in connection with each Debt Securitization.
The structure of each Debt Securitization is intended to prevent, in the event of our bankruptcy or the bankruptcy of a CLO Depositor, if applicable, the consolidation of the applicable Securitization Issuer with our operations or with the applicable CLO Depositor. If the true sale of the assets in each Debt Securitization were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the applicable Securitization Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the 2021 Debt Securitization, which would equal the full amount of debt of the applicable Debt Securitization reflected on our consolidated balance sheet. In addition, we cannot assure you that the recovery in the event we were consolidated with a Securitization Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as the holder of the notes issued by such Securitization Issuer and retained by us had we not been consolidated with the applicable Securitization Issuer.
In addition, in connection with each of the Debt Securitizations, we indirectly gave the lenders certain customary representations with respect to the legal structure of the respective Securitization Issuer, and the quality of the assets transferred to each entity. We remain indirectly liable for any breach of such representations for the life of the applicable Debt Securitization.

Certain Securitization Issuers could issue additional Notes.
Under the terms of the documents governing the Debt Securitizations, the applicable Securitization Issuer could issue additional notes and use the net proceeds of such issuance to purchase additional portfolio loans. Any such additional issuance, however, would require the consent of the applicable collateral manager, the applicable CLO Depositor and a supermajority of the applicable subordinated notes. Among the other conditions that must be satisfied in connection with an additional issuance of notes, the aggregate principal amount of all additional issuances of notes could not exceed 100% of the respective original outstanding principal amount of such class of notes; the Securitization Issuer must notify each rating agency of such issuance prior to the issuance date; and the terms of the notes to be issued must be identical to the terms of previously issued notes of the same class (except that all monies due on such additional notes will accrue from the issue date of such notes and that the spread over the applicable benchmark interest rate and prices of such notes do not have to be identical to those of the initial notes, provided that the interest rate on such additional notes must not exceed the interest rate applicable to the initial class of such notes). We do not expect to cause either Securitization Issuer to issue any additional notes at this time. We could amend the documents governing the Debt Securitizations from time to time, and without amendment, the 2021 Debt Securitization documents do not provide for additional issuances of Class A 2021 Notes. The total purchase price for any additional notes that could be issued may not always equal 100% of the par value of such notes, depending on several factors, including fees and closing expenses.
We are subject to risks associated with any Credit Facility.
We, directly, or indirectly through a wholly-owned subsidiary, or Funding Subsidiary, have entered into and expect to enter into in the future one or more revolving credit facilities, or, each, a Credit Facility, that we expect will be secured by our portfolio company investments and/or capital commitments from investors in the private placement of our common stock. GBDC 3 and GBDC 3 Funding have entered into the DB Credit Facility, which is a Credit Facility. As a result of a Credit Facility, we would be subject to a variety of risks, including those set forth below. Certain terms of credit facilities and other forms of leverage will have the effect of imposing constraints on our investments, including requiring the lender’s consent to make new or additional investments or to move cash or other assets from a subsidiary of ours, even if the subsidiary is not in default. Credit agreements typically include terms that permit the lender to materially reduce or terminate the credit line, including an acceleration right or a termination right upon any event of default. In some cases, events of default are tied to events relating to the borrowing entity, us, or other circumstances, even if those events are not related to the borrower’s ability to repay the borrowing. To the extent we pledge capital commitments as collateral for a Credit Facility, a lender could have the right to issue drawdown notices and require the funding of a drawdown purchase from investors in the private placement of our common stock, the proceeds of which would be used to pay down the Credit Facility. In the event that a Credit Facility or other form of leverage is materially reduced or terminated, there can be no assurance that suitable replacement financing facilities could be arranged. Any reduction or termination might result in our being unable to obtain financing for additional investments and could reduce investor returns by deleveraging us and causing investors to bear increased costs. Upon an event of default relating to a Credit Facility or other form of financing, it is likely that the leverage provider would attempt to exercise its remedies, which could have a material adverse impact on us. The existence of these limitations could cause GC Advisors or its affiliates to incur leverage in conditions that are not optimal.

We are subject to risks associated with any Credit Facility that utilizes a Funding Subsidiary as our interests in any Funding Subsidiary are subordinated and we could be prevented from receiving cash on our equity interests from a Funding Subsidiary.
We own directly or indirectly 100% of the equity interests in each Funding Subsidiary, including GBDC 3 Funding. We consolidate the financial statements of any Funding Subsidiary, including GBDC 3 Funding in our consolidated financial statements and treat the indebtedness of the Funding Subsidiary as our leverage. Our interests in any Funding Subsidiary are subordinated in priority of payment to every other obligation of the Funding Subsidiary and are or would be subject to certain payment restrictions set forth in the applicable Credit Facility, including, with respect to GBDC 3 Funding, the DB Credit Facility.
Our equity interests in any Funding Subsidiary will rank behind all of the secured and unsecured creditors, known or unknown, of any Funding Subsidiary, including the lender in the applicable Credit Facility. Consequently, to the extent that the value of the portfolio of loan investments held by a Funding Subsidiary has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the return on our investment in the Funding Subsidiary could be reduced. Accordingly, our investment in any Funding Subsidiary could be subject to up to a complete loss. In addition, under the DB Credit Facility, if GBDC 3 Funding does not meet the borrowing base test set forth in the DB Credit Facility documents, a default would occur. In the event of a default under the documents governing a Credit Facility, including the DB Credit Facility, cash would be diverted from us to pay the lenders and other secured parties until they are paid in full. In the event that we fail to receive cash from our Funding Subsidiaries, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions. We cannot assure you that distributions on the assets held by any Funding Subsidiary will be sufficient to make any distributions to us or that such distributions will meet our expectations.
Our ability to sell investments held by any Funding Subsidiary is limited.
A Credit Facility, including the DB Credit Facility, places significant restrictions on the Credit Facility servicer’s ability to sell investments held by the Funding Subsidiary. As a result, there could be times or circumstances during which would be unable to sell investments or take other actions that could be in our best interests.
We can enter into repurchase agreements, which are another form of leverage.
We can enter, and have in the past, entered into repurchase agreements as part of our management of our investment portfolio. Under a repurchase agreement, we will effectively pledge our assets as collateral to secure a short-term loan where the counterparty acquires securities we hold as collateral subject to our obligation to repurchase and its obligation to resell the securities at an agreed upon time and price. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the repurchase agreement, we will be required to repay the loan and correspondingly receive back our collateral. While used as collateral, the assets continue to pay principal and interest, which are for our benefit.
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
We are a holding company and could depend on payments from our subsidiaries in order to pay distributions on our common stock.

We are a holding company and expect to fund a substantial portion of our investments through wholly-owned subsidiaries, and a substantial portion of the assets that we hold directly are the equity interests in such subsidiaries. We depend upon the cash flow from our subsidiaries and the receipt of funds from them in the form of dividends, and other distributions, any of which could be subject to restriction or limitations. Our ability to pay distributions to our stockholders could be affected by a subsidiary’s ability to exit investments or refinance credit facilities or other forms of leverage or otherwise satisfy covenants applicable to such subsidiary pursuant to the agreements governing the debt of any such subsidiary. The illiquidity of the underlying investments held by a subsidiary of ours (directly or indirectly) can make it difficult for the subsidiary to make net income or return of capital distributions to us, and thereby affect our ability to make distributions or wind down at the end of the Investment Period.

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

Our ability to invest in public companies is limited in certain circumstances. If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy and decrease our operating flexibility.
To maintain our status as a business development company, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and investments in distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange could be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment. See “Business -Regulation - Qualifying Assets.” We could be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We can provide no assurance that we will be able to find a buyer for such investments and, even if we do find a buyer, we could be forced to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our board of directors. The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is often not readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement and Disclosure, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “—Risks Relating to Our Business and Structure – We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
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
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps since the financial crises of 2008-2009 and the COVID-19 global pandemic and in response to inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
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
Our board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we cannot change the nature of our business so as to cease to be, or withdraw our election as, a business development company. Under Maryland law, we also cannot be dissolved without prior stockholder approval. We cannot predict the effect any changes to our current investment objective, operating policies and strategies would have on our business, operating results and the price of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts, which could have an adverse effect on the price of our common stock.
The Maryland General Corporation Law, or the MGCL, our charter and our bylaws contain provisions that could discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act, the application of which is subject to any applicable requirements of the 1940 Act. Under the Maryland Business Combination Act, if our board of directors does not first approve a business combination, the Maryland Business Combination Act could discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
In addition, our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our common stock by any person. If we amend our bylaws to repeal the exemption from such act, it can make it more difficult for a third-party to obtain control of us and increase the difficulty of consummating such an offer. Also, our charter provides for classifying our board of directors in three classes serving staggered three-year terms, and provisions of our charter authorize our board of directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock and to amend our charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue.
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
We intend to limit participation in our common stock by certain investors due to certain restrictions of the Employee Retirement Income Security Act of 1974 (ERISA) as amended.
Prior to the registration of our common stock under the Exchange Act sufficient to cause our common stock to be a “publicly offered security” for purposes of the Plan Assets Regulation, as described below, we do not intend to permit employee benefit plans and other plans, as defined in and subject to Section 4975 of the Code, to hold twenty-five percent (25%) (or such higher percentage as can be specified in regulations promulgated by the United States Department of Labor) or more of the value of any outstanding class of our capital stock. Accordingly, we expect that our assets will not be treated as “plan assets” subject to Title I of ERISA or Section 4975 of the Code, as amended, though there is no assurance that this will be the case. Were our assets to be treated as “plan assets” (that is, if 25% or more of the value of any class of capital stock is held by certain benefit plan investors), we could, among other things, be subject to certain restrictions on our ability to carry out our activities as described herein. Moreover, we can require certain benefit plan investors or other employee benefit plans not subject to Title I of ERISA or Section 4975 of the Code to reduce or terminate their interests in us at such time.

Risks Relating to Our Investments
Economic recessions or downturns could impair our portfolio companies and defaults by our portfolio companies will harm our operating results.
Many of our portfolio companies are susceptible to economic slowdowns or recessions and could be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions could decrease the value of collateral securing any of our loans and the value of any equity investments. A severe recession could further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
Any deterioration of general economic conditions could lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on our performance and financial results, and the value and the liquidity of our investments. In an economic downturn, we could have non-performing assets or an increase in non-performing assets, and we would anticipate that the value of our portfolio would decrease during these periods. Failure to satisfy financial or operating covenants imposed by lenders to a portfolio company, including us, could lead to defaults and, potentially, acceleration of payments on such loans and foreclosure on the assets representing collateral for the portfolio company’s obligations. Cross default provisions under other agreements could be triggered and thus limit the portfolio company’s ability to satisfy its obligations under any debt that we hold and affect the value of any equity securities we own. We would expect to incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a portfolio company following or in anticipation of a default.

Inflation could adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
Our debt investments are risky and we could lose all or part of our investments.
The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody's Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments could result in an above average amount of risk and volatility or loss of principal.
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
Investment in private and middle-market companies involves a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of GC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If GC Advisors is unable to uncover all material information about these companies, it would not be able to make a fully informed investment decision and we could lose money on our investments. Compared to larger companies, middle-market companies typically have shorter operating histories, more limited financial resources, newer technologies and/or products, smaller market shares, less experienced management teams and less predictable operating results, and often participate in quickly evolving markets, and are more reliant on a small number of products, managers or clients. Middle-market companies could also require substantial additional capital to support their operations, finance expansion or maintain their competitive position and could have difficulty accessing the capital markets to meet future capital needs, which could limit their ability to grow or to repay their outstanding indebtedness upon maturity. In addition, the middle-market companies in which we invest could be subject to governmental and non-governmental regulations, including by federal and state regulators and various self-regulatory organizations and the costs of complying with these laws and regulations could be more material to the company as compared to a larger company. If a company in which we directly or indirectly invest fails to comply with an applicable regulatory regime, it could be subject to fines, injunctions, operating restrictions or criminal prosecution, any of which could materially and adversely affect the value of our investment. We will not control a portfolio company’s management or the manner in which a company’s management addresses the company’s risks except in the event that a portfolio company defaults on its loan from us and we seek to enforce our security interest. In addition, middle-market companies often require additional financing to expand or maintain their competitive position, and they could have a more difficult time obtaining additional capital than larger companies.
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
If the issuer of securities purchased by us does not perform to GC Advisors’ expectations, the value of its equity and debt securities would likely decline and the issuer could default on its obligations. Poor performance can be caused by a number of factors, including failures of management, competitive pressures, pressure by customers and suppliers, labor unrest, or force majeure events, such as the COVID-19 pandemic. While GC Advisors intends to invest in portfolio companies in industries that it believes resistant to recessions,, there can be no assurance that such portfolio companies will not be adversely affected by other market or economic conditions.
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
We invest primarily in privately held companies. Because private companies have reduced access to the capital markets, such companies could have diminished capital resources and ability to withstand financial distress. Often, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the departure of one or more of these persons could have a material adverse impact on the portfolio company and, as a result our investments.
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
As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors. The fair value methodology utilized is in accordance with the fair value principles established by the ASC Topic 820. Our board of directors uses the services of one or more independent service providers to review the valuation of our illiquid investments. Valuations reflect significant events that affect the value of the instruments. As part of the valuation process, we could take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
The loans in our investment portfolio could be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment could be possible for each portfolio company. Certain fixed-income securities are subject to the risk of unanticipated prepayment. Prepayment risk is the risk that, when interest rates fall, the issuer will redeem the security prior to the security’s expected maturity. It is possible that we will reinvest the proceeds from such a redemption at a lower interest rate, resulting in less income to us. Securities subject to prepayment risk generally offer less potential for gains when prevailing interest rates fall. If we buy those securities at a premium, accelerated prepayments on those securities could cause us to lose a portion of its principal investment. The impact of prepayments on the price of a security can be difficult to predict and could increase the security’s price volatility.
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
A significant downturn in the economy or a particular economic sector could have a significant impact on the business prospects of the portfolio companies to which we are exposed, whether directly or indirectly. Such developments could adversely affect the ability of such companies to comply with their loan repayment obligations. It is possible that the issuer of a note or other instrument in which we invest could default on its debts, in which case we could lose most or all of its our investment in that instrument, subjecting us to significant loss. The risk and magnitude of losses associated with defaults could be increased where the instrument is leveraged.
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
We are a non-diversified investment company within the meaning of the 1940 Act and, therefore we are not limited with respect to the proportion of our assets that could be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we could invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value could fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We could also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and could do so for an extended period of time.
Our portfolio could be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
It is possible that our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of our investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including the effects of a global health pandemic such as the COVID-19 pandemic. In addition, defaults could be highly correlated with particular obligors, industries or geographic locations. If loans involving a particular obligor, industry or geographic location represent more than a small proportion of our portfolio, and that obligor, industry or geographic location were to experience difficulties that would affect payments on the loans, the overall timing and amount of collections on the loans held by us could differ from what was expected.
We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events would be expected to significantly increase upon the occurrence of adverse events, including for example, the COVID-19 pandemic or an inflationary economic environment. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout, often raises conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different types of interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations it owns could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.
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
We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments could, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or could result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we could elect not to make a follow-on investment because we do not want to increase our level of risk, because we prefer other opportunities or because of regulatory or other considerations. Our ability to make follow-on investments could also be limited by GC Advisors’ allocation policy.
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
Under the Investment Advisory Agreement and the collateral management agreements for each of the Debt Securitizations, GC Advisors does not assume any responsibility to us other than to render the services called for under those agreements, and it is not responsible for any action of our board of directors in following or declining to follow GC Advisors’ advice or recommendations. Under the terms of the Investment Advisory Agreement and each of the collateral management agreements, GC Advisors, its officers, members, personnel, and any person controlling or controlled by GC Advisors are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement and the collateral management agreements, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of GC Advisors’ duties under the Investment Advisory Agreement and the collateral management agreements. In addition, we have agreed to indemnify GC Advisors and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement and the collateral management agreements, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement and the collateral management agreements. These protections could lead GC Advisors to act in a riskier manner when acting on our behalf than it would when acting for its own account.

We could be subject to risks related to investments in non-U.S. companies.
We have invested and continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2022, we were invested in securities of thirty two non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we could invest in non-U.S. companies, including emerging markets issuers, to the limited extent such investments are permitted under the 1940 Act.
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
We can invest in non-U.S. companies, including emerging market issuers, to the limited extent such investments are permitted under the 1940 Act. We expect that these investments would focus on the same types of investments that we make in U.S. middle-market companies and accordingly would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in the emerging market government’s economic and fiscal policies, the possible imposition of, or changes in, currency exchange laws or other laws or restrictions applicable to the emerging market companies or investments in their securities and the possibility of fluctuations in the rate of exchange between currencies. Any of our portfolio company investments that are denominated in foreign currencies will be subject to the risks associated with fluctuations in currency exchange rates, which fluctuations could adversely affect our performance.
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
The success of any hedging transactions that we enter into will depend on our ability to correctly predict movements in currency and interest rates. Therefore, while we could enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we would not necessarily seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it is often not possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations. Our ability to engage in hedging transactions could also be limited under the Code as well as adversely affected by rules adopted by the CFTC.
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
There is no existing trading market for shares of our common stock, and no market for our shares could develop in the future. If developed, any such market may not be sustained. In the absence of a trading market, our stockholders could be unable to liquidate an investment in our common stock. Our outstanding shares of common stock have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the

Securities Act and applicable state securities laws. Certain fees payable to GC Advisors have been and will be placed in an escrow account and will be paid to GC Advisors only in the event that there is an initial public offering or listing on a national securities exchange of shares of our common stock or sale of all or substantially all of our assets or a merger transaction in which the consideration is in cash or public shares. As a result, GC Advisors will be incentivized to pursue such a liquidity transaction, and the interests of GC Advisors could diverge from the interests of our stockholders.
There are restrictions on the ability of holders of our common stock to transfer shares in excess of the restrictions typically associated with a private placement of securities under Regulation D and other exemptions from regulations under the Securities Act, and these additional restrictions could further limit the liquidity of an investment in shares of our common stock and the price at which holders may be able to sell shares of our common stock.
We are relying on an exemption from registration under the Securities Act and state securities laws in offering shares of our common stock pursuant to the Subscription Agreements. As such, absent an effective registration statement covering our common stock, shares of our common stock could be resold only in transactions that are exempt from the registration requirements of the Securities Act and with our prior consent. Our outstanding shares of common stock have limited transferability which could delay, defer or prevent a transaction or a change of control of GBDC 3 that might involve a premium price for our securities or otherwise be in the best interest of our stockholders.
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
The investments we make in accordance with our investment objective could result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our securities may not be suitable for someone with a lower risk tolerance. In addition, our common stock is intended for long-term investors and should not be treated as a trading vehicle.
There is a risk that investors in our equity securities will not receive distributions or that our distributions will not grow over time and a portion of our distributions could be a return of capital.
We intend to make periodic distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions could be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K as well as any amendments reflected in subsequent filings with the SEC. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we could be limited in our ability to make distributions. In addition, all distributions are and will be paid at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of directors could deem relevant from time to time. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we could be forced to sell some of our investments in order to make cash distribution payments. In the event that we encounter delays in locating suitable investment opportunities, we could also pay all or a substantial portion of our distributions from the proceeds of private placements of our common stock or from borrowings in anticipation of future cash flow, which could constitute a return of stockholders’ capital. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital is generally not currently taxable, such distributions would generally decrease a stockholder’s basis in our common stock and could therefore increase such stockholder’s tax liability for capital gains upon the future sale or other disposition of such common stock. A return of capital distribution could cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price. Distributions from the proceeds of private placements of our common stock or from borrowings could also reduce the amount of capital we ultimately invest in our portfolio companies.

We are subject to risks associated with a Liquidity Event and we may not be able to complete a liquidity event on acceptable terms or at all.
We cannot assure you that we will be able to complete a Liquidity Event. In order to complete an initial public offering, if any, of shares of our common stock we will need to access the capital markets to issue equity securities, and unfavorable economic conditions could limit our access to the capital markets. Therefore, there can be no assurance that we would be able to complete an initial public offer or listing on a national securities exchange of our common stock, and an inability to access the capital markets successfully could limit our prospects for completion of a Liquidity Event. In addition to the fact that no trading market could develop for shares of our common stock after an initial public offering or listing on a national securities exchange, there is a separate and distinct risk that any such secondary market trading in our common stock may not perform as well as other publicly traded funds advised by GC Advisors have historically performed, including GBDC.

We will be subject to risks in connection with a sale of all or substantially all of our assets to, or other Liquidity Event with, an entity for consideration of cash or publicly listed securities of the acquirer. Such risks include the risk that our stockholders could experience a reduction in percentage ownership and voting power in any resulting entity and the risk that the anticipated benefits of any merger or liquidity event may not be realized by the resulting entity. In addition, a Liquidity Event could trigger “change of control” provisions and other restrictions in certain of our contracts, including credit facilities, and the failure to obtain any required consents or waivers from counterparties could permit such counterparties to terminate, or otherwise increase their rights or our obligations under, any such agreements. If such agreements are terminated or amended, we cannot assure you that we would be able to replace, amend or obtain a waiver under any such agreement on acceptable terms, or at all.

If we enter into an agreement to complete a Liquidity Event in which our stockholders will receive publicly traded securities of an acquirer, our stockholders will be subject to risks associated with such securities. Potential acquirers could include closed-end investment companies and business development companies, shares of which could trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that their net asset value per share could decline. We cannot assure you whether the common stock or other securities to be received by our stockholders in a Liquidity Event will trade at, above or below their net asset value either before or after closing of the Liquidity Event. In addition, if we seek to enter into a transaction in which our stockholders receive common stock of a publicly traded fund that is advised by our Adviser, such transaction would need to comply with the requirements under the 1940 Act governing transactions with affiliates, which could complicate the negotiation and closing of such transaction.

On September 16, 2019, GCIC, a closed-end, non-diversified management company, managed by GC Advisors, completed a liquidity event by merging with GBDC. We cannot assure you that we will be able to replicate such liquidity event or that completion of that liquidity event increases our prospects for a Liquidity Event. Moreover, we cannot assure you that we will be able to complete a Liquidity Event on similar terms, or at all or that returns to our investors in a Liquidity Event will be equivalent to any returns that were achieved by investors in GCIC in any liquidity event that could be completed.

We have not established any limit on the amount of funds we can use from available sources, such as borrowings, if any, or proceeds from private placements of our common stock, to fund distributions (which could reduce the amount of capital we ultimately invest in assets).
Any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from GC Advisors or the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or GC Advisors or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our dividend reinvestment plan, how quickly we invest the proceeds from any offerings of our securities and the performance of our investments. There can be no assurance that we will achieve such performance in order to sustain any level of distributions, or be able to pay distributions at all. GC Advisors and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.
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
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (as defined above) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 10% of the total distribution, for distributions declared on or before December 31, 2022, and at least 20% of the aggregate declared distribution for distributions declared on or after January 1, 2023. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).
We can distribute assets in-kind.
We are permitted to distribute our investments “in-kind” to stockholders. If we do not complete a Liquidity Event, our board of directors (consistent with its fiduciary duties) could determine that it is necessary or appropriate to distribute securities or other assets as a distribution-in-kind. When a stockholder receives an in-kind distribution of an investment, it will have to make investment decisions concerning the investment without the services of GC Advisors. In addition, after receiving an in-kind distribution of an investment, the stockholder will be responsible for all costs associated with the maintenance and disposition of such investment, which could cause the stockholder’s return on such investment to be lower than had the distribution in-kind not occurred. Further, there is no guarantee that there will be a market for such investment and such stockholder could have to hold such investment indefinitely.

If we issue preferred stock, debt securities or convertible debt securities, the net asset value of our common stock could become more volatile.
We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of our common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the net asset value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which could be required by the preferred stock, debt securities, convertible debt or units or of a downgrade in the ratings of the preferred stock, debt securities, convertible debt or units or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities or convertible debt could have different interests than holders of common stock and could at times have disproportionate influence over our affairs.

General Risk Factors
We are currently in a period of capital markets disruption and economic uncertainty.
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
Periods of market volatility could occur in response to pandemics or other events outside of our control. We, GC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, GC Advisors, a portfolio company or a counterparty to us, GC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of GC Advisors or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, GC Advisors, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
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

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China, and spread to additional countries. On January 30, 2020, the World Health Organization declared a global emergency. At various times during the course of the pandemic, orders have been issued and lifted restricting movement within a number of large metropolitan areas, including in some instances, orders to shelter in place. The outbreak of COVID-19 and its related negative public health developments adversely affected workforces, customers, suppliers, economies and financial markets globally. The length of any resulting economic downturn and any additional waves of the disease that could exacerbate or further prolong any downturn are impossible to predict and could affect operations of GC Advisors’ business, including by harming GC Advisors’ ability to manage our investments. In addition, portfolio companies and our investments in such companies could be adversely impacted by the COVID-19 pandemic, or any other pandemic, including by supply disruptions, decreases in consumer demand, loss of personnel either to sickness or movement restrictions, and the resulting global market and economic disruptions. These adverse effects could cause losses in value of our investments, adversely affecting investors.
We could experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on any borrowings and the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.
Political uncertainty could adversely affect our business.
U.S. and non-U.S. markets could experience political uncertainty and/or change that subjects investments to heightened risks, including, for instance, risks related to elections in the U.S., the large-scale invasion of Ukraine by Russia that began in February 2022, or the effect on world leaders and governments of global health pandemics, such as the COVID-19 pandemic. These heightened risks could also include: increased risk of default (by both government and private issuers); greater social, trade, economic and political instability (including the risk of war or terrorist activity); greater governmental involvement in the economy; greater governmental supervision and regulation of the securities markets and market participants resulting in increased expenses related to compliance; greater fluctuations in currency exchange rates; controls or restrictions on foreign investment and/or trade, capital controls and limitations on repatriation of invested capital and on the ability to exchange currencies; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; and slower clearance. During times of political uncertainty and/or change, global markets often become more volatile. There could also be a lower level of monitoring and regulation of markets while a country is experiencing political uncertainty and/or change, and the activities of investors in such markets and enforcement of existing regulations could become more limited. Markets experiencing political uncertainty and/or change could have substantial, and in some periods extremely high, rates of inflation for many years. Inflation and rapid fluctuations in inflation rates typically have negative effects on such countries’ economies and markets. Tax laws could change materially, and any changes in tax laws could have an unpredictable effect on us, our investments and our investors. There can be no assurance that political changes will not cause us or our investors to suffer losses.
The impact of Brexit on our investments is uncertain and could adversely affect our business.
On January 31, 2020, the United Kingdom, or the UK, ended its membership in the European Union, or the EU, referred to as Brexit. Following the termination of a transition period, the UK and the EU entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the U.K. and E.U. unilaterally in due course. As a result, certain UK licensed entities are unable to provide regulated services in a number of EU jurisdictions from the end of December 2020, absent regulatory relief or other measures implemented by individual countries. Such agreement is untested and could lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. The longer term economic, legal, political and social implications of Brexit are unclear at this stage. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.
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
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, could cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and could shift our investment focus from the areas of expertise of GC Advisors to other types of investments in which GC Advisors could have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, GC Advisors could determine not to use investment strategies that trigger additional regulation by the U.S. Commodity Futures Trading Commission, or the CFTC, or could determine to operate subject to CFTC regulation, if applicable. If we or GC Advisors were to operate subject to CFTC regulation, we could incur additional expenses and would be subject to additional regulation.
On October 21, 2014, U.S. risk retention rules adopted pursuant to Section 941 of Dodd-Frank, or the U.S. Risk Retention Rules, were issued and became effective with respect to collateralized loan obligation, or CLOs, on December 24, 2016. The U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization subject to such rules, such as CLOs, in the absence of an exemption, to retain an economic interest, or the Retention Interest, in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. Risk Retention Rules, we sought no-action relief to ensure that we could engage in CLO financing under the 1940 Act and the risk retention rules mandated by Section 941 of Dodd-Frank. On September 7, 2018 we received a no-action letter from the staff, or the Staff, of the Division of Investment Management of the SEC that states that the Staff would not recommend that the SEC take any enforcement action under Section 57(a) of the1940 Act, or Rule 17d-1 under the 1940 Act against us or GC Advisors if we were to acquire CLO equity as a Retention Interest in the manner described in a letter submitted to the Staff on behalf of us.
However, the no-action relief we received did not address whether or not the CLO transactions described therein would satisfy the requirements of the U.S. Risk Retention Rules. As a general matter, available interpretive authority to date addressing the U.S. Risk Retention Rules applicable to CLOs is limited, and there is limited judicial decisional authority or applicable agency interpretation that has directly addressed any of the risk retention approaches taken with respect to CLOs. Accordingly, there can be no assurance that the applicable federal agencies will agree that any CLO transaction we undertake, or the manner in which we hold any retention interests, complies with the U.S. Risk Retention Rules. If we ever determined that undertaking CLO transactions would subject us or any of our affiliates to unacceptable regulatory risk, our ability to execute CLOs could be limited or otherwise curtailed. Given the more attractive financing costs associated with these types of debt securitization as opposed to other types of financing available (such as traditional senior secured facilities), this would, in turn, increase our financing costs. Any associated increase in financing costs would ultimately be borne by our common stockholders.

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
We are an “emerging growth company,” and we do not know if such status will make our shares of common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:
•the last day of the fiscal year ending after the fifth anniversary of any initial public offering of shares of our common stock;
•the year in which our total annual gross revenues first exceed $1.235 billion;
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
As an emerging growth company, we are eligible to take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors could consider our common stock less attractive. For example, while we are an emerging growth company and/or a non-accelerated filer within the meaning of the Exchange Act, we can take advantage of an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This could increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Our compliance with Section 404 of the Sarbanes-Oxley Act involves significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act would adversely affect us and the value of our common stock.
Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. As such, we are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we incur expenses that could negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We cannot ensure that our evaluation, testing and remediation process is effective or that our internal control over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities would be adversely affected.
Technological innovations and industry disruptions could negatively impact us.
Technological innovations have disrupted traditional approaches in multiple industries and can permit younger companies to achieve success and in the process disrupt markets and market practices. We can provide no assurance that new businesses and approaches will not be created that would compete with us and/or our portfolio companies or alter the market practices in which GC Advisors and its affiliates and us have been designed to function within and on which we depend on for our investment return. New approaches could damage our investments, disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments.

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
GC Advisors is subject to numerous laws in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The EU’s General Data Protection Regulation, the Cayman Islands Data Protection Law, 2017, and the California Consumer Privacy Act of 2018 are recent examples of such laws, and GC Advisors anticipates new privacy and data protection laws will be passed in other jurisdictions in the future. In general, these laws introduce many new obligations on GC Advisors and its affiliates and service providers and create new rights for parties who have given us their personal information, such as investors and others.
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
Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies.
The operations of us, Golub Capital, any third-party service provider to us or Golub Capital and our portfolio companies are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage and transmission of confidential and other information in relevant computer systems and networks. An adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies, or a cyber incident, may be an intentional attack or an unintentional event and could involve gaining unauthorized access to the information systems of us, Golub Capital or our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make network services unavailable to intended users). Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to information systems of ours, Golub Capital and our portfolio companies. Although Golub Capital takes protective measures, these measures, as well as an increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that the financial results, operations or confidential information of ours or our portfolio companies will not be negatively impacted by any such incident. Cybersecurity risks require continuous and increasing attention and other resources, which attention diverts time and other resources from other activities of ours, Golub Capital and our portfolio companies. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, Golub Capital or our portfolio companies will be effective. Network, system, application and data breaches as a result of cybersecurity risks or cyber incidents could result in operational disruptions or information misappropriation that could have a material adverse effect on the business, results of operations and financial condition of us and of our portfolio companies.

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

Holders

As of December 2, 2022, we had 1,314 stockholders of record.

Distributions

To the extent that we have income available, we intend to make periodic distributions to our stockholders. Our distributions, if any, are determined by our board of directors. Any distributions to our stockholders will be declared out of assets legally available for distribution.

The following table reflects the cash distributions, including dividends and returns of capital, per share that we have paid on our common stock for the years ended September 30, 2022 and 2021:

		Distributions Declared
Record Dates	Payment Dates	Per Share	Amount (In Thousands)
Fiscal year ended September 30, 2022
October 18, 2021	December 27, 2021	$0.1168	$6,593
November 29, 2021	December 27, 2021	0.1501	9,883
December 20, 2021	February 28, 2022	0.1214	8,259
January 20, 2022	March 23, 2022	0.1068	7,305
February 25, 2022	May 23, 2022	0.1425	10,246
March 21, 2022	May 23, 2022	0.1191	8,588
April 29, 2022	July 25, 2022	0.0800	6,135
May 20, 2022	July 25, 2022	0.0992	7,608
July 19, 2022	September 14, 2022	0.0991	8,171
		$1.0350	$72,788
Fiscal year ended September 30, 2021
December 15, 2020	December 18, 2020	$0.4200	$14,864
January 28, 2021	March 11, 2021	0.1081	4,068
February 25, 2021	May 25, 2021	0.1493	5,622
March 26, 2021	May 25, 2021	0.2527	10,003
April 29, 2021	July 26, 2021	0.1001	3,961
May 28, 2021	July 26, 2021	0.1491	6,247
June 25, 2021	July 26, 2021	0.1167	5,136
July 19, 2021	September 27, 2021	0.0856	3,768
August 30, 2021	November 22, 2021	0.1333	6,653
September 20, 2021	November 22, 2021	0.1051	5,244
Total		$1.6200	$65,566

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

As of September 30, 2022, our stockholders have subscribed to contribute capital to us of $1,388.3 million pursuant to the Subscription Agreements of which $1,209.8 million was called and contributed through September 30, 2022.

Issuer Purchases of Equity Securities

None.

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives due to disruptions, including those caused by global health pandemics, such as the COVID-19 pandemic, or other large scale events;
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
•the ability of GC Advisors to continue to effectively manage our business due to disruptions, including those caused by global health pandemics, such as the COVID-19 pandemic, or other large scale events;
•turmoil in Ukraine and Russia, including sanctions related to such turmoil, and the potential for volatility in energy prices and other supply chain issues and any impact on the industries in which we invest;
•our ability to qualify and maintain our qualification as a RIC and as a business development company;
•general price and volume fluctuations in the stock markets;
•the impact of information technology systems and systems failures, including data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $55.0 billion in capital under management as of July 1, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of September 30, 2022 and September 30, 2021, our portfolio at fair value was comprised of the following:

	As of September 30, 2022		As of September 30, 2021
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$240,945	10.4%	$257,585	17.9%
One stop	1,931,622	83.3	1,130,203	78.5
Second lien	8,878	0.4	11,121	0.8
Subordinated debt	10,571	0.5	2	0.0 *
Equity	124,087	5.4	39,732	2.8
Total	$2,316,103	100.0%	$1,438,643	100.0%

*Represents an amount less than 0.1%
One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans.(1) Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2022 and September 30, 2021, one stop loans included $273.1 million and $201.8 million, respectively, of recurring revenue loans at fair value.

Equity investments include investments in preferred equity of portfolio companies structured to have all or a majority of their expected return from contractual rates of return payable based on the original investment. We refer to these investments as yield oriented preferred equity investments. As of September 30, 2022, we had yield oriented preferred equity investments with a total cost basis of $81.9 million with a weighted average contractual rate of approximately 11%, or the Yield Oriented Preferred Return. The Yield Oriented Preferred Return is included in net change in unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.

As of September 30, 2022 and September 30, 2021, we had debt and equity investments in 271 and 214 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented 100% of our debt investments, as well as the annualized total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our DRIP in each case for years ended September 30, 2022 and 2021:

	Year ended September 30,
	2022	2021
Weighted average income yield(2)*	7.4%	7.2%
Weighted average investment income yield(3)*	7.8%	7.7%
Total return based on average net asset value(4)*	5.7%	11.0%
Total return based on net asset value per share(5)	6.2%	11.5%

(1) As of November 10, 2022, we updated terminology from “late stage lending” to “recurring revenue” to better reflect the commercial activity of our business.
(2) Represents income from interest and fees, excluding amortization of capitalized fees and discounts divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(3) Represents income from interest, fees and amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.

(4) Total return based on average net asset value is calculated as (a) the net increase/(decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(5) Total return based on net asset value per share assumes distributions are reinvested in accordance with the DRIP. Total return does not include sales load.
As of September 30, 2022, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 7.8% for stockholders taken as a whole. For the years ended September 30, 2022 and 2021, GBDC 3 earned a fiscal year-to-date IRR of 7.1% and 11.6%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders' net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital BDC 3 ABS 2022-1 LLC, or the 2022 Issuer, under the 2022 Collateral Management Agreement is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2022 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2022 Collateral Management Agreement, the term “collection period” relating to any payment date, refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

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

COVID-19 Pandemic

The spread of COVID-19, which was identified as a global pandemic by the World Health Organization in 2020, resulted in governmental authorities imposing restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, healthcare facilities, fitness clubs and manufacturing facilities and factories in affected jurisdictions. While restrictions, business closures and other quarantine measures have been lifted in certain states in the United States and other countries, COVID-19 outbreaks have led, and could lead to, the re-introduction of such restrictions. As a result, we are unable to predict the duration of business and supply chain disruptions, the extent to which COVID-19 will continue to affect our portfolio companies’ operating results or the impact COVID-19 may have on our results of operations and financial condition.

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

In anticipation of the discontinuation of LIBOR, we have assessed our current debt facilities for our exposure to LIBOR. On March 3, 2022, the SB Revolver was amended to utilize a benchmark interest rate of one-month term SOFR. On June 24, 2022, the DB Credit Facility was amended to utilize a benchmark interest rate of three-month term SOFR and foreign alternative reference rates for U.S. dollar and foreign borrowings, respectively. The notes offered in the 2021 Debt Securitization currently utilize a reference rate to three-month USD LIBOR. We may seek to amend or refinance the 2021 Debt Securitization prior to June 30, 2023, the cessation date for three-month USD LIBOR. The notes offered in the 2022 Debt Securitization currently utilize a reference rate to three-month term SOFR. We expect any new debt facilities that we enter into subsequent to September 30, 2022 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments
On November 1, 2022, we issued a capital call to stockholders that is due on November 14, 2022. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds (in thousands)
Issuance of Shares	11/14/2022	1,343,605.140	$14.89	$20,006

On August 5, 2022 and November 18, 2022, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 18, 2022	December 28, 2022	In an amount (if positive) such that our net asset value as of October 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP for the period October 1, 2022 through October 31, 2022 and the payment of this distribution is $15.00 per share
December 15, 2022	December 20, 2022	Our board of directors declared a distribution of $0.28 per share
January 17, 2023	March 21, 2023	In an amount (if positive) such that our net asset value as of January 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2023 through January 31, 2023 and the payment of this distribution is $15.00 per share

Consolidated Results of Operations

The comparison of the fiscal years ended September 30, 2021 and 2020 can be found in our Form 10-K for the fiscal year ended September 30, 2021 located within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated operating results for years ended September 30, 2022 and 2021 are as follows:

	Years ended September 30,		Variances
	2022	2021	2022 vs. 2021
	(In thousands)
Interest income	$141,559	$74,135	$67,424
Accretion of discounts and amortization of premiums	7,933	5,229	2,704
Dividend income	112	254	(142)
Fee income	2,208	1,488	720
Total investment income	151,812	81,106	70,706
Net expenses	68,903	37,404	31,499
Net investment income	82,909	43,702	39,207
Net realized gain (loss) on investment transactions	2,441	318	2,123
Net change in unrealized appreciation (depreciation) on investment transactions	(21,950)	22,776	(44,726)
Net increase in net assets resulting from operations	$63,400	$66,796	$(3,396)
Average earning portfolio company investments, at fair value	$1,948,478	$1,056,081	$892,397

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets from September 30, 2021 to September 30, 2022. As a result, annual comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the year ended September 30, 2021 to the year ended September 30, 2022 by $70.7 million, primarily as a result of an increase in the average earning debt investments balance, which is the average balance of accruing loans in our debt investment portfolio, of $892.4 million and rising floating base rates.

The income yield by debt security type for years ended September 30, 2022 and 2021 are as follows:

	Year ended
	September 30, 2022	September 30, 2021
Senior secured	6.3%	5.6%
One stop	7.5%	7.5%
Second lien	14.4%	12.2%
Subordinated debt	8.8%	8.1%

Income yields on senior secured loans increased for the year ended September 30, 2022 as compared to the year ended September 30, 2021 primarily due to rising interest LIBOR and SOFR rates on floating rate portfolio company investments. Income yields on one stop loans remained consistent for the year ended September 30, 2022 as compared to the year ended September 30, 2021, as rising LIBOR and SOFR rates on floating rate portfolio company investments were partially offset by the general trend of interest rate compression on new investments during the first three quarters of the 2022 fiscal year. Our loan portfolio is partially insulated from a drop in floating interest rates as 98.0% of the loan portfolio at fair value is subject to an interest rate floor. As of September 30, 2022 and September 30, 2021, the weighted average base rate floor of our loans was 0.80% and 0.86%, respectively. The decrease in our portfolio’s weighted average base rate floor is primarily due to the majority of our new portfolio company investments originating with base rate floors ranging between 0.00% and 0.75%.

As of September 30, 2022, we have second lien investments in two portfolio companies and subordinated debt investments in two portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for years ended September 30, 2022 and 2021:

	Years ended September 30,		Variances
	2022	2021	2022 vs. 2021
	(In thousands)
Interest and facility fee expenses	$30,754	$11,125	$19,629
Amortization of debt issuance costs	3,466	1,969	1,497
Base management fee, net of waiver	20,502	10,999	9,503
Income incentive fee, net of waiver	12,032	8,090	3,942
Capital gain incentive fee accrued under GAAP, net of waiver	(2,141)	2,141	(4,282)
Professional fees	1,455	989	466
Administrative service fee	2,361	1,762	599
General and administrative expenses	474	329	145
Net expenses	$68,903	$37,404	$31,499
Average debt outstanding	$980,605	$504,152	$476,453

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $21.1 million, from the year ended September 30, 2021 to the year ended September 30, 2022 primarily due to an increase in average debt outstanding of $476.5 million from the year ended September 30, 2021 to the year ended September 30, 2022 as well as rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities.

For the years ended September 30, 2022, 2021 and 2020, the effective average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 3.5%, 2.6% and 3.4%, respectively. The increase in the effective average interest rate from the year ended September 30, 2021 to the year ended September 30, 2022 was primarily due to rising LIBOR and SOFR rates on our floating rate debt facilities.

Management Fees

The base management fee, net of waiver, increased as a result of an increase in average gross assets from year ended September 30, 2021 to the year ended September 30, 2022.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) Income Incentive Fee and (2) Capital Gains Incentive Fee. The Income Incentive Fee, net of waiver, increased by $3.9 million from the year ended September 30, 2021 to the year ended September 30, 2022 primarily as a result of an increase in our average earning debt investment balances and the impact of rising LIBOR and SOFR rates during the fourth quarter of fiscal year 2022 that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and one-time Income Incentive Fee waiver during the year ended September 30, 2022, described below. For the year ended September 30, 2022, we were in the “catch-up” provision of the calculation of the Income Incentive Fee and for the year ended September 30, 2021 we were fully through the “catch-up” provision. The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 13.0% and 15.0% for the year ended September 30, 2022 and year ended September 30, 2021, respectively.

Effective April 1, 2022, GC Advisors changed its practice of retaining administrative agent fees earned in respect of co-investment transactions in which we participate. In connection with this change, for the three months ended March 31, 2022, GC Advisors voluntarily and irrevocably waived $0.7 million2 of the Income Incentive Fee related to certain administrative agent fees received by GC Advisors prior to this change. The waiver had the net economic effect of providing us an amount equal to our pro rata portion of administrative agent fees earned by GC Advisors from our borrowers.

As of September 30, 2022 and September 30, 2021, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of September 30, 2022 there was no cumulative capital gain incentive fee accrual calculated in accordance with GAAP, net of waiver. For the year ended September 30, 2022, we recorded a reversal of capital gain incentive fee under GAAP, net of waiver of $2.1 million which was primarily the result of unrealized depreciation on portfolio company investments during the period. As of September 30, 2021, the cumulative capital gain incentive fee accrual calculated in accordance with GAAP, net of waiver was $2.1 million. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of each period of September 30, 2022 and September 30, 2021, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement. For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

2 The net economic effect represents $0.9 million of GBDC 3’s pro rata portion of administrative agent fees retained by GC Advisors since GBDC 3 commenced operations on October 2, 2017, reduced by $0.2 million of the additional incentive fees GC Advisors would have earned on the pro rata portion of administrative agent fees.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $1.2 million from the year ended September 30, 2021 to the year ended September 30, 2022 primarily due to higher professional fees and administrative expenses associated with servicing a growing portfolio. In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2022 and 2021 were $1.7 million and $1.0 million, respectively.

As of September 30, 2022 and September 30, 2021, included in accounts payable and accrued expenses were $0.7 million and $0.3 million, respectively, for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for years ended September 30, 2022 and 2021:

	Years ended September 30,		Variances
	2022	2021	2022 vs. 2021
	(In thousands)
Net realized gain (loss) from investments	$2,064	$1,430	$634
Net realized gain (loss) from foreign currency transactions	377	(1,112)	1,489
Net realized gain (loss) on investment transactions	$2,441	$318	$2,123
Unrealized appreciation from investments	11,701	26,696	(14,995)
Unrealized (depreciation) from investments	(32,105)	(4,946)	(27,159)
Unrealized appreciation (depreciation) from forward currency contracts	20,154	265	19,889
Unrealized appreciation (depreciation) on foreign currency translation	(21,700)	761	(22,461)
Net change in unrealized appreciation (depreciation) on investment transactions	$(21,950)	$22,776	$(44,726)

During the year ended September 30, 2022, we had a net realized gain on investment transactions of $2.4 million, primarily due to realized gains on the sale of equity investments in multiple portfolio companies, and to a lesser extent, by recognized realized gains from foreign currency transactions. During the year ended September 30, 2021, we had a net realized gain on investment transactions of $0.3 million, primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies that were partially offset by realized losses from foreign currency transactions.

For the year ended September 30, 2022, we had $11.7 million in unrealized appreciation on 102 portfolio company investments, which was offset by $32.1 million in unrealized depreciation on 211 portfolio company investments. Unrealized appreciation for the year ended September 30, 2022 primarily resulted from better than expected performance of our portfolio companies. Unrealized depreciation for the year ended September 30, 2022 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to wider credit spreads in the market during the last two quarters of the 2022 fiscal year, amortization of discounts and the reversal of unrealized appreciation recognized in connection with realized gains on the sale of portfolio company investments. For the year ended September 30, 2022, we had net unrealized depreciation of $21.7 million on the translation of assets and liabilities in foreign currencies that were partially offset by $20.2 million of unrealized appreciation on forward currency contracts, which resulted from the U.S. dollar appreciation primarily compared to the U.K. pound sterling and Euro.

For the year ended September 30, 2021, we had $26.7 million in unrealized appreciation on 161 portfolio company investments, which was offset by $4.9 million in unrealized depreciation on 80 portfolio company investments. Unrealized appreciation for the year ended September 30, 2021 primarily resulted from better than expected performance of our portfolio companies and the reversal of depreciation recognized during the three months ended March 31, 2020 due to the COVID-19 pandemic. Unrealized depreciation for the year ended September 30, 2021 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments.

Liquidity and Capital Resources

For the year ended September 30, 2022, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $23.1 million. During the period we used $829.5 million in operating activities, primarily as a result of fundings of portfolio investments of $1,171.9 million, partially offset by proceeds from principal payments and sales of portfolio investments of $263.7 million. During the same period, cash provided by financing activities was $806.4 million, primarily driven by borrowings on debt of $1,246.2 million and proceeds from the issuance of common shares of $442.1 million, that were partially offset by repayments of debt of $819.7 million and distributions paid of $58.8 million.

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

As of September 30, 2022 and September 30, 2021, we had cash and cash equivalents of $16.3 million and $52.0 million, respectively. In addition, as of September 30, 2022 and September 30, 2021, we had foreign currencies of $1.3 million and $1.4 million, respectively, restricted cash and cash equivalents of $45.7 million and $35.5 million, respectively, and restricted foreign currencies of $2.7 million and $1.2 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on our credit facilities and to fund new investments that meet the guidelines under our credit facilities, as applicable.

As of September 30, 2022 and September 30, 2021, we had investor capital subscriptions totaling $1,388.3 million and $1,096.5 million, respectively, of which $1,209.8 million and $767.9 million, respectively, had been called and contributed, leaving $178.5 million and $328.6 million of uncalled investor capital subscriptions, respectively.

Revolving Credit Facilities

SB Revolver - As of September 30, 2022 and September 30, 2021, we had $100.0 million and $246.4 million outstanding on the SB Revolver (as defined in Note 8 of our consolidated financial statements), respectively. As of September 30, 2022 and September 30, 2021, subject to leverage and borrowing base restrictions, we had no remaining commitments and approximately $28.6 million of remaining commitments, respectively, and no availability as of both September 30, 2022 and September 30, 2021 on the SB Revolver. Through a series of amendments during the year ended September 30, 2022, borrowings permitted under the SB Revolver were reduced to $100.0 million as of September 30, 2022 from $275.0 million as of September 30, 2021.

DB Credit Facility - As of September 30, 2022 and September 30, 2021, the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) allowed GBDC 3 Funding to borrow up to $750.0 million and $250.0 million, respectively, at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2022 and September 30, 2021, we had $469.0 million and $156.0 million outstanding under the DB Credit Facility, respectively. As of September 30, 2022 and September 30, 2021, subject to leverage and borrowing base restrictions, we had approximately $281.0 million and $94.0 million of remaining commitments, respectively, and $30.7 million and $94.0 million of availability on the DB Credit Facility, respectively.

Adviser Revolver - As of September 30, 2022 and September 30, 2021, we were permitted to borrow up to $40.0 million at any one time outstanding under the Adviser Revolver (as defined in Note 8 of our consolidated financial statements). As of both September 30, 2022 and September 30, 2021, we had no borrowings outstanding under the Adviser Revolver.

Debt Securitizations

2022 Debt Securitization - On January 25, 2022, we completed the 2022 Debt Securitization. The Class A Senior Secured Floating Rate Notes are included in the September 30, 2022 Consolidated Statement of Financial Condition as our debt and the Subordinated Notes were eliminated in consolidation. As of September 30, 2022, we had outstanding debt under the 2022 Debt Securitization of $252.0 million.

2021 Debt Securitization - On March 11, 2021, we completed the 2021 Debt Securitization. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the September 30, 2022 Consolidated Statement of Financial Condition as our debt and the Class D and Subordinated 2021 Notes were eliminated in consolidation. As of both September 30, 2022 and September 30, 2021, we had outstanding debt under the 2021 Debt Securitization of $298.0 million.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio of 0.85x. As of September 30, 2022, our asset coverage for borrowed amounts was 212.7%.

As of September 30, 2022, we had outstanding commitments to fund investments totaling $308.1 million, including $24.0 million of commitments on undrawn revolvers. As of September 30, 2021, we had outstanding commitments to fund investments totaling $180.4 million, including $17.4 million of commitments on undrawn revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2022 and September 30, 2021 respectively, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of September 30, 2022 is included in Note 8 of our consolidated financial statements. We did not have any other material contractual payment obligations as of September 30, 2022. As of September 30, 2022, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash balances that we maintain, availability under our DB Credit Facility and Adviser Revolver, ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of September 30, 2022 and September 30, 2021. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2022 and September 30, 2021, we had investments in 271 and 214 portfolio companies, respectively, with a total fair value of $2,316.1 million and $1,438.6 million, respectively.

The following table shows the asset mix of our new investment commitments for years ended September 30, 2022 and 2021:

	Years ended September 30,
	2022		2021
	(In Thousands)	Percentage	(In Thousands)	Percentage
Senior secured	$61,116	4.5%	$133,028	14.4%
One stop	1,201,931	89.5	758,147	82.0
Second lien	332	0.0 *	10,786	1.1
Subordinated debt	996	0.1	—	—
Equity	79,266	5.9	23,129	2.5
Total new investment commitments	$1,343,641	100.0%	$925,090	100.0%

* Represents an amount less than 0.1%
For the year ended September 30, 2022 and 2021, we had approximately $263.7 million and $301.7 million, respectively, in proceeds from principal payments and sales of equity investments in portfolio companies.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2022 (1)			As of September 30, 2021 (2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$244,601	$251,756	$238,930	$260,043	$257,252	$257,585
Non-accrual(3)	2,467	2,451	2,015	—	—	—
One stop:
Performing	1,969,085	1,964,742	1,931,622	1,137,277	1,122,954	1,130,203
Non-accrual(3)	—	—	—	—	—	—
Second lien:
Performing	9,255	10,763	8,878	11,429	11,223	11,121
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	10,626	10,403	10,571	2	1	2
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	107,972	124,087	N/A	30,107	39,732
Total	$2,236,034	$2,348,087	$2,316,103	$1,408,751	$1,421,537	$1,438,643

(1)As of September 30, 2022, $111.0 million and $107.2 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest.
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
As of September 30, 2022, we had loans in one portfolio company investment on non-accrual status. As of September 30, 2021, we had no loans on non-accrual status. As of September 30, 2022 and September 30, 2021, the fair value of our debt investments as a percentage of the outstanding principal value was 98.0% and 99.3%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2022 and 2021:

	For the year ended September 30,
	2022	2021
Weighted average rate of new investment fundings	7.0%	6.6%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.8%	5.8%
Weighted average fees of new investment fundings	1.1%	1.2%
Weighted average rate of sales and payoffs of portfolio investments	7.2%	6.2%

As of September 30, 2022, 97.9% and 98.0%, respectively, of our debt portfolio at amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loan. As of September 30, 2021, 89.3% and 86.6%, respectively, of our debt portfolio at amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2022 and September 30, 2021, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $54.5 million and $45.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2022 and September 30, 2021:

	As of September 30, 2022		As of September 30, 2021
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$76,118	3.3%	$81,941	5.7%
4	2,153,284	92.9	1,321,794	91.9
3	82,973	3.6	34,864	2.4
2	3,728	0.2	44	0.0 *
1	—	—	—	—
Total	$2,316,103	100.0%	$1,438,643	100.0%

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
•As of September 30, 2022, GCOP LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $23.1 million. As of September 30, 2022, we have issued 1,543,367.762 shares of our common stock to GCOP LLC in exchange for aggregate capital contributions totaling $23.1 million. We have also issued 249,048.669 shares to GCOP LLC through the DRIP.
•As of September 30, 2022, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by GC Advisors, had an aggregate commitment to us of $27.5 million. As of September 30, 2022, we have issued 1,834,523.315 shares of our common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27.5 million.
•We and GC Advisors have entered into a placement agent agreement with an unaffiliated third party for the placement of shares of the Company's common stock. We do not assume any fees associated with this transaction, as GC Advisors is covering all fees under the arrangement.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., a publicly-traded business development company (Nasdaq: GBDC), Golub Capital Direct Lending Corporation, Golub Capital BDC 4, Inc, and Golub Capital Direct Lending Unlevered Corporation, which are business development companies focused on investing primarily in one stop and other senior secured loans of U.S. middle-market companies. In addition, our officers and directors serve in similar capacities for GBDC, GDLC, GDLCU and GBDC 4. If GC Advisors and its affiliates determine that an investment is appropriate for us and for other such accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2022 and 2021. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. As of September 30, 2022 and 2021 , with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), all investments were valued using Level 3 inputs of the fair value hierarchy.

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

Pursuant to Rule 2a-5 under the 1940 Act, as recently amended, the board of directors of a registered investment company or BDC is permitted to delegate to a valuation designee, which could be its investment adviser, the responsibility to determine fair value of investments in good faith subject to the oversight of the board. Our board of directors has determined to continue its determination of fair value of our investments for which market quotations are not readily available in accordance with our valuation policies and procedures and has not designated GC Advisors or any other entity as a valuation designee.

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

We account for investment transactions on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments from the prior period that is measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in our Consolidated Statements of Operations and fluctuations arising from the translation of foreign exchange rates on investments in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current. As of September 30, 2022, the total fair value of our non-accrual loans was $2.0 million. As of September 30, 2021, there were no non-accrual loans.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For each of the years ended September 30, 2022 and 2021, we did not incur any U.S federal excise tax.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2022 and September 30, 2021, the weighted average floor on the loans subject to floating interest rates was 0.80% and 0.86%, respectively. The SB Revolver has a floating interest rate provision based on one-month term SOFR + 1.70%, the DB Credit Facility has a floating interest rate provision equal to three-month term SOFR + 2.15%, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate and the Class A, B, and C-1 2021 Notes issued in connection with the 2021 Debt Securitization have floating rate interest provisions based on three-month LIBOR that resets quarterly. In addition, the Class A Senior Secured Notes issued in connection with the 2022 Debt Securitization have floating rate interest provisions based on three-month term SOFR. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2022 was to remain constant and that we took no actions to alter our interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(43,952)	$(22,180)	$(21,772)
Down 150 basis points	(33,196)	(16,635)	(16,561)
Down 100 basis points	(22,301)	(11,090)	(11,211)
Down 50 basis points	(11,154)	(5,545)	(5,609)
Up 50 basis points	11,163	5,545	5,618
Up 100 basis points	22,326	11,090	11,236
Up 150 basis points	33,489	16,635	16,854
Up 200 basis points	44,652	22,180	22,472

(1) Assumes applicable three-month base rate as of September 30, 2022, with the exception of SONIA and Prime that utilize the September 30, 2022 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2022, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SB Revolver, the DB Credit Facility, the Adviser Revolver, the 2021 Debt Securitization, 2022 Debt Securitization or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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
Management assessed the effectiveness of Golub Capital BDC 3’s internal control over financial reporting as of September 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2022, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC 3, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital BDC 3, Inc. and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2022 and 2021, by correspondence with the custodians, the underlying investees and broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Chicago, Illinois
December 2, 2022

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2022	September 30, 2021
Assets
Investments at fair value (amortized cost of $2,348,087 and $1,421,537, respectively)	$2,316,103	$1,438,643
Cash and cash equivalents	16,307	51,954
Foreign currencies (cost of $1,510 and $1,242, respectively)	1,271	1,352
Restricted cash and cash equivalents	45,672	35,451
Restricted foreign currencies (cost of $2,721 and $1,286 respectively)	2,665	1,222
Cash collateral held at broker for forward currency contracts	—	1,450
Unrealized appreciation on forward currency contracts	20,467	313
Interest receivable	8,641	4,772
Capital call receivable	—	154
Other assets	203	—
Total Assets	$2,411,329	$1,535,311
Liabilities
Debt	$1,118,992	$700,439
Less unamortized debt issuance costs	(3,055)	2,699
Debt less unamortized debt issuance costs	1,115,937	697,740
Interest payable	10,455	2,312
Distributions payable	—	11,897
Management and incentive fees payable	10,167	7,742
Accounts payable and accrued expenses	1,697	1,155
Accrued trustee fees	154	—
Total Liabilities	1,138,410	720,846
Commitments and Contingencies (Note 10)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2022 and September 30, 2021	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 85,511,291.055 and 54,297,683.237 shares issued and outstanding as of September 30, 2022 and September 30, 2021, respectively	86	54
Paid in capital in excess of par	1,279,046	811,240
Distributable earnings (losses)	(6,213)	3,171
Total Net Assets	1,272,919	814,465
Total Liabilities and Total Net Assets	$2,411,329	$1,535,311
Number of common shares outstanding	85,511,291.055	54,297,683.237
Net asset value per common share	$14.89	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years ended September 30,
	2022	2021	2020
Investment income
Interest income	$149,492	$79,364	$63,254
Dividend income	112	254	4
Fee income	2,208	1,488	510
Total investment income	151,812	81,106	63,768
Expenses
Interest and other debt financing expenses	34,220	13,094	12,307
Base management fee	28,190	15,123	11,077
Incentive fee	10,384	11,592	4,188
Professional fees	1,455	989	988
Administrative service fee	2,361	1,762	1,214
General and administrative expenses	474	329	223
Total expenses	77,084	42,889	29,997
Base management fee waived (Note 4)	(7,688)	(4,124)	(3,021)
Incentive fee waived (Note 4)	(493)	(1,361)	(587)
Net expenses	68,903	37,404	26,389
Net investment income	82,909	43,702	37,379
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	2,064	1,430	(993)
Foreign currency transactions	377	(1,112)	27
Net realized gain (loss) on investment transactions	2,441	318	(966)
Net change in unrealized appreciation (depreciation) from:
Investments	(20,404)	21,750	(10,631)
Forward currency contracts	20,154	265	(192)
Translation of assets and liabilities in foreign currencies	(21,700)	761	(44)
Net change in unrealized appreciation (depreciation) on investment transactions	(21,950)	22,776	(10,867)
Net gain (loss) on investment transactions	(19,509)	23,094	(11,833)
Net increase in net assets resulting from operations	$63,400	$66,796	$25,546
Per Common Share Data
Basic and diluted earnings per common share (Note 12)	$0.86	$1.65	$0.83
Basic and diluted weighted average common shares outstanding (Note 12)	73,856,628	40,394,338	30,664,150

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2019	22,894,689.911	$23	$343,396	$1	$343,420
Issuance of common stock	11,535,388.193	11	172,427	—	172,438
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	37,379	37,379
Net realized gain (loss) on investment transactions	—	—	—	(966)	(966)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(10,867)	(10,867)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	958,771.362	1	14,115	—	14,116
Distributions from distributable earnings (losses)	—	—	—	(25,903)	(25,903)
Total increase (decrease) for the year ended September 30, 2020	12,494,159.555	12	186,542	(357)	186,197
Balance at September 30, 2020	35,388,849.466	35	529,938	(356)	529,617
Issuance of common stock	17,371,128.512	17	260,550	—	260,567
Repurchase of common stock	(2,810.818)	—	(42)	—	(42)
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	43,702	43,702
Net realized gain (loss) on investment transactions	—	—	—	318	318
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	22,776	22,776
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,540,516.077	2	23,091	—	23,093
Distributions from distributable earnings (losses)	—	—	—	(51,379)	(51,379)
Distributions declared and payable	—	—	—	(11,897)	(11,897)
Distributions declared from return of capital	—	—	(2,290)	—	(2,290)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(7)	7	—
Total increase (decrease) for the year ended September 30, 2021	18,908,833.771	19	281,302	3,527	284,848
Balance at September 30, 2021	54,297,683.237	54	811,240	3,171	814,465
Issuance of common stock	29,483,537.643	30	441,900	—	441,930
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	82,909	82,909
Net realized gain (loss) on investment transactions	—	—	—	2,441	2,441
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(21,950)	(21,950)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,730,070.175	2	25,910	—	25,912
Distributions from distributable earnings	—	—	—	(72,788)	(72,788)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(4)	4	—
Total increase (decrease) for the year ended September 30, 2022	31,213,607.818	32	467,806	(9,384)	458,454
Balance at September 30, 2022	85,511,291.055	$86	$1,279,046	$(6,213)	$1,272,919

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended September 30,
	2022	2021	2020
Cash flows from operating activities
Net increase in net assets resulting from operations	$63,400	$66,796	$25,546
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	3,466	1,969	1,192
Accretion of discounts and amortization of premiums	(7,933)	(5,229)	(3,327)
Net realized (gain) loss on investments	(2,064)	(1,430)	993
Net realized (gain) loss on foreign currency transactions	(377)	1,112	(27)
Net change in unrealized (appreciation) depreciation on investments	20,404	(21,750)	10,631
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	21,700	(761)	44
Net change in unrealized (appreciation) depreciation on forward currency contracts	(20,154)	(265)	192
Proceeds from (fundings of) revolving loans, net	(2,164)	1,208	(808)
Fundings of investments	(1,171,935)	(823,699)	(403,323)
Proceeds from principal payments and sales of portfolio investments	263,735	301,697	127,718
PIK interest	(6,189)	(2,589)	(1,746)
Changes in operating assets and liabilities:
Cash collateral held at broker for forward currency contracts	1,450	(1,000)	—
Interest receivable	(3,869)	(1,638)	(908)
Receivable from investments sold	—	64	(64)
Other assets	(203)	46	56
Interest payable	8,143	1,152	279
Management and incentive fees payable	2,425	3,853	573
Accounts payable and accrued expenses	542	305	220
Accrued trustee fees	154	—	(12)
Net cash provided by (used in) operating activities	(829,469)	(480,159)	(242,771)
Cash flows from financing activities
Borrowings on debt	1,246,187	883,740	595,249
Repayments of debt	(819,684)	(563,440)	(485,148)
Proceeds from other short-term borrowings	208,838	—	21,267
Repayments on other short-term borrowings	(208,470)	—	(37,664)
Capitalized debt issuance costs	(3,822)	(3,477)	(613)
Proceeds from issuance of common shares	442,084	260,423	172,444
Repurchase of shares	—	(42)	—
Distributions paid	(58,773)	(30,576)	(18,228)
Net cash provided by (used in) financing activities	806,360	546,628	247,307
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	(23,109)	66,469	4,536
Effect of foreign currency exchange rates	(955)	(1,003)	60
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	89,979	24,513	19,917
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$65,915	$89,979	$24,513
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22,611	$9,973	$10,836
Distributions declared during the period	72,788	65,566	25,903
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$(154)	$144	$(6)
Stock issued in connection with dividend reinvestment plan	25,912	23,093	14,116
Change in distributions payable	(11,897)	11,897	(6,441)
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of September 30,
	2022	2021
Cash and cash equivalents	$16,307	$51,954
Foreign currencies (cost of $1,510 and $1,242, respectively)	1,271	1,352
Restricted cash and cash equivalents	45,672	35,451
Restricted foreign currencies (cost of $2,721 and $1,286, respectively)	2,665	1,222
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$65,915	$89,979
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Airlines
Aurora Lux Finco S.A.R.L. #(8)(13)	One stop	L + 6.00%	(b)	8.78%	12/2026	$7,643	$7,527	0.6%	$7,261
Auto Components
COP CollisionRight Holdings, Inc.#~	One stop	SF + 4.75%	(l)	7.26%	04/2028	6,403	6,311	0.5	6,338
COP CollisionRight Holdings, Inc.	One stop	SF + 4.75%	(l)	8.45%	04/2028	27	26	—	26
COP CollisionRight Holdings, Inc.(5)	One stop	SF + 4.75%		N/A(6)	04/2028	—	(33)	—	(40)
Covercraft Parent III, Inc.#	Senior loan	L + 4.50%	(b)	6.78%	08/2027	2,077	2,060	0.2	2,077
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(b)	8.17%	08/2027	422	413	—	422
Covercraft Parent III, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	08/2027	—	(1)	—	—
North Haven Falcon Buyer, LLC#	One stop	L + 6.50%	(c)	8.51%	05/2027	2,364	2,345	0.2	2,269
North Haven Falcon Buyer, LLC	One stop	L + 6.50%	(c)	8.67%	05/2027	396	390	—	380
						11,689	11,511	0.9	11,472
Automobiles
CG Group Holdings, LLC#~	One stop	L + 7.25%	(b)	8.92% cash/2.00% PIK	07/2027	13,526	13,374	1.0	12,445
CG Group Holdings, LLC	One stop	L + 7.25%	(a)	8.37% cash/2.00% PIK	07/2026	338	333	—	311
Denali Midco 2, LLC	One stop	SF + 6.25%	(k)	9.38%	12/2027	9,953	9,866	0.8	9,654
Denali Midco 2, LLC	One stop	SF + 6.25%	(k)	9.38%	12/2027	2,978	2,952	0.2	2,889
Denali Midco 2, LLC~	One stop	SF + 6.25%	(k)	9.38%	12/2027	2,680	2,656	0.2	2,599
Denali Midco 2, LLC	One stop	SF + 6.25%	(k)	9.38%	12/2027	1,810	1,794	0.2	1,755
Denali Midco 2, LLC	One stop	SF + 6.25%	(k)	9.38%	12/2027	1,719	1,704	0.2	1,668
Denali Midco 2, LLC	One stop	SF + 6.25%	(k)	9.38%	12/2027	1,500	1,487	0.1	1,455
Denali Midco 2, LLC	One stop	SF + 6.25%	(k)	9.38%	12/2027	1,237	1,226	0.1	1,199
Denali Midco 2, LLC	One stop	SF + 6.25%	(k)	9.38%	12/2027	1,200	1,190	0.1	1,164
Denali Midco 2, LLC	One stop	SF + 6.25%	(k)	9.38%	12/2027	1,200	1,190	0.1	1,164
Denali Midco 2, LLC	One stop	SF + 6.25%	(k)	9.28%	12/2027	990	982	0.1	961
Denali Midco 2, LLC#	One stop	SF + 6.50%	(k)	9.45%	12/2027	561	544	0.1	544
Denali Midco 2, LLC(5)	One stop	SF + 5.25%		N/A(6)	12/2027	—	(4)	—	(15)
Denali Midco 2, LLC(5)	One stop	SF + 6.50%		N/A(6)	12/2027	—	(17)	—	(17)
JHCC Holdings LLC	One stop	L + 5.75%	(b)(d)	9.91%	09/2025	4,990	4,950	0.4	4,841
JHCC Holdings LLC~	One stop	L + 5.75%	(b)	9.42%	09/2025	2,944	2,920	0.2	2,855
JHCC Holdings LLC#	One stop	P + 4.75%	(d)	11.00%	09/2025	253	251	—	246
JHCC Holdings LLC	One stop	L + 5.75%	(b)	9.42%	09/2025	155	137	—	138
JHCC Holdings LLC	One stop	P + 4.75%	(b)(d)	10.30%	09/2025	57	56	—	54
MOP GM Holding, LLC~+	One stop	SF + 5.75%	(m)	9.98%	11/2026	9,594	9,511	0.7	9,403
MOP GM Holding, LLC#	One stop	SF + 5.75%	(m)	7.62%	11/2026	1,346	1,330	0.1	1,319
MOP GM Holding, LLC~	One stop	L + 5.75%	(c)	7.09%	11/2026	1,063	1,055	0.1	1,042
MOP GM Holding, LLC+	One stop	L + 5.75%	(c)	6.95%	11/2026	1,032	1,023	0.1	1,011
MOP GM Holding, LLC+	One stop	SF + 5.75%	(l)	8.58%	11/2026	764	758	0.1	749
MOP GM Holding, LLC	One stop	SF + 5.75%	(m)	8.98%	11/2026	635	630	—	622
MOP GM Holding, LLC	One stop	SF + 5.75%	(m)	7.62%	11/2026	585	576	—	574
MOP GM Holding, LLC	One stop	SF + 5.75%	(m)	9.98%	11/2026	213	211	—	209
MOP GM Holding, LLC	One stop	SF + 5.75%	(m)	9.50%	11/2026	186	184	—	182
MOP GM Holding, LLC	One stop	SF + 5.75%	(l)	8.99%	11/2026	93	92	—	91
MOP GM Holding, LLC	One stop	SF + 5.75%	(c)(l)(m)	8.91%	11/2026	86	84	—	82
MOP GM Holding, LLC	One stop	SF + 5.75%	(l)	9.55%	11/2026	60	59	—	58
MOP GM Holding, LLC	One stop	SF + 5.75%	(m)	8.51%	11/2026	31	31	—	30
MOP GM Holding, LLC	One stop	SF + 5.75%	(m)	8.94%	11/2026	31	31	—	30
MOP GM Holding, LLC(5)	One stop	SF + 5.75%		N/A(6)	11/2026	—	(14)	—	(24)
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
National Express Wash Parent Holdco, LLC#	One stop	SF + 5.50%	(m)	8.27%	07/2029	$1,572	$1,557	0.1%	$1,557
National Express Wash Parent Holdco, LLC	One stop	SF + 5.50%	(m)	8.39%	07/2029	70	68	—	68
National Express Wash Parent Holdco, LLC(5)	One stop	SF + 5.50%		N/A(6)	07/2029	—	(11)	—	(11)
POY Holdings, LLC#	One stop	L + 5.50%	(b)	9.17%	11/2027	18,280	17,967	1.4	18,280
POY Holdings, LLC	One stop	L + 5.50%	(b)	9.14%	11/2027	1,197	1,163	0.1	1,197
POY Holdings, LLC	One stop	L + 5.50%	(b)	9.17%	11/2027	36	32	—	36
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(b)	9.31%	10/2024	2,003	1,998	0.2	2,003
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.50%	(b)	9.31%	10/2024	1,643	1,634	0.1	1,643
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)	9.62%	10/2024	1,225	1,210	0.1	1,225
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.50%	(b)	9.31%	10/2024	799	795	0.1	799
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.50%	(b)	9.31%	10/2024	698	694	0.1	698
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.50%	(b)	9.31%	10/2024	467	464	—	467
Quick Quack Car Wash Holdings, LLC~	One stop	L + 6.50%	(b)	9.31%	10/2024	380	378	—	380
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)(b)	9.50%	10/2024	370	352	—	370
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(a)(b)	9.51%	10/2024	337	332	—	337
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(b)	9.31%	10/2024	337	318	—	337
Quick Quack Car Wash Holdings, LLC	One stop	L + 6.50%	(b)	9.32%	10/2024	80	80	—	80
Spotless Brands, LLC#	One stop	SF + 6.50%	(l)	9.19%	07/2028	4,173	4,092	0.3	4,089
Spotless Brands, LLC	One stop	SF + 6.50%	(k)	9.44%	07/2028	213	209	—	209
Spotless Brands, LLC	One stop	SF + 6.50%	(d)(k)	9.92%	07/2028	20	20	—	20
Spotless Brands, LLC(5)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(3)	—	(3)
TWAS Holdings, LLC#~	One stop	SF + 6.25%	(k)	9.38%	12/2026	12,111	12,002	1.0	12,111
TWAS Holdings, LLC	One stop	SF + 6.25%	(k)	9.38%	12/2026	7,849	7,783	0.6	7,849
TWAS Holdings, LLC#	One stop	SF + 6.25%	(k)	9.38%	12/2026	7,307	7,246	0.6	7,307
TWAS Holdings, LLC	One stop	SF + 6.25%	(k)	9.38%	12/2026	4,985	4,943	0.4	4,985
TWAS Holdings, LLC	One stop	SF + 6.25%	(k)	9.38%	12/2026	3,143	3,116	0.2	3,143
TWAS Holdings, LLC(5)	One stop	SF + 6.25%		N/A(6)	12/2026	—	(3)	—	—
						133,105	131,588	10.2	130,464
Beverages
Fintech Midco, LLC+	One stop	L + 5.25%	(b)	8.06%	08/2024	4,775	4,755	0.4	4,727
Fintech Midco, LLC#	One stop	L + 5.25%	(b)	8.06%	08/2024	3,192	3,172	0.3	3,160
Fintech Midco, LLC	One stop	L + 5.25%	(b)	8.06%	08/2024	430	428	—	426
Fintech Midco, LLC(5)	One stop	L + 5.25%		N/A(6)	08/2024	—	—	—	(1)
Watermill Express, LLC#	One stop	L + 5.50%	(b)	9.17%	04/2027	885	878	0.1	876
Watermill Express, LLC	One stop	L + 5.50%		N/A(6)	04/2027	—	—	—	—
Watermill Express, LLC(5)	One stop	L + 5.50%		N/A(6)	04/2027	—	—	—	(1)
Winebow Holdings, Inc.#~	One stop	L + 6.25%	(a)	9.37%	07/2025	3,053	3,023	0.2	3,053
						12,335	12,256	1.0	12,240
Building Products
BECO Holding Company, Inc.#~+	One stop	L + 5.50%	(b)	9.17%	11/2028	32,674	32,389	2.5	32,019
BECO Holding Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(4)	—	(10)
BECO Holding Company, Inc.(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(73)	—	(169)
						32,674	32,312	2.5	31,840
Chemicals
Inhance Technologies Holdings LLC#	One stop	L + 5.25%	(b)	7.53%	07/2024	3,593	3,568	0.3	3,557
Inhance Technologies Holdings LLC#	One stop	L + 5.25%	(b)	7.53%	07/2024	2,434	2,426	0.2	2,410
Inhance Technologies Holdings LLC#	One stop	L + 5.25%	(b)	7.53%	07/2024	736	734	—	729
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(b)	7.53%	07/2024	11	11	—	10
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E + 6.25%	(f)	8.11%	09/2028	13,358	15,547	1.0	12,957
PHM NL SP Bidco B.V.(8)(14)	One stop	L + 6.25%	(c)	10.42%	09/2028	5,922	5,834	0.5	5,745
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	SN + 6.25%	(i)	8.44%	09/2028	$2,888	$3,405	0.2%	$2,801
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E + 6.25%	(f)	6.31%	09/2028	1412	1596	0.1	1360
						30,354	33,121	2.3	29,569

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC#~	One stop	L + 5.25%	(b)	8.92%	10/2028	$6,824	$6,738	0.5%	$6,688
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(3)	—	(4)
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(9)	—	(20)
North Haven Stack Buyer, LLC#~	One stop	SF + 5.50%	(k)	8.63%	07/2027	3,772	3,741	0.3	3,697
North Haven Stack Buyer, LLC~	One stop	SF + 5.50%	(k)	8.63%	07/2027	1,270	1,260	0.1	1,245
North Haven Stack Buyer, LLC~	One stop	SF + 5.50%	(k)	8.63%	07/2027	419	416	—	411
North Haven Stack Buyer, LLC	One stop	SF + 5.50%	(k)	8.63%	07/2027	38	37	—	35
North Haven Stack Buyer, LLC(5)	One stop	SF + 5.50%		N/A(6)	07/2027	—	(10)	—	(24)
OVG Business Services, LLC#	One stop	L + 6.25%	(a)	9.34%	11/2028	764	749	0.1	749
OVG Business Services, LLC	One stop	L + 5.50%	(a)	8.14%	11/2026	9	9	—	8
Profile Products LLC#	One stop	L + 5.50%	(b)	8.43%	11/2027	2,477	2,429	0.2	2,477
Profile Products LLC#(8)	One stop	L + 5.50%	(b)	8.42%	11/2027	584	574	—	584
Profile Products LLC	One stop	L + 5.50%	(a)(d)	8.60%	11/2027	18	17	—	18
Profile Products LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(3)	—	—
Profile Products LLC(5)	One stop	L + 5.25%		N/A(6)	11/2027	—	(1)	—	—
PT Intermediate Holdings III, LLC#~	One stop	L + 5.50%	(b)	9.17%	11/2028	24,431	24,015	1.9	23,942
PT Intermediate Holdings III, LLC	One stop	L + 5.50%	(b)	9.17%	11/2028	15,548	15,352	1.2	15,237
Radwell Parent, LLC#	One stop	SF + 5.75%	(l)	9.40%	03/2029	11,046	10,879	0.8	10,604
Radwell Parent, LLC(5)	One stop	SF + 5.75%		N/A(6)	03/2028	—	(4)	—	(9)
Radwell Parent, LLC(5)	One stop	SF + 5.75%		N/A(6)	03/2029	—	(54)	—	(144)
Trinity Air Consultants Holdings Corporation	One stop	L + 5.25%	(c)	8.60%	06/2027	462	455	0.1	445
Trinity Air Consultants Holdings Corporation#	One stop	L + 5.25%	(c)	7.08%	06/2027	174	171	—	170
Trinity Air Consultants Holdings Corporation	One stop	L + 5.25%		N/A(6)	06/2027	—	—	—	—
						67,836	66,758	5.2	66,109
Communications Equipment
Lightning Finco Limited(8)(10)	One stop	L + 5.50%	(b)	8.57%	09/2028	4,453	4,377	0.4	4,364
Lightning Finco Limited(8)(9)(10)	One stop	E + 5.50%	(e)	6.25%	09/2028	448	534	—	439
						4,901	4,911	0.4	4,803
Containers and Packaging
AmerCareRoyal LLC#	Senior loan	L + 5.50%	(a)	8.12% cash/0.50% PIK	11/2025	2,565	2,535	0.2	2,513
AmerCareRoyal LLC#	Senior loan	L + 5.50%	(a)	8.12% cash/0.50% PIK	11/2025	544	537	—	533
AmerCareRoyal LLC	Senior loan	L + 5.50%	(a)	8.12% cash/0.50% PIK	11/2025	532	525	—	522
AmerCareRoyal LLC#(8)	Senior loan	L + 5.50%	(a)	8.12% cash/0.50% PIK	11/2025	461	455	0.1	451
Chase Intermediate#~	One stop	L + 5.00%	(b)(c)	8.00%	10/2028	35,650	35,357	2.7	34,938
Chase Intermediate(5)	One stop	L + 5.00%		N/A(6)	10/2028	—	(3)	—	(7)
Chase Intermediate(5)	One stop	L + 5.00%		N/A(6)	10/2028	—	(33)	—	(70)
Fortis Solutions Group, LLC#~	One stop	L + 5.50%	(b)(c)	9.59%	10/2028	15,266	15,037	1.2	15,113
Fortis Solutions Group, LLC	One stop	L + 5.50%	(c)	9.67%	10/2027	20	15	—	17
Fortis Solutions Group, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(43)	—	(5)
Fortis Solutions Group, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(21)	—	(29)
						55,038	54,361	4.2	53,976
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Distributors
WSC Holdings Midco LLC#	Senior loan	SF + 4.50%	(l)	7.13%	07/2027	$1,274	$1,261	0.1%	$1,261
WSC Holdings Midco LLC	Senior loan	SF + 4.50%	(l)	7.30%	07/2027	773	767	0.1	765
WSC Holdings Midco LLC#	Senior loan	SF + 4.50%	(l)	7.13%	07/2027	543	538	—	538
WSC Holdings Midco LLC(5)	Senior loan	SF + 4.50%		N/A(6)	07/2027	—	(1)	—	(1)
WSC Holdings Midco LLC(5)	Senior loan	SF + 4.50%		N/A(6)	07/2027	—	(5)	—	(3)
						2,590	2,560	0.2	2,560
Diversified Consumer Services
Certus Pest, Inc.~	One stop	SF + 6.25%	(m)	9.08%	02/2026	623	611	—	610
Certus Pest, Inc.~	One stop	SF + 6.25%	(m)	9.08%	02/2026	597	580	—	585
Certus Pest, Inc.	One stop	SF + 6.25%	(m)	8.19%	02/2026	431	431	—	422
Certus Pest, Inc.~	One stop	SF + 6.25%	(l)(m)	10.04%	02/2026	423	419	—	415
Certus Pest, Inc.~	One stop	SF + 6.25%	(m)	9.08%	02/2026	295	289	—	289
Certus Pest, Inc.~	One stop	SF + 6.25%	(m)	9.08%	02/2026	260	248	—	255
Certus Pest, Inc.	One stop	SF + 6.25%	(l)	9.95%	02/2026	253	252	—	248
Certus Pest, Inc.~	One stop	SF + 6.25%	(l)	9.95%	02/2026	150	146	—	147
Certus Pest, Inc.	One stop	SF + 6.25%	(m)	9.08%	02/2026	94	88	—	92
Certus Pest, Inc.	One stop	SF + 6.25%	(m)	9.08%	02/2026	51	41	—	50
Certus Pest, Inc.	One stop	SF + 6.25%	(l)	9.95%	02/2026	21	19	—	21
Certus Pest, Inc.(5)	One stop	SF + 6.25%		N/A(6)	02/2026	—	—	—	(1)
Certus Pest, Inc.(5)	One stop	SF + 6.25%		N/A(6)	02/2026	—	(1)	—	—
Certus Pest, Inc.(5)	One stop	SF + 6.25%		N/A(6)	02/2026	—	(5)	—	(39)
CHHJ Midco, LLC#	Senior loan	L + 5.00%	(a)	8.12%	01/2026	1,086	1,078	0.1	1,086
CHHJ Midco, LLC	Senior loan	L + 5.00%		N/A(6)	01/2026	—	—	—	—
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	6.78%	07/2027	979	966	0.1	969
COP Hometown Acquisitions, Inc.#	Senior loan	L + 4.50%	(b)	7.24%	07/2027	737	731	0.1	730
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	6.78%	07/2027	718	709	0.1	711
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.75%	(b)	7.75%	07/2027	590	579	0.1	590
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	6.87%	07/2027	471	466	0.1	466
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	7.19%	07/2027	333	329	—	329
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%		N/A(6)	07/2027	—	—	—	—
DP Flores Holdings, LLC#	One stop	SF + 6.50%	(l)	10.00%	09/2028	1,320	1,297	0.1	1,297
DP Flores Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	09/2028	—	(2)	—	(2)
DP Flores Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	09/2028	—	(8)	—	(8)
DP Flores Holdings, LLC	One stop	SF + 6.50%		N/A(6)	09/2028	—	—	—	—
DP Flores Holdings, LLC	One stop	SF + 6.50%		N/A(6)	09/2028	—	—	—	—
EMS LINQ, LLC#+	One stop	L + 6.25%	(a)	9.37%	12/2027	4,244	4,208	0.4	4,202
EMS LINQ, LLC(5)	One stop	L + 6.25%		N/A(6)	12/2027	—	(1)	—	(1)
EWC Growth Partners LLC	One stop	L + 6.00%	(b)	9.67%	03/2026	1,091	1,084	0.1	1,087
EWC Growth Partners LLC#	One stop	L + 6.00%	(b)	9.67%	03/2026	63	62	—	62
EWC Growth Partners LLC	One stop	L + 6.00%	(b)	9.67%	03/2026	14	14	—	14
FPG Intermediate Holdco, LLC#	One stop	SF + 6.00%	(k)	9.13%	03/2027	7,273	7,165	0.6	7,000
FPG Intermediate Holdco, LLC	One stop	SF + 6.00%	(k)	9.13%	03/2027	4,647	4,487	0.3	4,239
FPG Intermediate Holdco, LLC(5)	One stop	SF + 6.00%		N/A(6)	03/2027	—	(1)	—	(3)
FPG Intermediate Holdco, LLC(5)	One stop	SF + 6.50%		N/A(6)	03/2027	—	(25)	—	(25)
FSS Buyer LLC#	One stop	L + 5.75%	(a)	8.87%	08/2028	2,333	2,293	0.2	2,239
FSS Buyer LLC(5)	One stop	L + 5.75%		N/A(6)	08/2027	—	(1)	—	(2)
HS Spa Holdings, Inc.#	One stop	SF + 5.75%	(m)	7.51%	06/2029	4,005	3,928	0.3	3,925
HS Spa Holdings, Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2028	—	(2)	—	(2)
Learn-it Systems, LLC#	Senior loan	L + 4.75%	(c)	8.92%	03/2025	744	738	0.1	684
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Learn-it Systems, LLC	Senior loan	L + 4.75%	(b)	8.42%	03/2025	$564	$560	0.1%	$519
Learn-it Systems, LLC	Senior loan	L + 4.75%	(b)(c)	8.30%	03/2025	208	205	—	191
Learn-it Systems, LLC	Senior loan	L + 4.75%	(b)	7.63%	03/2025	21	20	—	18
Liminex, Inc.+	One stop	SF + 7.25%	(l)	10.95%	11/2026	19,521	19,372	1.6	19,911
Liminex, Inc.#	One stop	SF + 7.25%	(l)	10.95%	11/2026	10,188	10,118	0.8	10,392
Liminex, Inc.#	One stop	SF + 6.25%	(l)	9.95%	11/2026	3,516	3,484	0.3	3,481
Liminex, Inc.(5)	One stop	SF + 7.25%		N/A(6)	11/2026	—	(1)	—	—
Litera Bidco LLC#	One stop	L + 6.00%	(a)	9.12%	05/2026	1,322	1,310	0.1	1,309
Litera Bidco LLC#	One stop	L + 5.75%	(a)	8.87%	05/2026	608	604	—	597
Litera Bidco LLC	One stop	L + 5.75%	(a)	8.87%	05/2026	272	270	—	267
Litera Bidco LLC	One stop	L + 5.75%	(a)	8.87%	05/2026	272	272	—	267
Litera Bidco LLC	One stop	L + 6.00%	(a)	9.12%	05/2026	120	119	—	118
Litera Bidco LLC	One stop	L + 5.75%		N/A(6)	05/2025	—	—	—	—
Mario Purchaser, LLC#	One stop	SF + 5.75%	(k)	8.88%	04/2029	3,962	3,888	0.3	3,804
Mario Purchaser, LLC	One stop	SF + 10.75%	(k)	13.88% PIK	04/2032	1,692	1,647	0.1	1,658
Mario Purchaser, LLC	One stop	SF + 5.75%	(k)	8.88%	04/2029	1,448	1,387	0.1	1,250
Mario Purchaser, LLC(5)	One stop	P + 4.75%		N/A(6)	04/2028	—	(1)	—	(3)
Mathnasium, LLC#	One stop	L + 5.00%	(b)	7.91%	11/2027	4,197	4,161	0.3	4,155
Mathnasium, LLC	One stop	L + 5.00%	(b)	7.91%	11/2027	13	12	—	12
NSG Buyer, Inc. #	One stop	SF + 6.00%	(k)	9.13%	06/2029	9,768	9,674	0.8	9,768
NSG Buyer, Inc.	One stop	SF + 6.00%	(k)	9.13%	06/2029	300	297	—	300
NSG Buyer, Inc.	One stop	SF + 6.00%	(k)	9.13%	06/2029	175	173	—	175
NSG Buyer, Inc.	One stop	SF + 6.00%	(k)	9.13%	06/2029	165	145	—	165
NSG Buyer, Inc.	One stop	SF + 6.00%	(k)	9.13%	06/2028	12	11	—	12
Provenance Buyer LLC#	One stop	L + 5.00%	(a)	8.12%	06/2027	4,322	4,281	0.3	4,322
Provenance Buyer LLC#~	One stop	L + 5.00%	(a)	8.12%	06/2027	2,948	2,901	0.2	2,948
Provenance Buyer LLC(5)	One stop	L + 5.00%		N/A(6)	06/2027	—	(2)	—	—
Provenance Buyer LLC(5)	One stop	L + 5.00%		N/A(6)	06/2027	—	(34)	—	—
RW AM Holdco LLC#	One stop	SF + 5.25%	(m)	9.48%	04/2028	9,178	9,093	0.7	9,086
RW AM Holdco LLC(5)	One stop	SF + 5.25%		N/A(6)	04/2028	—	(1)	—	(2)
						108,638	107,177	8.4	107,401
Diversified Financial Services
AxiomSL Group, Inc.#	One stop	L + 6.00%	(a)	9.12%	12/2027	1,248	1,228	0.1	1,235
AxiomSL Group, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2027	—	(3)	—	(3)
AxiomSL Group, Inc.	One stop	L + 6.00%		N/A(6)	12/2025	—	—	—	—
Banker's Toolbox, Inc.#	One stop	SF + 5.25%	(m)	9.23%	07/2027	3,449	3,421	0.3	3,380
Banker's Toolbox, Inc.	One stop	L + 5.25%	(c)	8.74%	07/2027	426	418	—	396
Banker's Toolbox, Inc.(5)	One stop	L + 5.25%		N/A(6)	07/2027	—	(1)	—	(2)
Flash Topco, Inc.	One stop	L + 5.75%	(b)	8.56%	10/2028	7,626	7,560	0.6	7,474
Flash Topco, Inc.(5)	One stop	L + 5.75%		N/A(6)	10/2028	—	(1)	—	(2)
Higginbotham Insurance Agency, Inc.#	One stop	L + 5.25%	(a)	8.37%	11/2026	1,831	1,812	0.1	1,813
Higginbotham Insurance Agency, Inc.	One stop	L + 5.25%	(a)	8.37%	11/2026	133	129	—	124
						14,713	14,563	1.1	14,415
Diversified Telecommunication Services
NTI Connect, LLC#	Senior loan	L + 5.00%	(b)	8.67%	12/2024	637	630	0.1	637

Electronic Equipment, Instruments and Components
Electrical Source Holdings, LLC#~	Senior loan	L + 5.00%	(b)	8.67%	11/2025	15,499	15,418	1.2	15,499
Electrical Source Holdings, LLC#	One stop	L + 5.00%	(b)	8.07%	11/2025	12,526	12,479	1.0	12,526
Electrical Source Holdings, LLC~	Senior loan	L + 5.00%	(b)	8.67%	11/2025	3,278	3,261	0.3	3,278
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electrical Source Holdings, LLC	One stop	L + 5.00%	(b)	8.67%	11/2025	$3,261	$3,261	0.3%	$3,261
Electrical Source Holdings, LLC~	Senior loan	L + 5.00%	(b)	8.67%	11/2025	1,885	1,846	0.1	1,885
Electrical Source Holdings, LLC	Senior loan	L + 5.00%	(b)	8.67%	11/2025	1,684	1,684	0.1	1,684
Electrical Source Holdings, LLC	Senior loan	L + 5.00%	(b)	8.67%	11/2025	1,588	1,578	0.1	1,588
Electrical Source Holdings, LLC	Senior loan	L + 5.00%	(b)	8.67%	11/2025	1,091	1,085	0.1	1,091
Electrical Source Holdings, LLC	Senior loan	L + 5.00%	(b)	8.67%	11/2025	839	835	0.1	839
Electrical Source Holdings, LLC	Senior loan	L + 5.00%	(b)	8.07%	11/2025	744	739	0.1	744
Electrical Source Holdings, LLC	One stop	L + 5.00%	(b)	7.77%	11/2025	380	380	—	380
Electrical Source Holdings, LLC	Senior loan	L + 5.00%	(b)	8.67%	11/2025	303	301	—	303
Electrical Source Holdings, LLC	One stop	L + 5.00%	(b)	8.07%	11/2025	289	289	—	289
Electrical Source Holdings, LLC(5)	Senior loan	L + 5.00%		N/A(6)	11/2025	—	(2)	—	—
Electrical Source Holdings, LLC(5)	One stop	L + 5.00%		N/A(6)	11/2025	—	(20)	—	—
						43,367	43,134	3.4	43,367
Food & Staples Retailing
Mendocino Farms, LLC	One stop	SF + 6.25%	(k)	9.38%	06/2025	632	625	—	626
Mendocino Farms, LLC	One stop	SF + 6.25%	(k)	9.38%	06/2025	324	320	—	321
Mendocino Farms, LLC	One stop	SF + 6.25%	(k)	9.38%	06/2025	255	252	—	252
Mendocino Farms, LLC	One stop	SF + 6.25%	(k)	9.38%	06/2025	250	247	—	247
Mendocino Farms, LLC	One stop	SF + 6.25%	(k)	9.38%	06/2025	123	122	—	122
Mendocino Farms, LLC	One stop	SF + 6.25%	(k)	9.38%	06/2025	123	121	—	121
Mendocino Farms, LLC	One stop	SF + 6.25%	(k)	9.38%	06/2025	60	60	—	60
Mendocino Farms, LLC(5)	One stop	SF + 6.25%		N/A(6)	06/2025	—	(10)	—	(11)
Ruby Slipper Cafe LLC, The	One stop	SF + 7.50%	(l)	11.20%	06/2024	329	329	0.1	329
Ruby Slipper Cafe LLC, The	One stop	SF + 7.50%	(l)	11.20%	06/2024	116	116	—	116
Ruby Slipper Cafe LLC, The	One stop	SF + 7.50%	(l)	11.20%	06/2024	55	55	—	55
Ruby Slipper Cafe LLC, The	One stop	SF + 7.50%	(l)	11.20%	06/2024	—	—	—	—
Ruby Slipper Cafe LLC, The(5)	One stop	SF + 7.50%		N/A(6)	06/2024	—	(1)	—	—
Wineshipping.com LLC#	One stop	L + 5.75%	(c)	7.58%	10/2027	3,079	3,053	0.3	2,987
Wineshipping.com LLC	One stop	L + 5.75%	(b)	8.17%	10/2027	84	80	—	82
Wineshipping.com LLC	One stop	L + 5.75%	(b)	8.83%	10/2027	17	16	—	14
Wood Fired Holding Corp.	One stop	L + 6.25%	(b)	8.67%	12/2023	2,175	2,165	0.2	2,175
Wood Fired Holding Corp.	One stop	L + 6.25%		N/A(6)	12/2023	—	—	—	—
						7,622	7,550	0.6	7,496
Food Products
Borrower R365 Holdings, LLC+	One stop	L + 6.50%	(b)	7.18% cash/3.00% PIK	06/2027	5,265	5,185	0.4	5,265
Borrower R365 Holdings, LLC#	One stop	L + 6.50%	(b)	7.18% cash/3.00% PIK	06/2027	438	431	—	438
Borrower R365 Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	06/2027	—	(1)	—	—
Borrower R365 Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	06/2027	—	(4)	—	—
Flavor Producers, LLC#	Senior loan	L + 5.75%	(b)	7.82% cash/1.00% PIK	12/2023	438	437	—	425
Flavor Producers, LLC	Senior loan	L + 5.75%	(b)	7.82% cash/1.00% PIK	12/2022	1	1	—	1
Kodiak Cakes, LLC+	Senior loan	L + 6.00%	(b)	9.67%	06/2027	4,827	4,779	0.4	4,441
Kodiak Cakes, LLC	Senior loan	L + 6.00%	(b)	9.67%	06/2026	100	98	—	87
Louisiana Fish Fry Products, Ltd.#~	One stop	SF + 6.25%	(k)	9.38%	07/2027	4,206	4,172	0.3	3,869
Louisiana Fish Fry Products, Ltd.	One stop	L + 6.25%	(c)(k)	9.24%	07/2027	73	71	—	65
MAPF Holdings, Inc.~+	One stop	L + 5.50%	(b)	9.17%	12/2026	15,072	14,963	1.2	15,072
MAPF Holdings, Inc.	One stop	L + 5.50%	(b)	9.17%	12/2026	70	68	—	70
P&P Food Safety Holdings, Inc.~	One stop	L + 6.00%	(c)	8.88%	12/2026	7,021	6,954	0.6	6,881
P&P Food Safety Holdings, Inc.	One stop	L + 6.00%	(b)	9.67%	12/2026	38	37	—	36
P&P Food Safety Holdings, Inc.(5)	One stop	L + 6.00%		N/A(6)	12/2026	—	(23)	—	—
Ultimate Baked Goods Midco LLC#	One stop	L + 6.50%	(a)	9.62%	08/2027	2,834	2,794	0.2	2,550
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ultimate Baked Goods Midco LLC	One stop	L + 6.50%	(a)(d)	9.92%	08/2027	$47	$46	—%	$41
Whitebridge Pet Brands, LLC#	One stop	L + 5.00%	(a)	8.12%	07/2027	9,941	9,857	0.8	9,941
Whitebridge Pet Brands, LLC	One stop	L + 5.00%	(a)	7.98%	07/2027	130	128	—	130
Wizard Bidco Limited#(8)(9)(10)	One stop	SN + 4.75%	(i)	6.94%	03/2029	2,960	3,445	0.2	2,960
Wizard Bidco Limited(5)(8)(9)(10)	One stop	SN + 4.75%		N/A(6)	09/2028	—	(1)	—	—
						53,461	53,437	4.1	52,272

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior loan	L + 8.25%	(b)	10.95%	09/2024	$182	$181	—%	$180
Coding Solutions Acquisition, Inc.#	One stop	SF + 5.75%	(k)	8.78%	05/2028	2,717	2,691	0.2	2,662
Coding Solutions Acquisition, Inc.	One stop	SF + 5.75%	(k)	8.78%	05/2028	10	10	—	9
Coding Solutions Acquisition, Inc.(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(4)	—	(16)
Connexin Software, Inc.#+	One stop	L + 8.50%	(b)	11.31%	02/2024	1,442	1,438	0.1	1,442
Connexin Software, Inc.	One stop	L + 8.50%		N/A(6)	02/2024	—	—	—	—
ESO Solution, Inc.#+	One stop	SF + 7.00%	(l)	10.56%	03/2027	3,811	3,781	0.3	3,811
ESO Solution, Inc.(5)	One stop	SF + 7.00%		N/A(6)	03/2027	—	(1)	—	—
HSI Halo Acquisition, Inc.#	One stop	SF + 5.75%	(m)	9.83%	08/2026	1,505	1,484	0.1	1,466
HSI Halo Acquisition, Inc.#	One stop	SF + 5.75%	(m)	9.83%	08/2026	794	786	0.1	773
HSI Halo Acquisition, Inc.~	One stop	SF + 5.75%	(m)	9.83%	08/2026	523	519	—	509
HSI Halo Acquisition, Inc.	One stop	SF + 5.75%	(m)	9.86%	08/2026	503	497	—	490
HSI Halo Acquisition, Inc.	One stop	SF + 5.75%	(m)	9.84%	08/2026	365	360	—	355
HSI Halo Acquisition, Inc.	One stop	SF + 5.75%	(m)	9.83%	08/2026	305	302	—	297
HSI Halo Acquisition, Inc.	One stop	L + 5.75%	(a)	8.31%	09/2025	8	7	—	7
Nextech Holdings, LLC~+	One stop	L + 5.50%	(a)(b)	8.31%	06/2025	17,491	17,415	1.4	17,316
Nextech Holdings, LLC+	One stop	L + 5.50%	(a)(b)	8.31%	06/2025	709	706	0.1	702
Nextech Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	06/2025	—	(1)	—	(3)
Plasma Buyer LLC#	One stop	SF + 5.75%	(l)	9.30%	05/2029	2,797	2,744	0.2	2,741
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(1)	—	(1)
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2029	—	(7)	—	(15)
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.00%	(b)	8.67%	06/2025	5,666	5,631	0.4	5,552
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.00%	(b)	8.67%	06/2025	4,987	4,987	0.4	4,887
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.00%	(b)	8.67%	06/2025	2,413	2,413	0.2	2,365
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.00%	(b)	8.67%	06/2025	676	673	0.1	662
Qgenda Intermediate Holdings, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2025	—	—	—	(2)
Transaction Data Systems, Inc.~+	One stop	L + 4.50%	(b)	8.17%	02/2026	11,201	11,044	0.9	10,978
Transaction Data Systems, Inc.(5)	One stop	L + 4.50%		N/A(6)	02/2026	—	(1)	—	(3)
Veranex, Inc.#	Senior loan	SF + 4.75%	(m)	7.52%	04/2028	200	198	—	198
Veranex, Inc.(5)	Senior loan	P + 3.75%		N/A(6)	04/2028	—	—	—	(1)
Veranex, Inc.(5)	Senior loan	SF + 4.75%		N/A(6)	04/2028	—	(17)	—	(37)
						58,305	57,835	4.5	57,324
Healthcare Equipment and Supplies
Aspen Medical Products, LLC~	One stop	L + 5.00%	(b)	7.39%	06/2025	937	933	0.1	928
Aspen Medical Products, LLC#	One stop	L + 5.00%	(b)	7.39%	06/2025	60	60	—	60
Aspen Medical Products, LLC	One stop	L + 5.00%		N/A(6)	06/2025	—	—	—	—
Baduhenna Bidco Limited(8)(10)	One stop	SF + 6.50%	(j)	9.61%	08/2028	2,330	2,296	0.2	2,330
Baduhenna Bidco Limited(8)(9)(10)	One stop	E + 6.45%	(e)	6.70%	08/2028	1,221	1,453	0.1	1,207
Baduhenna Bidco Limited(8)(9)(10)	One stop	SF + 6.50%	(i)	8.76%	08/2028	340	416	—	338
Baduhenna Bidco Limited(8)(9)(10)	One stop	E + 6.45%	(e)	7.64%	08/2028	291	325	—	288
Baduhenna Bidco Limited(5)(8)(9)(10)	One stop	SF + 6.50%		N/A(6)	08/2028	—	(7)	—	(3)
Belmont Instrument, LLC#	One stop	SF + 6.25%	(l)	9.69%	08/2028	4,900	4,852	0.4	4,851
Belmont Instrument, LLC(5)	One stop	SF + 6.25%		N/A(6)	08/2028	—	(1)	—	(1)
Blades Buyer, Inc.#~	Senior loan	SF + 4.75%	(l)(m)	7.43%	03/2028	2,492	2,459	0.2	2,428
Blades Buyer, Inc.	Senior loan	SF + 4.75%	(k)	7.47%	03/2028	23	22	—	19
Blades Buyer, Inc.(5)	Senior loan	SF + 4.75%		N/A(6)	03/2028	—	(5)	—	(29)
Blades Buyer, Inc.	Senior loan	SF + 4.75%		N/A(6)	03/2028	—	—	—	—
Blue River Pet Care, LLC~	One stop	L + 5.00%	(a)	8.12%	07/2026	13,056	12,927	1.0	12,925
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)	7.94%	07/2026	$2,785	$2,761	0.2%	$2,757
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)	8.12%	07/2026	2,677	2,654	0.2	2,650
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2025	—	(1)	—	(2)
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	07/2026	—	(152)	—	(177)
CCSL Holdings, LLC~	One stop	SF + 6.50%	(k)	9.63%	12/2026	6,101	6,046	0.5	6,040
CCSL Holdings, LLC	One stop	SF + 6.50%	(k)	9.63%	12/2026	1,647	1,633	0.1	1,630
CCSL Holdings, LLC#(8)(9)	One stop	SN + 6.50%	(i)	8.79%	12/2026	874	976	0.1	865
CCSL Holdings, LLC	One stop	SF + 6.50%	(d)(k)	9.73%	12/2026	115	113	—	113
CCSL Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	12/2026	—	(6)	—	(6)
CCSL Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	12/2026	—	(10)	—	(10)
CMI Parent Inc.~+	Senior loan	L + 4.25%	(b)	7.26%	08/2025	14,210	14,119	1.1	14,068
CMI Parent Inc.+	Senior loan	L + 4.25%	(b)	7.92%	08/2025	6,804	6,753	0.5	6,736
CMI Parent Inc.#	Senior loan	SF + 4.75%	(l)	8.30%	08/2025	6,194	6,132	0.5	6,132
CMI Parent Inc.(5)	Senior loan	L + 4.25%		N/A(6)	08/2025	—	(1)	—	(2)
						67,057	66,747	5.2	66,135

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC	One stop	L + 5.50%	(a)	8.36%	12/2027	$2,851	$2,777	0.2%	$2,596
AAH TOPCO, LLC	Subordinated debt	N/A		11.50% PIK	12/2031	1,089	1,070	0.1	1,034
AAH TOPCO, LLC #	One stop	L + 5.50%	(a)	8.58%	12/2027	521	517	0.1	505
AAH TOPCO, LLC (5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(1)	—	(2)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	Subordinated debt	L + 10.50%	(a)	13.62%	03/2028	8,509	8,318	0.7	8,509
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 6.13%	(b)	9.80%	03/2027	1,843	1,825	0.1	1,764
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 6.13%	(b)	9.80%	03/2027	1,541	1,519	0.2	1,474
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	Subordinated debt	L + 10.50%	(a)	13.62%	03/2028	744	734	0.1	744
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 6.25%	(a)	9.37%	03/2027	441	429	—	403
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	Subordinated debt	L + 10.50%	(a)	13.62%	03/2028	284	281	—	284
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(1)	—	(3)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	L + 6.25%		N/A(6)	03/2027	—	(3)	—	(13)
Community Care Partners, LLC#	One stop	SF + 5.75%	(k)	8.89%	06/2026	1,212	1,202	0.1	1,200
Community Care Partners, LLC(5)	One stop	SF + 5.75%		N/A(6)	06/2026	—	(1)	—	(2)
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(b)	8.17%	12/2024	3,926	3,899	0.3	3,926
CRH Healthcare Purchaser, Inc.~	Senior loan	L + 4.50%	(b)	8.17%	12/2024	1,673	1,662	0.1	1,673
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(b)	8.17%	12/2024	1,252	1,243	0.1	1,252
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(b)	8.17%	12/2024	848	841	0.1	848
CRH Healthcare Purchaser, Inc.	Senior loan	L + 4.50%	(b)	8.10%	12/2024	25	24	—	25
Datix Bidco Limited(8)(9)(10)	Senior loan	SN + 4.50%	(i)	6.69%	04/2025	21,067	25,397	1.6	20,014
Datix Bidco Limited(8)(9)(10)	Second lien	SN + 7.75%	(i)	9.94%	04/2026	7,476	9,001	0.6	7,102
Datix Bidco Limited(8)(9)(10)	Senior loan	SN + 4.50%	(i)	6.69%	04/2025	3,902	4,668	0.3	3,707
Datix Bidco Limited(8)(10)	Senior loan	SF + 4.50%	(l)	7.04%	04/2025	183	182	—	174
Datix Bidco Limited(5)(8)(10)	Second lien	SF + 7.75%		N/A(6)	04/2026	—	(1)	—	(3)
Datix Bidco Limited(5)(8)(10)	Senior loan	SF + 4.50%		N/A(6)	09/2024	—	(1)	—	(2)
Elite Dental Partners LLC	One stop	SF + 5.25%	(b)(l)	8.80% PIK	06/2023	1,802	1,796	0.1	1,713
Elite Dental Partners LLC	One stop	SF + 12.00%	(l)	15.55% PIK	06/2023	458	458	—	453
Elite Dental Partners LLC	One stop	SF + 5.25%	(b)(l)	8.80% PIK	06/2023	194	194	—	194
Emerge Intermediate, Inc.	One stop	SF + 6.50%	(l)	9.70% cash/0.50% PIK	05/2024	2,307	2,287	0.2	2,307
Emerge Intermediate, Inc.#	One stop	SF + 6.50%	(l)	9.70% cash/0.50% PIK	05/2024	219	218	—	219
Emerge Intermediate, Inc.(5)	One stop	SF + 6.50%		N/A(6)	05/2024	—	(1)	—	—
Encorevet Group LLC	One stop	L + 6.75%	(a)	9.87%	11/2024	14,630	14,553	1.1	14,338
Encorevet Group LLC	One stop	L + 6.75%	(a)	9.87%	11/2024	7,530	7,481	0.6	7,379
Encorevet Group LLC~	Senior loan	L + 6.75%	(a)	9.87%	11/2024	3,971	3,954	0.3	3,891
Encorevet Group LLC	One stop	L + 6.75%	(a)	9.87%	11/2024	1,980	1,967	0.2	1,941
Encorevet Group LLC~	Senior loan	L + 6.75%	(a)	9.87%	11/2024	1,782	1,782	0.1	1,747
Encorevet Group LLC~	Senior loan	L + 6.75%	(a)	9.87%	11/2024	1,109	1,105	0.1	1,087
Encorevet Group LLC	Senior loan	L + 6.75%	(a)	9.87%	11/2024	921	917	0.1	903
Encorevet Group LLC	One stop	L + 6.75%	(a)	9.87%	11/2024	656	651	0.1	643
Encorevet Group LLC	One stop	L + 6.75%	(a)	9.87%	11/2024	628	623	—	615
Encorevet Group LLC	One stop	L + 6.75%	(a)	9.87%	11/2024	568	564	—	557
Encorevet Group LLC	One stop	L + 6.75%	(a)	9.87%	11/2024	391	389	—	383
Encorevet Group LLC	One stop	L + 6.75%	(a)	9.87%	11/2024	244	242	—	239
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Encorevet Group LLC	Senior loan	L + 6.75%	(a)	9.87%	11/2024	$158	$158	—%	$155
Encorevet Group LLC	One stop	L + 6.75%	(a)	9.87%	11/2024	119	118	—	117
Encorevet Group LLC(5)	Senior loan	L + 6.75%		N/A(6)	11/2024	—	—	—	(1)
Encorevet Group LLC(5)	One stop	L + 6.75%		N/A(6)	11/2024	—	(2)	—	—
ERC Topco Holdings, LLC#	One stop	L + 5.50%	(b)	9.17%	11/2028	18,218	18,072	1.4	17,671
ERC Topco Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(1)	—	(5)
ERC Topco Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(30)	—	(102)
Eyecare Services Partners Holdings LLC	One stop	L + 9.25%	(a)	4.12% cash/8.25% PIK	05/2023	4,077	4,059	0.2	2,651
Eyecare Services Partners Holdings LLC	One stop	L + 9.25%	(a)	4.12% cash/8.25% PIK	05/2023	1,214	1,214	0.1	789
Eyecare Services Partners Holdings LLC	One stop	L + 9.25%	(a)	4.14% cash/8.25% PIK	05/2023	127	126	—	66
Eyecare Services Partners Holdings LLC	One stop	L + 9.25%	(a)	4.14% cash/8.25% PIK	05/2023	91	90	—	91
Eyecare Services Partners Holdings LLC	One stop	L + 9.25%	(a)	4.14% cash/8.25% PIK	05/2023	91	90	—	59
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C + 4.50%	(h)	8.67%	03/2027	3,594	3,847	0.3	3,594
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C + 4.50%	(h)	8.67%	03/2027	2,631	2,716	0.2	2,631
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C + 4.50%	(h)	8.67%	03/2027	2,447	2,641	0.2	2,447
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(12)	One stop	L + 4.50%	(b)	8.17%	03/2027	1,101	1,090	0.1	1,101
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(9)(12)	One stop	C + 4.50%	(h)	7.26%	03/2027	758	778	0.1	758
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(5)(8)(9)(12)	One stop	C + 4.50%		N/A(6)	03/2027	—	(9)	—	—
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(5)(8)(12)	One stop	SF + 4.50%		N/A(6)	03/2027	—	(4)	—	—
Heartland Veterinary Partners LLC	Senior loan	SF + 4.75%	(l)	7.63%	12/2026	926	906	0.1	878
Heartland Veterinary Partners LLC#	Senior loan	SF + 4.75%	(l)	7.63%	12/2026	383	379	—	375
Heartland Veterinary Partners LLC	Senior loan	SF + 4.75%		N/A(6)	12/2026	—	—	—	—
Klick Inc.#(8)(12)	Senior loan	L + 4.50%	(b)	8.17%	03/2028	3,913	3,883	0.3	3,913
Klick Inc.(5)(8)(12)	Senior loan	L + 4.50%		N/A(6)	03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC~	Senior loan	L + 5.25%	(b)	8.92%	05/2025	794	789	0.1	794
Krueger-Gilbert Health Physics, LLC~	Senior loan	L + 5.25%	(b)	8.92%	05/2025	466	464	—	466
Krueger-Gilbert Health Physics, LLC~	Senior loan	L + 5.25%	(b)	8.92%	05/2025	126	125	—	126
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(b)	8.92%	05/2025	30	30	—	30
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%		N/A(6)	05/2025	—	—	—	—
Krueger-Gilbert Health Physics, LLC(5)	Senior loan	L + 5.25%		N/A(6)	05/2025	—	(4)	—	—
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(9)(12)	One stop	C + 5.50%	(h)	9.67%	05/2028	6,874	7,745	0.5	6,736
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(12)	One stop	L + 5.50%	(b)	9.17%	05/2028	1,676	1,657	0.1	1,643
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	L + 5.50%	(b)	9.17%	05/2028	1,108	1,099	0.1	1,086
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C + 5.50%	(h)	9.67%	05/2028	419	460	—	411
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C + 5.50%	(h)	9.67%	05/2028	218	226	—	201
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C + 5.50%	(h)	9.65%	05/2026	103	106	—	100
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(12)	One stop	L + 5.50%	(b)	9.17%	05/2028	78	76	—	68
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(12)	One stop	L + 5.50%	(b)	9.17%	05/2026	60	60	—	59
Suveto Buyer, LLC	One stop	L + 5.00%	(b)	8.67%	09/2027	7,787	7,693	0.6	7,446
Suveto Buyer, LLC	One stop	L + 5.00%	(b)	8.66%	09/2027	64	62	—	58
						158,428	165,469	12.0	152,230
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#	One stop	SF + 6.00%	(m)	9.19%	08/2028	$3,868	$3,831	0.3%	$3,830
Barteca Restaurants, LLC(5)	One stop	SF + 6.00%		N/A(6)	08/2028	—	(1)	—	(1)
Barteca Restaurants, LLC(5)	One stop	SF + 6.00%		N/A(6)	08/2028	—	(10)	—	(10)
BJH Holdings III Corp.#~	One stop	L + 4.50%	(a)	7.58%	08/2025	21,155	20,985	1.7	20,732
BJH Holdings III Corp.	One stop	L + 4.50%	(a)	7.59%	08/2025	35	31	—	27
Davidson Hotel Company, LLC#	One stop	L + 5.25%	(a)	8.37%	07/2024	1,757	1,749	0.2	1,757
Davidson Hotel Company, LLC	One stop	L + 5.25%	(a)	8.37%	07/2024	429	428	—	429
Davidson Hotel Company, LLC	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	—
EOS Fitness Opco Holdings, LLC#	One stop	SF + 4.75%	(m)	7.58%	01/2026	1,902	1,885	0.2	1,902
EOS Fitness Opco Holdings, LLC	One stop	SF + 4.75%	(c)(m)	7.58%	01/2026	365	361	—	365
EOS Fitness Opco Holdings, LLC	One stop	SF + 4.75%	(c)(m)	7.58%	01/2026	4	4	—	4
EOS Fitness Opco Holdings, LLC(5)	One stop	SF + 4.75%		N/A(6)	01/2026	—	(2)	—	—
Freddy's Frozen Custard LLC#~	One stop	L + 5.00%	(b)	8.16%	03/2027	3,589	3,563	0.3	3,589
Freddy's Frozen Custard LLC(5)	One stop	L + 5.00%		N/A(6)	03/2027	—	(1)	—	—
Harri US LLC+	One stop	L + 10.00%	(b)	8.91% cash/4.00% PIK	08/2026	346	309	—	347
Harri US LLC	One stop	L + 10.00%		N/A(6)	08/2026	—	—	—	—
Harri US LLC(5)	One stop	L + 10.00%		N/A(6)	08/2026	—	(2)	—	2
Health Buyer, LLC#	Senior loan	SF + 5.25%	(m)	7.98%	04/2029	1,348	1,329	0.1	1,267
Health Buyer, LLC	Senior loan	SF + 5.25%	(k)	8.03%	04/2028	2	2	—	1
SSRG Holdings, LLC#~	One stop	SF + 4.75%	(l)	8.45%	11/2025	6,946	6,909	0.5	6,946
SSRG Holdings, LLC	One stop	SF + 4.75%	(l)	8.45%	11/2025	20	20	—	20
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF + 5.25%	(l)	7.98%	09/2026	9,452	9,365	0.7	9,452
Tropical Smoothie Cafe Holdings, LLC~	One stop	SF + 5.25%	(k)(l)	8.26%	09/2026	5,443	5,387	0.4	5,443
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF + 5.25%	(k)(l)	8.01%	09/2026	2,338	2,315	0.2	2,338
Tropical Smoothie Cafe Holdings, LLC(5)	One stop	SF + 4.25%		N/A(6)	09/2026	—	(1)	—	—
						58,999	58,456	4.6	58,440
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
Groundworks LLC	Senior loan	L + 5.00%	(b)	7.08%	01/2026	$1,379	$1,365	0.1%	$1,379
Groundworks LLC	Senior loan	L + 5.00%	(b)	7.81%	01/2026	623	616	0.1	623
Groundworks LLC#	Senior loan	L + 5.00%	(b)	7.81%	01/2026	415	412	0.1	415
Groundworks LLC	Senior loan	L + 5.00%	(b)	7.81%	01/2026	370	366	—	370
Groundworks LLC	Senior loan	L + 5.00%	(b)	7.81%	01/2026	264	245	—	264
Groundworks LLC#	Senior loan	L + 5.00%	(b)	7.81%	01/2026	219	216	—	219
Groundworks LLC	Senior loan	L + 5.00%		N/A(6)	01/2026	—	—	—	—
						3,270	3,220	0.3	3,270
Household Products
WU Holdco, Inc.~	One stop	L + 5.50%	(b)	9.17%	03/2026	1,209	1,203	0.1	1,173
WU Holdco, Inc.#	One stop	L + 5.50%	(b)	9.17%	03/2026	430	430	—	417
WU Holdco, Inc.	One stop	L + 5.50%	(b)	9.17%	03/2026	112	110	—	108
WU Holdco, Inc.	One stop	L + 5.50%	(b)(c)	8.11%	03/2025	15	15	—	14
						1,766	1,758	0.1	1,712
Industrial Conglomerates
Arch Global CCT Holdings Corp.#	Senior loan	L + 4.75%	(a)	7.87%	04/2026	905	903	0.1	896
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%	(b)	8.42%	04/2026	474	471	—	469
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%	(b)	8.42%	04/2026	255	254	—	250
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	—
Dwyer Instruments, Inc.#	One stop	L + 6.00%	(b)	9.67%	07/2027	2,024	1,986	0.2	1,984
Dwyer Instruments, Inc.	One stop	L + 5.50%	(c)	8.38%	07/2027	7	6	—	6
Dwyer Instruments, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2027	—	(5)	—	(5)
Essential Services Holdings Corporation	One stop	L + 5.75%	(a)(b)	8.07%	11/2026	12,119	11,985	0.9	11,676
Essential Services Holdings Corporation(5)	One stop	L + 5.75%		N/A(6)	11/2025	—	(1)	—	(2)
Excelitas Technologies Corp.#	One stop	SF + 5.75%	(l)	8.59%	08/2029	3,485	3,416	0.3	3,450
Excelitas Technologies Corp.#(8)(9)	One stop	E + 5.75%	(e)	6.08%	08/2029	564	583	—	559
Excelitas Technologies Corp.	One stop	SF + 5.75%	(l)	8.59%	08/2028	92	87	—	89
Excelitas Technologies Corp.(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(7)	—	(7)
Madison Safety & Flow LLC#	Senior loan	SF + 3.60%	(k)	6.63%	03/2025	164	163	—	164
Madison Safety & Flow LLC	Senior loan	SF + 3.60%	(k)(l)	6.64%	03/2025	2	2	—	2
Specialty Measurement Bidco Limited#(8)(10)	One stop	L + 5.75%	(b)	8.82%	11/2027	3,185	3,121	0.3	3,185
Specialty Measurement Bidco Limited#(8)(9)(10)	One stop	E + 5.75%	(e)	6.75%	11/2027	2,623	3,123	0.2	2,623
Specialty Measurement Bidco Limited(5)(8)(9)(10)	One stop	SN + 5.75%		N/A(6)	11/2027	—	(16)	—	—
						25,899	26,071	2.0	25,339
Insurance
Alera Group, Inc.#	One stop	SF + 6.00%	(l)	9.06%	10/2028	10,777	10,685	0.8	10,321
Alera Group, Inc.	One stop	SF + 6.00%	(k)(l)	9.06%	10/2028	3,063	3,023	0.3	2,933
Alera Group, Inc.	One stop	SF + 6.00%	(k)(l)	9.07%	10/2028	2,627	2,601	0.2	2,479
AMBA Buyer, Inc.#	One stop	SF + 5.25%	(l)(m)	9.33%	07/2027	1,372	1,361	0.1	1,358
AMBA Buyer, Inc.	One stop	SF + 5.25%	(m)	6.43%	07/2027	409	407	0.1	404
AMBA Buyer, Inc.#	One stop	SF + 5.25%	(l)(m)	9.33%	07/2027	342	339	0.1	339
AMBA Buyer, Inc.	One stop	SF + 5.25%		N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc.(5)	One stop	SF + 5.25%		N/A(6)	07/2027	—	(2)	—	(4)
Captive Resources Midco, LLC#	One stop	SF + 5.50%	(k)	8.53%	07/2029	4,813	4,720	0.4	4,716
Captive Resources Midco, LLC(5)	One stop	SF + 5.50%		N/A(6)	07/2028	—	(4)	—	(4)
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(c)	7.58%	08/2025	1,381	1,363	0.1	1,368
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	8.85%	08/2025	913	906	0.1	910
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	7.87%	08/2025	688	679	0.1	686
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.50%	(b)(c)	8.67%	08/2025	688	682	0.2	682
Integrity Marketing Acquisition, LLC	One stop	SF + 5.75%	(l)	8.56%	08/2025	584	566	—	573
Integrity Marketing Acquisition, LLC~	One stop	L + 5.75%	(c)	7.83%	08/2025	356	352	—	355
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.75%	(c)	7.40%	08/2025	312	310	—	311
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Integrity Marketing Acquisition, LLC	One stop	L + 5.75%	(c)	7.74%	08/2025	$189	$187	—%	$188
Integrity Marketing Acquisition, LLC	One stop	L + 5.75%		N/A(6)	08/2025	—	—	—	—
J.S. Held Holdings, LLC~+	One stop	L + 5.50%	(b)	9.17%	07/2025	18,399	18,192	1.4	18,278
J.S. Held Holdings, LLC	One stop	L + 5.50%	(b)	9.17%	07/2025	4,033	3,979	0.3	4,007
J.S. Held Holdings, LLC#	One stop	SF + 5.50%	(l)	9.20%	07/2025	3,901	3,835	0.3	3,862
J.S. Held Holdings, LLC	One stop	SF + 5.50%	(l)	9.20%	07/2025	640	599	—	592
J.S. Held Holdings, LLC	One stop	P + 4.50%	(d)	10.75%	07/2025	24	22	—	23
Keystone Agency Partners LLC	Senior loan	SF + 6.00%	(l)	9.70%	05/2027	2,751	2,713	0.2	2,696
Keystone Agency Partners LLC#	Senior loan	SF + 6.00%	(l)	9.70%	05/2027	782	771	0.1	766
Keystone Agency Partners LLC	Senior loan	SF + 6.00%	(l)	9.35%	05/2027	186	170	—	164
Long Term Care Group, Inc.#	One stop	L + 6.00%	(a)	8.82%	09/2027	1,268	1,247	0.1	1,268
Majesco~+	One stop	L + 7.25%	(b)	10.93%	09/2027	7,492	7,400	0.6	7,492
Majesco(5)	One stop	L + 7.25%		N/A(6)	09/2026	—	(2)	—	—
Norvax, LLC#+	Senior loan	L + 7.50%	(b)	11.18%	09/2025	12,705	12,595	0.9	11,689
Norvax, LLC#	Senior loan	L + 7.50%	(b)	11.18%	09/2025	4,152	4,085	0.3	3,820
Pareto Health Intermediate Holdings, Inc.#	One stop	L + 4.75%	(c)	7.63%	08/2025	3,109	3,086	0.2	3,046
Patriot Growth Insurance Services, LLC#	One stop	L + 5.50%	(b)	8.65%	10/2028	4,031	3,997	0.3	3,946
Patriot Growth Insurance Services, LLC	One stop	L + 5.50%	(c)	9.31%	10/2028	262	251	—	248
Patriot Growth Insurance Services, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(1)	—	(1)
Patriot Growth Insurance Services, LLC(5)	One stop	L + 5.75%		N/A(6)	10/2028	—	(9)	—	(10)
People Corporation#(8)(9)(12)	One stop	C + 6.25%	(h)	9.87%	02/2028	5,291	5,693	0.4	5,291
People Corporation(8)(9)(12)	One stop	C + 6.25%	(h)	9.87%	02/2028	1,727	1,910	0.1	1,727
People Corporation(8)(9)(12)	One stop	C + 5.50%	(h)	9.13%	02/2028	1,253	1,327	0.1	1,115
People Corporation(8)(9)(12)	One stop	C + 6.25%	(h)	9.92%	02/2027	148	158	—	148
RSC Acquisition, Inc.~+	One stop	SF + 5.50%	(l)	8.31%	10/2026	12,212	12,054	0.9	11,968
RSC Acquisition, Inc.#	One stop	SF + 5.50%	(l)	9.05%	10/2026	3,840	3,808	0.3	3,762
RSC Acquisition, Inc.~+	One stop	SF + 5.50%	(l)	8.54%	10/2026	3,135	3,007	0.2	3,073
RSC Acquisition, Inc.	One stop	SF + 5.50%	(l)	8.55%	10/2026	515	510	—	505
RSC Acquisition, Inc.(5)	One stop	SF + 5.50%	(l)	9.20%	10/2026	47	25	—	(1)
RSC Acquisition, Inc.(5)	One stop	SF + 5.50%		N/A(6)	10/2026	—	(1)	—	(2)
Sunstar Insurance Group, LLC	Senior loan	SF + 6.00%	(l)	9.69%	10/2026	321	319	—	314
Sunstar Insurance Group, LLC#	Senior loan	SF + 6.00%	(l)	9.69%	10/2026	310	307	—	304
Sunstar Insurance Group, LLC	Senior loan	SF + 6.00%	(l)	9.69%	10/2026	157	155	—	154
Sunstar Insurance Group, LLC	Senior loan	SF + 6.00%	(l)	9.65%	10/2026	2	2	—	2
TigerRisk, LLC#	One stop	L + 4.75%	(a)	7.87%	06/2027	8,783	8,714	0.7	8,783
TigerRisk, LLC(5)	One stop	L + 4.75%		N/A(6)	06/2027	—	(1)	—	—
						129,990	129,092	9.9	126,644
Internet & Catalog Retail
Revalize, Inc.~+	One stop	L + 5.75%	(b)	9.42%	04/2027	5,922	5,876	0.5	5,743
Revalize, Inc.+	One stop	L + 5.75%	(b)	9.42%	04/2027	3,466	3,439	0.2	3,362
Revalize, Inc.	One stop	L + 5.75%	(b)	9.42%	04/2027	2,049	2,037	0.2	1,987
Revalize, Inc.+	One stop	L + 5.75%	(b)	9.42%	04/2027	1,718	1,705	0.1	1,667
Revalize, Inc.+	One stop	L + 5.75%	(b)	9.42%	04/2027	1,035	1,027	0.1	1,004
Revalize, Inc.#	One stop	L + 5.75%	(b)	9.42%	04/2027	800	792	0.1	775
Revalize, Inc.	One stop	L + 5.75%	(b)	9.42%	04/2027	228	227	—	222
Revalize, Inc.(5)	One stop	L + 5.75%		N/A(6)	04/2027	—	(5)	—	(37)
						15,218	15,098	1.2	14,723
IT Services
Acquia, Inc.+	One stop	L + 7.00%	(a)	9.63%	10/2025	2,442	2,425	0.2	2,442
Acquia, Inc.	One stop	L + 7.00%	(b)(c)	10.18%	10/2025	23	22	—	23
CivicPlus, LLC+	One stop	L + 6.00%	(a)	9.12%	08/2027	2,623	2,595	0.2	2,596
CivicPlus, LLC#	One stop	L + 6.00%	(a)	9.12%	08/2027	1,560	1,545	0.1	1,544
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CivicPlus, LLC	One stop	L + 6.00%	(b)	9.67%	08/2027	$1,229	$1,216	0.1%	$1,217
CivicPlus, LLC	One stop	SF + 11.75%	(m)	14.38%	06/2034	202	197	—	200
CivicPlus, LLC(5)	One stop	L + 6.00%		N/A(6)	08/2027	—	(1)	—	(1)
Critical Start, Inc.#	One stop	SF + 5.75%	(k)	5.65% cash/3.13% PIK	05/2028	1,673	1,657	0.2	1,656
Critical Start, Inc.(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(1)	—	(1)
Delinea Inc.+	One stop	L + 6.00%	(a)	9.12%	03/2028	6,497	6,421	0.5	6,042
Delinea Inc.+	One stop	L + 6.00%	(a)	9.12%	03/2028	3,812	3,774	0.3	3,545
Delinea Inc.	One stop	L + 6.00%	(a)	9.12%	03/2027	118	116	—	104
Episerver, Inc.+	One stop	L + 5.75%	(b)	9.42%	04/2026	4,901	4,848	0.4	4,705
Episerver, Inc.(8)(9)	One stop	E + 6.00%	(e)	7.19%	04/2026	3,948	4,600	0.3	3,817
Episerver, Inc.+	One stop	L + 5.75%	(b)	9.42%	04/2026	2,684	2,666	0.2	2,577
Episerver, Inc.#	One stop	L + 5.75%	(b)	9.42%	04/2026	1,519	1,500	0.1	1,458
Episerver, Inc.(5)	One stop	L + 5.75%		N/A(6)	04/2026	—	(3)	—	(14)
Episerver, Inc.(5)	One stop	L + 5.75%		N/A(6)	04/2026	—	(12)	—	(76)
Goldcup 31018 AB#(8)(9)(17)	One stop	E + 7.07%	(f)	3.57% cash/3.82% PIK	07/2029	3,781	3,814	0.3	3,734
Goldcup 31018 AB(5)(8)(9)(17)	One stop	E + 6.50%		N/A(6)	01/2029	—	(2)	—	(2)
Goldcup 31018 AB(5)(8)(9)(17)	One stop	E + 6.50%		N/A(6)	07/2029	—	(8)	—	(8)
Infinisource, Inc.#~	One stop	L + 5.25%	(c)	8.13%	10/2026	10,248	10,164	0.8	10,145
Infinisource, Inc.#	One stop	L + 5.25%	(c)	8.13%	10/2026	6,505	6,452	0.5	6,440
Infinisource, Inc.	One stop	L + 5.25%	(c)	8.13%	10/2026	4,890	4,851	0.4	4,841
Infinisource, Inc.	One stop	L + 5.25%	(c)	8.13%	10/2026	1,698	1,685	0.1	1,681
Infinisource, Inc.	One stop	L + 5.25%	(b)	8.92%	10/2026	1,438	1,427	0.1	1,424
Infinisource, Inc.#	One stop	L + 5.25%	(c)	8.13%	10/2026	1,212	1,200	0.1	1,200
Infinisource, Inc.	One stop	L + 5.25%	(b)	8.92%	10/2026	580	509	—	574
Infinisource, Inc.	One stop	L + 5.25%	(b)	8.92%	10/2026	386	319	—	305
Infinisource, Inc.(5)	One stop	L + 5.25%		N/A(6)	10/2026	—	(1)	—	(2)
Netwrix Corporation#	One stop	SF + 5.00%	(l)	7.90%	06/2029	1,775	1,759	0.1	1,757
Netwrix Corporation	One stop	SF + 5.00%	(l)	8.44%	06/2029	65	61	—	55
Netwrix Corporation(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	(2)	—	(2)
PCS Intermediate II Holdings, LLC~	One stop	L + 5.25%	(c)	8.62%	01/2026	4,820	4,793	0.4	4,820
PCS Intermediate II Holdings, LLC#	One stop	L + 5.25%	(c)	8.62%	01/2026	705	700	0.1	705
PCS Intermediate II Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC#~	One stop	L + 5.50%	(b)	9.17%	12/2025	18,323	18,202	1.4	17,589
Recordxtechnologies, LLC	One stop	L + 5.50%	(b)	9.17%	12/2025	1,671	1,662	0.1	1,604
Recordxtechnologies, LLC	One stop	L + 5.50%	(b)	9.17%	12/2025	140	139	—	132
Red Dawn SEI Buyer, Inc.#~	Senior loan	L + 4.25%	(c)	8.42%	11/2025	13,302	13,216	1.0	12,945
Red Dawn SEI Buyer, Inc.#(8)(9)	Senior loan	SN + 4.50%	(i)	6.69%	11/2025	7,739	9,436	0.6	7,584
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.25%	(c)	8.42%	11/2025	2,365	2,353	0.2	2,302
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.50%	(c)	8.67%	11/2025	2,205	2,190	0.2	2,161
Red Dawn SEI Buyer, Inc.	Senior loan	L + 4.50%	(b)(c)	8.67%	11/2025	1,328	1,317	0.1	1,301
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(2)	—	(7)
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	11/2025	—	(16)	—	(36)
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(l)	14.30%	10/2026	567	556	—	567
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(l)	14.30%	10/2026	26	26	—	26
ReliaQuest Holdings, LLC(5)	One stop	SF + 10.75%		N/A(6)	10/2026	—	(1)	—	—
Saturn Borrower Inc.#~	One stop	L + 6.50%	(b)	10.17%	09/2026	7,954	7,793	0.6	7,557
Saturn Borrower Inc.	One stop	L + 6.50%	(b)	10.17%	09/2026	103	101	—	98
Zarya Holdco, Inc.#	Senior loan	SF + 6.50%	(k)	9.63%	07/2027	2,495	2,495	0.2	2,495
Zarya Holdco, Inc.	Senior loan	SF + 6.50%		N/A(6)	07/2027	—	—	—	—
						129,552	130,752	9.9	125,819
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC	One stop	L + 6.25%	(b)(c)	8.13% cash/1.00% PIK	09/2024	$1,455	$1,451	0.1%	$1,455
WBZ Investment LLC	One stop	L + 6.25%	(b)(c)	8.13% cash/1.00% PIK	09/2024	482	481	0.1	482
WBZ Investment LLC	One stop	L + 6.25%	(b)(c)	8.13% cash/1.00% PIK	09/2024	335	334	—	335
WBZ Investment LLC	One stop	L + 6.25%	(c)	8.13% cash/1.00% PIK	09/2024	173	172	—	173
WBZ Investment LLC	One stop	L + 6.25%		N/A(6)	09/2024	—	—	—	—
						2,445	2,438	0.2	2,445
Life Sciences Tools & Services
Covaris Intermediate 3, LLC#	One stop	L + 4.75%	(b)	7.56%	01/2028	368	364	—	368
Covaris Intermediate 3, LLC	One stop	L + 5.25%	(a)	8.37%	01/2028	18	18	—	18
Covaris Intermediate 3, LLC(5)	One stop	L + 4.75%		N/A(6)	01/2028	—	(37)	—	—
PAS Parent Inc.#~	One stop	L + 5.50%	(a)(b)	8.62%	12/2028	18,434	18,136	1.4	17,879
PAS Parent Inc.	One stop	P + 4.50%	(a)(d)	10.07%	12/2027	161	149	—	151
PAS Parent Inc.(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(70)	—	(126)
Reaction Biology Corporation	One stop	SF + 5.25%	(m)	9.48%	03/2029	867	800	0.1	650
Reaction Biology Corporation#	One stop	SF + 5.25%	(m)	9.48%	03/2029	517	513	0.1	502
Reaction Biology Corporation(5)	One stop	P + 4.25%		N/A(6)	03/2029	—	(1)	—	(5)
Unchained Labs, LLC	Senior loan	L + 5.50%	(a)	8.62%	08/2027	430	418	—	430
Unchained Labs, LLC#	Senior loan	L + 5.50%	(a)	8.62%	08/2027	363	357	—	363
Unchained Labs, LLC	Senior loan	L + 5.50%		N/A(6)	08/2027	—	—	—	—
						21,158	20,647	1.6	20,230
Machinery
Bad Boy Mowers Acquisition, LLC#	Senior loan	L + 4.25%	(b)	7.38%	03/2028	730	729	0.1	730
Blackbird Purchaser, Inc.#~	Senior loan	L + 4.50%	(a)	7.62%	04/2026	6,594	6,519	0.5	6,528
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(a)	7.62%	10/2025	29	28	—	28
Blackbird Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(12)	—	(14)
Chase Industries, Inc.(7)	Senior loan	L + 7.00%	(c)	9.88%	05/2025	1,955	1,941	0.1	1,598
Chase Industries, Inc.(7)	Senior loan	L + 7.00%	(b)	10.67%	05/2025	338	336	—	277
Chase Industries, Inc.(7)	Senior loan	L + 7.00%	(c)	9.80%	05/2025	174	174	—	140
						9,820	9,715	0.7	9,287
Marine
Project Nike Purchaser, LLC#	One stop	SF + 6.00%	(l)	9.55%	04/2029	9,705	9,614	0.7	9,414
Project Nike Purchaser, LLC(5)	One stop	P + 5.00%		N/A(6)	04/2029	—	(2)	—	(8)
Project Nike Purchaser, LLC(5)	One stop	P + 5.00%		N/A(6)	04/2029	—	(47)	—	(151)
						9,705	9,565	0.7	9,255
Media
Triple Lift, Inc.#	One stop	SF + 5.50%	(l)(m)	9.36%	05/2028	2,107	2,074	0.2	2,107
Triple Lift, Inc.#	One stop	SF + 5.50%	(m)	9.61%	05/2028	456	448	—	456
Triple Lift, Inc.	One stop	SF + 5.75%	(j)	8.74%	05/2028	27	26	—	27
						2,590	2,548	0.2	2,590
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.#(8)(12)	One stop	L + 6.75%	(b)	9.70%	05/2025	5,566	5,514	0.4	5,566
3ES Innovation, Inc.(8)(12)	One stop	L + 6.75%	(b)	9.92%	05/2025	40	39	—	40
Envernus, Inc.~+	Senior loan	L + 4.50%	(a)	7.62%	07/2025	11,839	11,666	0.9	11,602
Envernus, Inc.~+	Senior loan	L + 4.25%	(a)	7.37%	07/2025	9,629	9,575	0.8	9,377
Envernus, Inc.	Senior loan	L + 4.50%	(a)	7.62%	09/2024	70	66	—	67
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Envernus, Inc.	Senior loan	L + 4.25%	(a)	7.37%	09/2024	$43	$42	—%	$41
Project Power Buyer, LLC~	One stop	L + 6.00%	(b)	9.68%	05/2026	3,821	3,793	0.3	3,821
Project Power Buyer, LLC	One stop	L + 6.00%		N/A(6)	05/2025	—	—	—	—
						31,008	30,695	2.4	30,514
Paper & Forest Products
Messenger, LLC#~	One stop	SF + 5.75%	(k)	8.88%	12/2027	4,844	4,801	0.4	4,844
Messenger, LLC~	One stop	SF + 5.75%	(k)	8.50%	12/2027	1,474	1,461	0.1	1,474
Messenger, LLC	One stop	SF + 5.75%	(k)	8.88%	12/2027	739	732	0.1	739
Messenger, LLC	One stop	P + 4.75%	(d)	11.00%	12/2027	34	33	—	34
						7,091	7,027	0.6	7,091
Pharmaceuticals
ACP Ulysses Buyer, Inc.#~	One stop	SF + 5.25%	(l)	8.95%	02/2026	10,311	10,228	0.8	10,156
ACP Ulysses Buyer, Inc.#	One stop	SF + 5.25%	(l)	8.95%	02/2026	446	437	—	439
Amalthea Parent, Inc.#~+(8)(12)	One stop	L + 4.75%	(a)	7.87%	03/2027	22,601	22,397	1.8	22,374
Amalthea Parent, Inc.(5)(8)(12)	One stop	SF + 4.75%		N/A(6)	03/2027	—	(3)	—	(3)
Amalthea Parent, Inc.(5)(8)(12)	One stop	SF + 4.75%		N/A(6)	03/2027	—	(9)	—	(7)
Amalthea Parent, Inc.(5)(8)(12)	One stop	SF + 4.75%		N/A(6)	03/2027	—	(59)	—	(68)
Caerus Midco 3 S.A.R.L.#(8)(13)	One stop	SF + 5.50%	(m)	9.48%	05/2029	12,832	12,589	1.0	12,576
Caerus Midco 3 S.A.R.L.(5)(8)(13)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(5)	—	(5)
Caerus Midco 3 S.A.R.L.(5)(8)(13)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(18)	—	(39)
Cobalt Buyer Sub, Inc.#	One stop	L + 5.25%	(a)	8.37%	10/2028	4,514	4,437	0.3	4,289
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)	8.37%	10/2028	1,376	1,350	0.1	1,301
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)	8.37%	10/2027	36	34	—	32
Spark Bidco Limited#(8)(9)(10)	Senior loan	SN + 4.50%	(i)	6.69%	08/2028	9,418	11,458	0.7	9,418
Spark Bidco Limited(8)(9)(10)	Senior loan	SN + 4.50%	(i)	6.69%	08/2028	1,142	1,293	0.1	1,142
Spark Bidco Limited(5)(8)(9)(10)	Senior loan	SN + 4.50%		N/A(6)	02/2028	—	(2)	—	—
						62,676	64,127	4.8	61,605
Professional Services
Citrin Cooperman Advisors LLC	One stop	SF + 5.00%	(k)(l)	7.80%	10/2027	1,551	1,525	0.1	1,551
DISA Holdings Corp.#	Senior loan	SF + 5.50%	(k)	8.18%	09/2028	1,184	1,161	0.1	1,160
DISA Holdings Corp.	Senior loan	SF + 5.50%	(k)	8.18%	09/2028	2	2	—	2
DISA Holdings Corp.(5)	Senior loan	SF + 5.50%		N/A(6)	09/2028	—	(3)	—	(3)
Eliassen Group, LLC#	One stop	SF + 5.75%	(l)	9.30%	04/2028	748	741	0.1	748
Eliassen Group, LLC	One stop	SF + 5.75%	(l)	9.13%	04/2028	66	64	—	66
Filevine, Inc.#	One stop	SF + 6.50%	(l)(m)	5.43% cash/2.50% PIK	04/2027	2,568	2,528	0.2	2,571
Filevine, Inc.	One stop	SF + 6.50%		N/A(6)	04/2027	—	—	—	—
IG Investments Holdings, LLC#	One stop	L + 6.00%	(a)(b)	9.47%	09/2028	3,015	2,966	0.2	3,015
IG Investments Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2027	—	(1)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.#~+	One stop	L + 5.25%	(a)(b)	8.06%	11/2028	27,129	26,951	2.1	26,315
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(b)	8.10%	11/2028	75	74	—	68
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(51)	—	(236)
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(11)	—	(49)
Net Health Acquisition Corp.#	One stop	L + 5.75%	(a)	8.87%	12/2025	1,451	1,441	0.1	1,436
Net Health Acquisition Corp.~	One stop	L + 5.75%	(a)	8.87%	12/2025	849	841	0.1	840
Net Health Acquisition Corp.~	One stop	L + 5.75%	(a)	8.87%	12/2025	730	724	0.1	723
Net Health Acquisition Corp.~	One stop	L + 5.75%	(a)	8.88%	12/2025	459	454	0.1	454
Net Health Acquisition Corp.~	One stop	L + 5.75%	(a)	8.87%	12/2025	108	108	—	107
Net Health Acquisition Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(1)	—	(2)
PlanSource Holdings, Inc.+	One stop	L + 6.25%	(c)	9.55%	04/2025	2,818	2,800	0.2	2,818
PlanSource Holdings, Inc.	One stop	L + 6.25%	(c)	9.55%	04/2025	556	553	—	556
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PlanSource Holdings, Inc.#	One stop	L + 6.25%	(c)	9.55%	04/2025	$484	$481	—%	$484
PlanSource Holdings, Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2025	—	(1)	—	—
ProcessMAP Corporation#	One stop	L + 6.25%	(b)	6.17% cash/3.75% PIK	12/2027	1,747	1,732	0.1	1,712
ProcessMAP Corporation(5)	One stop	L + 6.00%		N/A(6)	12/2027	—	—	—	(1)
Procure Acquireco, Inc.#~	One stop	L + 5.25%	(c)	8.00%	12/2028	7,803	7,733	0.6	7,803
Procure Acquireco, Inc.(5)	One stop	L + 5.25%		N/A(6)	12/2028	—	(1)	—	—
Procure Acquireco, Inc.(5)	One stop	L + 5.25%		N/A(6)	12/2028	—	(40)	—	—
						53,343	52,770	4.1	52,138

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
Inhabit IQ Inc.	One stop	L + 5.75%	(a)	8.87%	07/2025	$16,602	$16,482	1.3%	$16,602
Inhabit IQ Inc.+	One stop	L + 5.75%	(a)	8.87%	07/2025	9,439	9,371	0.7	9,439
Inhabit IQ Inc.~	One stop	L + 5.75%	(a)	8.87%	07/2025	2,722	2,710	0.2	2,722
Inhabit IQ Inc.~	One stop	L + 5.75%	(a)	8.87%	07/2025	2,543	2,522	0.2	2,543
Inhabit IQ Inc.~	One stop	L + 5.75%	(a)	8.87%	07/2025	1,099	1,094	0.1	1,099
Inhabit IQ Inc.	One stop	L + 5.75%	(a)	8.87%	07/2025	897	893	0.1	897
Inhabit IQ Inc.#	One stop	L + 5.75%	(a)	8.87%	07/2025	694	688	0.1	694
Inhabit IQ Inc.	One stop	L + 5.75%	(a)	8.87%	07/2025	387	385	—	387
Inhabit IQ Inc.	One stop	L + 5.75%	(a)	8.87%	07/2025	329	327	—	329
Inhabit IQ Inc.	One stop	L + 5.75%	(a)	8.87%	07/2025	327	326	—	327
Inhabit IQ Inc.	One stop	L + 5.75%	(a)	8.87%	07/2025	258	257	—	258
Inhabit IQ Inc.	One stop	L + 5.75%	(a)	8.87%	07/2025	136	136	—	136
Inhabit IQ Inc.	One stop	L + 5.75%		N/A(6)	07/2025	—	—	—	—
MRI Software LLC~+	One stop	L + 5.50%	(b)	9.17%	02/2026	15,161	15,091	1.2	15,009
MRI Software LLC~+	One stop	L + 5.50%	(b)	9.17%	02/2026	5,963	5,913	0.5	5,904
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(2)	—	(3)
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(4)	—	(21)
RPL Bidco Limited(8)(9)(10)	One stop	SN + 5.75%	(i)	7.94%	08/2028	7,015	8,603	0.5	6,734
RPL Bidco Limited#(8)(9)(10)	One stop	A + 5.75%	(g)	8.21%	08/2028	826	938	0.1	793
RPL Bidco Limited(5)(8)(9)(10)	One stop	SN + 5.75%		N/A(6)	02/2028	—	—	—	(2)
						64,398	65,730	5.0	63,847
Road & Rail
Channelside Acquisitona Co, Inc.#	One stop	L + 5.25%	(b)	8.92%	07/2028	1,235	1,212	0.1	1,222
Channelside Acquisitona Co, Inc.	One stop	L + 5.25%	(a)	8.34%	07/2026	5	4	—	5
Channelside Acquisitona Co, Inc.(5)	One stop	L + 5.25%		N/A(6)	07/2028	—	(4)	—	(4)
Internet Truckstop Group LLC~	One stop	L + 5.50%	(b)	9.18%	04/2025	7,672	7,557	0.6	7,672
Internet Truckstop Group LLC#	One stop	L + 5.50%	(b)	9.18%	04/2025	3,375	3,342	0.3	3,375
Internet Truckstop Group LLC(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(2)	—	—
						12,287	12,109	1.0	12,270
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.#	One stop	SF + 6.50%	(k)	9.53%	06/2029	$14,840	$14,697	1.2	$14,543
Anaplan, Inc.(5)	One stop	SF + 6.50%		N/A(6)	06/2028	—	(2)	—	(3)
Appfire Technologies, LLC~+	One stop	SF + 5.50%	(k)	8.63%	03/2027	14,372	14,206	1.2	14,229
Appfire Technologies, LLC	One stop	SF + 5.50%	(k)	8.63%	03/2027	19	16	—	16
Appfire Technologies, LLC(5)	One stop	SF + 5.50%		N/A(6)	03/2027	—	(3)	—	(4)
Appfire Technologies, LLC(5)	One stop	SF + 5.00%		N/A(6)	03/2027	—	(20)	—	(28)
Apptio, Inc.+	One stop	L + 6.00%	(b)	8.46%	01/2025	12,605	12,508	1.0	12,479
Apptio, Inc.	One stop	L + 6.00%	(b)	8.46%	01/2025	38	38	—	38
Aras Corporation+	One stop	L + 7.00%	(b)	5.71% cash/3.75% PIK	04/2027	5,554	5,513	0.4	5,554
Aras Corporation	One stop	L + 6.50%	(c)	9.50%	04/2027	31	30	—	31
Armstrong Bidco Limited#(8)(9)(10)	One stop	SN + 5.75%	(i)	7.94%	06/2029	1,656	1,765	0.1	1,607
Armstrong Bidco Limited(8)(9)(10)	One stop	SN + 5.75%	(i)	7.94%	06/2029	285	279	—	259
Auvik Networks Inc.+(8)(12)	One stop	SF + 5.75%	(l)	5.73% cash/2.75% PIK	07/2027	3,026	3,002	0.2	2,938
Auvik Networks Inc.#(8)(12)	One stop	SF + 6.25%	(l)	5.73% cash/3.25% PIK	07/2027	546	541	0.1	540
Auvik Networks Inc.(5)(8)(12)	One stop	SF + 5.75%		N/A(6)	07/2027	—	(1)	—	(2)
Axiom Merger Sub Inc.	One stop	L + 5.50%	(b)(c)	7.07%	04/2026	1,129	1,117	0.1	1,129
Axiom Merger Sub Inc.#	One stop	L + 5.50%	(c)	7.05%	04/2026	972	964	0.1	972
Axiom Merger Sub Inc.(8)(9)	One stop	E + 5.75%	(e)(f)	5.85%	04/2026	409	466	—	409
Axiom Merger Sub Inc.	One stop	L + 5.50%	(b)(c)	8.87%	04/2026	53	51	—	53
Axiom Merger Sub Inc.	One stop	L + 5.50%		N/A(6)	10/2025	—	—	—	—
Azul Systems, Inc.~	Senior loan	L + 4.50%	(b)	8.17%	04/2027	9,492	9,430	0.7	9,492
Azul Systems, Inc.	Senior loan	L + 4.50%		N/A(6)	04/2026	—	—	—	—
Bayshore Intermediate #2, L.P.+	One stop	L + 7.75%	(a)	10.43%	10/2028	27,639	27,148	2.2	27,639
Bayshore Intermediate #2, L.P.(5)	One stop	L + 6.75%		N/A(6)	10/2027	—	(3)	—	—
Bonterra LLC#+	One stop	L + 6.25%	(b)	9.92%	09/2027	25,775	25,458	2.0	25,517
Bonterra LLC	One stop	L + 6.25%	(b)	9.92%	09/2027	122	120	—	120
Bonterra LLC(5)	One stop	L + 6.25%		N/A(6)	09/2027	—	(39)	—	(61)
Bottomline Technologies, Inc.#	One stop	SF + 5.50%	(k)	8.35%	05/2029	13,737	13,478	1.0	13,325
Bottomline Technologies, Inc.(5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(4)	—	(6)
Bullhorn, Inc.#~	One stop	L + 5.75%	(b)	9.42%	09/2026	13,273	13,119	1.0	13,273
Bullhorn, Inc.#~	One stop	L + 5.75%	(b)	9.42%	09/2026	3,239	3,218	0.3	3,239
Bullhorn, Inc.(8)(9)	One stop	SN + 6.00%	(i)	8.19%	09/2026	2,150	2,342	0.2	2,150
Bullhorn, Inc.	One stop	L + 5.75%	(b)	9.42%	09/2026	1,455	1,439	0.1	1,455
Bullhorn, Inc.#(8)(9)	One stop	E + 5.75%	(e)	6.94%	09/2026	853	940	0.1	853
Bullhorn, Inc.	One stop	L + 5.75%	(b)	9.42%	09/2026	652	645	0.1	652
Bullhorn, Inc.	One stop	L + 5.75%	(b)	9.42%	09/2026	520	514	0.1	520
Bullhorn, Inc.	One stop	L + 5.75%	(b)	9.42%	09/2026	123	120	—	123
Burning Glass Intermediate Holdings Company, Inc.#	One stop	L + 5.00%	(a)	8.12%	06/2028	3,806	3,743	0.3	3,806
Burning Glass Intermediate Holdings Company, Inc.	One stop	L + 5.00%	(a)	8.12%	06/2026	28	26	—	28
Calabrio, Inc.#+	One stop	L + 7.00%	(b)	10.67%	04/2027	21,174	20,934	1.7	21,174
Calabrio, Inc.(5)	One stop	L + 7.00%		N/A(6)	04/2027	—	(3)	—	—
Community Brands Parentco LLC#	One stop	SF + 5.75%	(k)	8.88%	02/2028	2,568	2,522	0.2	2,517
Community Brands Parentco LLC(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(1)	—	(1)
Community Brands Parentco LLC(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(3)	—	(7)
Daxko Acquisition Corporation~+	One stop	L + 5.50%	(a)	8.62%	10/2028	12,559	12,451	1.0	12,182
Daxko Acquisition Corporation	One stop	L + 5.50%	(a)	8.62%	10/2028	1,059	1,046	0.1	1,027
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2027	—	(2)	—	(5)
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(4)	—	(15)
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diligent Corporation~+	One stop	L + 6.25%	(c)	9.13%	08/2025	$27,490	$27,323	2.1%	$27,218
Diligent Corporation+	One stop	L + 5.75%	(c)	8.63%	08/2025	2,335	2,319	0.2	2,283
Diligent Corporation	One stop	L + 6.25%	(c)	9.13%	08/2025	681	672	0.1	674
Diligent Corporation	One stop	L + 6.25%	(c)	8.49%	08/2025	435	434	—	427
Diligent Corporation	One stop	L + 6.25%	(c)	9.13%	08/2025	430	401	—	425
Dragon UK Bidco Limited#(8)(9)(10)	One stop	SN + 6.00%	(i)	8.19%	02/2029	6,297	7,333	0.5	5,919
Dragon UK Bidco Limited(8)(9)(10)	One stop	C + 6.00%	(h)	10.20%	02/2029	4,118	4,358	0.3	3,870
Dragon UK Bidco Limited(5)(8)(9)(10)	One stop	SN + 6.00%		N/A(6)	02/2029	—	—	—	(89)
FirstUp, Inc.+	One stop	L + 6.75%	(b)	6.92% cash/3.50% PIK	07/2027	3,314	3,289	0.3	3,314
FirstUp, Inc.(5)	One stop	L + 9.75%		N/A(6)	07/2027	—	(1)	—	—
Gainsight, Inc.+	One stop	L + 6.75%	(b)	9.56% PIK	07/2027	4,299	4,242	0.3	4,255
Gainsight, Inc.(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(2)	—	(1)
GS Acquisitionco, Inc.#~+	One stop	L + 5.75%	(b)(c)	9.85%	05/2026	39,632	39,423	3.1	38,840
GS Acquisitionco, Inc.	One stop	L + 5.75%	(c)	9.46%	05/2026	122	122	—	119
GS Acquisitionco, Inc.(5)	One stop	L + 5.75%	(c)	N/A(6)	05/2026	—	(4)	—	(44)
GTY Technology Holdings, Inc.#	One stop	SF + 6.88%	(l)	9.81% cash/0.63% PIK	07/2029	1,575	1,545	0.1	1,559
GTY Technology Holdings, Inc.(5)	One stop	SF + 6.88%		N/A(6)	07/2029	—	(2)	—	(1)
GTY Technology Holdings, Inc.(5)	One stop	SF + 6.88%		N/A(6)	07/2029	—	(12)	—	(12)
ICIMS, Inc.#	One stop	SF + 6.75%	(l)	9.49%	08/2028	3,824	3,759	0.3	3,791
ICIMS, Inc.(5)	One stop	SF + 6.75%		N/A(6)	08/2028	—	(3)	—	(1)
ICIMS, Inc.	One stop	SF + 6.75%		N/A(6)	08/2028	—	—	—	—
IQN Holding Corp. #	One stop	SF + 5.50%	(l)	8.41%	05/2029	7,603	7,516	0.6	7,527
IQN Holding Corp. (5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(1)	—	(1)
IQN Holding Corp. (5)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(27)	—	(36)
Island Bidco AB#(8)(9)(17)	One stop	E + 7.25%	(f)	0.23% cash/7.25% PIK	07/2028	2,745	2,892	0.2	2,717
Island Bidco AB#(8)(17)	One stop	SF + 7.00%	(m)	6.09% cash/3.50% PIK	07/2028	1,508	1,493	0.1	1,493
Island Bidco AB(8)(17)	One stop	SF + 6.50%		N/A(6)	07/2028	—	—	—	—
Island Bidco AB(5)(8)(9)(17)	One stop	E + 6.50%		N/A(6)	07/2028	—	(1)	—	(1)
Juvare, LLC~	One stop	L + 6.25%	(b)	9.92%	10/2026	3,012	2,986	0.2	2,981
Juvare, LLC	One stop	L + 6.25%	(b)	9.92%	10/2026	695	689	0.1	688
Juvare, LLC	One stop	L + 6.25%	(b)	9.92%	10/2026	221	212	—	212
Juvare, LLC	One stop	L + 6.25%	(b)	9.92%	04/2026	45	45	—	45
Kaseya Inc.#+	One stop	SF + 5.75%	(m)	8.29%	06/2029	13,893	13,693	1.1	13,615
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(4)	—	(5)
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(8)	—	(17)
Mindbody, Inc.+	One stop	L + 8.50%	(b)	10.64% cash/1.50% PIK	02/2025	12,113	12,067	1.0	12,113
Mindbody, Inc.+	One stop	L + 8.50%	(b)	10.64% cash/1.50% PIK	02/2025	1,363	1,354	0.1	1,363
Mindbody, Inc.	One stop	L + 8.00%		N/A(6)	02/2025	—	—	—	—
Ministry Brands Holdings LLC#	One stop	L + 5.50%	(b)	9.17%	12/2028	9,727	9,640	0.7	9,435
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(2)	—	(5)
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(79)	—	(267)
Neo Bidco GMBH#(8)(9)(13)	One stop	E + 6.00%	(e)	6.00%	07/2028	2,501	2,979	0.2	2,426
Neo Bidco GMBH(8)(13)	One stop	L + 6.00%	(b)	9.29%	01/2028	59	59	—	58
Neo Bidco GMBH(8)(9)(13)	One stop	E + 6.00%		N/A(6)	01/2028	—	—	—	—
Newscycle Solutions, Inc.	Senior loan	L + 7.00%	(b)	10.67%	12/2022	53	53	—	53
PDI TA Holdings, Inc.~+	One stop	L + 4.50%	(b)	7.16%	10/2024	3,332	3,313	0.3	3,265
PDI TA Holdings, Inc.#	Second lien	L + 8.50%	(b)	11.49%	10/2025	1,356	1,343	0.1	1,356
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PDI TA Holdings, Inc.	One stop	L + 4.50%	(b)(c)	6.98%	10/2024	$443	$442	—%	$434
PDI TA Holdings, Inc.(8)(9)	One stop	SN + 4.50%	(i)	6.81%	10/2024	392	473	—	384
PDI TA Holdings, Inc.#	Second lien	L + 8.50%	(b)	11.49%	10/2025	274	272	—	274
PDI TA Holdings, Inc.+	One stop	L + 4.50%	(b)	7.16%	10/2024	273	271	—	268
PDI TA Holdings, Inc.	One stop	L + 4.50%	(b)	7.16%	10/2024	204	200	—	189
PDI TA Holdings, Inc.	Second lien	L + 8.50%	(b)	11.49%	10/2025	149	148	—	149
Personify, Inc.~	One stop	L + 5.25%	(b)	8.92%	09/2024	3,085	3,075	0.2	3,085
Personify, Inc.#	One stop	L + 5.25%	(b)	8.92%	09/2024	1,859	1,849	0.1	1,859
Personify, Inc.	One stop	L + 5.25%		N/A(6)	09/2024	—	—	—	—
Pluralsight, LLC+	One stop	L + 8.00%	(a)	10.68%	03/2027	9,346	9,275	0.7	9,346
Pluralsight, LLC(5)	One stop	L + 8.00%		N/A(6)	03/2027	—	(1)	—	—
ProcessUnity Holdings, LLC+	One stop	L + 6.00%	(b)	9.67%	09/2028	1,793	1,777	0.1	1,793
ProcessUnity Holdings, LLC	One stop	L + 6.00%	(a)	9.11%	09/2028	23	22	—	23
ProcessUnity Holdings, LLC(5)	One stop	L + 6.00%		N/A(6)	09/2028	—	(3)	—	—
Pyramid Healthcare Acquisition Corp.#	One stop	L + 4.75%	(b)(c)	7.56%	05/2027	7,246	7,191	0.6	7,246
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	7.91%	05/2027	344	342	—	344
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(a)	7.30%	05/2027	213	211	—	213
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	7.56%	05/2027	71	70	—	71
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	7.56%	05/2027	62	62	—	62
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	8.42%	05/2027	58	58	—	58
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	7.82%	05/2027	58	58	—	58
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(a)	7.87%	05/2027	40	27	—	40
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	7.56%	05/2027	23	23	—	23
Pyramid Healthcare Acquisition Corp.(5)	One stop	L + 4.75%		N/A(6)	05/2027	—	(2)	—	—
QAD, Inc.#	One stop	L + 6.00%	(a)	9.12%	11/2027	34,662	34,367	2.7	33,968
QAD, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2027	—	(4)	—	(9)
Quant Buyer, Inc.	One stop	SF + 5.50%	(l)	8.47%	06/2029	1,492	1,478	0.1	1,441
Quant Buyer, Inc.#	One stop	SF + 5.50%	(l)	8.47%	06/2029	1,257	1,245	0.1	1,214
Quant Buyer, Inc.#	One stop	SF + 6.00%	(l)	8.97%	06/2029	1,050	1,039	0.1	1,039
Quant Buyer, Inc.(5)	One stop	SF + 5.50%		N/A(6)	06/2029	—	(1)	—	(5)
Quant Buyer, Inc.	One stop	SF + 6.00%		N/A(6)	06/2029	—	—	—	—
Rainforest Bidco Limited(8)(9)(10)	One stop	SN + 5.75%	(i)	7.94%	07/2029	9,926	10,304	0.8	9,790
Rainforest Bidco Limited(8)(9)(10)	One stop	SN + 5.75%		N/A(6)	01/2029	—	—	—	—
Rainforest Bidco Limited(5)(8)(9)(10)	One stop	SN + 5.75%		N/A(6)	07/2029	—	(40)	—	(39)
RegEd Aquireco, LLC#	Senior loan	L + 4.25%	(b)	7.06%	12/2024	1,192	1,188	0.1	1,109
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(b)(d)	7.87%	12/2024	118	117	—	110
Riskonnect Parent, LLC#	One stop	SF + 5.50%	(m)	9.73%	12/2028	36,151	35,830	2.8	35,789
Riskonnect Parent, LLC(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(3)	—	(4)
Riskonnect Parent, LLC(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(16)	—	(17)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L + 6.25%	(a)	9.37%	05/2027	1,760	1,746	0.1	1,760
Rodeo Buyer Company & Absorb Software Inc.(5)	One stop	L + 6.25%		N/A(6)	05/2027	—	(1)	—	—
SailPoint Technologies Holdings, Inc.#	One stop	SF + 6.25%	(k)	9.10%	08/2029	4,827	4,733	0.4	4,779
SailPoint Technologies Holdings, Inc.(5)	One stop	SF + 6.25%		N/A(6)	08/2028	—	(3)	—	(2)
Sapphire Bidco Oy(8)(9)(16)	One stop	E + 6.00%	(e)	6.00%	04/2029	14,689	14,822	1.1	14,542
Sonatype, Inc.#	One stop	SF + 6.75%	(k)	9.47%	12/2025	15,238	15,144	1.2	15,238
Sonatype, Inc.+	One stop	SF + 6.75%	(k)	9.47%	12/2025	12,912	12,843	1.0	12,912
Sonatype, Inc.(5)	One stop	SF + 6.75%		N/A(6)	12/2025	—	(1)	—	—
Spartan Buyer Acquisition Co.#+	One stop	L + 6.25%	(a)	9.37%	12/2026	12,547	12,437	1.0	12,296
Spartan Buyer Acquisition Co.#	One stop	L + 6.25%	(a)	9.37%	12/2026	806	793	0.1	790
Spartan Buyer Acquisition Co.	One stop	P + 5.25%	(d)	11.50%	12/2026	48	46	—	43
Tahoe Bidco B.V. +	One stop	L + 6.00%	(a)	8.68%	09/2028	5,122	5,078	0.4	5,122
Tahoe Bidco B.V. (5)	One stop	L + 6.00%		N/A(6)	10/2027	—	(1)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Telesoft Holdings LLC#~+	One stop	L + 5.75%	(b)(c)	8.61%	12/2025	$20,743	$20,488	1.6%	$20,393
Telesoft Holdings LLC#	One stop	L + 6.25%	(b)	9.03%	08/2028	1,396	1,379	0.1	1,382
Telesoft Holdings LLC(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(3)	—	(4)
Templafy APS and Templafy, LLC#(8)(18)	One stop	SF + 6.50%	(m)	9.64%	07/2028	1,629	1,586	0.1	1,583
Templafy APS and Templafy, LLC(8)(18)	One stop	SF + 6.50%		N/A(6)	07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(8)(18)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(9)	—	(9)
TI Intermediate Holdings, LLC~	Senior loan	L + 4.25%	(a)	7.37%	12/2024	804	800	0.1	799
TI Intermediate Holdings, LLC#	Senior loan	L + 4.25%	(a)	7.37%	12/2024	216	213	—	215
TI Intermediate Holdings, LLC	Senior loan	L + 4.25%	(a)	7.37%	12/2024	101	100	—	101
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(a)	7.62%	12/2024	55	54	—	55
TI Intermediate Holdings, LLC#	Senior loan	L + 4.50%	(a)	7.62%	12/2024	37	37	—	37
TI Intermediate Holdings, LLC	Senior loan	L + 4.25%	(a)	7.37%	12/2024	11	10	—	10
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	1,920	1,905	0.2	1,920
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(c)	9.13%	03/2025	1,270	1,263	0.1	1,270
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(c)	9.13%	03/2025	852	846	0.1	852
Togetherwork Holdings, LLC	One stop	L + 6.25%	(c)	9.13%	03/2025	741	736	0.1	741
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	491	487	—	491
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	469	465	—	469
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	464	460	—	464
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	432	429	—	432
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	396	393	—	396
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	297	295	—	297
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(c)	9.55%	03/2025	208	206	—	208
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	198	196	—	198
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	179	177	—	179
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	83	83	—	83
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	81	80	—	81
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	17	17	—	17
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	9.13%	03/2025	16	16	—	16
Togetherwork Holdings, LLC(5)	One stop	L + 6.25%		N/A(6)	03/2024	—	(1)	—	—
Trintech, Inc.~	One stop	L + 6.00%	(a)	9.12%	12/2024	2,058	2,051	0.2	2,038
Trintech, Inc.~	One stop	L + 6.00%	(a)	9.12%	12/2024	1,024	1,021	0.1	1,014
Trintech, Inc.	One stop	L + 6.00%	(a)	9.12%	12/2024	49	49	—	49
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)	One stop	N/A		4.50% cash/4.70% PIK	05/2024	1,825	2,131	0.1	1,606
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)	One stop	N/A		4.50% cash/4.70% PIK	05/2024	61	71	—	53
Vendavo, Inc.#	One stop	L + 5.75%	(b)	8.99%	09/2027	8,330	8,270	0.6	7,997
Vendavo, Inc.	One stop	P + 4.75%	(d)	11.00%	09/2027	40	39	—	34
WebPT, Inc.	One stop	L + 6.75%	(b)	9.82%	01/2028	305	301	—	302
Workforce Software, LLC+	One stop	L + 7.25%	(b)	7.32% cash/3.00% PIK	07/2025	11,351	11,217	0.9	11,351
Workforce Software, LLC+	One stop	L + 7.25%	(b)	7.32% cash/3.00% PIK	07/2025	2,007	2,007	0.2	2,007
Workforce Software, LLC#	One stop	L + 7.25%	(b)	7.32% cash/3.00% PIK	07/2025	1,425	1,403	0.1	1,425
Workforce Software, LLC	One stop	L + 7.25%	(b)	7.32% cash/3.00% PIK	07/2025	924	904	0.1	924
Workforce Software, LLC	One stop	L + 6.50%	(b)	9.57%	07/2025	59	58	—	59
						592,854	590,419	45.9	584,638
Specialty Retail
Ave Holdings III, Corp#	One stop	SF + 5.50%	(l)	9.20%	02/2028	1,669	1,639	0.2	1,619
Ave Holdings III, Corp	One stop	SF + 5.50%	(l)	8.71%	02/2028	1,485	1,317	0.1	975
Ave Holdings III, Corp	One stop	P + 4.50%	(d)	10.75%	02/2028	14	12	—	10
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Consilio Midco Limited#(8)(9)(10)	One stop	E + 6.25%	(e)	7.48%	05/2028	$25,957	$29,508	2.0%	$25,739
Consilio Midco Limited#(8)(10)	One stop	SF + 5.75%	(l)	9.45%	05/2028	5,931	5,874	0.5	5,753
Consilio Midco Limited#(8)(10)	One stop	SF + 5.75%	(l)	9.45%	05/2028	4,472	4,399	0.4	4,337
Consilio Midco Limited~(8)(10)	One stop	SF + 5.75%	(l)	9.45%	05/2028	836	823	0.1	811
Consilio Midco Limited~(8)(10)	One stop	SF + 5.75%	(l)	9.45%	05/2028	556	550	—	540
Consilio Midco Limited~(8)(10)	One stop	SF + 5.75%	(l)	9.45%	05/2028	284	278	0.1	276
Consilio Midco Limited(8)(9)(10)	One stop	E + 6.25%	(e)	7.48%	05/2028	225	218	0.1	216
Consilio Midco Limited(5)(8)(10)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(2)	—	(3)
Consilio Midco Limited(5)(8)(10)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(1)	—	—
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	1,831	1,824	0.2	1,831
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	1,594	1,587	0.2	1,594
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	1,508	1,505	0.2	1,508
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	1,435	1,431	0.2	1,435
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	1,099	1,096	0.1	1,099
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	1,062	1,057	0.1	1,062
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	869	867	0.1	869
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	860	856	0.1	860
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	791	787	0.1	791
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	741	739	0.1	741
Imperial Optical Midco Inc.#	One stop	L + 6.75%	(a)	9.87%	08/2023	642	640	0.1	642
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	635	633	0.1	635
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	612	611	0.1	612
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	595	592	0.1	595
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	593	591	0.1	593
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	559	556	0.1	559
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	551	549	0.1	551
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	534	532	0.1	534
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	526	524	0.1	526
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	482	481	0.1	482
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	441	440	0.1	441
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	440	438	—	440
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	439	438	—	439
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	414	410	—	414
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	406	404	—	406
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	402	400	—	402
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	380	379	—	380
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	374	372	—	374
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	372	370	—	372
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	370	368	—	370
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	349	347	—	349
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	344	344	—	344
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	338	336	—	338
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	318	317	—	318
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	309	309	—	309
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	286	285	—	286
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	266	264	—	266
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	256	255	—	256
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	250	249	—	250
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	250	248	—	250
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	246	244	—	246
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	243	242	—	243
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	$243	$242	—%	$243
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	213	212	—	213
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	193	192	—	193
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	192	192	—	192
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	192	191	—	192
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	188	188	—	188
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	187	186	—	187
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	183	183	—	183
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	176	175	—	176
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	174	173	—	174
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	174	174	—	174
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	174	174	—	174
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	173	172	—	173
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	170	169	—	170
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	162	161	—	162
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	160	159	—	160
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	159	159	—	159
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	157	157	—	157
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	151	150	—	151
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	149	148	—	149
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	146	146	—	146
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	146	145	—	146
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	145	144	—	145
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	143	142	—	143
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	138	137	—	138
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	138	137	—	138
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	137	136	—	137
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	137	137	—	137
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	124	124	—	124
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	121	120	—	121
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	117	117	—	117
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	115	114	—	115
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	107	107	—	107
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	106	106	—	106
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	103	102	—	103
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	99	98	—	99
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	99	98	—	99
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	96	95	—	96
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	95	94	—	95
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	94	94	—	94
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	93	92	—	93
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	92	91	—	92
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	90	89	—	90
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	89	88	—	89
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	88	88	—	88
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	84	84	—	84
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	84	84	—	84
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	83	82	—	83
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	79	79	—	79
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	77	77	—	77
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	72	71	—	72
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	72	72	—	72
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	$68	$68	—%	$68
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	68	68	—	68
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	67	66	—	67
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	66	66	—	66
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	66	66	—	66
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	61	61	—	61
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	58	58	—	58
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	57	57	—	57
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	56	55	—	56
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	56	56	—	56
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	56	56	—	56
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	55	55	—	55
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	55	55	—	55
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	54	54	—	54
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	53	53	—	53
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	52	52	—	52
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	50	50	—	50
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	50	50	—	50
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	48	48	—	48
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	48	48	—	48
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	47	47	—	47
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	44	44	—	44
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	44	44	—	44
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	42	41	—	42
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	42	42	—	42
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	42	42	—	42
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	40	40	—	40
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	40	40	—	40
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	36	36	—	36
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	33	33	—	33
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	33	33	—	33
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	32	32	—	32
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	32	32	—	32
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	31	31	—	31
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	31	31	—	31
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	27	27	—	27
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	25	25	—	25
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	25	25	—	25
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	24	24	—	24
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	24	24	—	24
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	24	24	—	24
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	23	23	—	23
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	23	23	—	23
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	23	23	—	23
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	22	22	—	22
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	21	21	—	21
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	20	20	—	20
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	20	20	—	20
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	17	17	—	17
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	17	17	—	17
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	17	17	—	17
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	16	16	—	16
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	16	16	—	16
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	$15	$15	—%	$15
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	15	15	—	15
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	15	15	—	15
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	15	15	—	15
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	14	14	—	14
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	13	13	—	13
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	13	13	—	13
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	11	11	—	11
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	11	11	—	11
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	11	11	—	11
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	10	10	—	10
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	10	10	—	10
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	9	9	—	9
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	9	9	—	9
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	8	8	—	8
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	8	8	—	8
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	8	8	—	8
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	6	6	—	6
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	6	6	—	6
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	5	5	—	5
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	4	4	—	4
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	4	4	—	4
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	4	4	—	4
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	4	4	—	4
Imperial Optical Midco Inc.	One stop	L + 6.75%	(a)	9.87%	08/2023	3	3	—	3
Imperial Optical Midco Inc.(5)	One stop	L + 6.75%		N/A(6)	08/2023	—	(20)	—	—
Jet Equipment & Tools Ltd.(8)(9)(12)	One stop	C + 5.75%	(h)	9.92%	11/2024	3,946	4,147	0.3	3,852
Jet Equipment & Tools Ltd.#(8)(12)	One stop	SF + 5.75%	(l)	9.45%	11/2024	3,287	3,272	0.3	3,209
Jet Equipment & Tools Ltd.#(8)(12)	One stop	SF + 6.00%	(l)	9.70%	11/2024	1,342	1,331	0.1	1,316
Jet Equipment & Tools Ltd.#(8)(9)(12)	One stop	C + 6.00%	(h)	10.17%	11/2024	1,234	1,286	0.1	1,210
Jet Equipment & Tools Ltd.#(8)(12)	One stop	SF + 5.75%	(l)	9.45%	11/2024	1,010	1,005	0.1	986
Jet Equipment & Tools Ltd.(8)(9)(12)	One stop	C + 6.00%	(h)	10.17%	11/2024	536	573	—	526
Jet Equipment & Tools Ltd.#(8)(12)	One stop	SF + 5.75%	(l)	9.45%	11/2024	389	386	—	379
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Jet Equipment & Tools Ltd.#(8)(12)	One stop	SF + 6.50%	(l)	10.20%	11/2024	$262	$256	—%	$259
Jet Equipment & Tools Ltd.(8)(12)	One stop	SF + 5.75%	(d)(k)	9.82%	11/2024	197	197	—	192
Jet Equipment & Tools Ltd.(8)(9)(12)	One stop	CP + 4.75%	(n)	10.20%	11/2024	25	27	—	24
PPV Intermediate Holdings, LLC#	One stop	SF + 5.75%	(l)(m)	9.29%	08/2029	3,713	3,642	0.3	3,639
PPV Intermediate Holdings, LLC	One stop	N/A		13.00%	08/2030	459	448	—	448
PPV Intermediate Holdings, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(8)	—	(8)
PPV Intermediate Holdings, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(11)	—	(9)
PPV Intermediate Holdings, LLC(5)	One stop	N/A		13.00%	08/2030	—	(2)	—	(2)
Salon Lofts Group, LLC#	One stop	SF + 5.75%	(l)	9.30%	08/2028	1,788	1,770	0.1	1,770
Salon Lofts Group, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2028	—	(2)	—	(2)
Salon Lofts Group, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2028	—	(9)	—	(9)
Sola Franchise, LLC and Sola Salon Studios, LLC#~	One stop	SF + 4.75%	(l)	8.45%	10/2024	1,851	1,840	0.1	1,851
Sola Franchise, LLC and Sola Salon Studios, LLC~	One stop	SF + 4.75%	(l)	8.45%	10/2024	657	654	0.1	657
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	SF + 4.75%		N/A(6)	10/2024	—	—	—	—
Titan Fitness, LLC#	One stop	L + 6.75%	(a)(b)	7.56% cash/2.00% PIK	02/2025	6,764	6,726	0.5	6,358
Titan Fitness, LLC	One stop	L + 6.75%	(b)	7.00% cash/2.00% PIK	02/2025	798	793	0.1	750
Titan Fitness, LLC	One stop	L + 6.75%	(b)	7.00% cash/2.00% PIK	02/2025	245	243	—	229
Vermont Aus Pty Ltd(8)(11)	One stop	SF + 5.50%	(l)	9.20%	03/2028	1,903	1,877	0.1	1,903
Vermont Aus Pty Ltd(8)(9)(11)	One stop	A + 5.75%	(g)	8.86%	03/2028	1,662	1,910	0.1	1,662
VSG Acquisition Corp. and Sherrill, Inc.#	One stop	SF + 5.50%	(l)	9.31%	04/2028	4,052	3,996	0.3	4,012
VSG Acquisition Corp. and Sherrill, Inc.	One stop	L + 5.50%	(b)	9.31%	04/2028	101	31	—	51
VSG Acquisition Corp. and Sherrill, Inc.	One stop	P + 4.50%	(d)	10.75%	04/2028	69	67	—	68
						112,169	115,360	8.6	110,044
Textiles, Apparel and Luxury Goods
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L + 6.00%	(c)	10.12%	03/2028	393	389	0.1	366
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L + 6.00%	(c)	10.12%	03/2028	196	194	—	182
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L + 6.00%	(c)	10.12%	03/2028	172	170	—	160
Dollfus Mieg Company, Inc.(5)(8)(9)(10)	One stop	E + 6.00%		N/A(6)	03/2028	—	(8)	—	(42)
QF Holdings, Inc.	One stop	L + 6.25%	(c)	10.43%	12/2027	305	301	—	305
						1,066	1,046	0.1	971
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.	One stop	L + 5.50%	(b)	9.01%	06/2028	6,352	6,252	0.5	6,098
Marcone Yellowstone Buyer Inc.#	One stop	L + 5.50%	(b)	9.17%	06/2028	6,003	5,896	0.5	5,763
Marcone Yellowstone Buyer Inc.#	One stop	L + 5.50%	(b)	9.17%	06/2028	1,370	1,348	0.1	1,315
Marcone Yellowstone Buyer Inc.	One stop	L + 5.50%	(b)	8.92%	06/2028	881	860	0.1	795
						14,606	14,356	1.2	13,971
Water Utilities
S.J. Electro Systems, LLC#	Senior loan	L + 4.50%	(a)	7.62%	06/2027	2,154	2,137	0.2	2,089
S.J. Electro Systems, LLC	Senior loan	L + 4.50%	(a)	7.62%	06/2027	1,129	1,099	0.1	1,095
S.J. Electro Systems, LLC	Senior loan	L + 4.50%	(a)	7.62%	06/2027	110	108	—	104
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%	(b)	7.77%	11/2026	248	235	—	226
Vessco Midco Holdings, LLC#	Senior loan	L + 4.50%	(a)	7.62%	11/2026	88	88	—	86
Vessco Midco Holdings, LLC	Senior loan	P + 3.50%	(d)	9.75%	10/2026	2	2	—	2
						3,731	3,669	0.3	3,602
Total debt investments						$2,236,034	$2,240,115	172.3%	$2,192,016
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(19)(20)
Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A	N/A	—	$320	—%	$262
Go Car Wash Parent, Corp.	Preferred stock	N/A	N/A	N/A	—	1,352	0.1	1,455
Go Car Wash Parent, Corp.	Common Stock	N/A	N/A	N/A	—	847	0.1	1,041
MOP GM Holding, LLC	LP units	N/A	N/A	N/A	—	134	—	194
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A	N/A	—	32	—	32
POY Holdings, LLC	LLC units	N/A	N/A	N/A	305	305	0.1	601
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	N/A	—	93	—	209
						3,083	0.3	3,794
Biotechnology
Cobepa BlueSky Aggregator, SCSp	LP interest	N/A	N/A	N/A	42	422	—	367

Building Products
BECO Holding Company, Inc.	Preferred stock	N/A	N/A	N/A	122	11,834	1.0	13,247
BECO Holding Company, Inc.	LP interest	N/A	N/A	N/A	8	821	0.1	903
						12,655	1.1	14,150
Chemicals
Inhance Technologies Holdings LLC	Preferred stock	N/A	N/A	N/A	10	9,689	0.9	10,855
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	34	—	193
						9,723	0.9	11,048
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP interest	N/A	N/A	N/A	233	233	—	249
EGD Security Systems, LLC	Common Stock	N/A	N/A	N/A	3,035	3,035	0.2	2,851
North Haven Stack Buyer, LLC	LLC units	N/A	N/A	N/A	156	156	—	163
PT Intermediate Holdings III, LLC(21)	LLC units	N/A	N/A	N/A	8	778	0.1	834
Radwell Parent, LLC	LP units	N/A	N/A	N/A	1	120	—	136
						4,322	0.3	4,233
Containers and Packaging
Chase Intermediate	LP units	N/A	N/A	N/A	168	168	—	204

Diversified Consumer Services
CHHJ Midco, LLC(21)	LLC units	N/A	N/A	N/A	8	79	—	102
DP Flores Holdings, LLC	LLC units	N/A	N/A	N/A	36	36	—	36
EMS LINQ, LLC	LP interest	N/A	N/A	N/A	236	236	—	217
EWC Growth Partners LLC	LLC interest	N/A	N/A	N/A	—	25	—	10
HS Spa Holdings, Inc.	Common Stock	N/A	N/A	N/A	250	250	—	239
Liminex, Inc.	Common Stock	N/A	N/A	N/A	5	176	0.1	358
						802	0.1	962
Electronic Equipment, Instruments and Components
Electrical Source Holdings, LLC	LP interest	N/A	N/A	N/A	—	6	0.1	1,648

Food & Staples Retailing
Mendocino Farms, LLC	Common Stock	N/A	N/A	N/A	59	257	0.1	605
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A	N/A	6	64	—	31
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A	N/A	—	4	—	6
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	103	103	—	140
Wood Fired Holding Corp.	Common Stock	N/A	N/A	N/A	103	—	—	397
						428	0.1	1,179
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC	Preferred stock	N/A	N/A	N/A	30	$40	—%	$45
Borrower R365 Holdings, LLC	LLC units	N/A	N/A	N/A	1	2	—	2
Borrower R365 Holdings, LLC	Common Stock	N/A	N/A	N/A	—	1	—	1
Borrower R365 Holdings, LLC	Preferred stock	N/A	N/A	N/A	1	1	—	1
Kodiak Cakes, LLC	Common Stock	N/A	N/A	N/A	—	112	—	59
Kodiak Cakes, LLC	LLC units	N/A	N/A	N/A	76	76	—	70
Louisiana Fish Fry Products, Ltd.	Common Stock	N/A	N/A	N/A	—	212	—	110
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A	N/A	N/A	—	6	—	6
P&P Food Safety Holdings, Inc.	Common Stock	N/A	N/A	N/A	1	142	—	83
						592	—	377
Health Care Technology
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	26	27	—	36
HSI Halo Acquisition, Inc.	LP interest	N/A	N/A	N/A	—	75	—	101
HSI Halo Acquisition, Inc.	LP interest	N/A	N/A	N/A	—	—	—	12
Symplr Software, Inc.	Preferred stock	N/A	N/A	N/A	3	2,818	0.3	2,988
Symplr Software, Inc.	Preferred stock	N/A	N/A	N/A	1	596	0.1	958
Symplr Software, Inc.	Preferred stock	N/A	N/A	N/A	—	340	—	396
Symplr Software, Inc.	Preferred stock	N/A	N/A	N/A	—	210	—	232
Symplr Software, Inc.	Common Stock	N/A	N/A	N/A	42	—	—	176
						4,066	0.4	4,899
Health Care Equipment & Supplies
Aspen Medical Products, LLC	LP interest	N/A	N/A	N/A	—	17	—	23
Blue River Pet Care, LLC	Common Stock	N/A	N/A	N/A	—	207	—	462
CCSL Holdings, LLC	LP interest	N/A	N/A	N/A	—	135	—	102
CMI Parent Inc.(21)	Common Stock	N/A	N/A	N/A	—	279	—	363
CMI Parent Inc.	Common Stock	N/A	N/A	N/A	5	5	0.1	607
						643	0.1	1,557
Health Care Providers & Services
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	LLC units	N/A	N/A	N/A	51	52	—	61
CRH Healthcare Purchaser, Inc.	LP interest	N/A	N/A	N/A	102	50	—	298
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	445	0.1	619
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	191	—	189
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	—
Emerge Intermediate, Inc.	LLC units	N/A	N/A	N/A	—	165	—	171
Emerge Intermediate, Inc.	LLC units	N/A	N/A	N/A	—	10	—	13
Emerge Intermediate, Inc.	LLC units	N/A	N/A	N/A	2	2	—	—
Encorevet Group LLC	Common Stock	N/A	N/A	N/A	2	223	—	306
Encorevet Group LLC	LLC units	N/A	N/A	N/A	1	158	—	192
Krueger-Gilbert Health Physics, LLC	Common Stock	N/A	N/A	N/A	52	54	—	70
Midwest Veterinary Partners, LLC	LLC units	N/A	N/A	N/A	—	457	0.1	518
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A	N/A	—	13	—	17
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A	N/A	3	—	—	206
NDX Parent, LLC	Common Stock	N/A	N/A	N/A	—	106	—	35
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	Common Stock	N/A	N/A	N/A	—	120	—	104
Suveto Buyer, LLC	Common Stock	N/A	N/A	N/A	2	241	—	140
						2,287	0.2	2,939

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants and Leisure
Freddy's Frozen Custard LLC	LP interest	N/A	N/A	N/A	81	$81	—%	$113
Harri US LLC	LLC units	N/A	N/A	N/A	36	286	—	286
Harri US LLC	Preferred stock	N/A	N/A	N/A	31	198	—	223
Harri US LLC	Warrant	N/A	N/A	N/A	8	46	—	56
SSRG Holdings, LLC	LP interest	N/A	N/A	N/A	40	399	0.1	525
Tropical Smoothie Cafe Holdings, LLC(21)	LP interest	N/A	N/A	N/A	2	99	—	379
						1,109	0.1	1,582
Household Durables
Groundworks LLC	LLC interest	N/A	N/A	N/A	—	53	—	152

Insurance
Majesco	LP interest	N/A	N/A	N/A	—	124	—	147
Majesco	LP interest	N/A	N/A	N/A	28	—	—	18
						124	—	165
Internet and Catalog Retail
Revalize, Inc.	Preferred stock	N/A	N/A	N/A	8	7,472	0.6	7,708
Revalize, Inc.	Preferred stock	N/A	N/A	N/A	5	4,484	0.4	4,626
Revalize, Inc.	Preferred stock	N/A	N/A	N/A	3	2,681	0.2	2,662
						14,637	1.2	14,996
IT Services
Appriss Health Intermediate Holdings, Inc	Preferred stock	N/A	N/A	N/A	1	787	0.1	857
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	217	170	0.2	1,729
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	57	156	0.1	453
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A	N/A	13	108	—	105
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Warrant	N/A	N/A	N/A	75	59	—	547
Critical Start, Inc.	Common Stock	N/A	N/A	N/A	118	118	—	118
Episerver, Inc.	Common Stock	N/A	N/A	N/A	17	173	—	149
Kentik Technologies, Inc.	Preferred stock	N/A	N/A	N/A	83	475	—	504
Netwrix Corporation	LLC units	N/A	N/A	N/A	5	9	—	10
PCS Intermediate II Holdings, LLC	LLC interest	N/A	N/A	N/A	13	126	—	173
Red Dawn SEI Buyer, Inc.	LP interest	N/A	N/A	N/A	219	219	—	312
Saturn Borrower Inc.	LP units	N/A	N/A	N/A	139	139	—	44
						2,539	0.4	5,001
Leisure Products
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	15	24	—	44
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	10	16	—	30
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	9	14	—	25
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	8	12	—	21
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	3	5	—	9
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	—	—	—	1
						71	—	130
Life Sciences Tools & Services
PAS Parent Inc.	LP interest	N/A	N/A	N/A	6	624	0.1	522
Reaction Biology Corporation	LLC units	N/A	N/A	N/A	—	244	0.1	247
						868	0.2	769
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Paper and Forest Products
Messenger, LLC	LLC units	N/A	N/A	N/A	2	$213	—%	$192
Messenger, LLC	LLC units	N/A	N/A	N/A	—	—	—	—
						213	—	192
Pharmaceuticals
Amalthea Parent, Inc.(8)(12)	LP interest	N/A	N/A	N/A	199	199	—	375
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A	N/A	3	3,288	0.3	3,786
Cobalt Buyer Sub, Inc.	Preferred stock	N/A	N/A	N/A	—	72	—	66
Cobalt Buyer Sub, Inc.	Common Stock	N/A	N/A	N/A	1	1	—	—
						3,560	0.3	4,227
Professional Services
Enboarder, Inc.(8)(11)	Preferred stock	N/A	N/A	N/A	27	280	—	303
Filevine, Inc.	Preferred stock	N/A	N/A	N/A	141	892	0.1	942
Filevine, Inc.	Warrant	N/A	N/A	N/A	21	31	—	98
Net Health Acquisition Corp.	LP interest	N/A	N/A	N/A	1	133	—	159
Procure Acquireco, Inc.	LP interest	N/A	N/A	N/A	—	333	—	353
						1,669	0.1	1,855
Real Estate Management & Development
Inhabit IQ Inc.	Common Stock	N/A	N/A	N/A	11	60	—	80

Road & Rail
Internet Truckstop Group LLC	LP interest	N/A	N/A	N/A	146	146	—	190
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.	LP interest	N/A	N/A	N/A	577	$577	0.1%	$577
Aras Corporation	Preferred stock	N/A	N/A	N/A	—	396	0.1	462
Aras Corporation	LP interest	N/A	N/A	N/A	121	121	—	98
Astute Holdings, Inc.	LP interest	N/A	N/A	N/A	—	59	—	221
Auvik Networks Inc.(8)(12)	Preferred stock	N/A	N/A	N/A	11	111	—	121
Bayshore Intermediate #2, L.P.	Common Stock	N/A	N/A	N/A	1,746	1,746	0.2	1,635
Calabrio, Inc.	LP interest	N/A	N/A	N/A	—	306	0.1	348
Calabrio, Inc.	LP interest	N/A	N/A	N/A	38	—	—	—
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	30	341	—	391
Cloudbees, Inc.	Preferred stock	N/A	N/A	N/A	15	93	—	180
Cloudbees, Inc.	Warrant	N/A	N/A	N/A	27	40	—	275
Cynet Security Ltd.(8)(15)	Preferred stock	N/A	N/A	N/A	74	262	—	262
Diligent Corporation	Preferred stock	N/A	N/A	N/A	7	6,499	0.6	7,170
FirstUp, Inc.	Common Stock	N/A	N/A	N/A	84	205	—	137
GS Acquisitionco, Inc.	Preferred stock	N/A	N/A	N/A	9	9,247	0.8	9,903
GS Acquisitionco, Inc.	Preferred stock	N/A	N/A	N/A	3	2,908	0.3	3,015
GS Acquisitionco, Inc.	LP interest	N/A	N/A	N/A	—	26	—	211
GTY Technology Holdings, Inc.	LP units	N/A	N/A	N/A	24	24	—	24
Impartner, Inc.	Preferred stock	N/A	N/A	N/A	11	90	—	99
Kaseya Inc.	Preferred stock	N/A	N/A	N/A	3	2,487	0.2	2,634
Kaseya Inc.	LP interest	N/A	N/A	N/A	150	150	—	150
MetricStream, Inc.	Warrant	N/A	N/A	N/A	44	67	—	39
Ministry Brands Holdings LLC	LP interest	N/A	N/A	N/A	361	362	—	207
mParticle, Inc.	Preferred stock	N/A	N/A	N/A	65	426	0.1	459
mParticle, Inc.	Warrant	N/A	N/A	N/A	29	6	—	168
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	Warrant	N/A	N/A	N/A	2	6	—	12
Personify, Inc.	LP interest	N/A	N/A	N/A	163	171	—	356
Pyramid Healthcare Acquisition Corp.	Common Stock	N/A	N/A	N/A	73	73	—	106
QAD, Inc.	Preferred stock	N/A	N/A	N/A	—	441	—	422
QAD, Inc.	Common Stock	N/A	N/A	N/A	30	—	—	—
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	—	73	—	15
RegEd Aquireco, LLC	LP interest	N/A	N/A	N/A	1	—	—	—
Riskonnect Parent, LLC	Preferred stock	N/A	N/A	N/A	8	7,959	0.6	7,842
Riskonnect Parent, LLC	LP interest	N/A	N/A	N/A	378	379	—	363
Riskonnect Parent, LLC	Preferred stock	N/A	N/A	N/A	—	323	—	340
SnapLogic, Inc.	Preferred stock	N/A	N/A	N/A	66	164	—	328
SnapLogic, Inc.	Warrant	N/A	N/A	N/A	25	18	—	85
Spartan Buyer Acquisition Co.	Common Stock	N/A	N/A	N/A	—	252	—	302
Telesoft Holdings LLC	LP interest	N/A	N/A	N/A	131	131	—	137
Templafy APS and Templafy, LLC(8)(18)	Warrant	N/A	N/A	N/A	—	32	—	32
						36,571	3.1	39,126
Specialty Retail
Ave Holdings III, Corp	Preferred stock	N/A	N/A	N/A	6	5,861	0.5	6,259
Ave Holdings III, Corp	LP units	N/A	N/A	N/A	1	644	0.1	612
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A	N/A	—	110	—	152
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A	N/A	—	42	—	56
Jet Equipment & Tools Ltd.(8)(9)(12)	LLC interest	N/A	N/A	N/A	—	173	0.1	497
Salon Lofts Group, LLC	LP units	N/A	N/A	N/A	—	45	—	45
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC interest	N/A	N/A	N/A	1	130	—	420
Sola Franchise, LLC and Sola Salon Studios, LLC	LLC interest	N/A	N/A	N/A	—	26	—	98
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A	N/A	N/A	—	39	—	41
						7,070	0.7	8,180
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles, Apparel and Luxury Goods
MakerSights, Inc.	Preferred stock	N/A	N/A	N/A	16	$85	—%	$85

Total equity investments						$107,972	9.7%	$124,087

Total investments					$2,236,034	$2,348,087	182.0%	$2,316,103

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			2.81% (22)			$9,910	0.8%	$9,910
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (CUSIP 61747C707)			2.81% (22)			2,095	0.2	2,095
Total money market funds						$12,005	1.0%	$12,005

Total investments and money market funds						$2,360,092	183.0%	$2,328,108

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

#	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 8).
~	Denotes that all or a portion of the loan secures the notes offered in the 2021 Debt Securitization (as defined in Note 8).
+	Denotes that all or a portion of the loan secures the notes offered in the 2022 Debt Securitization (as defined in Note 8).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars, Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), Australian Interbank Rate (‘‘AUD’’ or ‘‘A’’), Canadian Bankers Acceptance Rate (‘‘CDOR’’ or ‘‘C’’), or Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2022, which was the last business day of the period on which the applicable index was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2022, as the loan may have priced or repriced based on an index rate prior to September 30, 2022.
(a) Denotes that all or a portion of the loan was indexed to the 30-day LIBOR, which was 3.14% as of September 30, 2022.
(b) Denotes that all or a portion of the loan was indexed to the 90-day LIBOR, which was 3.75% as of September 30, 2022.
(c) Denotes that all or a portion of the loan was indexed to the 180-day LIBOR, which was 4.23% as of September 30, 2022.
(d) Denotes that all or a portion of the loan was indexed to the Prime rate, which was 6.25% as of September 30, 2022.
(e) Denotes that all or a portion of the loan was indexed to the 90-day EURIBOR, which was 1.17% as of September 30, 2022.
(f) Denotes that all or a portion of the loan was indexed to the 180-day EURIBOR, which was 1.81% as of September 30, 2022.
(g) Denotes that all or a portion of the loan was indexed to the Australia Three Month Interbank Rate, which was 3.11% as of September 30, 2022.
(h) Denotes that all or a portion of the loan was indexed to the 90-day CDOR, which was 4.20% as of September 30, 2022.
(i) Denotes that all or a portion of the loan was indexed to SONIA, which was 2.19% as of September 30, 2022.
(j) Denotes that all or a portion of the loan was indexed to Daily SOFR, which was 2.98% as of September 30, 2022.
(k) Denotes that all or a portion of the loan was indexed to the 30-day term SOFR Rate which was 3.04% as of September 30, 2022.
(l) Denotes that all or a portion of the loan was indexed to the 90-day term SOFR Rate which was 3.59% as of September 30, 2022.
(m) Denotes that all or a portion of the loan was indexed to the 180-day term SOFR Rate which was 3.99% as of September 30, 2022.
(n) Denotes that all or a portion of the loan was indexed to the Canadian Prime Rate, which was 5.45% as of September 30, 2022.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2022.
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
(6)The entire commitment was unfunded as of September 30, 2022. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of September 30, 2022, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, total non-qualifying assets at fair value represented 12.5% of the Company’s total assets calculated in accordance with the 1940 Act.
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
(12)The headquarters of this portfolio company is located in Canada.
(13)The headquarters of this portfolio company is located in Luxembourg.
(14)The headquarters of this portfolio company is located in the Netherlands.
(15)The headquarters of this portfolio company is located in Israel.
(16)The headquarters of this portfolio company is located in Finland.
(17)The headquarters of this portfolio company is located in Sweden.
(18)The headquarters of this portfolio company is located in Denmark.
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)
(19)Equity investments are non-income producing securities unless otherwise noted.
(20)Ownership of certain equity investments occurs through a holding company or partnership.
(21)The Company holds an equity investment that entitles it to receive preferential dividends.
(22)The rate shown is the annualized seven-day yield as of September 30, 2022.
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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:
(1)Non-U.S. dollar transactions during the year are valued at the prevailing spot exchange rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot exchange rates as of year-end.
Net assets and fair values are presented based on the applicable foreign exchange rates described above and fluctuations arising from the translation of assets and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the years ended September 30, 2022, 2021, and 2020, interest income included $7,933, $5,229 and $3,327, respectively, of accretion of discounts. For the years ended September 30, 2022, 2021 and 2020, the Company received loan origination fees of $16,542, $11,467, and $6,508, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the years ended September 30, 2022, 2021, and 2020, the Company capitalized PIK interest of $6,189, $2,589, and $1,746, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned.
For the years ended September 30, 2022, 2021 and 2020, fee income included $1,520, $1,183 and $280, respectively, of prepayment premiums, which fees are non-recurring.

For the years ended September 30, 2022, 2021 and 2020, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $133,455, $71,566 and $58,134, respectively.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment. For the years ended September 30, 2022, 2021, and 2020, the Company recorded

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

dividend income of $112, $254, and $4, respectively, and return of capital distributions of $354, $437 and $0, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2022, the total fair value of non-accrual loans was $2,015. As of September 30, 2021 and 2020, there were no non-accrual loans.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended September 30, 2022, 2021 and 2020, the Company did not incur U.S. federal excise tax.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. As of September 30, 2022 and 2021, there was no deferred tax asset or liability recorded on the Consolidated Statements of Financial Condition.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2022. The Company’s tax returns for the 2019 through 2021 tax years remain subject to examination by U.S. federal and most state tax authorities.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Dividends and distributions: Dividends and distributions to common stockholders are recorded on the record date. Subject to the discretion of and as determined by the Board, the Company intends to authorize and declare ordinary cash distributions based on a formula approved by the Board on a quarterly basis. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company can retain such capital gains for investment in its discretion.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2022 and September 30, 2021, the Company had deferred debt issuance costs of $3,055 and $2,699, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for the years ended September 30, 2022, 2021, and 2020 was $3,466, $1,969, and $1,192, respectively.

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

As of September 30, 2022 and 2021, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of September 30, 2022		As of September 30, 2021
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$1,388,271	$1,209,808	$1,096,503	$767,878

As of September 30, 2022 and 2021, the ratio of total contributed capital to total capital subscriptions was 87.1% and 70.0%, respectively, and the Company had uncalled capital commitments of $178,463 and $328,625, respectively. During the year ended September 30, 2021, undrawn subscriptions totaling $6,389 expired pursuant to the terms of the respective Subscription Agreements. Effective January 1, 2021, the Company entered into an agreement to repurchase shares of common stock and, as a result, canceled subscriptions totaling $100 of which $91 were undrawn. Effective June 30, 2021, the Company entered into an agreement to repurchase shares of common stock and, as a result, canceled subscriptions totaling $150 of which $117 were undrawn.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table summarizes the shares of GBDC 3 common stock issued for the years ended September 30, 2022, 2021 and 2020.

	Date	Shares Issued	NAV ($) per share	Proceeds ($)

Shares issued for the year ended September 30, 2020
Issuance of shares	10/14/19	1,900,611.629	15.00	28,509
Issuance of shares	11/18/19	1,900,611.629	15.00	28,509
Issuance of shares	12/19/19	2,660,856.371	15.00	39,913
Issuance of shares	03/30/20	3,205,196.000	15.00	48,078
Issuance of shares	09/11/20	1,868,112.564	14.68	27,429	(2)
Shares issued for capital drawdowns		11,535,388.193		172,438
Issuance of shares(1)	11/26/19	185,724.541	15.00	2,786
Issuance of shares(1)	12/27/19	173,246.102	15.00	2,599
Issuance of shares(1)	02/26/20	170,062.979	15.00	2,551
Issuance of shares(1)	05/22/20	123,254.899	13.64	1,681	(2)
Issuance of shares(1)	07/24/20	89,404.010	14.68	1,312	(2)
Issuance of shares(1)	08/21/20	217,078.831	14.68	3,187	(2)
Shares issued through DRIP		958,771.362		14,116

Shares issued for the year ended September 30, 2021
Issuance of shares	01/22/21	1,820,560.056	15.00	27,308
Issuance of shares	03/08/21	1,820,560.056	15.00	27,309
Issuance of shares	05/17/21	1,870,328.048	15.00	28,055
Issuance of shares	06/25/21	2,119,629.752	15.00	31,795
Issuance of shares	08/05/21	2,214,324.943	15.00	33,215
Issuance of shares	08/20/21	3,236,270.606	15.00	48,544
Issuance of shares	09/24/21	4,289,455.051	15.00	64,341
Shares issued for capital drawdowns		17,371,128.512		260,567
Issuance of shares(1)	12/18/20	431,254.910	14.97	6,455	(2)
Issuance of shares(1)	03/11/21	117,853.968	15.00	1,767
Issuance of shares(1)	05/25/21	449,711.990	15.00	6,745
Issuance of shares(1)	07/26/21	438,408.120	15.00	6,576
Issuance of shares(1)	09/27/21	103,287.089	15.00	1,550
Shares issued through DRIP		1,540,516.077		23,093

Shares issued for the year ended September 30, 2022
Issuance of shares	10/15/21	2,133,529.599	15.00	32,003
Issuance of shares	10/28/21	9,104,398.823	15.00	136,566
Issuance of shares	12/20/21	2,154,764.294	15.00	32,321
Issuance of shares	01/24/22	3,482,175.051	15.00	52,233
Issuance of shares	03/24/22	2,107,222.533	15.00	31,608
Issuance of shares	04/29/22	2,324,338.200	15.00	34,865

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Date	Shares Issued	NAV ($) per share	Proceeds ($)
Issuance of shares	05/26/22	2,227,594.547	15.00	33,414
Issuance of shares	06/27/22	3,192,517.674	15.00	47,888
Issuance of shares	08/15/22	2,756,996.922	14.88	41,032	(2)
Shares issued for capital drawdowns		29,483,537.643		441,930
Issuance of shares(1)	11/22/21	316,630.174	15.00	4,749
Issuance of shares(1)	12/27/21	407,110.101	15.00	6,107
Issuance of shares(1)	02/28/22	199,720.003	15.00	2,996
Issuance of shares(1)	03/23/22	178,035.741	15.00	2,670
Issuance of shares(1)	05/23/22	291,444.634	15.00	4,372
Issuance of shares(1)	07/25/22	214,666.093	14.88	3,195	(2)
Issuance of shares(1)	09/14/22	122,463.429	14.88	1,823	(2)
Shares issued through DRIP		1,730,070.175		25,912

(1)Shares issued through the DRIP.
(2)Proceeds reflect unrounded NAV per share multiplied by number of shares issued.

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board most recently reapproved the Investment Advisory Agreement in May 2022. The Investment Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the years ended September 30, 2022, 2021, and 2020, the base management fees incurred by the Company were $28,190, $15,123, and $11,077, respectively, and the base management fees irrevocably waived by the Investment Adviser were $7,688, $4,124, and $3,021, respectively.

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

For the years ended September 30, 2022, 2021 and 2020, the Income Incentive Fee incurred was $13,239, $8,737 and $5,071, respectively.

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

For the years ended September 30, 2022, 2021, and 2020, the Income Incentive Fee irrevocably waived by the Investment Adviser was $1,207, $647, and $808, respectively.

The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the calendar year ended December 31, 2017, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s ‘‘Capital Gain Incentive Fee Base’’ equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis from September 29, 2017, the date the Company elected to be a BDC, through the end of each calendar year, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis, less (2) unamortized deferred debt issuance costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis. Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on borrowings in foreign currencies, derivative contracts and any income tax related to cumulative aggregate realized gains and losses.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on borrowings in foreign currencies, derivative contracts and any income tax related to cumulative aggregate realized gains and losses. In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the years ended September 30, 2022, 2021, and 2020, the accrual (reversal) for the capital gain incentive fee under GAAP was ($2,855), $2,855, and ($883), respectively. For the years ended September 30, 2022, 2021, and 2020, the accrual (reversal) for the capital gain incentive fee waiver under GAAP was ($714), $714 and ($221), respectively.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of September 30, 2022 and September 30, 2021. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to September 30, 2022.

As of September 30, 2022 there was no accrual for capital gain incentive fee (net of waiver) under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition. As of September 30, 2021, there was $2,141, accrued for the capital gain incentive fee (net of waiver) under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the years ended September 30, 2022, 2021, and 2020, the Company deposited $3,404, $2,469, and $1,273, respectively, into the Escrow Account. As of September 30, 2022, the Company has made deposits totaling $7,844 into the Escrow Account since inception.

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

As of September 30, 2022 and 2021, included in accounts payable and accrued expenses is $772 and $544, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2022 and 2021 were $1,749 and $997, respectively. As of September 30, 2022 and 2021, included in accounts payable and accrued expenses were $654 and $332, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. Subsequently, GCOP LLC entered into Subscription Agreements with capital commitments of $10,000 and $13,000 on October 1, 2018 and January 1, 2020, respectively. On May 19, 2022, GCOP LLC entered into an agreement to purchase an existing stockholder’s $125 subscription commitment and the 8,005.409 shares of common stock held by such stockholder. As of September 30, 2022, GCOP LLC has an aggregate commitment of $23,136. As of September 30, 2022, the Company has issued

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

1,543,367.762 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $23,136 and has also issued 249,048.669 shares to GCOP LLC through the DRIP.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of September 30, 2022, the Company has issued 1,834,523.315 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27,500.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of September 30, 2022, permits the Company to borrow a maximum of $40,000 and expires on September 29, 2023. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

On May 24, 2021, the Company and the Investment Adviser entered into a placement agent agreement with an unaffiliated third party for the placement of shares of the Company's common stock. The Company is not responsible for any fees associated with the transaction, as the Investment Adviser is covering all fees payable under the agreement.

Note 5.    Investments

Investments as of September 30, 2022 and 2021 consisted of the following:

	As of September 30, 2022			As of September 30, 2021
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$247,068	$254,207	$240,945	$260,043	$257,252	$257,585
One stop	1,969,085	1,964,742	1,931,622	1,137,277	1,122,954	1,130,203
Second lien	9,255	10,763	8,878	11,429	11,223	11,121
Subordinated debt	10,626	10,403	10,571	2	1	2
Equity	N/A	107,972	124,087	N/A	30,107	39,732
Total	$2,236,034	$2,348,087	$2,316,103	$1,408,751	$1,421,537	$1,438,643

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

	As of September 30, 2022		As of September 30, 2021
Amortized Cost:
United States
Mid-Atlantic	$404,141	17.2%	$292,620	20.6%
Midwest	406,233	17.3	226,505	16.0
Northeast	157,143	6.7	106,145	7.5
Southeast	507,188	21.6	262,162	18.4
Southwest	184,151	7.8	109,469	7.7
West	381,613	16.3	261,940	18.4
Canada	79,962	3.4	57,907	4.1
United Kingdom	149,195	6.4	72,299	5.1
Australia	4,067	0.2	690	0.0 *
Luxembourg	23,131	1.0	10,550	0.7
Netherlands	26,382	1.1	21,250	1.5
Finland	14,822	0.6	—	—
Sweden	8,188	0.3	—	—
Israel	262	0.0 *	—	—
Denmark	1,609	0.1	—	—
Total	$2,348,087	100.0%	$1,421,537	100.0%
Fair Value:
United States
Mid-Atlantic	$403,013	17.4%	$295,867	20.6%
Midwest	401,381	17.3	228,579	15.9
Northeast	156,633	6.8	107,755	7.5
Southeast	508,050	22.0	264,651	18.4
Southwest	183,989	7.9	110,617	7.7
West	384,110	16.6	268,308	18.7
Canada	77,457	3.3	59,331	4.1
United Kingdom	128,119	5.5	71,205	4.9
Australia	3,868	0.2	708	0.0 *
Luxembourg	22,277	1.0	10,290	0.7
Netherlands	22,863	1.0	21,332	1.5
Finland	14,542	0.6	—	—
Sweden	7,933	0.3	—	—
Israel	262	0.0 *	—	—
Denmark	1,606	0.1	—	—
Total	$2,316,103	100.0%	$1,438,643	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2022 and September 30, 2021 were as follows:

	As of September 30, 2022			As of September 30, 2021
Amortized Cost:
Airlines	$7,527	0.3%		$7,577	0.5%
Auto Components	11,511	0.5		5,082	0.4
Automobiles	134,671	5.8		53,686	3.8
Beverages	12,256	0.5		12,365	0.9
Biotechnology	422	0.0	*	5,380	0.4
Building Products	44,967	1.9		—	—
Chemicals	42,844	1.8		24,517	1.7
Commercial Services and Supplies	71,080	3.0		30,262	2.1
Communications Equipment	4,911	0.2		4,897	0.3
Containers and Packaging	54,529	2.3		7,565	0.5
Distributors	2,560	0.1		1,265	0.1
Diversified Consumer Services	107,979	4.6		46,301	3.3
Diversified Financial Services	14,563	0.6		6,421	0.5
Diversified Telecommunication Services	630	0.0	*	633	0.0	*
Electronic Equipment, Instruments and Components	43,140	1.9		37,768	2.6
Food and Staples Retailing	7,978	0.3		7,983	0.6
Food Products	54,029	2.3		43,855	3.1
Healthcare Equipment and Supplies	67,390	2.9		41,546	2.9
Healthcare Providers and Services	167,756	7.2		135,670	9.5
Healthcare Technology	61,901	2.7		58,107	4.1
Hotels, Restaurants and Leisure	59,565	2.5		50,830	3.6
Household Durables	3,273	0.2		1,819	0.1
Household Products	1,758	0.1		1,660	0.1
Industrial Conglomerates	26,071	1.1		7,287	0.5
Insurance	129,216	5.5		90,082	6.3
Internet and Catalog Retail	29,735	1.3		12,323	0.9
IT Services	133,291	5.7		119,338	8.4
Leisure Products	2,509	0.1		2,537	0.2
Life Sciences Tools & Services	21,515	0.9		349	0.0	*
Machinery	9,715	0.4		8,492	0.6
Marine	9,565	0.4		6,726	0.5
Media	2,548	0.1		2,088	0.1
Oil, Gas and Consumable Fuels	30,695	1.3		30,749	2.2
Paper and Forest Products	7,240	0.3		1,992	0.1
Pharmaceuticals	67,687	2.9		26,467	1.9
Professional Services	54,439	2.3		11,246	0.8
Real Estate Management and Development	65,790	2.8		43,438	3.0
Road and Rail	12,255	0.5		12,349	0.9
Software	626,990	26.7		391,899	27.6
Specialty Retail	122,430	5.2		64,527	4.5
Textiles, Apparel and Luxury Goods	1,131	0.0	*	826	0.1
Trading Companies and Distributors	14,356	0.6		1,295	0.1
Water Utilities	3,669	0.2		2,338	0.2
Total	$2,348,087	100.0%		$1,421,537	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2022			As of September 30, 2021
Fair Value:
Airlines	$7,261	0.3%		$7,335	0.5%
Auto Components	11,472	0.5		5,113	0.4
Automobiles	134,258	5.8		54,050	3.8
Beverages	12,240	0.5		12,394	0.9
Biotechnology	367	0.0	*	5,793	0.4
Building Products	45,990	2.0		—	—
Chemicals	40,617	1.9		24,607	1.7
Commercial Services and Supplies	70,342	3.0		30,558	2.1
Communications Equipment	4,803	0.2		4,883	0.3
Containers and Packaging	54,180	2.3		7,643	0.5
Distributors	2,560	0.1		1,265	0.1
Diversified Consumer Services	108,363	4.7		46,947	3.3
Diversified Financial Services	14,415	0.6		6,486	0.5
Diversified Telecommunication Services	637	0.0	*	644	0.0	*
Electronic Equipment, Instruments and Components	45,015	1.9		38,285	2.7
Food and Staples Retailing	8,675	0.4		8,594	0.6
Food Products	52,649	2.3		44,265	3.1
Healthcare Equipment and Supplies	67,692	2.9		42,041	2.9
Healthcare Providers and Services	155,169	6.7		135,583	9.4
Healthcare Technology	62,223	2.7		59,146	4.1
Hotels, Restaurants and Leisure	60,022	2.6		51,154	3.6
Household Durables	3,422	0.2		1,941	0.1
Household Products	1,712	0.1		1,670	0.1
Industrial Conglomerates	25,339	1.1		7,376	0.5
Insurance	126,809	5.5		91,339	6.3
Internet and Catalog Retail	29,719	1.3		12,449	0.9
IT Services	130,820	5.6		122,616	8.5
Leisure Products	2,575	0.1		2,539	0.2
Life Sciences Tools & Services	20,999	0.9		349	0.0	*
Machinery	9,287	0.4		8,094	0.6
Marine	9,255	0.4		6,787	0.5
Media	2,590	0.1		2,129	0.1
Oil, Gas and Consumable Fuels	30,514	1.3		31,235	2.2
Paper and Forest Products	7,283	0.3		2,001	0.1
Pharmaceuticals	65,832	2.8		26,562	1.8
Professional Services	53,993	2.3		11,496	0.8
Real Estate Management and Development	63,927	2.9		43,333	3.0
Road and Rail	12,460	0.5		12,555	0.9
Software	623,764	26.9		397,409	27.6
Specialty Retail	118,224	5.1		65,351	4.5
Textiles, Apparel and Luxury Goods	1,056	0.0	*	851	0.1
Trading Companies and Distributors	13,971	0.6		1,384	0.1
Water Utilities	3,602	0.2		2,391	0.2
Total	$2,316,103	100.0%		$1,438,643	100.0%

*	Represents an amount less than 0.1%

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

The outstanding forward currency contracts as of September 30, 2022 and September 30, 2021 were as follows:

As of September 30, 2022
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	$189	$—
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	1,112	—
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	198	—
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	286	—
Macquarie Bank Limited	€2,985	EUR	$3,740	USD	6/14/2024	658	—
Macquarie Bank Limited	£4,500	GBP	$6,182	USD	8/27/2024	1,139	—
Macquarie Bank Limited	$6,000	CAD	$4,717	USD	9/4/2024	313	—
Macquarie Bank Limited	£6,500	GBP	$8,567	USD	9/5/2024	1,311	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	285	—
Macquarie Bank Limited	£15,000	GBP	$20,258	USD	9/30/2024	3,482	—
Macquarie Bank Limited	£16,290	GBP	$21,848	USD	9/30/2024	3,642	—
Macquarie Bank Limited	€14,650	EUR	$17,567	USD	11/12/2024	2,372	—
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	409	—
Macquarie Bank Limited	€12,400	EUR	$14,586	USD	12/23/2024	1,723	—
Macquarie Bank Limited	£5,600	GBP	$7,321	USD	3/17/2025	1,087	—
Macquarie Bank Limited	$10,800	CAD	$8,235	USD	7/15/2024	335	—
Macquarie Bank Limited	€20,700	EUR	$22,363	USD	7/21/2025	906	—
Macquarie Bank Limited	£8,750	GBP	$10,667	USD	7/21/2025	1,020	—
						$20,467	$—

As of September 30, 2021
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	$5,654	CAD	$4,284	USD	12/12/2022	$—	$(169)
Macquarie Bank Limited	€4,606	EUR	$5,656	USD	12/12/2022	269	—
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	—	(149)
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	—	(156)
Macquarie Bank Limited	€2,985	EUR	$3,740	USD	6/14/2024	178	—
Macquarie Bank Limited	£4,500	GBP	$6,182	USD	8/27/2024	127	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	23	—
Macquarie Bank Limited	£15,000	GBP	$20,258	USD	9/30/2024	75	—
Macquarie Bank Limited	£16,290	GBP	$21,848	USD	9/30/2024	—	(68)
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	183	—
						$855	$(542)

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

The following table is intended to provide additional information about the effect of the forward foreign currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of September 30, 2022 and September 30, 2021.

As of September 30, 2022
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$20,467	$—	$20,467	$—	$20,467

As of September 30, 2021
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$855	$(542)	$313	$—	$313

(1)In some instances, the actual collateral pledged may be more than the amount shown due to overcollateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

The impact of derivative transactions for the years ended September 30, 2022, 2021 and 2020 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	For the year ended September 30,
	2022	2021	2020
Foreign exchange	$—	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	For the year ended September 30,
	2022	2021	2020
Foreign exchange	$20,154	$265	$(192)

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table is a summary of the average outstanding daily volume for forward currency contracts for the years ended September 30, 2022, 2021 and 2020:

Average U.S. Dollar notional outstanding	For the year ended September 30,
	2022	2021	2020
Forward currency contracts	$122,569	$21,948	$12,406

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities for the years ended September 30, 2022 and 2021. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of September 30, 2022 and 2021, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs of the fair value hierarchy.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2022 and 2021:

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,192,016	$2,192,016
Equity investments(1)	—	—	124,087	124,087
Money market funds(1)(2)	12,005	—	—	12,005
Forward currency contracts	—	20,467	—	20,467
Total assets, at fair value:	$12,005	$20,467	$2,316,103	$2,348,575
Liabilities, at fair value:
Forward currency contracts	$—	$—	$—	$—
Total liabilities, at fair value:	$—	$—	$—	$—

As of September 30, 2021	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$1,398,911	$1,398,911
Equity investments(1)	—	—	39,732	39,732
Money market funds(1)(2)	17,293	—	—	17,293
Forward currency contracts	—	855	—	855
Total assets, at fair value:	$17,293	$855	$1,438,643	$1,456,791
Liabilities, at fair value:
Forward currency contracts	$—	$(542)	$—	$(542)
Total liabilities, at fair value:	$—	$(542)	$—	$(542)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the years ended September 30, 2022, 2021 and 2020 reported within the net change in unrealized appreciation (depreciation) on investments and foreign currency translation in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of September 30, 2022, 2021 and 2020 was ($43,698), $19,991 and ($9,899), respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2022 and 2021:

	For the year ended September 30, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,398,911	$39,732	$1,438,643
Net change in unrealized appreciation (depreciation) on investments	(26,918)	6,514	(20,404)
Net translation of investments in foreign currencies	(28,662)	(24)	(28,686)
Realized gain (loss) on investments	3	2,061	2,064
Fundings of (proceeds from) revolving loans, net	2,164	—	2,164
Fundings of investments	1,090,215	81,720	1,171,935
PIK interest	6,189	—	6,189
Proceeds from principal payments and sales of portfolio investments	(257,819)	(5,916)	(263,735)
Accretion of discounts and amortization of premiums	7,933	—	7,933
Fair value, end of period	$2,192,016	$124,087	$2,316,103

	For the year ended September 30, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$875,642	$11,209	$886,851
Net change in unrealized appreciation (depreciation) on investments	14,195	7,555	21,750
Realized gain (loss) on investments	40	1,390	1,430
Fundings of (proceeds from) revolving loans, net	(1,208)	—	(1,208)
Fundings of investments	800,406	23,293	823,699
PIK interest	2,589	—	2,589
Proceeds from principal payments and sales of portfolio investments	(297,982)	(3,715)	(301,697)
Accretion of discounts and amortization of premiums	5,229	—	5,229
Fair value, end of period	$1,398,911	$39,732	$1,438,643

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2022 and 2021:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans(2)	$240,945	Market rate approach	Market interest rate	6.8% - 14.3% (9.1%)
		Market comparable companies	EBITDA multiples	8.0x - 26.2x (16.1x)
	—	Market comparable companies	Broker/ Dealer bids or quotes	N/A
One stop loans(3)(4)	$1,931,622	Market rate approach	Market interest rate	7.3% - 17.3% (9.5%)
		Market comparable companies	EBITDA multiples	7.0x - 37.3x (17.1x)
		Market comparable companies	Revenue multiples	2.0x - 22.0x (9.4x)
	—	Market comparable companies	Broker/ Dealer bids or quotes	N/A
Subordinated debt and second lien loans	$19,449	Market rate approach	Market interest rate	12.0% - 13.8% (13.0%)
		Market comparable companies	EBITDA multiples	20.0x - 23.0x (21.7x)
Equity(5)	$124,087	Market comparable companies	EBITDA multiples	8.5x - 38.0x (17.6x)
			Revenue multiples	4.0x - 24.4x (15.0x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)$2,015 of loans at fair value were valued using the market comparable companies approach only.

(3)$3,656 of loans at fair value were valued using the market comparable companies approach only.

(4)The Company valued $1,658,559 and $273,063 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)The Company valued $111,168 and $12,919 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of September 30, 2022 and 2021:

	As of September 30, 2022		As of September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$1,118,992	$1,116,812	$700,439	$700,417

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of September 30, 2022, the Company’s asset coverage for borrowed amounts was 212.7%.

2022 Debt Securitization: On January 25, 2022, the Company completed a $401,750 asset-backed securitization (the “2022 Debt Securitization”). Asset-backed securitizations are a form of secured financing incurred by a subsidiary of the Company, which is controlled by the Company and subject to its overall asset coverage requirement. The notes offered in the 2022 Debt Securitization were issued by the 2022 Issuer and are backed by a diversified portfolio of senior secured loans. The notes offered in the 2022 Debt Securitization consist of $252,000 of Class A Senior Secured Floating Rate Notes, which bear interest at a benchmark interest rate, which will be based on three-month term SOFR, plus 2.00% (the “Secured 2022 Notes”) and $149,750 of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). The Secured 2022 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Subordinated 2022 Notes, and the Subordinated 2022 Notes were eliminated in consolidation. The Secured 2022 Notes are included in the September 30, 2022 Consolidated Statement of Financial Condition as debt of the Company.

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

As of September 30, 2022, there were 54 portfolio companies with a total fair value of $393,878 securing the 2022 Debt Securitization. The pool of loans in the 2022 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The three-month term SOFR rate in effect as of September 30, 2022 based on the last interest rate reset was 2.5%. For the year ended September 30, 2022, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2022 Debt Securitization were as follows:

For the year ended September 30, 2022
Stated interest expense	$5,405
Amortization of debt issuance costs	505
Total interest expense	$5,910
Cash paid for interest expense	$3,117
Average stated interest rate	3.1%
Average outstanding balance	$171,912

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2022, the class, amount, rating and interest rate (expressed as a spread to three-month term SOFR, as applicable) of the 2022 Debt Securitization was as follows:

Description	Secured 2022 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$252,000
Kroll Bond Rating Agency Rating	A
Interest Rate	SOFR + 2.0%

2021 Debt Securitization: On March 11, 2021, the Company completed a $398,900 term debt securitization (the “2021 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations, or CLOs. Term debt securitizations are a form of secured financing incurred by the Company, which are consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2021 Debt Securitization (the “2021 Notes”) were issued by the 2021 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2021 Notes offered in the 2021 Debt Securitization consist of $224,000 of AAA Class A 2021 Notes, which bear interest at the three-month LIBOR plus 1.60%; $28,000 of AA Class B 2021 Notes, which bear interest at the three-month LIBOR plus 1.85%; $36,000 of A Class C-1 2021 Notes, which bear interest at the three-month LIBOR plus 2.80%; $10,000 A Class C-2 2021 Notes, which bear interest at 3.91%; up to $28,000 of BBB- Class D 2021 Notes, which were unfunded on the closing date of the 2021 Debt Securitization and which, if funded, will bear interest at the three-month LIBOR plus a spread set in connection with the funding date but which in no event will be greater than 5.00% (the Class D 2021 Notes, together with the Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes and the Class C-2 2021 Notes are referred to as the “Secured 2021 Notes”); and approximately $100,900 of Subordinated 2021 Notes, which do not bear interest. The Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes, and the Class C-2 2021 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Class D 2021 Notes and Subordinated 2021 Notes which were eliminated in consolidation. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the September 30, 2022 and September 30, 2021 Consolidated Statement of Financial Condition as debt of the Company.

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

As of September 30, 2022 and September 30, 2021, there were 75 and 77 portfolio companies, respectively, with total fair value of $391,731 and $392,435, respectively, securing the 2021 Notes. The pool of loans in the 2021 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2021 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of September 30, 2022 based on the last interest rate reset was 2.5%. For the years ended September 30, 2022, 2021 and 2020, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the 2021 Debt Securitization were as follows:

	Years ended September 30,
	2022	2021	2020
Stated interest expense	$8,176	$3,356	$—
Amortization of debt issuance costs	434	225	—
Total interest expense	$8,610	$3,581	$—
Cash paid for interest expense	$6,687	$2,088	$—
Average stated interest rate	2.7%	2.0%	N/A
Average outstanding balance	$298,000	$166,553	$—

As of September 30, 2022, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and the Class C-2 2021 Notes were as follows:

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

Adviser Revolver: On October 2, 2017, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of October 2, 2020. On June 28, 2019, the Company and the Investment Adviser amended the Adviser Revolver to increase the borrowing capacity from $40,000 to $100,000. On August 15, 2019, the Company and the Investment Adviser entered into a second amendment to the Adviser Revolver to increase the borrowing capacity from $100,000 to $125,000. On October 28, 2019, the Company entered into a third amendment to the Adviser Revolver, which decreased the borrowing capacity from $125,000 to $40,000. On October 1, 2020, the Company entered into a fourth amendment to the Adviser Revolver, which extended the maturity date of the Adviser Revolver from October 2, 2020 to September 29, 2023. Other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of September 30, 2022 was 3.0%. As of September 30, 2022 and 2021, the Company had no outstanding debt under the Adviser Revolver.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the years ended September 30, 2022, 2021 and 2020, the stated interest expense, cash paid for interest expense, average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Years ended September 30,
	2022	2021		2020
Stated interest expense	$1	$—	*	$17
Cash paid for interest expense	—	—	*	270
Average stated interest rate	0.2%	0.1%		1.7%
Average outstanding balance	$680	$28		$970
* Represents an amount less than $1.

SB Revolver: On February 4, 2019, the Company entered into a revolving credit agreement (as amended, the “SB Revolver”) with Signature Bank (“SB”), as administrative agent and a lender, which allowed the Company to borrow up to $175,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of February 4, 2021. On April 8, 2019, the Company entered into an amendment to the SB Revolver with SB which increased the borrowing capacity under the SB Revolver to $225,000 from $175,000. Other material terms of the SB Revolver were unchanged. On May 31, 2019, the Company amended the SB Revolver to permit borrowings in foreign currencies. On February 7, 2020, the Company entered into an amendment to the SB Revolver, which increased the borrowing capacity under the SB Revolver to $275,000 from $225,000, and increased the borrowing base against which the Company may borrow through April 7, 2020, after which the borrowing base reverts to the terms applicable to the Company prior to the February 7, 2020 amendment. On February 4, 2021, the Company entered into an amendment on the SB Revolver to, among other things, extend the stated maturity to February 4, 2022, amend the interest rate on borrowings, amend the non-usage fee to a rate of 0.25% per annum on the unused portion of the SB Revolver, amend the fee payable if the Company requests to extend the maturity date of the SB Revolver to 0.25% of the commitments under the SB Revolver as of the date the Company receives notice of such extension, including the fee payable in connection with the extension contemplated by the amendment executed on February 4, 2021, and amend the fee payable by the Company if the Company exercises its right to request an increase in the maximum commitments under the SB Revolver upon satisfaction of certain conditions to 0.25% of such increased or new commitment, with each of the extension and commitment fees subject to pro-ration in accordance with the terms of the SB Revolver. On November 19, 2021, the Company provided written notice to Signature Bank of its intent to reduce the maximum borrowings permitted under the SB Revolver to $180,000 at any one time outstanding, subject to leverage and borrowing base restrictions, effective November 26, 2021. On February 4, 2022, the Company entered into an amendment on the SB Revolver to extend the stated maturity date from February 4, 2022 to March 4, 2022. On March 3, 2022, the Company entered into an amendment on the SB Revolver to, among other things, extend the stated maturity to February 4, 2023, amend the interest rate on borrowings and include an annualized fee payable on the closing date of the amendment equal to 0.25% of the commitments of the SB Revolver as of March 3, 2022 subject to pro-ration in accordance with the terms of the SB Revolver. On July 6, 2022, the Company entered into an amendment on the SB Revolver to, among other things, decrease the borrowing capacity under the SB Revolver to $150,000 and increase the borrowing base against which the Company may borrow. On September 6, 2022, the Company provided written notice to SB of their intent to reduce the maximum borrowings permitted under the revolving credit agreement with SB to $100,000 from $150,000 at any one time outstanding, subject to leverage and borrowing base restrictions. The other terms of the SB Revolver were not changed. Such reduction in the maximum borrowings permitted under the SB Revolver pursuant to the written notice was effective as of September 13, 2022. As of September 30, 2022, the Company could borrow up to $100,000 under the SB Revolver.

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

As of September 30, 2022 and 2021, the Company had outstanding debt under the SB Revolver of $100,000 and $246,433, respectively.

For the years ended September 30, 2022, 2021 and 2020, the stated interest expense, cash paid for interest expense, average interest rates and average outstanding balances for the SB Revolver were as follows:

	Years ended September 30,
	2022	2021	2020
Stated interest expense	$4,212	$3,873	$4,812
Facility fees	48	149	89
Amortization of debt issuance costs	532	794	752
Total interest expense	$4,792	$4,816	$5,653
Cash paid for interest expense	$4,225	$3,859	$5,002
Average stated interest rate	2.5%	1.8%	2.4%
Average outstanding balance	$166,263	$213,460	$198,943

DB Credit Facility: On September 10, 2019 (the “Effective Date”), the Company and GBDC 3 Funding, entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. The period during which GBDC 3 Funding may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through March 10, 2023 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default. On September 21, 2021, the Company entered into an amendment on the DB Credit Facility to, among other things, change the base rate under the DB Credit Facility for borrowings denominated in U.K. pound sterling (“GBP”) from a LIBOR-based rate to the daily simple Sterling Overnight Index Average subject to certain adjustments. On October 29, 2021, the Company entered into an amendment on the DB Credit Facility to, among other things, increase the borrowing capacity thereunder up to an aggregate of $450,000. On June 24, 2022, the Company entered into an amendment on the DB Credit Facility to, among other things, increase the borrowing capacity thereunder up to an aggregate of $750,000, amend the interest rate at which borrowings are made to the applicable base rate plus 2.15% during the Revolving Period, and 2.40% after the Revolving Period, replace LIBOR with the three-month term SOFR as an applicable base rate and included an annualized fee payable on the closing date of the amendment equal to 0.90% of the increase in the commitments of the DB Credit Facility as of June 24, 2022 subject to pro-ration in accordance with the terms of the DB Credit Facility. As of September 30, 2022, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $750,000, subject to leverage and borrowing base restrictions.

As of September 30, 2022, the DB Credit Facility bears interest at the applicable base rate plus 2.15% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling and (v) the three-month term SOFR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

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

As of September 30, 2022 and 2021, the Company had outstanding debt under the DB Credit Facility of $468,992 and $156,006, respectively.

For the years ended September 30, 2022, 2021 and 2020, the stated interest expense, cash paid for interest expense, average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Years ended September 30,
	2022	2021	2020
Stated interest expense	$10,562	$2,777	$5,185
Facility fees	1,808	969	857
Amortization of debt issuance costs	1,997	951	440
Total interest expense	$14,367	$4,697	$6,482
Cash paid for interest expense	$8,038	$4,026	$5,313
Average stated interest rate	3.2%	2.2%	3.2%
Average outstanding balance	$326,398	$124,111	$162,513

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

As of September 30, 2022 and 2021, the Company had no outstanding short-term borrowings.

For the years ended September 30, 2022, 2021 and 2020, the stated interest expense, cash paid for interest expense, average interest rates and average outstanding balances for short-term borrowings were as follows:

	Years ended September 30,
	2022	2021	2020
Stated interest expense	$542	$—	$155
Cash paid for interest expense	542	—	251
Average stated interest rate	3.1%	N/A	4.9%
Average outstanding balance	$17.351	$—	$3,136

For the years ended September 30, 2022, 2021 and 2020, the average total debt outstanding was $980,605, $504,152, and $365,561, respectively.

For the years ended September 30, 2022, 2021 and 2020, the effective average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 3.5%, 2.6% and 3.4%, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

A summary of the Company’s maturity requirements for borrowings as of September 30, 2022 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$100,000	$100,000	$—	$—	$—
DB Credit Facility	468,992	—	—	468,992	—
2021 Debt Securitization	298,000	—	—	—	298,000
2022 Debt Securitization	252,000	—	—	—	252,000
Total borrowings	$1,118,992	$100,000	$—	$468,992	$550,000

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

The following permanent differences were reclassified for tax purposes among the components of net assets for the years ended September 30, 2022, 2021 and 2020:

	Years ended September 30,
	2022	2021	2020
Increase/(decrease) in Paid in Capital in Excess of Par	$(4)	$(7)	$—	*
Increase/(decrease) in Distributable Earnings (Losses)	4	7	—	*

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2022, 2021 and 2020:

	Years ended September 30,
	2022	2021	2020
Net increase in net assets resulting from operations	$63,400	$66,796	$25,546
Net change in unrealized (appreciation) depreciation on investment transactions	21,950	(22,776)	10,867
Other income (loss) not currently taxable	(2,631)	1,409	(742)
Expenses not currently deductible	323	55	55
Other income for tax but not book	415	—	5
Other deductions/losses for tax not book	(13)	(119)	(191)
Other realized gain/loss differences	19,785	862	1,008
Capital loss carryforward	—	—	—
Taxable income before deductions for distributions	$103,229	$46,227	$36,548
The tax character of distributions paid during the years ended September 30, 2022, 2021 and 2020 were as follows:

	Years ended September 30,
	2022	2021	2020
Ordinary Income	$84,699	$50,384	$32,322
Long-Term Capital Gains	—	995	22
Return of Capital	—	2,290	—

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2022, 2021 and 2020 were as follows:

	Years ended September 30,
	2022	2021	2020
Undistributed ordinary income – tax basis	$16,320	$(14)	$5,156
Undistributed realized gains – tax basis	2,209	—	—
Net unrealized appreciation (depreciation) on investments	(24,243)	18,524	(4,682)
Other temporary differences	(499)	(15,339)	(830)
Total accumulated earnings (loss) – book basis	$(6,213)	$3,171	$(356)

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2022, the Company estimates that it will not have a capital loss carryforward available for use in subsequent tax years.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of September 30, 2022 and September 30, 2021, the Company elected to defer $0 and $1,107 of ordinary losses, respectively. The Company did not elect to defer any short-term capital losses and long-term capital losses as of September 30, 2022 and September 30, 2021, respectively. For the year ended September 30, 2020, the Company elected to defer $657 of long-term capital losses.

For the tax year ended September 30, 2022, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in 2023. The amount carried forward to 2023 is estimated to be approximately $16,320 of ordinary income, and $2,209 of long term capital gain, although these amounts will not be finalized until the 2022 tax returns are filed in 2023.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2022, the federal tax cost of investments was $2,348,048 resulting in estimated gross unrealized gains and losses of $26,569 and $58,514, respectively.

Note 10. Commitments and Contingencies

Commitments: As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $308,133, including $23,951 of commitments on undrawn revolvers. As of September 30, 2021, the Company had outstanding commitments to fund investments totaling $180,385, including $17,352 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of September 30, 2022, and September 30, 2021. Derivative instruments can be affected by market conditions, such as foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of any derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Financial Highlights

The financial highlights for the Company are as follows:

	Years ended September 30,
Per share data:(1)	2022	2021	2020	2019	2018
Net asset value at beginning of period	$15.00	$14.97	$15.00	$15.00	$15.00
Distributions declared:(2)
From net investment income	(1.04)	(1.52)	(0.86)	(1.42)	(1.47)
From capital gains	—	(0.03)	(0.00)^	—	—
From return of capital	—	(0.07)	—	—	—
Net investment income	1.12	1.08	1.22	1.19	1.04
Net realized gain (loss) on investment transactions	0.03	0.01	(0.03)	0.01	—
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.22)	0.56	(0.36)	0.22	0.43
Net asset value at end of period	$14.89	$15.00	$14.97	$15.00	$15.00
Total return based on net asset value per share(4)	6.23%	11.48%	5.78%	9.85%	10.26%
Number of common shares outstanding	85,511,291.055	54,297,683.237	35,388,849.466	22,894,689.911	5,815,002.633

	Years ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2022	2021	2020	2019	2018
Ratio of net investment income to average net assets	7.51%	7.22%	8.36%	7.93%	6.92%
Ratio of total expenses to average net assets	6.98%	7.08%	6.71%	8.37%	8.21%
Ratio of management fee waiver to average net assets	(0.70)%	(0.68)%	(0.68)%	(0.64)%	(0.53)%
Ratio of incentive fee waiver to average net assets	(0.04)%	(0.22)%	(0.13)%	(0.39)%	(0.37)%
Ratio of professional fees waiver to average net assets	—%	—%	—%	—%	(0.31)%
Ratio of net expenses to average net assets	6.24%	6.18%	5.90%	7.34%	7.00%
Ratio of incentive fees to average net assets	0.94%	1.91%	0.94%	2.06%	1.84%
Ratio of total expenses (without incentive fees) to average net assets	6.04%	5.17%	5.77%	6.31%	6.37%
Total return based on average net asset value(5)	5.74%	11.03%	5.71%	10.27%	11.32%
Net assets at end of period	$1,272,918	$814,465	$529,617	$343,420	$87,225
Average debt outstanding	$980,605	$504,152	$365,561	$156,352	$18,946
Average debt outstanding per share	$11.47	$9.28	$10.33	$6.83	$3.26
Portfolio Turnover	13.06%	27.55%	16.07%	5.84%	14.67%
Asset coverage ratio(6)	212.70%	215.90%	238.66%	219.29%	248.76%
Asset coverage ratio per unit(7)	$2,127	$2,159	$2,387	$2,193	$2,488
Average market value per unit (8):
SB Revolver	N/A	N/A	N/A	N/A	N/A
DB Credit Facility	N/A	N/A	N/A	N/A	N/A
Adviser Revolver	N/A	N/A	N/A	N/A	N/A
2021 Debt Securitization	N/A	N/A	N/A	N/A	N/A
2022 Debt Securitization	N/A	N/A	N/A	N/A	N/A
Other short-term borrowings	N/A	N/A	N/A	N/A	N/A

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

Note 12. Earnings Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the years ended September 30, 2022, 2021 and 2020:

	Years ended September 30,
	2022	2021	2020
Earnings available to stockholders	$63,400	$66,796	$25,546
Basic and diluted weighted average shares outstanding	73,856,628	40,394,338	30,664,150
Basic and diluted earnings per share	$0.86	$1.65	$0.83

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 13. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the years ended September 30, 2022, 2021 and 2020:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the year ended September 30, 2022
08/06/2021	10/18/2021	12/27/2021	56,431,212.836	$0.1168		$6,593
11/19/2021	11/29/2021	12/27/2021	65,852,241.833	0.1501		9,883
11/19/2021	12/20/2021	02/28/2022	68,007,006.127	0.1214		8,259
11/19/2021	01/20/2022	03/23/2022	68,414,116.228	0.1068		7,305
02/04/2022	02/25/2022	05/23/2022	71,896,291.279	0.1425		10,246
02/04/2022	03/21/2022	05/23/2022	72,096,011.282	0.1191		8,588
02/04/2022	04/29/2022	07/25/2022	76,705,607.756	0.0800		6,135
05/06/2022	05/20/2022	07/25/2022	76,705,607.756	0.0992		7,608
05/06/2022	06/24/2022	09/14/2022	79,224,646.937	—	(1)	—
05/06/2022	07/19/2022	09/14/2022	82,417,164.611	0.0991		8,171
08/05/2022	09/20/2022	11/22/2022	85,511,291.055	—	(2)	—
Total dividends declared for the year ended September 30, 2022						$72,788

For the year ended September 30, 2021
11/20/2020	12/15/2020	12/18/2020	35,388,849.466	$0.4200		$14,864
11/20/2020	01/28/2021	03/11/2021	37,640,060.105	0.1081		4,068
02/05/2021	02/25/2021	05/25/2021	37,640,060.105	0.1493		5,622
02/05/2021	03/26/2021	05/25/2021	39,578,474.129	0.2527		10,003
02/05/2021	04/29/2021	07/26/2021	39,578,474.129	0.1001		3,961
05/07/2021	05/28/2021	07/26/2021	41,898,514.167	0.1491		6,247
05/07/2021	06/25/2021	07/26/2021	44,018,143.919	0.1167		5,136
05/07/2021	07/19/2021	09/27/2021	44,015,937.428	0.0856		3,768
08/06/2021	08/30/2021	11/22/2021	49,904,941.097	0.1333		6,653
08/06/2021	09/20/2021	11/22/2021	49,904,941.097	0.1051		5,244
Total dividends declared for the year ended September 30, 2021						$65,566

For the year ended September 30, 2020
08/06/2019	10/18/2019	12/27/2019	24,795,301.540	$0.0974		$2,415
11/22/2019	11/28/2019	12/27/2019	26,881,637.710	0.1310		3,522
11/22/2019	12/20/2019	02/26/2020	29,542,494.081	0.1079		3,188
11/22/2019	01/21/2020	02/26/2020	29,715,740.183	0.0876		2,604
02/04/2020	02/25/2020	05/22/2020	29,715,740.183	0.1280		3,805
02/04/2020	04/29/2020	07/24/2020	33,090,999.162	0.0919		3,043
08/04/2020	08/20/2020	08/21/2020	33,303,658.070	0.2200		7,326
Total dividends declared for the year ended September 30, 2020						$25,903

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

(1) On May 6, 2022, the Company’s board of directors declared a distribution in an amount equal to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2022 through June 30, 2022, per share payable on September 14, 2022, to stockholders of record on June 24, 2022. Due to a net decrease in net assets resulting from operations for the period June 1, 2022 through June 30, 2022, the distribution declared for the June 2022 earnings period was zero.

(2) On August 5, 2022, the Company’s board of directors declared a distribution in an amount (if positive) such that the net asset value of the Company as of September 30, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2022 through September 30, 2022 and the payment of such distribution is $15.00 per share. Due to the net assets resulting from operations for the period August 1, 2022 through September 30, 2022 resulting in a net asset per share less than $15.00 per share, the distribution declared for the period was zero.

The following table summarizes the Company’s distributions reinvested during the years ended September 30, 2022, 2021 and 2020:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the year ended September 30, 2022
November 22, 2021	316,630.174	$15.00	$4,749
December 27, 2021	407,110.101	15.00	6,107
February 28, 2022	199,720.003	15.00	2,996
March 23, 2022	178,035.741	15.00	2,670
May 23, 2022	291,444.634	15.00	4,372
July 25, 2022	214,666.093	14.88	3,195
September 14, 2022	122,463.429	14.88	1,823
	1,730,070.175		$25,912

For the year ended September 30, 2021
December 18, 2020	431,254.910	$14.97	$6,455
March 11, 2021	117,853.968	15.00	1,767
May 25, 2021	449,711.990	15.00	6,745
July 26, 2021	438,408.120	15.00	6,576
September 27, 2021	103,287.089	15.00	1,550
	1,540,516.077		$23,093

For the year ended September 30, 2020
November 26, 2019	185,724.541	$15.00	$2,786
December 27, 2019	173,246.102	15.00	2,599
February 26, 2020	170,062.979	15.00	2,551
May 22, 2020	123,254.899	13.64	1,681
July 24, 2020	89,404.010	14.68	1,312
August 21, 2020	217,078.831	14.68	3,187
	958,771.362		$14,116
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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

On November 1, 2022, the Company notified stockholders of a capital call due on November 14, 2022. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	11/14/2022	1,343,605.140	$14.89	$20,006

On August 5, 2022 and November 18, 2022, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 18, 2022	December 28, 2022	In an amount (if positive) such that the net asset value of the Company as of October 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2022 through October 31, 2022 and the payment of this distribution is $15.00 per share
December 15, 2022	December 20, 2022	The Company’s board of directors declared a distribution of $0.28 per share
January 17, 2023	March 21, 2023	In an amount (if positive) such that the net asset value of the Company as of January 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2023 through January 31, 2023 and the payment of this distribution is $15.00 per share

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a). Evaluation of Controls and Procedures

As of September 30, 2022 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b) Management's Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 108
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
4.2	Description of securities*
10.1	Investment Advisory Agreement, dated as of September 29, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.2	Waiver Agreement, dated as of September 29, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.3	Administration Agreement, dated as of September 29, 2017, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.4	Custody Agreement, dated as of September 29, 2017, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.5	Document Custody Agreement, dated as of September 29, 2017, by and between the Registrant, each wholly-owned subsidiary of the Registrant that has executed a Joinder and U.S. Bank National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.6	Trademark License Agreement, dated as of September 29, 2017, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.7	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.8	Revolving Loan Agreement, dated as of October 2, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-12G/A (File No. 000-55846), filed on November 28, 2017).
10.9	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.10	Form of Escrow Agreement (Incorporated by reference to Exhibit 10.11 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).

Number	Description

10.11	Revolving and Security Agreement, dated February 4, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on February 8, 2019).
10.12	First Amendment to Revolving Credit and Security Agreement, dated as of April 8, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 814-01244), filed on April 9, 2019).
10.13	Second Amendment to Revolving Credit and Security Agreement, dated as of May 31, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01244), filed on August 13, 2019).
10.14	First Amendment to Revolving Loan Agreement, dated as of June 28, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on July 3, 2019).
10.15	Second Amendment to Revolving Loan Agreement, dated as of August 15, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on August 16, 2019).
10.16	Third Amendment to Revolving Loan Agreement, dated as of October 28, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on October 30, 2019).
10.17	Loan Financing and Servicing Agreement, dated as of September 10, 2019, by and among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on September 12, 2019).
10.18	Sale and Contribution Agreement, dated as of September 10, 2019, between Golub Capital BDC 3, Inc., as seller, and GBDC 3 Funding LLC, as purchaser (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on September 12, 2019).
10.19	Third Amendment to Revolving Credit and Security Agreement, dated as of February 7, 2020, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding LLC, as borrowers, and Signature Bank, as administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K (File No. 814-01244), filed on February 13, 2020).
10.20
Fourth Amendment to Revolving Loan Agreement, dated as of October 1, 2020, by and between Golub Capital BDC 3, Inc., as borrower, and GC Advisors LLC, as the lender.(Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on February 5, 2021).

10.21	Collateral Management Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3 , Inc. and Golub Capital BDC 3 CLO 1 LLC, as Issuer and GC Advisors LLC, as Collateral Manager (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.22	Master Loan Sale Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc., as Seller, GC Advisors LLC, as Closing Date Seller, Golub Capital BDC 3 CLO 1 LLC, as Buyer and GBDC 3 Funding LLC, as Warehouse Buyer (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).

Number	Description

10.23	Master Loan Sale Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc., as Seller, Golub Capital BDC 3 CLO 1 Depositor LLC, as Intermediate Seller, and Golub Capital BDC 3 CLO 1 LLC, as Buyer (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.24	Fourth Amendment, dated as of February 4, 2021, to Revolving Credit and Security Agreement, entered into by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC, as borrowers, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on February 5, 2021).
10.25	Note Purchase Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc. and Golub Capital BDC 3 CLO 1 LLC, as borrowers, and Deutsche Bank Securities, Inc., as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.26	Indenture, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc. and Golub Capital BDC 3 CLO 1 LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.27	Collateral Management Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3 , Inc. and Golub Capital BDC 3 CLO 1 LLC, as Issuer and GC Advisors LLC, as Collateral Manager (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.28	Letter Re: Reduction of Commitment from Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC to Signature Bank, dated as of November 19, 2021. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244). filed on November 29, 2021).
10.29	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of October 29, 2021, among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as servicer, and Deutsche Bank AG, New York Branch, as facility agent, as agent and as a committed lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244). filed on November 3, 2021).
10.30	Sixth Amendment to Revolving Credit and Security Agreement, dated as of March 3, 2022, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC, as borrowers, and Signature Bank, as administrative agent and a lender.*
10.31	Fifth Amendment to Revolving Credit and Security Agreement, dated as of February 4, 2022, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC, as borrowers, and Signature Bank, as administrative agent and a lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on February 10, 2022).
10.32	Note Purchase Agreement, dated as of January 25, 2022, by and between Golub Capital BDC 3 ABS 2022-1 LLC and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.33	Indenture, dated as of January 25, 2022, by and between Golub Capital BDC 3 ABS 2022-1 LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.34	Collateral Management Agreement, dated as of January 25, 2022, by and between Golub Capital BDC 3 ABS 2022-1 LLC, as Issuer and GC Advisors LLC, as Collateral Manager (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.35	Master Loan Sale Agreement, dated as of January 25, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, GC Advisors LLC, as the Closing Date Seller, Golub Capital BDC 3 ABS 2022-1 LLC, as the Buyer, and Golub Capital 3 Holdings LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).

Number	Description

10.36	Master Loan Sale Agreement, dated as of January 25, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, Golub Capital BDC 3 ABS 2022-1 Depositor LLC, as the Intermediate Seller, Golub Capital BDC 3 ABS 2022-1 LLC, as the Buyer, and GBDC 3 Funding LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).

10.37	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of June 24, 2022, among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as servicer, and Deutsche Bank AG, New York Branch, as facility agent, as agent and as a committed lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on June 27, 2022).
10.38	Seventh Amendment to Revolving Credit and Security Agreement, dated as of July 6, 2022, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC, as borrowers, and Signature Bank, as administrative agent and a lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on July 6, 2022).
10.39	Letter Re: Reduction of Commitment from Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC to Signature Bank, dated as of September 6, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on September 6, 2022).
14.1	Joint Code of Ethics of Golub Capital BDC, Inc., the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Golub Capital BDC, Inc. (File No. 814-00794), filed on November 29, 2021).
14.2	Code of Ethics of GC Advisors LLC (Incorporated by reference to Exhibit 14.2 to the Annual Report on Form 10-K of Golub Capital BDC, Inc. (File No. 814-00794), filed on November 29, 2021).
21.1	List of subsidiaries.*
24.1	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Privacy Policy of the Registrant.*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC 3, Inc.
A Maryland Corporation

December 2, 2022	By:	/s/ David B. Golub
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

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Director	December 2, 2022
David B. Golub	(Principal Executive Officer)
/s/ Christopher C. Ericson	Chief Financial Officer	December 2, 2022
Christopher C. Ericson	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	December 2, 2022
Lawrence E. Golub
/s/ John T. Baily	Director	December 2, 2022
John T. Baily
/s/ Kenneth F. Bernstein	Director	December 2, 2022
Kenneth F. Bernstein
/s/ Lofton P. Holder	Director	December 2, 2022
Lofton P. Holder
/s/ Anita J. Rival	Director	December 2, 2022
Anita J. Rival
/s/ William M. Webster IV	Director	December 2, 2022
William M. Webster IV