Form 10-Q
period 2022-12-31
Golub Capital BDC 3, Inc.
filed 2023-02-10
CIK 1715268

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

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

As of February 10, 2023, the Registrant had 87,217,538.663 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2022	September 30, 2022
	(unaudited)
Assets
Non-controlled/non-affiliate company investments at fair value (amortized cost of $2,437,292 and $2,348,087, respectively)	$2,401,959	$2,316,103
Cash and cash equivalents	14,934	16,307
Foreign currencies (cost of $2,020 and $1,510, respectively)	1,680	1,271
Restricted cash and cash equivalents	62,080	45,672
Restricted foreign currencies (cost of $3,007 and $2,721, respectively)	3,038	2,665
Net unrealized appreciation on forward currency contracts	8,980	20,467
Interest receivable	12,497	8,641
Other assets	152	203
Total Assets	$2,505,320	$2,411,329
Liabilities
Debt	$1,194,053	$1,118,992
Less unamortized debt issuance costs	(4,419)	(3,055)
Debt less unamortized debt issuance costs	1,189,634	1,115,937
Interest payable	14,598	10,455
Management and incentive fees payable	11,147	10,167
Accounts payable and accrued expenses	2,554	1,697
Accrued trustee fees	51	154
Total Liabilities	1,217,984	1,138,410
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2022 and September 30, 2022	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 87,217,538.663 and 85,511,291.055 shares issued and outstanding as of December 31, 2022 and September 30, 2022, respectively	87	86
Paid in capital in excess of par	1,304,450	1,279,046
Distributable earnings (losses)	(17,201)	(6,213)
Total Net Assets	1,287,336	1,272,919
Total Liabilities and Total Net Assets	$2,505,320	$2,411,329
Number of common shares outstanding	87,217,538.663	85,511,291.055
Net asset value per common share	$14.76	$14.89

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2022	2021
Investment income
Interest income	$58,198	$30,071
Dividend income	1,889	53
Fee income	210	699
Total investment income	60,297	30,823
Expenses
Interest and other debt financing expenses	18,017	5,173
Base management fee	8,332	5,823
Incentive fee	6,830	4,736
Professional fees	428	267
Administrative service fee	900	485
General and administrative expenses	87	75
Total expenses	34,594	16,559
Base management fee waived (Note 4)	(2,272)	(1,588)
Incentive fee waived (Note 4)	(1,708)	(507)
Net expenses	30,614	14,464
Net investment income - before tax	29,683	16,359
Excise tax	655	—
Net investment income - after tax	29,028	16,359
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	2,122	1,833
Foreign currency transactions	(7)	267
Forward currency contracts	936	—
Net realized gain (loss) on investment transactions	3,051	2,100
Net change in unrealized appreciation (depreciation) from:
Investments	(18,597)	6,025
Forward currency contracts	(11,487)	(66)
Translation of assets and liabilities in foreign currencies	11,336	317
Net change in unrealized appreciation (depreciation) on investment transactions	(18,748)	6,276
Net gain (loss) on investment transactions	(15,697)	8,376
Net increase (decrease) in net assets resulting from operations	$13,331	$24,735
Per Common Share Data
Basic and diluted earnings per common share (Note 11)	$0.15	$0.39
Basic and diluted weighted average common shares outstanding (Note 11)	86,259,604	62,979,848

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2021	54,297,683.237	$54	$811,240	$3,171	$814,465
Issuance of common stock	13,392,692.716	13	200,877	—	200,890
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	16,359	16,359
Net realized gain (loss) on investment transactions	—	—	—	2,100	2,100
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	6,276	6,276
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	723,740.275	1	10,855	—	10,856
Distributions from distributable earnings (losses)	—	—	—	(24,735)	(24,735)
Total increase (decrease) for the three months ended December 31, 2021	14,116,432.991	14	211,732	—	211,746
Balance at December 31, 2021	68,414,116.228	$68	$1,022,972	$3,171	$1,026,211
Balance at September 30, 2022	85,511,291.055	$86	$1,279,046	$(6,213)	$1,272,919
Issuance of common stock	1,343,605.140	1	20,005	—	20,006
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	29,028	29,028
Net realized gain (loss) on investment transactions	—	—	—	3,051	3,051
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(18,748)	(18,748)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	362,642.468	—	5,399	—	5,399
Distributions from distributable earnings (losses)	—	—	—	(24,319)	(24,319)
Total increase (decrease) for the three months ended December 31, 2022	1,706,247.608	1	25,404	(10,988)	14,417
Balance at December 31, 2022	87,217,538.663	$87	$1,304,450	$(17,201)	$1,287,336

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$13,331	$24,735
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	923	687
Accretion of discounts and amortization of premiums	(2,110)	(2,160)
Net realized (gain) loss on investments	(2,122)	(1,833)
Net realized (gain) loss on foreign currency transactions	7	(267)
Net realized (gain) loss on forward currency contracts	(936)	—
Net change in unrealized (appreciation) depreciation on investments	18,597	(6,025)
Net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies	(11,336)	(317)
Net change in unrealized (appreciation) depreciation on forward currency contracts	11,487	66
Proceeds from (fundings of) revolving loans, net	(441)	(502)
Fundings of investments	(160,832)	(579,462)
Proceeds from principal payments and sales of portfolio investments	80,511	109,418
Proceeds from settlements of forward currency contracts	936	—
PIK interest	(2,328)	(699)
Non-cash dividends	(1,883)	—
Changes in operating assets and liabilities:
Interest receivable	(3,856)	(3,413)
Receivable from investments sold	—	(743)
Other assets	51	(61)
Interest payable	4,143	1,206
Management and incentive fees payable	980	2,863
Accounts payable and accrued expenses	857	549
Accrued trustee fees	(103)	—
Net cash provided by (used in) operating activities	(54,124)	(455,958)
Cash flows from financing activities
Borrowings on debt	328,949	381,009
Repayments of debt	(257,800)	(196,759)
Proceeds from other short-term borrowings	—	52,538
Capitalized debt issuance costs	(2,287)	(1,187)
Proceeds from issuance of common shares	20,006	201,014
Distributions paid	(18,920)	(17,517)
Net cash provided by (used in) financing activities	69,948	419,098
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	15,824	(36,860)
Effect of foreign currency exchange rates	(7)	256
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	65,915	89,979
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$81,732	$53,375
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,951	$3,280
Distributions declared during the period	24,319	24,735
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$—	$(124)
Stock issued in connection with dividend reinvestment plan	5,399	10,856
Change in distributions payable	—	(3,638)
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2022	September 30, 2022
Cash and cash equivalents	$14,934	$16,307
Foreign currencies (cost of $2,020 and $1,510, respectively)	1,680	1,271
Restricted cash and cash equivalents	62,080	45,672
Restricted foreign currencies (cost of $3,007 and $2,721, respectively)	3,038	2,665
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$81,732	$65,915
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Airlines
Aurora Lux Finco S.A.R.L. #(8)(13)	One stop	L + 6.00%	(b)	10.32%	12/2026	$7,623	$7,515	0.6%	$7,242
Auto Components
COP CollisionRight Holdings, Inc.~^	One stop	SF + 4.75%	(l)	9.39%	04/2028	8,698	8,593	0.7	8,523
COP CollisionRight Holdings, Inc.	One stop	SF + 4.75%	(l)	9.48%	04/2028	27	26	—	25
COP CollisionRight Holdings, Inc.(5)	One stop	SF + 4.75%		N/A(6)	04/2028	—	(25)	—	(35)
Covercraft Parent III, Inc.^	Senior loan	L + 4.50%	(b)	8.24%	08/2027	2,072	2,056	0.2	2,030
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(b)	9.23%	08/2027	422	414	—	407
Covercraft Parent III, Inc.	Senior loan	L + 4.50%	(b)	9.23%	08/2027	19	18	—	17
North Haven Falcon Buyer, LLC#	One stop	L + 6.50%	(b)	11.18%	05/2027	2,358	2,340	0.2	2,240
North Haven Falcon Buyer, LLC	One stop	L + 6.50%	(b)	11.23%	05/2027	395	389	—	375
						13,991	13,811	1.1	13,582
Automobiles
CG Group Holdings, LLC#~(22)	One stop	L + 7.25%	(b)	9.98% cash/2.00% PIK	07/2027	13,562	13,416	1.0	12,476
CG Group Holdings, LLC(22)	One stop	L + 7.25%	(a)	9.63% cash/2.00% PIK	07/2026	340	335	—	316
Denali Midco 2, LLC^	One stop	SF + 6.25%	(k)	10.67%	12/2027	9,928	9,846	0.8	9,733
Denali Midco 2, LLC^	One stop	SF + 6.25%	(k)	10.67%	12/2027	2,971	2,946	0.2	2,913
Denali Midco 2, LLC~	One stop	SF + 6.25%	(k)	10.67%	12/2027	2,673	2,651	0.2	2,621
Denali Midco 2, LLC	One stop	SF + 6.25%	(k)	10.67%	12/2027	1,805	1,790	0.1	1,770
Denali Midco 2, LLC	One stop	SF + 6.25%	(k)	10.67%	12/2027	1,715	1,701	0.1	1,681
Denali Midco 2, LLC	One stop	SF + 6.25%	(k)	10.67%	12/2027	1,497	1,484	0.1	1,467
Denali Midco 2, LLC	One stop	SF + 6.25%	(k)	10.67%	12/2027	1,233	1,223	0.1	1,209
Denali Midco 2, LLC	One stop	SF + 6.25%	(k)	10.67%	12/2027	1,197	1,187	0.1	1,174
Denali Midco 2, LLC	One stop	SF + 6.25%	(k)	10.67%	12/2027	1,197	1,187	0.1	1,174
Denali Midco 2, LLC	One stop	SF + 6.25%	(k)	10.67%	12/2027	988	980	0.1	968
Denali Midco 2, LLC#	One stop	SF + 6.50%	(k)	10.92%	12/2027	560	544	—	554
Denali Midco 2, LLC	One stop	SF + 6.50%	(k)	10.92%	12/2027	75	73	—	74
Denali Midco 2, LLC	One stop	SF + 6.50%	(k)	10.92%	12/2027	37	36	—	37
Denali Midco 2, LLC(5)	One stop	SF + 6.25%		N/A(6)	12/2027	—	(4)	—	(10)
Denali Midco 2, LLC(5)	One stop	SF + 6.50%		N/A(6)	12/2027	—	(13)	—	(4)
JHCC Holdings LLC	One stop	L + 5.75%	(b)(d)	11.03%	09/2025	4,978	4,941	0.4	4,828
JHCC Holdings LLC~	One stop	L + 5.75%	(b)	10.48%	09/2025	2,936	2,914	0.2	2,848
JHCC Holdings LLC	One stop	L + 5.75%	(b)	10.48%	09/2025	910	893	0.1	859
JHCC Holdings LLC#	One stop	P + 4.75%	(d)	12.25%	09/2025	253	251	—	245
JHCC Holdings LLC	One stop	P + 4.75%	(b)(d)	11.52%	09/2025	61	61	—	58
MOP GM Holding, LLC~+	One stop	SF + 5.75%	(m)	9.98%	11/2026	9,570	9,492	0.7	9,092
MOP GM Holding, LLC^	One stop	SF + 5.75%	(m)	10.70%	11/2026	1,342	1,328	0.1	1,275
MOP GM Holding, LLC~	One stop	SF + 5.75%	(m)	10.45%	11/2026	1,060	1,052	0.1	1,007
MOP GM Holding, LLC+	One stop	SF + 5.75%	(m)	10.45%	11/2026	1,029	1,021	0.1	978
MOP GM Holding, LLC+	One stop	SF + 5.75%	(m)	10.79%	11/2026	762	756	0.1	724
MOP GM Holding, LLC	One stop	SF + 5.75%	(m)	8.98%	11/2026	633	629	—	602
MOP GM Holding, LLC	One stop	SF + 5.75%	(m)	10.62%	11/2026	584	575	—	555
MOP GM Holding, LLC	One stop	SF + 5.75%	(m)	9.98%	11/2026	213	211	—	202
MOP GM Holding, LLC	One stop	SF + 5.75%	(m)	9.50%	11/2026	185	183	—	176
MOP GM Holding, LLC	One stop	SF + 5.75%	(m)	10.58%	11/2026	136	134	—	126
MOP GM Holding, LLC	One stop	SF + 5.75%	(l)	8.99%	11/2026	93	92	—	88
MOP GM Holding, LLC	One stop	SF + 5.75%	(l)	9.55%	11/2026	60	59	—	57
MOP GM Holding, LLC	One stop	SF + 5.75%	(m)	10.79%	11/2026	31	31	—	29
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
MOP GM Holding, LLC	One stop	SF + 5.75%	(m)	8.94%	11/2026	$31	$31	—%	$29
MOP GM Holding, LLC(5)	One stop	SF + 5.75%		N/A(6)	11/2026	—	(13)	—	—
National Express Wash Parent Holdco, LLC^	One stop	SF + 5.50%	(m)	10.29%	07/2029	1,572	1,558	0.1	1,509
National Express Wash Parent Holdco, LLC	One stop	SF + 5.50%	(m)	10.22%	07/2029	745	735	0.1	700
National Express Wash Parent Holdco, LLC(5)	One stop	SF + 5.50%		N/A(6)	07/2029	—	(2)	—	(8)
POY Holdings, LLC#^+	One stop	L + 5.50%	(b)	10.23%	11/2027	18,234	17,936	1.4	18,234
POY Holdings, LLC	One stop	L + 5.50%	(b)	10.23%	11/2027	1,194	1,184	0.1	1,194
POY Holdings, LLC	One stop	L + 5.50%	(b)	10.23%	11/2027	36	32	—	36
POY Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2027	—	(22)	—	—
Quick Quack Car Wash Holdings, LLC^	One stop	L + 7.00%	(b)	11.41%	10/2024	1,997	1,990	0.2	1,978
Quick Quack Car Wash Holdings, LLC~	One stop	L + 7.00%	(b)	11.41%	10/2024	1,639	1,627	0.2	1,622
Quick Quack Car Wash Holdings, LLC	One stop	L + 7.00%	(b)	11.41%	10/2024	1,222	1,206	0.1	1,210
Quick Quack Car Wash Holdings, LLC#	One stop	L + 7.00%	(c)	11.72%	10/2024	957	948	0.1	947
Quick Quack Car Wash Holdings, LLC~	One stop	L + 7.00%	(b)	11.41%	10/2024	797	791	0.1	789
Quick Quack Car Wash Holdings, LLC~	One stop	L + 7.00%	(b)	11.41%	10/2024	696	691	0.1	689
Quick Quack Car Wash Holdings, LLC~	One stop	L + 7.00%	(b)	11.41%	10/2024	465	462	0.1	461
Quick Quack Car Wash Holdings, LLC~	One stop	L + 7.00%	(b)	11.41%	10/2024	379	376	—	375
Quick Quack Car Wash Holdings, LLC	One stop	L + 7.00%	(b)	11.41%	10/2024	369	353	—	365
Quick Quack Car Wash Holdings, LLC	One stop	L + 7.00%	(b)	11.41%	10/2024	337	332	—	334
Quick Quack Car Wash Holdings, LLC	One stop	L + 7.00%	(b)	11.41%	10/2024	336	318	—	333
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF + 7.00%		N/A(6)	10/2024	—	—	—	(1)
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF + 7.00%		N/A(6)	10/2024	—	(4)	—	(4)
Spotless Brands, LLC#	One stop	SF + 6.50%	(l)	10.71%	07/2028	4,173	4,095	0.3	4,131
Spotless Brands, LLC	One stop	SF + 6.50%	(k)(l)	11.12%	07/2028	453	449	—	448
Spotless Brands, LLC	One stop	SF + 6.50%	(l)	10.71%	07/2028	336	333	—	332
Spotless Brands, LLC(5)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(1)	—	—
TWAS Holdings, LLC~^	One stop	SF + 6.75%	(k)	11.17%	12/2026	12,079	11,979	0.9	11,958
TWAS Holdings, LLC#	One stop	SF + 6.75%	(k)	11.17%	12/2026	7,829	7,767	0.6	7,751
TWAS Holdings, LLC^	One stop	SF + 6.75%	(k)	11.17%	12/2026	7,289	7,231	0.6	7,216
TWAS Holdings, LLC	One stop	SF + 6.75%	(k)	11.17%	12/2026	4,972	4,933	0.4	4,923
TWAS Holdings, LLC	One stop	SF + 6.75%	(k)	11.17%	12/2026	3,135	3,110	0.2	3,104
TWAS Holdings, LLC(5)	One stop	SF + 6.75%		N/A(6)	12/2026	—	(3)	—	(4)
						135,886	134,427	10.3	132,553
Beverages
Fintech Midco, LLC+	One stop	L + 5.00%	(b)(c)	9.93%	08/2024	4,772	4,756	0.4	4,724
Fintech Midco, LLC^	One stop	L + 5.00%	(b)(c)	9.93%	08/2024	3,192	3,174	0.2	3,160
Fintech Midco, LLC	One stop	L + 5.00%	(b)(c)	9.93%	08/2024	430	428	—	426
Fintech Midco, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2024	—	—	—	(1)
Watermill Express, LLC#	One stop	L + 5.50%	(b)	10.23%	04/2027	883	877	0.1	883
Watermill Express, LLC	One stop	L + 5.50%	(b)	10.23%	04/2027	53	53	—	53
Watermill Express, LLC	One stop	L + 5.50%		N/A(6)	04/2027	—	—	—	—
Winebow Holdings, Inc.#~	One stop	L + 6.25%	(a)	10.63%	07/2025	3,046	3,019	0.3	3,046
						12,376	12,307	1.0	12,291
Building Products
BECO Holding Company, Inc.#~^+	One stop	L + 5.25%	(b)	9.98%	11/2028	32,590	32,319	2.4	31,614
BECO Holding Company, Inc.(5)	One stop	L + 5.25%		N/A(6)	11/2027	—	(4)	—	(12)
BECO Holding Company, Inc.(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(70)	—	(253)
						32,590	32,245	2.4	31,349
Chemicals
Inhance Technologies Holdings LLC^	One stop	L + 5.25%	(b)	8.99%	07/2024	3,584	3,563	0.3	3,512
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Inhance Technologies Holdings LLC#	One stop	L + 5.25%	(b)	8.99%	07/2024	$2,429	$2,421	0.2%	$2,380
Inhance Technologies Holdings LLC#	One stop	L + 5.25%	(b)	8.99%	07/2024	734	733	0.1	720
Inhance Technologies Holdings LLC	One stop	L + 5.25%	(b)	8.99%	07/2024	11	11	—	9
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E + 6.25%	(f)	8.11%	09/2028	14,587	15,557	1.1	13,858
PHM NL SP Bidco B.V.(8)(14)	One stop	L + 6.25%	(c)	10.42%	09/2028	5,922	5,837	0.4	5,626
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	SN + 6.25%	(i)	9.68%	09/2028	3,128	3,405	0.2	2,972
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E + 6.25%	(f)	8.72%	09/2028	1542	1597	0.1	1447
						31,937	33,124	2.4	30,524

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC#~	One stop	L + 5.25%	(b)	9.98%	10/2028	$7,181	$7,096	0.6%	$7,036
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(2)	—	(4)
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	10/2028	—	(6)	—	(13)
North Haven Stack Buyer, LLC#~	One stop	SF + 5.50%	(k)	9.92%	07/2027	3,762	3,734	0.3	3,650
North Haven Stack Buyer, LLC~	One stop	SF + 5.50%	(k)	9.92%	07/2027	1,267	1,258	0.1	1,229
North Haven Stack Buyer, LLC~	One stop	SF + 5.50%	(k)	9.92%	07/2027	418	415	—	405
North Haven Stack Buyer, LLC	One stop	SF + 5.50%	(k)	9.92%	07/2027	152	143	—	116
North Haven Stack Buyer, LLC	One stop	SF + 5.50%	(k)	9.92%	07/2027	50	49	—	46
OVG Business Services, LLC#	One stop	L + 6.25%	(a)	10.64%	11/2028	763	748	0.1	747
OVG Business Services, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2026	—	—	—	(1)
Profile Products LLC#(8)	One stop	L + 5.50%	(b)	10.14%	11/2027	2,680	2,631	0.2	2,627
Profile Products LLC#(8)	One stop	L + 5.50%	(b)	10.14%	11/2027	582	573	—	571
Profile Products LLC(8)	One stop	L + 5.50%	(a)(d)	10.67%	11/2027	32	31	—	31
Profile Products LLC(5)(8)	One stop	L + 5.50%		N/A(6)	11/2027	—	(2)	—	(4)
Profile Products LLC(5)(8)	One stop	L + 5.50%		N/A(6)	11/2027	—	(1)	—	(1)
PT Intermediate Holdings III, LLC#~^	One stop	L + 5.50%	(b)	10.23%	11/2028	24,370	23,981	1.9	24,126
PT Intermediate Holdings III, LLC	One stop	L + 5.50%	(b)	10.23%	11/2028	15,509	15,321	1.2	15,354
Radwell Parent, LLC#^	One stop	SF + 6.53%	(l)	11.21%	03/2029	11,018	10,859	0.8	10,625
Radwell Parent, LLC#	One stop	SF + 6.75%	(l)	11.33%	03/2029	9,950	9,656	0.8	9,652
Radwell Parent, LLC(5)	One stop	SF + 6.75%		N/A(6)	03/2028	—	(5)	—	(10)
Radwell Parent, LLC(5)	One stop	SF + 6.53%		N/A(6)	03/2029	—	(52)	—	(128)
Trinity Air Consultants Holdings Corporation	One stop	L + 5.25%	(c)	9.40%	06/2027	462	455	—	445
Trinity Air Consultants Holdings Corporation#	One stop	L + 5.25%	(c)	10.18%	06/2027	174	171	—	170
Trinity Air Consultants Holdings Corporation	One stop	L + 5.25%		N/A(6)	06/2027	—	—	—	—
						78,370	77,053	6.0	76,669
Communications Equipment
Lightning Finco Limited(8)(10)	One stop	L + 5.50%	(b)	10.23%	09/2028	4,453	4,380	0.3	4,319
Lightning Finco Limited(8)(9)(10)	One stop	E + 5.50%	(e)	7.45%	09/2028	489	534	—	474
						4,942	4,914	0.3	4,793
Containers and Packaging
AmerCareRoyal LLC#(22)	Senior loan	SF + 5.50%	(l)	9.48% cash/0.50% PIK	11/2025	2,558	2,531	0.2	2,533
AmerCareRoyal LLC#(22)	Senior loan	SF + 5.50%	(l)	9.48% cash/0.50% PIK	11/2025	543	537	—	538
AmerCareRoyal LLC(22)	Senior loan	SF + 5.50%	(l)	9.48% cash/0.50% PIK	11/2025	531	525	0.1	526
AmerCareRoyal LLC#(8)(22)	Senior loan	SF + 5.50%	(l)	9.48% cash/0.50% PIK	11/2025	459	454	—	455
Chase Intermediate#~^	One stop	L + 5.00%	(b)(c)	9.85%	10/2028	36,671	36,382	2.8	35,938
Chase Intermediate(5)	One stop	SF + 5.00%		N/A(6)	10/2028	—	(3)	—	(7)
Chase Intermediate(5)	One stop	SF + 5.00%		N/A(6)	10/2028	—	(22)	—	(48)
Fortis Solutions Group, LLC~^	One stop	L + 5.50%	(b)	9.73%	10/2028	15,712	15,489	1.2	15,397
Fortis Solutions Group, LLC	One stop	L + 5.50%	(c)(d)	10.83%	10/2027	40	35	—	34
Fortis Solutions Group, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(42)	—	(1)
Fortis Solutions Group, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(20)	—	(58)
						56,514	55,866	4.3	55,307
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Distributors
WSC Holdings Midco LLC#	Senior loan	SF + 4.50%	(m)	9.20%	07/2027	$1,271	$1,258	0.1%	$1,271
WSC Holdings Midco LLC	Senior loan	SF + 4.50%	(m)	9.28%	07/2027	769	763	0.1	769
WSC Holdings Midco LLC#	Senior loan	SF + 4.50%	(m)	9.15%	07/2027	541	535	—	541
WSC Holdings Midco LLC	Senior loan	SF + 4.50%	(m)	8.77%	07/2027	237	233	—	237
WSC Holdings Midco LLC(5)	Senior loan	SF + 4.50%		N/A(6)	07/2027	—	(1)	—	—
						2,818	2,788	0.2	2,818
Diversified Consumer Services
Certus Pest, Inc.~	One stop	SF + 7.50%	(l)	12.23%	02/2026	621	608	—	621
Certus Pest, Inc.~	One stop	SF + 7.50%	(l)	12.23%	02/2026	595	577	0.1	595
Certus Pest, Inc.	One stop	SF + 7.50%	(l)	12.18%	02/2026	430	428	—	430
Certus Pest, Inc.~	One stop	SF + 7.50%	(l)	12.23%	02/2026	423	418	—	423
Certus Pest, Inc.~	One stop	SF + 7.50%	(l)	12.23%	02/2026	294	288	—	294
Certus Pest, Inc.~	One stop	SF + 7.50%	(l)	12.23%	02/2026	259	247	—	259
Certus Pest, Inc.	One stop	SF + 7.50%	(l)	12.23%	02/2026	253	250	—	253
Certus Pest, Inc.~	One stop	SF + 7.50%	(l)	12.23%	02/2026	149	146	—	149
Certus Pest, Inc.	One stop	SF + 7.50%	(l)	12.23%	02/2026	94	88	—	94
Certus Pest, Inc.	One stop	SF + 7.50%	(l)	12.23%	02/2026	51	41	—	51
Certus Pest, Inc.	One stop	SF + 7.50%	(l)	12.23%	02/2026	21	19	—	21
Certus Pest, Inc.(5)	One stop	SF + 7.50%		N/A(6)	02/2026	—	(1)	—	—
CHHJ Midco, LLC#	Senior loan	L + 5.00%	(a)	9.38%	01/2026	1,083	1,076	0.1	1,083
CHHJ Midco, LLC	Senior loan	L + 5.00%		N/A(6)	01/2026	—	—	—	—
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	8.24%	07/2027	976	964	0.1	957
COP Hometown Acquisitions, Inc.#	Senior loan	L + 4.50%	(b)	8.24%	07/2027	735	729	0.1	721
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	8.24%	07/2027	716	708	0.1	702
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.75%	(b)	9.42%	07/2027	589	578	—	583
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	8.37%	07/2027	469	465	0.1	460
COP Hometown Acquisitions, Inc.	Senior loan	L + 4.50%	(b)	8.70%	07/2027	332	328	—	325
COP Hometown Acquisitions, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	07/2027	—	—	—	(1)
DP Flores Holdings, LLC#	One stop	SF + 6.50%	(m)	11.23%	09/2028	1,320	1,298	0.1	1,320
DP Flores Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	09/2028	—	(2)	—	—
DP Flores Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	09/2028	—	(7)	—	—
EMS LINQ, LLC#+	One stop	L + 6.25%	(a)	10.63%	12/2027	4,244	4,208	0.3	4,159
EMS LINQ, LLC(5)	One stop	L + 6.25%		N/A(6)	12/2027	—	(1)	—	(3)
EWC Growth Partners LLC	One stop	L + 6.00%	(b)	10.73%	03/2026	1,088	1,083	0.1	1,084
EWC Growth Partners LLC#	One stop	L + 6.00%	(b)	10.73%	03/2026	63	62	—	62
EWC Growth Partners LLC	One stop	L + 6.00%	(b)	10.73%	03/2026	14	14	—	14
EWC Growth Partners LLC(5)	One stop	L + 6.00%		N/A(6)	03/2026	—	(1)	—	—
FPG Intermediate Holdco, LLC	One stop	SF + 6.00%	(k)	10.42%	03/2027	8,027	7,866	0.6	7,631
FPG Intermediate Holdco, LLC^	One stop	SF + 6.00%	(k)	10.42%	03/2027	7,254	7,154	0.5	6,990
FPG Intermediate Holdco, LLC	One stop	P + 5.00%	(d)(k)	12.31%	03/2027	32	31	—	29
FPG Intermediate Holdco, LLC(5)	One stop	SF + 6.50%		N/A(6)	03/2027	—	(23)	—	(25)
FSS Buyer LLC^	One stop	L + 5.75%	(a)	10.13%	08/2028	2,327	2,289	0.2	2,303
FSS Buyer LLC(5)	One stop	L + 5.75%		N/A(6)	08/2027	—	(1)	—	—
HS Spa Holdings, Inc.#	One stop	SF + 5.75%	(m)	10.45%	06/2029	3,995	3,921	0.3	3,915
HS Spa Holdings, Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2028	—	(2)	—	(2)
Learn-it Systems, LLC#	Senior loan	L + 4.75%	(c)	8.92%	03/2025	742	736	0.1	682
Learn-it Systems, LLC	Senior loan	L + 4.75%	(c)	9.90%	03/2025	562	559	0.1	517
Learn-it Systems, LLC	Senior loan	L + 4.75%	(c)	9.90%	03/2025	207	204	—	190
Learn-it Systems, LLC	Senior loan	L + 4.75%	(c)	9.90%	03/2025	21	20	—	18
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Liminex, Inc.+	One stop	SF + 7.25%	(l)	11.98%	11/2026	$19,521	$19,381	1.6%	$19,911
Liminex, Inc.#	One stop	SF + 7.25%	(l)	11.98%	11/2026	10,188	10,123	0.8	10,392
Liminex, Inc.#	One stop	SF + 6.25%	(l)	10.98%	11/2026	3,516	3,486	0.3	3,481
Liminex, Inc.(5)	One stop	SF + 7.25%		N/A(6)	11/2026	—	(1)	—	—
Litera Bidco LLC#	One stop	SF + 6.00%	(k)	10.42%	05/2026	1,319	1,307	0.1	1,306
Litera Bidco LLC#	One stop	SF + 5.75%	(k)	10.17%	05/2026	606	603	0.1	596
Litera Bidco LLC	One stop	SF + 5.75%	(k)	10.17%	05/2026	271	270	—	267
Litera Bidco LLC	One stop	SF + 5.75%	(k)	10.17%	05/2026	271	271	—	267
Litera Bidco LLC	One stop	SF + 6.00%	(k)	10.42%	05/2026	119	118	—	118
Litera Bidco LLC	One stop	L + 5.75%	(b)	10.35%	05/2025	8	8	—	8
Mario Purchaser, LLC#	One stop	SF + 5.75%	(k)	10.17%	04/2029	3,952	3,881	0.3	3,873
Mario Purchaser, LLC(22)	One stop	SF + 10.75%	(k)	15.17% PIK	04/2032	1,755	1,711	0.1	1,755
Mario Purchaser, LLC	One stop	SF + 5.75%	(k)	10.17%	04/2029	1,444	1,386	0.1	1,345
Mario Purchaser, LLC(5)	One stop	SF + 5.75%		N/A(6)	04/2028	—	(1)	—	(1)
Mathnasium, LLC#	One stop	L + 5.00%	(c)	10.13%	11/2027	4,187	4,153	0.3	4,145
Mathnasium, LLC	One stop	L + 5.00%	(c)	10.13%	11/2027	13	12	—	12
NSG Buyer, Inc. #	One stop	SF + 6.50%	(k)	10.92%	11/2029	8,037	7,880	0.6	7,956
NSG Buyer, Inc. (5)	One stop	SF + 6.50%		N/A(6)	11/2029	—	(37)	—	(19)
NSG Buyer, Inc. (5)	One stop	SF + 6.50%		N/A(6)	11/2028	—	(1)	—	(1)
Provenance Buyer LLC^	One stop	L + 5.00%	(a)	9.38%	06/2027	4,311	4,272	0.3	4,311
Provenance Buyer LLC#~	One stop	L + 5.00%	(a)	9.38%	06/2027	2,941	2,896	0.2	2,941
Provenance Buyer LLC(5)	One stop	L + 5.00%		N/A(6)	06/2027	—	(2)	—	—
Provenance Buyer LLC(5)	One stop	L + 5.00%		N/A(6)	06/2027	—	(33)	—	—
RW AM Holdco LLC^	One stop	SF + 5.25%	(m)	9.33%	04/2028	9,155	9,074	0.7	8,697
RW AM Holdco LLC(5)	One stop	P + 4.25%		N/A(6)	04/2028	—	(1)	—	(8)
						109,600	108,121	8.4	108,256
Diversified Financial Services
Adenza Group, Inc. #	One stop	L + 5.75%	(a)	10.13%	12/2027	1,245	1,225	0.1	1,207
Adenza Group, Inc. (5)	One stop	L + 5.75%		N/A(6)	12/2027	—	(2)	—	(10)
Adenza Group, Inc.	One stop	L + 5.75%		N/A(6)	12/2025	—	—	—	—
Avalara, Inc.#	One stop	SF + 7.25%	(l)	11.83%	10/2028	6,229	6,079	0.5	6,073
Avalara, Inc.(5)	One stop	SF + 7.25%		N/A(6)	10/2028	—	(3)	—	(3)
Banker's Toolbox, Inc.^	One stop	SF + 5.25%	(m)	9.23%	07/2027	3,441	3,414	0.3	3,372
Banker's Toolbox, Inc.	One stop	SF + 5.25%	(k)	9.57%	07/2027	552	545	—	523
Banker's Toolbox, Inc.(5)	One stop	SF + 5.25%		N/A(6)	07/2027	—	(1)	—	(2)
Flash Topco, Inc.^	One stop	L + 5.75%	(b)	10.16%	10/2028	7,607	7,544	0.6	7,227
Flash Topco, Inc.	One stop	L + 5.75%	(b)	10.12%	10/2028	27	26	—	21
Higginbotham Insurance Agency, Inc.#	One stop	L + 5.25%	(a)	9.63%	11/2026	1,827	1,809	0.1	1,808
Higginbotham Insurance Agency, Inc.	One stop	L + 5.25%	(a)	9.63%	11/2026	407	403	—	397
						21,335	21,039	1.6	20,613
Diversified Telecommunication Services
NTI Connect, LLC#	Senior loan	SF + 4.75%	(l)	9.48%	12/2024	636	629	—	636

Electronic Equipment, Instruments and Components
CST Holding Company#	One stop	SF + 6.75%	(k)	10.97%	11/2028	9,950	9,660	0.8	9,652
CST Holding Company	One stop	SF + 6.75%	(k)	10.97%	11/2028	5	4	—	4
						9,955	9,664	0.8	9,656
Food & Staples Retailing
Mendocino Farms, LLC	One stop	SF + 6.25%	(k)	10.67%	06/2025	631	624	0.1	631
Mendocino Farms, LLC	One stop	SF + 6.25%	(k)	10.67%	06/2025	323	320	—	323
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Mendocino Farms, LLC	One stop	SF + 6.25%	(k)	10.67%	06/2025	$254	$252	—%	$254
Mendocino Farms, LLC	One stop	SF + 6.25%	(k)	10.67%	06/2025	249	247	—	249
Mendocino Farms, LLC	One stop	SF + 6.25%	(k)	10.67%	06/2025	163	161	—	163
Mendocino Farms, LLC	One stop	SF + 6.25%	(k)	10.67%	06/2025	123	121	—	123
Mendocino Farms, LLC	One stop	SF + 6.25%	(k)	10.67%	06/2025	122	121	—	122
Mendocino Farms, LLC	One stop	SF + 6.25%	(k)	10.67%	06/2025	60	60	—	60
Mendocino Farms, LLC(5)	One stop	SF + 6.25%		N/A(6)	06/2025	—	(8)	—	—
Ruby Slipper Cafe LLC, The	One stop	SF + 7.50%	(l)	12.23%	06/2024	328	328	—	328
Ruby Slipper Cafe LLC, The	One stop	SF + 7.50%	(l)	12.23%	06/2024	115	115	—	115
Ruby Slipper Cafe LLC, The	One stop	SF + 7.50%	(l)	12.23%	06/2024	55	55	—	55
Ruby Slipper Cafe LLC, The	One stop	SF + 7.50%	(l)	12.23%	06/2024	—	—	—	—
Ruby Slipper Cafe LLC, The(5)	One stop	SF + 7.50%		N/A(6)	06/2024	—	(1)	—	—
Wineshipping.com LLC^	One stop	L + 5.75%	(b)	10.16%	10/2027	3,071	3,047	0.3	2,948
Wineshipping.com LLC	One stop	L + 5.75%	(b)	9.66%	10/2027	84	80	—	81
Wineshipping.com LLC	One stop	L + 5.75%	(b)	10.24%	10/2027	20	19	—	17
Wood Fired Holding Corp.	One stop	L + 6.25%	(b)	10.98%	12/2023	1,799	1,792	0.2	1,799
Wood Fired Holding Corp.	One stop	L + 6.25%		N/A(6)	12/2023	—	—	—	—
						7,397	7,333	0.6	7,268
Food Products
Borrower R365 Holdings, LLC+(22)	One stop	L + 6.50%	(b)	8.23% cash/3.00% PIK	06/2027	5,292	5,217	0.4	5,292
Borrower R365 Holdings, LLC#(22)	One stop	L + 6.50%	(b)	8.23% cash/3.00% PIK	06/2027	441	434	—	441
Borrower R365 Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	06/2027	—	(1)	—	—
Borrower R365 Holdings, LLC(5)	One stop	L + 6.50%		N/A(6)	06/2027	—	(4)	—	—
Flavor Producers, LLC#(22)	Senior loan	SF + 6.50%	(d)(l)	9.43% cash/1.75% PIK	12/2024	440	439	—	427
Flavor Producers, LLC(22)	Senior loan	SF + 6.50%	(l)	11.13%	09/2024	—	—	—	—
Kodiak Cakes, LLC+	Senior loan	L + 6.00%	(b)	10.73%	06/2027	4,827	4,782	0.4	4,393
Kodiak Cakes, LLC	Senior loan	L + 6.00%	(b)	10.73%	06/2026	150	148	—	139
Louisiana Fish Fry Products, Ltd.#~	One stop	SF + 6.25%	(l)	10.80%	07/2027	4,196	4,164	0.3	3,817
Louisiana Fish Fry Products, Ltd.	One stop	SF + 6.25%	(l)	10.91%	07/2027	73	71	—	64
MAPF Holdings, Inc.~+	One stop	SF + 5.50%	(l)	10.23%	12/2026	15,033	14,933	1.2	14,883
MAPF Holdings, Inc.	One stop	SF + 5.50%	(b)(l)	10.08%	12/2026	120	118	—	117
P&P Food Safety Holdings, Inc.~	One stop	SF + 6.00%	(l)	10.73%	12/2026	7,004	6,940	0.5	6,723
P&P Food Safety Holdings, Inc.(5)	One stop	SF + 6.00%		N/A(6)	12/2026	—	(1)	—	(4)
P&P Food Safety Holdings, Inc.(5)	One stop	SF + 6.00%		N/A(6)	12/2026	—	(22)	—	—
Ultimate Baked Goods Midco LLC#	One stop	L + 6.50%	(a)	10.88%	08/2027	2,827	2,789	0.2	2,685
Ultimate Baked Goods Midco LLC	One stop	L + 6.50%	(a)	10.88%	08/2027	18	17	—	14
Whitebridge Pet Brands, LLC^	One stop	L + 5.00%	(a)	9.38%	07/2027	9,916	9,836	0.8	9,717
Whitebridge Pet Brands, LLC	One stop	L + 5.00%	(a)	9.36%	07/2027	100	98	—	95
Wizard Bidco Limited#(8)(9)(10)	One stop	SN + 4.50%	(i)	7.93%	03/2029	3,206	3,447	0.2	2,973
Wizard Bidco Limited(8)(9)(10)	One stop	SN + 4.50%	(i)	7.93%	09/2028	91	88	—	85
						53,734	53,493	4.0	51,861

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior loan	L + 8.25%	(b)	10.95%	09/2024	$182	$181	—%	$182
Coding Solutions Acquisition, Inc.#	One stop	SF + 5.50%	(k)	9.82%	05/2028	2,710	2,686	0.2	2,710
Coding Solutions Acquisition, Inc.	One stop	SF + 5.50%	(k)	9.82%	05/2028	14	13	—	14
Coding Solutions Acquisition, Inc.(5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(4)	—	—
Color Intermediate, LLC#	One stop	SF + 5.50%	(l)	10.18%	10/2029	6,108	5,990	0.5	5,864
Connexin Software, Inc.#+	One stop	L + 8.50%	(b)	13.23%	02/2024	1,586	1,582	0.1	1,586
Connexin Software, Inc.	One stop	SF + 8.50%		N/A(6)	02/2024	—	—	—	—
ESO Solution, Inc.#+	One stop	SF + 7.00%	(l)	11.59%	05/2027	3,811	3,782	0.3	3,811
ESO Solution, Inc.(5)	One stop	SF + 7.00%		N/A(6)	03/2027	—	(1)	—	—
HSI Halo Acquisition, Inc.#	One stop	SF + 5.75%	(m)	9.83%	08/2026	1,502	1,482	0.1	1,472
HSI Halo Acquisition, Inc.#	One stop	SF + 5.75%	(m)	9.83%	08/2026	792	784	0.1	776
HSI Halo Acquisition, Inc.~	One stop	SF + 5.75%	(m)	9.83%	08/2026	521	518	—	511
HSI Halo Acquisition, Inc.	One stop	SF + 5.75%	(m)	9.86%	08/2026	501	496	—	491
HSI Halo Acquisition, Inc.	One stop	SF + 5.75%	(m)	9.84%	08/2026	364	359	—	357
HSI Halo Acquisition, Inc.	One stop	SF + 5.75%	(m)	9.83%	08/2026	304	302	—	298
HSI Halo Acquisition, Inc.	One stop	SF + 5.75%	(l)(m)	10.26%	09/2025	39	38	—	38
HSI Halo Acquisition, Inc.(22)	One stop	N/A		10.00%	08/2026	5	5	—	7
Nextech Holdings, LLC~+	One stop	L + 5.25%	(b)	9.66%	06/2025	17,446	17,377	1.3	17,272
Nextech Holdings, LLC+	One stop	L + 5.25%	(b)	9.66%	06/2025	707	704	0.1	700
Nextech Holdings, LLC	One stop	L + 5.25%	(b)	9.99%	06/2025	50	49	—	47
Plasma Buyer LLC#	One stop	SF + 5.75%	(k)	10.07%	05/2029	2,790	2,739	0.2	2,706
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(1)	—	(1)
Plasma Buyer LLC(5)	One stop	SF + 5.75%		N/A(6)	05/2029	—	(7)	—	(22)
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.00%	(b)	9.73%	06/2025	5,651	5,620	0.4	5,538
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.00%	(b)	9.73%	06/2025	4,974	4,974	0.4	4,874
Qgenda Intermediate Holdings, LLC~	One stop	L + 5.00%	(b)	9.73%	06/2025	2,407	2,407	0.2	2,359
Qgenda Intermediate Holdings, LLC+	One stop	L + 5.00%	(b)	9.73%	06/2025	674	672	0.1	661
Qgenda Intermediate Holdings, LLC(5)	One stop	L + 5.00%		N/A(6)	06/2025	—	—	—	(2)
Transaction Data Systems, Inc.~+	One stop	L + 4.50%	(b)	9.23%	02/2026	11,166	11,020	0.9	10,943
Transaction Data Systems, Inc.(5)	One stop	L + 4.50%		N/A(6)	02/2026	—	(1)	—	(3)
Veranex, Inc.	Senior loan	SF + 4.75%	(l)(m)	9.47%	04/2028	375	358	—	189
Veranex, Inc.#	Senior loan	SF + 4.75%	(m)	7.52%	04/2028	199	197	—	189
Veranex, Inc.(5)	Senior loan	P + 3.75%		N/A(6)	04/2028	—	—	—	(3)
						64,878	64,321	4.9	63,564
Healthcare Equipment and Supplies
Aspen Medical Products, LLC~	One stop	L + 5.25%	(b)	9.08%	06/2025	937	933	0.1	928
Aspen Medical Products, LLC#	One stop	L + 5.25%	(b)	9.08%	06/2025	60	60	—	60
Aspen Medical Products, LLC	One stop	L + 5.25%		N/A(6)	06/2025	—	—	—	—
Baduhenna Bidco Limited(8)(10)	One stop	SF + 5.95%	(j)	10.53%	08/2028	2,330	2,297	0.2	2,330
Baduhenna Bidco Limited(8)(9)(10)	One stop	E + 5.95%	(e)	7.93%	08/2028	1,334	1,454	0.1	1,319
Baduhenna Bidco Limited(8)(9)(10)	One stop	SN + 5.95%	(i)	9.50%	08/2028	368	417	—	366
Baduhenna Bidco Limited(8)(9)(10)	One stop	E + 5.95%	(e)	8.15%	08/2028	318	326	—	315
Baduhenna Bidco Limited(5)(8)(9)(10)	One stop	SF + 5.95%		N/A(6)	08/2028	—	(7)	—	(3)
Belmont Instrument, LLC^	One stop	SF + 6.25%	(l)	10.76%	08/2028	4,888	4,842	0.4	4,839
Belmont Instrument, LLC	One stop	P + 5.25%	(d)	12.75%	08/2028	15	14	—	14
Blades Buyer, Inc.#~	Senior loan	SF + 5.00%	(l)(m)	8.66%	03/2028	2,485	2,455	0.2	2,423
Blades Buyer, Inc.	Senior loan	SF + 5.00%	(k)	9.37%	03/2028	1,115	1,105	0.1	1,087
Blades Buyer, Inc.	Senior loan	SF + 5.25%	(k)	9.37%	03/2028	463	456	—	456
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Blades Buyer, Inc.(5)	Senior loan	SF + 4.75%		N/A(6)	03/2028	$—	$(1)	—%	$(4)
Blue River Pet Care, LLC~^	One stop	L + 5.00%	(a)	9.38%	07/2026	13,023	12,902	1.0	12,632
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)	9.37%	07/2026	11,913	11,772	0.9	11,381
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)	9.38%	07/2026	2,778	2,756	0.2	2,695
Blue River Pet Care, LLC	One stop	L + 5.00%	(a)	9.38%	07/2026	2,670	2,649	0.2	2,590
Blue River Pet Care, LLC(5)	One stop	L + 5.00%		N/A(6)	08/2025	—	(1)	—	(4)
CCSL Holdings, LLC~	One stop	SF + 6.50%	(k)	10.92%	12/2026	6,085	6,034	0.5	6,024
CCSL Holdings, LLC	One stop	SF + 6.50%	(k)	10.92%	12/2026	1,642	1,630	0.1	1,626
CCSL Holdings, LLC#(8)(9)	One stop	SN + 6.50%	(i)	10.03%	12/2026	945	974	—	935
CCSL Holdings, LLC	One stop	SF + 6.50%	(k)	10.92%	12/2026	130	128	—	128
CCSL Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	12/2026	—	(6)	—	(6)
CCSL Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	12/2026	—	(9)	—	(10)
CMI Parent Inc.~+	Senior loan	SF + 4.75%	(k)	9.17%	08/2025	14,174	14,091	1.1	13,891
CMI Parent Inc.+	Senior loan	SF + 4.75%	(k)	9.17%	08/2025	6,787	6,741	0.5	6,651
CMI Parent Inc.#	Senior loan	SF + 4.75%	(k)	9.17%	08/2025	6,179	6,122	0.5	6,055
CMI Parent Inc.(5)	Senior loan	L + 4.75%		N/A(6)	08/2025	—	(1)	—	(3)
						80,639	80,133	6.1	78,715

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC	One stop	L + 5.50%	(a)	9.82%	12/2027	$4,140	$4,070	0.3%	$3,885
AAH TOPCO, LLC (22)	Subordinated debt	N/A		11.50% PIK	12/2031	1,120	1,103	0.1	1,042
AAH TOPCO, LLC #	One stop	L + 5.50%	(a)	9.89%	12/2027	520	515	0.1	504
AAH TOPCO, LLC (5)	One stop	L + 5.50%		N/A(6)	12/2027	—	(1)	—	(2)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(22)	Subordinated debt	L + 10.50%	(a)(b)	15.17%	03/2028	12,187	12,006	0.9	12,187
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 6.13%	(b)	10.85%	03/2027	1,838	1,821	0.2	1,815
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L + 6.13%	(b)	10.85%	03/2027	1,537	1,517	0.1	1,517
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(22)	Subordinated debt	L + 10.50%	(b)	15.23%	03/2028	761	752	0.1	761
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 6.25%	(b)	10.98%	03/2027	505	494	—	497
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(22)	Subordinated debt	L + 10.50%	(b)	15.23%	03/2028	291	288	—	291
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L + 6.25%	(a)(b)	10.81%	03/2027	193	190	—	190
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	L + 6.00%		N/A(6)	03/2027	—	(1)	—	(1)
Community Care Partners, LLC#	One stop	SF + 6.00%	(k)	10.44%	06/2026	1,209	1,200	0.1	1,185
Community Care Partners, LLC(5)	One stop	SF + 6.00%		N/A(6)	06/2026	—	(1)	—	(4)
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(b)	9.23%	12/2024	3,926	3,902	0.3	3,848
CRH Healthcare Purchaser, Inc.~	Senior loan	L + 4.50%	(b)	9.23%	12/2024	1,669	1,659	0.2	1,636
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(b)	9.23%	12/2024	1,248	1,241	0.1	1,223
CRH Healthcare Purchaser, Inc.#	Senior loan	L + 4.50%	(b)	9.23%	12/2024	845	840	0.1	829
CRH Healthcare Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	12/2024	—	(1)	—	(3)
Datix Bidco Limited(8)(9)(10)	Senior loan	SN + 4.50%	(i)	7.93%	04/2025	22,823	25,433	1.7	22,138
Datix Bidco Limited(8)(9)(10)	Second lien	SN + 7.75%	(i)	11.18%	04/2026	8,098	9,011	0.6	7,774
Datix Bidco Limited(8)(9)(10)	Senior loan	SN + 4.50%	(i)	7.93%	04/2025	4,227	4,675	0.3	4,100
Datix Bidco Limited(8)(10)	Senior loan	SF + 4.50%	(m)	8.95%	04/2025	183	182	—	178
Datix Bidco Limited(8)(10)	Senior loan	SF + 4.50%	(k)	8.95%	09/2024	60	60	—	59
Datix Bidco Limited(8)(10)	Second lien	SF + 7.75%	(m)	12.20%	04/2026	58	57	—	56
Elite Dental Partners LLC(22)	One stop	SF + 5.25%	(l)	9.98% PIK	06/2023	1,842	1,838	0.1	1,529
Elite Dental Partners LLC(22)	One stop	SF + 12.00%	(l)	16.73% PIK	06/2023	686	686	0.1	659
Elite Dental Partners LLC(22)	One stop	SF + 5.25%	(l)	9.98% PIK	06/2023	199	199	—	199
Emerge Intermediate, Inc.(22)	One stop	SF + 6.50%	(l)	10.73% cash/0.50% PIK	05/2024	2,304	2,287	0.2	2,281
Emerge Intermediate, Inc.#(22)	One stop	SF + 6.50%	(l)	10.73% cash/0.50% PIK	05/2024	219	218	—	216
Emerge Intermediate, Inc.(22)	One stop	SF + 6.50%	(l)	10.52% cash/0.50% PIK	05/2024	15	14	—	14
Encorevet Group LLC	One stop	L + 6.75%	(b)	11.48%	11/2024	14,593	14,525	1.1	14,301
Encorevet Group LLC	One stop	L + 6.75%	(b)	11.48%	11/2024	7,511	7,468	0.6	7,360
Encorevet Group LLC~	Senior loan	L + 6.75%	(b)	11.48%	11/2024	3,960	3,946	0.3	3,881
Encorevet Group LLC	One stop	L + 6.75%	(b)	11.48%	11/2024	1,975	1,964	0.2	1,936
Encorevet Group LLC~	Senior loan	L + 6.75%	(b)	11.48%	11/2024	1,778	1,778	0.2	1,742
Encorevet Group LLC~	Senior loan	L + 6.75%	(b)	11.48%	11/2024	1,107	1,103	0.1	1,084
Encorevet Group LLC	Senior loan	L + 6.75%	(b)	11.48%	11/2024	919	915	0.1	900
Encorevet Group LLC	One stop	L + 6.75%	(b)	11.48%	11/2024	654	650	—	641
Encorevet Group LLC	One stop	L + 6.75%	(b)	11.48%	11/2024	626	622	—	614
Encorevet Group LLC	One stop	L + 6.75%	(b)	11.48%	11/2024	567	563	—	556
Encorevet Group LLC	One stop	L + 6.75%	(b)	11.48%	11/2024	390	388	—	382
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Encorevet Group LLC	One stop	L + 6.75%	(b)	11.48%	11/2024	$243	$242	—%	$239
Encorevet Group LLC	Senior loan	L + 6.75%	(b)	11.48%	11/2024	158	158	—	155
Encorevet Group LLC	One stop	L + 6.75%	(b)	11.48%	11/2024	119	118	—	116
Encorevet Group LLC	Senior loan	L + 6.75%	(b)	11.12%	11/2024	27	26	—	26
Encorevet Group LLC(5)	One stop	L + 6.75%		N/A(6)	11/2024	—	(1)	—	—
ERC Topco Holdings, LLC#^	One stop	L + 5.50%	(b)	10.23%	11/2028	17,536	17,398	1.3	16,835
ERC Topco Holdings, LLC	One stop	P + 4.50%	(b)(d)	11.15%	11/2027	93	91	—	88
ERC Topco Holdings, LLC(5)	One stop	L + 5.50%		N/A(6)	11/2028	—	(29)	—	(136)
Eyecare Services Partners Holdings LLC(7)(22)	One stop	L + 9.25%	(b)	5.41% cash/8.25% PIK	05/2023	4,107	4,093	0.2	2,053
Eyecare Services Partners Holdings LLC(7)(22)	One stop	L + 9.25%	(b)	5.41% cash/8.25% PIK	05/2023	1,223	1,222	0.1	611
Eyecare Services Partners Holdings LLC(22)	One stop	L + 9.25%	(b)	5.61% cash/8.25% PIK	05/2023	177	177	—	177
Eyecare Services Partners Holdings LLC(7)(22)	One stop	L + 9.25%	(a)(b)	5.41% cash/8.25% PIK	05/2023	148	147	—	62
Eyecare Services Partners Holdings LLC(22)	One stop	L + 9.25%	(b)	5.41% cash/8.25% PIK	05/2023	91	91	—	90
Eyecare Services Partners Holdings LLC(7)(22)	One stop	L + 9.25%	(b)	5.41% cash/8.25% PIK	05/2023	91	91	—	46
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C + 5.00%	(h)	9.88%	03/2027	3,660	3,840	0.3	3,660
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C + 5.00%	(h)	9.88%	03/2027	2,679	2,711	0.2	2,679
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C + 5.00%	(h)	9.88%	03/2027	2,492	2,636	0.2	2,492
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(12)	One stop	L + 5.00%	(b)	9.73%	03/2027	1,098	1,088	0.1	1,098
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(9)(12)	One stop	C + 4.50%	(h)	8.74%	03/2027	772	776	0.1	772
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(12)	One stop	SF + 5.00%	(l)	9.70%	03/2027	488	484	—	488
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C + 5.00%	(h)	9.88%	03/2027	432	422	—	432
Heartland Veterinary Partners LLC	Senior loan	SF + 4.75%	(k)(l)(m)	9.25%	12/2026	1,698	1,679	0.1	1,649
Heartland Veterinary Partners LLC#	Senior loan	SF + 4.75%	(m)	9.56%	12/2026	382	379	—	374
Heartland Veterinary Partners LLC	Senior loan	SF + 4.75%		N/A(6)	12/2026	—	—	—	—
Klick Inc.^(8)(12)	Senior loan	L + 4.50%	(b)	9.23%	03/2028	3,903	3,874	0.3	3,864
Klick Inc.(5)(8)(12)	Senior loan	L + 4.50%		N/A(6)	03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC~	Senior loan	L + 5.25%	(b)	9.98%	05/2025	792	787	0.1	776
Krueger-Gilbert Health Physics, LLC~	Senior loan	L + 5.25%	(b)	9.98%	05/2025	465	463	—	456
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(b)	9.98%	05/2025	225	221	—	213
Krueger-Gilbert Health Physics, LLC~	Senior loan	L + 5.25%	(b)	9.98%	05/2025	125	125	—	123
Krueger-Gilbert Health Physics, LLC	Senior loan	L + 5.25%	(b)	9.98%	05/2025	30	30	—	29
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(9)(12)	One stop	C + 5.50%	(h)	10.38%	05/2028	6,999	7,730	0.5	6,649
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(12)	One stop	L + 5.50%	(b)	10.23%	05/2028	1,672	1,654	0.1	1,589
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	L + 5.50%	(b)	10.23%	05/2028	1,106	1,096	0.1	1,050
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C + 5.50%	(h)	10.38%	05/2028	427	459	—	405
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C + 5.50%	(h)	10.38%	05/2028	222	226	—	179
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C + 5.50%	(h)	10.38%	05/2026	125	126	—	120
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(12)	One stop	L + 5.50%	(b)	10.23%	05/2028	78	75	—	54
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(12)	One stop	L + 5.50%	(b)	10.23%	05/2026	$60	$60	—%	$58
Suveto Buyer, LLC	One stop	L + 5.00%	(a)	9.38%	09/2027	7,773	7,684	0.6	7,205
Suveto Buyer, LLC	One stop	L + 5.00%	(a)	9.38%	09/2027	113	112	—	104
						168,612	172,736	12.5	160,880
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#	One stop	SF + 6.00%	(m)	9.19%	08/2028	$3,859	$3,823	0.3%	$3,859
Barteca Restaurants, LLC(5)	One stop	SF + 6.00%		N/A(6)	08/2028	—	(1)	—	—
Barteca Restaurants, LLC(5)	One stop	SF + 6.00%		N/A(6)	08/2028	—	(10)	—	—
BJH Holdings III Corp.#~^	One stop	L + 4.50%	(a)	8.46%	08/2025	21,154	20,999	1.6	20,521
BJH Holdings III Corp.	One stop	L + 4.50%	(a)(b)	8.74%	08/2025	195	191	—	183
Davidson Hotel Company, LLC^	One stop	L + 5.25%	(a)	9.63%	07/2024	1,752	1,745	0.2	1,752
Davidson Hotel Company, LLC	One stop	L + 5.25%	(a)	9.63%	07/2024	427	427	—	427
Davidson Hotel Company, LLC	One stop	L + 5.25%		N/A(6)	07/2024	—	—	—	—
EOS Fitness Opco Holdings, LLC#	One stop	SF + 4.75%	(m)	9.79%	01/2026	1,897	1,882	0.2	1,897
EOS Fitness Opco Holdings, LLC	One stop	SF + 4.75%	(m)	9.79%	01/2026	364	361	—	364
EOS Fitness Opco Holdings, LLC	One stop	SF + 4.75%	(m)	9.73%	01/2026	16	16	—	16
EOS Fitness Opco Holdings, LLC(5)	One stop	SF + 4.75%		N/A(6)	01/2026	—	(2)	—	—
ESN Venture Holdings, LLC#	One stop	SF + 6.50%	(l)	11.08%	10/2028	1,853	1,826	0.2	1,829
ESN Venture Holdings, LLC	One stop	SF + 6.50%	(l)	11.06%	10/2028	16	14	—	15
ESN Venture Holdings, LLC(5)	One stop	SF + 6.50%		N/A(6)	10/2028	—	(13)	—	(12)
Freddy's Frozen Custard LLC#~	One stop	L + 5.00%	(b)	9.73%	03/2027	3,580	3,555	0.3	3,580
Freddy's Frozen Custard LLC	One stop	L + 5.00%		N/A(6)	03/2027	—	—	—	—
Harri US LLC+(22)	One stop	L + 10.00%	(b)	10.59% cash/4.00% PIK	08/2026	350	315	—	351
Harri US LLC(22)	One stop	SF + 10.00%	(l)	10.64% cash/4.00% PIK	08/2026	237	236	—	238
Harri US LLC	One stop	SF + 10.00%		N/A(6)	08/2026	—	—	—	—
Harri US LLC(5)	One stop	SF + 10.00%		N/A(6)	08/2026	—	(1)	—	1
Health Buyer, LLC#	Senior loan	SF + 5.25%	(l)(m)	10.29%	04/2029	1,345	1,326	0.1	1,291
Health Buyer, LLC	Senior loan	SF + 5.25%	(k)	9.66%	04/2028	17	17	—	16
SSRG Holdings, LLC~^	One stop	SF + 4.75%	(l)	9.48%	11/2025	6,928	6,895	0.5	6,859
SSRG Holdings, LLC	One stop	SF + 4.75%	(l)	9.48%	11/2025	20	20	—	19
Tropical Smoothie Cafe Holdings, LLC#^	One stop	SF + 5.25%	(l)	9.49%	09/2026	9,428	9,347	0.7	9,334
Tropical Smoothie Cafe Holdings, LLC~	One stop	SF + 5.25%	(k)(l)	9.74%	09/2026	5,443	5,390	0.4	5,389
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF + 5.25%	(k)(l)	9.50%	09/2026	2,206	2,185	0.2	2,184
Tropical Smoothie Cafe Holdings, LLC(5)	One stop	SF + 4.25%		N/A(6)	09/2026	—	(1)	—	(1)
						61,087	60,542	4.7	60,112

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
Groundworks LLC	Senior loan	L + 4.75%	(b)	9.48%	01/2026	$1,376	$1,363	0.1%	$1,376
Groundworks LLC	Senior loan	L + 4.75%	(b)	9.48%	01/2026	621	615	0.1	621
Groundworks LLC#	Senior loan	L + 4.75%	(b)	9.48%	01/2026	414	411	0.1	414
Groundworks LLC	Senior loan	L + 4.75%	(b)	9.48%	01/2026	369	365	—	369
Groundworks LLC	Senior loan	L + 4.75%	(b)	9.48%	01/2026	263	245	—	263
Groundworks LLC#	Senior loan	L + 4.75%	(b)	9.48%	01/2026	218	216	—	218
Groundworks LLC	Senior loan	L + 4.75%		N/A(6)	01/2026	—	—	—	—
						3,261	3,215	0.3	3,261
Household Products
WU Holdco, Inc.~	One stop	L + 5.50%	(b)	10.23%	03/2026	1,206	1,200	0.1	1,158
WU Holdco, Inc.#	One stop	L + 5.50%	(b)	10.23%	03/2026	429	429	—	412
WU Holdco, Inc.	One stop	L + 5.50%	(b)	10.23%	03/2026	112	110	—	107
WU Holdco, Inc.	One stop	L + 5.50%	(b)	10.20%	03/2025	15	15	—	14
						1,762	1,754	0.1	1,691
Industrial Conglomerates
Arch Global CCT Holdings Corp.#	Senior loan	L + 4.75%	(b)	9.16%	04/2026	902	900	0.1	893
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%	(b)	9.48%	04/2026	473	470	—	468
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%	(b)	9.46%	04/2026	337	336	—	332
Arch Global CCT Holdings Corp.	Senior loan	L + 4.75%		N/A(6)	04/2025	—	—	—	—
Dwyer Instruments, Inc.#	One stop	L + 6.00%	(b)	10.73%	07/2027	2,019	1,983	0.2	2,019
Dwyer Instruments, Inc.	One stop	L + 6.00%	(b)	10.73%	07/2027	7	6	—	7
Dwyer Instruments, Inc.(5)	One stop	L + 6.00%		N/A(6)	07/2027	—	(5)	—	—
Essential Services Holdings Corporation	One stop	L + 5.75%	(a)(b)	9.82%	11/2026	22,128	21,962	1.7	21,685
Essential Services Holdings Corporation(5)	One stop	L + 5.75%		N/A(6)	11/2025	—	(1)	—	(1)
Excelitas Technologies Corp.#	One stop	SF + 5.75%	(l)	10.12%	08/2029	3,485	3,419	0.3	3,450
Excelitas Technologies Corp.#(8)(9)	One stop	E + 5.75%	(e)	7.55%	08/2029	616	583	—	610
Excelitas Technologies Corp.	One stop	SF + 5.75%	(d)(l)	10.70%	08/2028	126	121	—	124
Excelitas Technologies Corp.(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(6)	—	(7)
Madison Safety & Flow LLC#	Senior loan	SF + 4.60%	(k)	8.86%	03/2025	162	162	—	162
Madison Safety & Flow LLC	Senior loan	SF + 4.60%	(k)	8.92%	03/2025	1	1	—	1
Specialty Measurement Bidco Limited^(8)(10)	One stop	L + 5.50%	(b)	10.23%	11/2027	3,185	3,124	0.3	3,154
Specialty Measurement Bidco Limited#(8)(9)(10)	One stop	E + 5.50%	(e)	7.45%	11/2027	2,865	3,126	0.2	2,836
Specialty Measurement Bidco Limited(5)(8)(9)(10)	One stop	SN + 5.50%		N/A(6)	11/2027	—	(32)	—	(14)
						36,306	36,149	2.8	35,719
Insurance
Alera Group, Inc.#	One stop	SF + 6.00%	(k)	10.42%	10/2028	10,750	10,661	0.8	10,427
Alera Group, Inc.	One stop	SF + 6.00%	(k)	10.42%	10/2028	3,477	3,450	0.3	3,373
Alera Group, Inc.	One stop	SF + 6.00%	(k)	10.42%	10/2028	3,055	3,017	0.2	2,963
AMBA Buyer, Inc.^	One stop	SF + 5.25%	(m)	9.33%	07/2027	1,368	1,358	0.1	1,341
AMBA Buyer, Inc.	One stop	SF + 5.25%	(m)	9.33%	07/2027	407	406	—	399
AMBA Buyer, Inc.#	One stop	SF + 5.25%	(m)	9.33%	07/2027	341	338	—	334
AMBA Buyer, Inc.	One stop	SF + 5.25%		N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc.(5)	One stop	SF + 5.25%		N/A(6)	07/2027	—	(2)	—	(9)
Captive Resources Midco, LLC#(22)	One stop	SF + 5.75%	(k)	4.78% cash/5.29% PIK	07/2029	4,801	4,711	0.4	4,705
Captive Resources Midco, LLC(5)	One stop	SF + 5.75%		N/A(6)	07/2028	—	(3)	—	(4)
Integrity Marketing Acquisition, LLC	Senior loan	L + 6.05%	(c)	11.28%	08/2025	1,377	1,361	0.1	1,349
Integrity Marketing Acquisition, LLC	One stop	SF + 6.02%	(l)(m)	10.37%	08/2025	918	898	0.1	886
Integrity Marketing Acquisition, LLC	Senior loan	L + 6.05%	(c)	10.08%	08/2025	910	904	0.1	892
Integrity Marketing Acquisition, LLC	Senior loan	L + 6.05%	(c)	11.23%	08/2025	686	678	0.1	672
Integrity Marketing Acquisition, LLC	Senior loan	L + 6.02%	(c)	10.68%	08/2025	686	681	0.1	672
Integrity Marketing Acquisition, LLC~	One stop	L + 5.80%	(b)	10.56%	08/2025	355	351	—	346
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Integrity Marketing Acquisition, LLC	Senior loan	L + 5.80%	(b)(c)	10.27%	08/2025	$311	$309	—%	$303
Integrity Marketing Acquisition, LLC	One stop	L + 5.80%	(c)	10.85%	08/2025	188	187	—	183
Integrity Marketing Acquisition, LLC(5)	One stop	SF + 6.50%		N/A(6)	08/2025	—	—	—	(1)
J.S. Held Holdings, LLC~+	One stop	L + 5.50%	(b)	10.23%	07/2025	18,351	18,164	1.4	18,168
J.S. Held Holdings, LLC^	One stop	L + 5.50%	(b)	10.23%	07/2025	4,023	3,974	0.3	3,983
J.S. Held Holdings, LLC#	One stop	SF + 5.50%	(l)	10.23%	07/2025	3,891	3,831	0.3	3,852
J.S. Held Holdings, LLC	One stop	SF + 5.50%	(l)	10.23%	07/2025	982	946	0.1	934
J.S. Held Holdings, LLC	One stop	L + 5.50%	(b)(d)	10.53%	07/2025	126	124	—	124
Keystone Agency Partners LLC^	Senior loan	SF + 6.25%	(l)	10.98%	05/2027	2,745	2,708	0.2	2,690
Keystone Agency Partners LLC#	Senior loan	SF + 6.25%	(l)	10.98%	05/2027	780	769	0.1	764
Keystone Agency Partners LLC	Senior loan	SF + 6.25%	(l)	10.98%	05/2027	186	171	—	163
Long Term Care Group, Inc.#	One stop	L + 6.00%	(a)	10.34%	09/2027	1,265	1,245	0.1	1,265
Majesco~+	One stop	L + 7.25%	(b)	11.98%	09/2027	7,472	7,386	0.6	7,472
Majesco(5)	One stop	L + 7.25%		N/A(6)	09/2026	—	(2)	—	—
Norvax, LLC#+	Senior loan	L + 7.50%	(b)	12.23%	09/2025	12,674	12,573	0.9	12,039
Norvax, LLC#	Senior loan	L + 7.50%	(b)	12.23%	09/2025	4,142	4,081	0.3	3,934
Pareto Health Intermediate Holdings, Inc.^	One stop	L + 4.50%	(b)	9.23%	08/2025	3,101	3,080	0.2	3,101
Patriot Growth Insurance Services, LLC^(22)	One stop	L + 5.50%	(b)(c)	8.86%	10/2028	4,687	4,648	0.4	4,543
Patriot Growth Insurance Services, LLC	One stop	L + 5.75%	(b)	10.47%	10/2028	69	60	—	50
Patriot Growth Insurance Services, LLC(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(1)	—	(2)
People Corporation#(8)(9)(12)	One stop	C + 6.25%	(h)	10.91%	02/2028	5,387	5,682	0.4	5,333
People Corporation(8)(9)(12)	One stop	C + 6.25%	(h)	10.91%	02/2028	1,758	1,906	0.1	1,741
People Corporation(8)(9)(12)	One stop	C + 5.50%	(h)	10.17%	02/2028	1,622	1,668	0.1	1,442
People Corporation(8)(9)(12)	One stop	C + 6.25%	(h)	10.99%	02/2027	38	37	—	37
RSC Acquisition, Inc.~+	One stop	SF + 5.50%	(l)	9.79%	10/2026	12,180	12,032	0.9	11,937
RSC Acquisition, Inc.#^	One stop	SF + 5.50%	(l)	10.11%	10/2026	3,831	3,801	0.3	3,753
RSC Acquisition, Inc.~+	One stop	SF + 5.50%	(l)	9.91%	10/2026	3,127	3,006	0.3	3,065
RSC Acquisition, Inc.	One stop	SF + 5.50%	(l)	10.07%	10/2026	763	756	0.1	748
RSC Acquisition, Inc.	One stop	SF + 5.50%	(l)	10.23%	10/2026	85	67	—	43
RSC Acquisition, Inc.(5)	One stop	SF + 5.50%		N/A(6)	10/2026	—	(1)	—	(2)
Sunstar Insurance Group, LLC	Senior loan	SF + 6.00%	(l)	10.73%	10/2026	321	319	—	318
Sunstar Insurance Group, LLC#	Senior loan	SF + 6.00%	(l)	10.73%	10/2026	310	307	—	307
Sunstar Insurance Group, LLC	Senior loan	SF + 6.00%	(l)	10.73%	10/2026	157	155	—	155
Sunstar Insurance Group, LLC	Senior loan	SF + 6.00%		N/A(6)	10/2026	—	—	—	—
TigerRisk, LLC^	One stop	L + 4.75%	(a)	9.13%	06/2027	8,760	8,696	0.7	8,760
TigerRisk, LLC(5)	One stop	L + 4.75%		N/A(6)	06/2027	—	(1)	—	—
						132,463	131,492	10.1	129,548
Internet & Catalog Retail
Revalize, Inc.~+	One stop	SF + 5.75%	(l)	10.48%	04/2027	5,906	5,864	0.4	5,316
Revalize, Inc.+	One stop	SF + 5.75%	(l)	10.48%	04/2027	3,457	3,432	0.2	3,111
Revalize, Inc.	One stop	SF + 5.75%	(l)	10.48%	04/2027	2,044	2,032	0.2	1,839
Revalize, Inc.+	One stop	SF + 5.75%	(l)	10.48%	04/2027	1,714	1,702	0.1	1,543
Revalize, Inc.+	One stop	SF + 5.75%	(l)	10.48%	04/2027	1,033	1,025	0.1	929
Revalize, Inc.#	One stop	SF + 5.75%	(l)	10.48%	04/2027	797	790	0.1	718
Revalize, Inc.	One stop	SF + 5.75%	(l)	10.46%	04/2027	191	184	—	172
Revalize, Inc.(5)	One stop	SF + 5.75%		N/A(6)	04/2027	—	(2)	—	(23)
						15,142	15,027	1.1	13,605
IT Services
Acquia, Inc.+	One stop	L + 7.00%	(b)	10.74%	10/2025	2,442	2,426	0.2	2,442
Acquia, Inc.	One stop	L + 7.00%	(c)	12.16%	10/2025	33	32	—	33
CivicPlus, LLC+(22)	One stop	L + 6.75%	(b)	8.98% cash/2.50% PIK	08/2027	2,634	2,607	0.2	2,581
CivicPlus, LLC#(22)	One stop	L + 6.75%	(b)	8.98% cash/2.50% PIK	08/2027	1,567	1,553	0.1	1,535
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CivicPlus, LLC(22)	One stop	L + 6.75%	(b)	8.98% cash/2.50% PIK	08/2027	$1,235	$1,222	0.1%	$1,210
CivicPlus, LLC	One stop	SF + 11.75%	(m)	14.38%	06/2034	202	197	—	200
CivicPlus, LLC(5)	One stop	L + 6.75%		N/A(6)	08/2027	—	(1)	—	(2)
Critical Start, Inc.#(22)	One stop	SF + 5.75%	(k)	6.94% cash/3.13% PIK	05/2028	1,687	1,672	0.1	1,653
Critical Start, Inc.(5)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(1)	—	(1)
Delinea Inc.+	One stop	L + 6.00%	(b)	10.73%	03/2028	6,481	6,408	0.5	6,027
Delinea Inc.+	One stop	L + 6.00%	(b)	10.73%	03/2028	3,802	3,766	0.3	3,536
Delinea Inc.	One stop	L + 6.00%	(b)	10.73%	03/2027	237	234	—	223
Episerver, Inc.+	One stop	L + 5.25%	(b)	9.98%	04/2026	4,889	4,839	0.4	4,742
Episerver, Inc.(8)(9)	One stop	E + 5.50%	(e)	7.63%	04/2026	4,301	4,591	0.3	4,172
Episerver, Inc.+	One stop	L + 5.25%	(b)	9.98%	04/2026	2,677	2,660	0.2	2,597
Episerver, Inc.#	One stop	L + 5.25%	(b)	9.98%	04/2026	1,515	1,498	0.1	1,470
Episerver, Inc.(5)	One stop	L + 5.25%		N/A(6)	04/2026	—	(2)	—	(10)
Episerver, Inc.(5)	One stop	L + 5.50%		N/A(6)	04/2026	—	(11)	—	(57)
Goldcup 31018 AB#(8)(9)(17)(22)	One stop	E + 7.07%	(f)	3.57% cash/3.82% PIK	07/2029	4,129	3,816	0.3	4,046
Goldcup 31018 AB(5)(8)(9)(17)	One stop	E + 6.50%		N/A(6)	01/2029	—	(2)	—	(3)
Goldcup 31018 AB(5)(8)(9)(17)	One stop	E + 6.50%		N/A(6)	07/2029	—	(8)	—	(14)
Infinisource, Inc.#~	One stop	L + 5.25%	(b)	9.98%	10/2026	10,220	10,142	0.8	9,913
Infinisource, Inc.^	One stop	L + 5.25%	(b)	9.98%	10/2026	6,489	6,439	0.5	6,294
Infinisource, Inc.	One stop	L + 5.25%	(b)	9.98%	10/2026	4,878	4,842	0.4	4,732
Infinisource, Inc.	One stop	L + 5.25%	(c)	10.47%	10/2026	3,280	3,254	0.2	3,181
Infinisource, Inc.	One stop	L + 5.25%	(b)(c)	10.26%	10/2026	1,939	1,877	0.1	1,881
Infinisource, Inc.	One stop	L + 5.25%	(b)	9.98%	10/2026	1,694	1,681	0.1	1,643
Infinisource, Inc.	One stop	L + 5.25%	(b)	9.98%	10/2026	1,438	1,427	0.1	1,395
Infinisource, Inc.#	One stop	L + 5.25%	(b)	9.98%	10/2026	1,209	1,198	0.1	1,173
Infinisource, Inc.	One stop	L + 5.25%	(b)	9.98%	10/2026	578	512	—	561
Infinisource, Inc.(5)	One stop	L + 5.25%		N/A(6)	10/2026	—	(1)	—	(5)
Infinisource, Inc.(5)	One stop	L + 5.25%		N/A(6)	10/2026	—	(22)	—	(85)
Netwrix Corporation^	One stop	SF + 5.00%	(m)	9.70%	06/2029	1,970	1,955	0.2	1,951
Netwrix Corporation	One stop	SF + 5.00%	(l)	9.53%	06/2029	117	113	—	110
Netwrix Corporation(5)	One stop	SF + 5.00%		N/A(6)	06/2029	—	(2)	—	(2)
PCS Intermediate II Holdings, LLC~	One stop	L + 5.25%	(c)	8.62%	01/2026	4,808	4,783	0.4	4,808
PCS Intermediate II Holdings, LLC#	One stop	L + 5.25%	(c)	8.62%	01/2026	703	699	0.1	703
PCS Intermediate II Holdings, LLC(5)	One stop	L + 5.25%		N/A(6)	01/2026	—	(1)	—	—
Recordxtechnologies, LLC#~(22)	One stop	SF + 8.50%	(l)	11.08% cash/2.00% PIK	12/2025	18,304	18,149	1.4	17,572
Recordxtechnologies, LLC(22)	One stop	SF + 8.50%	(l)	11.08% cash/2.00% PIK	12/2025	1,670	1,657	0.1	1,603
Recordxtechnologies, LLC(22)	One stop	SF + 8.50%	(l)	11.08% cash/2.00% PIK	12/2025	160	158	—	152
Red Dawn SEI Buyer, Inc.~^	Senior loan	L + 4.25%	(c)	8.42%	11/2025	13,267	13,189	1.0	13,051
Red Dawn SEI Buyer, Inc.#(8)(9)	Senior loan	SN + 4.50%	(i)	7.93%	11/2025	8,362	9,417	0.6	8,278
Red Dawn SEI Buyer, Inc.#	Senior loan	L + 4.25%	(c)	8.42%	11/2025	2,359	2,348	0.2	2,321
Red Dawn SEI Buyer, Inc.#	Senior loan	L + 4.50%	(c)	8.67%	11/2025	2,199	2,186	0.2	2,177
Red Dawn SEI Buyer, Inc.#	Senior loan	L + 4.50%	(c)	8.67%	11/2025	1,325	1,314	0.1	1,311
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.25%		N/A(6)	11/2025	—	(2)	—	(4)
Red Dawn SEI Buyer, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	11/2025	—	(14)	—	(18)
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(k)	15.07%	10/2026	567	557	—	567
ReliaQuest Holdings, LLC	One stop	SF + 10.75%	(k)	15.07%	10/2026	55	55	—	55
ReliaQuest Holdings, LLC(5)	One stop	SF + 10.75%		N/A(6)	10/2026	—	(1)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Saturn Borrower Inc.#~(22)	One stop	L + 7.25%	(b)	11.23% cash/0.75% PIK	09/2026	$7,947	$7,796	0.6%	$7,549
Saturn Borrower Inc.	One stop	L + 6.50%	(b)	11.23%	09/2026	103	101	—	96
Zarya Holdco, Inc.#	Senior loan	SF + 6.50%	(l)	10.90%	07/2027	2,495	2,495	0.2	2,470
Zarya Holdco, Inc.	Senior loan	SF + 6.50%		N/A(6)	07/2027	—	—	—	—
						135,967	135,797	10.2	131,813
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC(22)	One stop	L + 6.25%	(c)	10.40% cash/1.00% PIK	09/2024	$1,455	$1,451	0.1%	$1,455
WBZ Investment LLC(22)	One stop	L + 6.25%	(c)	10.40% cash/1.00% PIK	09/2024	482	481	0.1	482
WBZ Investment LLC(22)	One stop	L + 6.25%	(c)	10.40% cash/1.00% PIK	09/2024	335	334	—	335
WBZ Investment LLC(22)	One stop	L + 6.25%	(c)	10.40% cash/1.00% PIK	09/2024	173	173	—	173
WBZ Investment LLC	One stop	L + 6.25%		N/A(6)	09/2024	—	—	—	—
						2,445	2,439	0.2	2,445
Life Sciences Tools & Services
Celerion Buyer, Inc.~	One stop	SF + 6.50%	(l)	10.64%	11/2029	8,591	8,382	0.7	8,462
Celerion Buyer, Inc.(5)	One stop	SF + 6.50%		N/A(6)	11/2028	—	(1)	—	(1)
Celerion Buyer, Inc.(5)	One stop	SF + 6.50%		N/A(6)	11/2029	—	(33)	—	(20)
Covaris Intermediate 3, LLC#	One stop	L + 4.75%	(b)	9.16%	01/2028	367	363	—	359
Covaris Intermediate 3, LLC	One stop	L + 5.25%	(b)	9.66%	01/2028	18	18	—	17
Covaris Intermediate 3, LLC(5)	One stop	L + 4.75%		N/A(6)	01/2028	—	(35)	—	(83)
PAS Parent Inc.#~^	One stop	L + 5.50%	(a)	9.88%	12/2028	20,081	19,782	1.5	19,277
PAS Parent Inc.	One stop	P + 4.50%	(a)(b)(d)	11.45%	12/2027	237	226	—	225
PAS Parent Inc.	One stop	L + 5.50%	(a)	9.89%	12/2028	164	102	—	65
Reaction Biology Corporation	One stop	SF + 5.00%	(m)	9.96%	03/2029	2,651	2,628	0.2	2,519
Reaction Biology Corporation	One stop	SF + 5.00%	(m)	9.48%	03/2029	1,763	1,747	0.1	1,675
Reaction Biology Corporation#	One stop	SF + 5.00%	(m)	9.23%	03/2029	516	512	—	490
Reaction Biology Corporation(5)	One stop	SF + 5.00%		N/A(6)	03/2029	—	(1)	—	(8)
Reaction Biology Corporation(5)	One stop	SF + 5.00%		N/A(6)	03/2029	—	(25)	—	(141)
Unchained Labs, LLC	Senior loan	SF + 5.50%	(k)	9.87%	08/2027	429	418	—	410
Unchained Labs, LLC#	Senior loan	SF + 5.50%	(k)	9.87%	08/2027	362	356	—	355
Unchained Labs, LLC(5)	Senior loan	SF + 5.50%		N/A(6)	08/2027	—	—	—	(1)
						35,179	34,439	2.5	33,600
Machinery
Bad Boy Mowers Acquisition, LLC#	Senior loan	L + 4.25%	(b)	9.00%	03/2028	730	729	0.1	716
Blackbird Purchaser, Inc.#~	Senior loan	L + 4.50%	(a)	8.88%	04/2026	6,576	6,506	0.5	6,445
Blackbird Purchaser, Inc.	Senior loan	L + 4.50%	(a)	8.83%	10/2025	43	43	—	42
Blackbird Purchaser, Inc.(5)	Senior loan	L + 4.50%		N/A(6)	04/2026	—	(11)	—	(29)
Chase Industries, Inc.(7)(22)	Senior loan	L + 7.00%	(b)	11.73%	05/2025	2,025	1,940	0.1	1,822
Chase Industries, Inc.(7)(22)	Senior loan	L + 7.00%	(b)	11.73%	05/2025	351	336	—	315
Chase Industries, Inc.(7)(22)	Senior loan	L + 7.00%	(b)(c)	11.52%	05/2025	158	152	—	139
						9,883	9,695	0.7	9,450
Marine
Project Nike Purchaser, LLC#	One stop	SF + 6.00%	(l)	10.58%	04/2029	9,681	9,594	0.7	9,293
Project Nike Purchaser, LLC	One stop	SF + 6.00%	(l)	10.58%	04/2029	10	8	—	—
Project Nike Purchaser, LLC(5)	One stop	P + 5.00%		N/A(6)	04/2029	—	(45)	—	(202)
						9,691	9,557	0.7	9,091
Media
Triple Lift, Inc.#	One stop	SF + 5.50%	(m)	10.12%	05/2028	2,102	2,070	0.2	2,039
Triple Lift, Inc.#	One stop	SF + 5.50%	(m)	9.61%	05/2028	455	447	—	441
Triple Lift, Inc.	One stop	SF + 5.25%	(m)	9.58%	05/2028	27	26	—	25
						2,584	2,543	0.2	2,505
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.^(8)(12)	One stop	L + 6.50%	(b)	11.15%	05/2025	$5,551	$5,505	0.4%	$5,551
3ES Innovation, Inc.(8)(12)	One stop	L + 6.50%	(b)	11.24%	05/2025	40	39	—	40
Envernus, Inc.~+	Senior loan	L + 4.50%	(a)	8.88%	07/2025	11,809	11,650	0.9	11,690
Envernus, Inc.~^+	Senior loan	L + 4.25%	(a)	8.63%	07/2025	9,605	9,554	0.8	9,455
Envernus, Inc.	Senior loan	L + 4.50%	(a)	8.88%	09/2024	70	67	—	69
Envernus, Inc.	Senior loan	L + 4.25%	(a)	8.63%	09/2024	43	43	—	42
Project Power Buyer, LLC~	One stop	L + 6.00%	(a)	10.38%	05/2026	3,811	3,785	0.3	3,811
Project Power Buyer, LLC	One stop	L + 6.00%		N/A(6)	05/2025	—	—	—	—
						30,929	30,643	2.4	30,658
Paper & Forest Products
Messenger, LLC#~	One stop	SF + 5.75%	(k)	10.17%	12/2027	4,832	4,791	0.3	4,735
Messenger, LLC~	One stop	SF + 5.75%	(k)	10.17%	12/2027	1,470	1,458	0.1	1,441
Messenger, LLC	One stop	SF + 5.75%	(k)	10.17%	12/2027	737	731	0.1	722
Messenger, LLC	One stop	SF + 5.75%	(d)(k)	10.99%	12/2027	33	33	—	32
						7,072	7,013	0.5	6,930
Pharmaceuticals
ACP Ulysses Buyer, Inc.~^	One stop	SF + 5.50%	(l)	10.23%	02/2026	10,284	10,208	0.8	9,975
ACP Ulysses Buyer, Inc.#	One stop	SF + 5.50%	(l)	10.23%	02/2026	445	437	—	431
Amalthea Parent, Inc.#~^+(8)(12)	One stop	L + 4.75%	(a)	9.13%	03/2027	22,543	22,351	1.7	22,092
Amalthea Parent, Inc.(5)(8)(12)	One stop	SF + 4.75%		N/A(6)	03/2027	—	(2)	—	(5)
Amalthea Parent, Inc.(5)(8)(12)	One stop	SF + 4.75%		N/A(6)	03/2027	—	(9)	—	(14)
Amalthea Parent, Inc.(5)(8)(12)	One stop	SF + 4.75%		N/A(6)	03/2027	—	(55)	—	(137)
Caerus Midco 3 S.A.R.L.#(8)(13)	One stop	SF + 5.50%	(l)	10.08%	05/2029	12,800	12,566	1.0	12,394
Caerus Midco 3 S.A.R.L.#(8)(13)	One stop	SF + 5.75%	(l)	9.83%	05/2029	2,121	2,080	0.2	2,079
Caerus Midco 3 S.A.R.L.(8)(13)	One stop	SF + 5.75%	(k)	10.07%	05/2029	70	65	—	64
Caerus Midco 3 S.A.R.L.(5)(8)(13)	One stop	SF + 5.50%		N/A(6)	05/2029	—	(18)	—	(61)
Caerus Midco 3 S.A.R.L.(5)(8)(13)	One stop	SF + 5.75%		N/A(6)	05/2029	—	(3)	—	(6)
Cobalt Buyer Sub, Inc.^	One stop	L + 5.25%	(a)	9.63%	10/2028	4,503	4,427	0.3	4,323
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)	9.63%	10/2028	1,373	1,347	0.1	1,312
Cobalt Buyer Sub, Inc.	One stop	L + 5.25%	(a)	9.63%	10/2027	36	35	—	33
Spark Bidco Limited#(8)(9)(10)	Senior loan	SN + 4.50%	(i)	7.93%	08/2028	10,202	11,464	0.7	9,519
Spark Bidco Limited#(8)(9)(10)	Senior loan	SN + 6.00%	(i)	9.43%	08/2028	1,735	1,713	0.1	1,709
Spark Bidco Limited(8)(9)(10)	Senior loan	SN + 4.50%	(i)	7.93%	08/2028	1,237	1,157	0.1	1,154
Spark Bidco Limited(8)(9)(10)	Senior loan	SN + 4.50%	(i)	7.93%	08/2028	1,082	1,076	0.1	1,010
Spark Bidco Limited(5)(8)(9)(10)	Senior loan	SN + 4.50%		N/A(6)	02/2028	—	(2)	—	(5)
Spark Bidco Limited(5)(8)(9)(10)	Senior loan	SN + 4.50%		N/A(6)	08/2028	—	(20)	—	(20)
						68,431	68,817	5.1	65,847
Professional Services
bswift, LLC#	One stop	SF + 6.63%	(l)	10.81%	11/2028	2,680	2,599	0.2	2,597
Citrin Cooperman Advisors LLC	One stop	SF + 5.00%	(m)	9.06%	10/2027	1,615	1,589	0.1	1,480
Citrin Cooperman Advisors LLC	One stop	SF + 5.00%		N/A(6)	10/2027	—	—	—	—
Citrin Cooperman Advisors LLC	One stop	SF + 5.00%		N/A(6)	10/2027	—	—	—	—
DISA Holdings Corp.#	Senior loan	SF + 5.50%	(k)	9.79%	09/2028	1,832	1,797	0.1	1,805
DISA Holdings Corp.	Senior loan	SF + 5.50%	(k)	9.67%	09/2028	109	106	—	106
DISA Holdings Corp.	One stop	SF + 5.50%	(k)	9.73%	09/2028	70	66	—	66
DISA Holdings Corp.	Subordinated debt	SF + 10.00%	(k)	14.22%	03/2029	50	49	—	49
DISA Holdings Corp.	Senior loan	SF + 5.50%	(k)	9.82%	09/2028	1	—	—	1
Eliassen Group, LLC#	One stop	SF + 5.50%	(l)	10.08%	04/2028	746	739	0.1	746
Eliassen Group, LLC	One stop	SF + 5.50%	(l)	9.93%	04/2028	66	64	—	66
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Filevine, Inc.#(22)	One stop	SF + 6.50%	(l)(m)	8.22% cash/2.50% PIK	04/2027	$2,585	$2,547	0.2%	$2,594
Filevine, Inc.	One stop	SF + 6.50%		N/A(6)	04/2027	—	—	—	—
IG Investments Holdings, LLC^	One stop	L + 6.00%	(a)	10.38%	09/2028	3,008	2,960	0.2	3,008
IG Investments Holdings, LLC	One stop	L + 6.00%	(a)	10.39%	09/2027	17	16	—	17
NBG Acquisition Corp. and NBG-P Acquisition Corp.#~^+	One stop	L + 5.25%	(b)	9.66%	11/2028	27,061	26,891	2.0	26,250
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L + 5.25%	(a)(b)	9.64%	11/2028	117	116	—	110
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(49)	—	(236)
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L + 5.25%		N/A(6)	11/2028	—	(11)	—	(49)
Net Health Acquisition Corp.#	One stop	L + 5.75%	(a)	10.13%	12/2025	1,447	1,438	0.1	1,418
Net Health Acquisition Corp.~	One stop	L + 5.75%	(a)	10.13%	12/2025	847	840	0.1	830
Net Health Acquisition Corp.~	One stop	L + 5.75%	(a)	10.13%	12/2025	728	722	0.1	714
Net Health Acquisition Corp.~	One stop	L + 5.75%	(a)	10.13%	12/2025	458	454	—	448
Net Health Acquisition Corp.~	One stop	L + 5.75%	(a)	10.13%	12/2025	108	107	—	106
Net Health Acquisition Corp.(5)	One stop	L + 5.75%		N/A(6)	12/2025	—	(1)	—	(4)
PlanSource Holdings, Inc.+	One stop	L + 6.25%	(c)	9.55%	04/2025	2,818	2,801	0.2	2,790
PlanSource Holdings, Inc.	One stop	L + 6.25%	(c)	9.55%	04/2025	556	554	0.1	551
PlanSource Holdings, Inc.#	One stop	L + 6.25%	(c)	9.55%	04/2025	484	481	0.1	479
PlanSource Holdings, Inc.(5)	One stop	L + 6.25%		N/A(6)	04/2025	—	—	—	(1)
Procure Acquireco, Inc.~^	One stop	L + 5.00%	(a)	9.35%	12/2028	7,783	7,717	0.6	7,705
Procure Acquireco, Inc.(5)	One stop	L + 5.00%		N/A(6)	12/2028	—	(1)	—	(1)
Procure Acquireco, Inc.(5)	One stop	L + 5.00%		N/A(6)	12/2028	—	(38)	—	(45)
						55,186	54,553	4.2	53,600

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
Inhabit IQ Inc.#^	One stop	L + 5.75%	(a)	10.13%	07/2025	$16,560	$16,451	1.3%	$16,560
Inhabit IQ Inc.+	One stop	L + 5.75%	(a)	10.13%	07/2025	9,415	9,353	0.7	9,415
Inhabit IQ Inc.~	One stop	L + 5.75%	(a)	10.13%	07/2025	2,715	2,704	0.2	2,715
Inhabit IQ Inc.~	One stop	L + 5.75%	(a)	10.13%	07/2025	2,537	2,519	0.2	2,537
Inhabit IQ Inc.~	One stop	L + 5.75%	(a)	10.13%	07/2025	1,097	1,092	0.1	1,097
Inhabit IQ Inc.#	One stop	L + 5.75%	(a)	10.13%	07/2025	894	891	0.1	894
Inhabit IQ Inc.#	One stop	L + 5.75%	(a)	10.13%	07/2025	692	687	0.1	692
Inhabit IQ Inc.#	One stop	L + 5.75%	(a)	10.13%	07/2025	386	384	—	386
Inhabit IQ Inc.#	One stop	L + 5.75%	(a)	10.13%	07/2025	328	327	—	328
Inhabit IQ Inc.#	One stop	L + 5.75%	(a)	10.13%	07/2025	327	325	—	327
Inhabit IQ Inc.#	One stop	L + 5.75%	(a)	10.13%	07/2025	258	256	—	258
Inhabit IQ Inc.#	One stop	L + 5.75%	(a)	10.13%	07/2025	136	135	—	136
Inhabit IQ Inc.	One stop	L + 5.75%		N/A(6)	07/2025	—	—	—	—
MRI Software LLC~+	One stop	L + 5.50%	(b)	10.23%	02/2026	15,122	15,058	1.1	14,820
MRI Software LLC~+	One stop	L + 5.50%	(b)	10.23%	02/2026	6,411	6,363	0.5	6,283
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(1)	—	(5)
MRI Software LLC(5)	One stop	L + 5.50%		N/A(6)	02/2026	—	(3)	—	(32)
RPL Bidco Limited(8)(9)(10)	One stop	SN + 5.75%	(i)	9.18%	08/2028	7,600	8,608	0.6	7,296
RPL Bidco Limited#(8)(9)(10)	One stop	A + 5.75%	(g)	8.91%	08/2028	879	938	0.1	844
RPL Bidco Limited(5)(8)(9)(10)	One stop	SN + 5.75%		N/A(6)	02/2028	—	—	—	(2)
						65,357	66,087	5.0	64,549
Road & Rail
Channelside Acquisitona Co, Inc.#	One stop	L + 5.25%	(a)	9.63%	07/2028	1,271	1,249	0.1	1,271
Channelside Acquisitona Co, Inc.(5)	One stop	L + 5.25%		N/A(6)	07/2026	—	(1)	—	—
Channelside Acquisitona Co, Inc.(5)	One stop	L + 5.25%		N/A(6)	07/2028	—	(4)	—	—
Internet Truckstop Group LLC~	One stop	L + 5.50%	(b)	10.23%	04/2025	7,652	7,543	0.6	7,575
Internet Truckstop Group LLC^	One stop	L + 5.50%	(b)	10.23%	04/2025	3,366	3,336	0.2	3,332
Internet Truckstop Group LLC(5)	One stop	L + 5.50%		N/A(6)	04/2025	—	(1)	—	(1)
						12,289	12,122	0.9	12,177

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.#	One stop	SF + 6.50%	(k)	10.82%	06/2029	$14,840	$14,703	1.1%	$14,543
Anaplan, Inc.(5)	One stop	SF + 6.50%		N/A(6)	06/2028	—	(1)	—	(2)
Appfire Technologies, LLC~+	One stop	SF + 5.50%	(k)(l)	9.45%	03/2027	15,090	14,929	1.1	14,788
Appfire Technologies, LLC	One stop	SF + 5.50%	(k)	9.38%	03/2027	13	11	—	9
Appfire Technologies, LLC(5)	One stop	SF + 5.50%		N/A(6)	03/2027	—	(18)	—	(50)
Apptio, Inc.+	One stop	L + 6.00%	(b)	9.94%	01/2025	12,605	12,519	1.0	12,605
Apptio, Inc.	One stop	L + 6.00%	(b)	9.93%	01/2025	58	57	—	58
Aras Corporation+(22)	One stop	L + 7.00%	(b)	7.19% cash/3.75% PIK	04/2027	5,607	5,569	0.4	5,551
Aras Corporation	One stop	L + 6.50%	(c)	9.50%	04/2027	31	30	—	30
Armstrong Bidco Limited#(8)(9)(10)	One stop	SN + 5.25%	(i)	8.68%	06/2029	1,794	1,766	0.1	1,741
Armstrong Bidco Limited(8)(9)(10)	One stop	SN + 5.25%	(i)	8.68%	06/2029	726	682	0.1	698
Auvik Networks Inc.+(8)(12)(22)	One stop	SF + 5.75%	(l)	7.24% cash/2.75% PIK	07/2027	3,048	3,025	0.2	2,962
Auvik Networks Inc.#(8)(12)(22)	One stop	SF + 6.25%	(l)	7.24% cash/3.25% PIK	07/2027	550	546	—	545
Auvik Networks Inc.(5)(8)(12)	One stop	SF + 5.75%		N/A(6)	07/2027	—	(1)	—	(2)
Axiom Merger Sub Inc.	One stop	L + 5.25%	(b)(c)	9.71%	04/2026	1,127	1,115	0.1	1,127
Axiom Merger Sub Inc.#	One stop	L + 5.25%	(c)	9.70%	04/2026	969	962	0.1	969
Axiom Merger Sub Inc.(8)(9)	One stop	E + 5.50%	(e)(f)	7.51%	04/2026	446	465	—	446
Axiom Merger Sub Inc.	One stop	L + 5.50%	(b)(c)	8.87%	04/2026	53	51	—	53
Axiom Merger Sub Inc.	One stop	L + 5.25%		N/A(6)	10/2025	—	—	—	—
Azul Systems, Inc.~	Senior loan	SF + 5.00%	(l)	9.83%	04/2027	9,492	9,434	0.7	9,492
Azul Systems, Inc.	Senior loan	L + 4.50%		N/A(6)	04/2026	—	—	—	—
Bayshore Intermediate #2, L.P.+(22)	One stop	L + 7.75%	(a)	12.04%	10/2028	28,467	27,998	2.2	28,183
Bayshore Intermediate #2, L.P.	One stop	L + 6.75%	(a)	10.89%	10/2027	56	53	—	54
Bonterra LLC#+	One stop	L + 6.25%	(b)	10.98%	09/2027	26,824	26,517	2.1	26,556
Bonterra LLC	One stop	L + 6.25%	(b)	10.98%	09/2027	74	72	—	72
Bonterra LLC(5)	One stop	L + 6.25%		N/A(6)	09/2027	—	(69)	—	(51)
Bottomline Technologies, Inc.#	One stop	SF + 5.50%	(k)	9.82%	05/2029	13,703	13,454	1.0	13,292
Bottomline Technologies, Inc.(5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(4)	—	(5)
Bullhorn, Inc.~^	One stop	L + 5.75%	(b)	10.48%	09/2026	13,238	13,095	1.0	13,238
Bullhorn, Inc.#~	One stop	L + 5.75%	(b)	10.48%	09/2026	3,231	3,212	0.3	3,231
Bullhorn, Inc.(8)(9)	One stop	SN + 6.00%	(i)	9.43%	09/2026	2,323	2,338	0.2	2,323
Bullhorn, Inc.	One stop	L + 5.75%	(b)	10.48%	09/2026	1,451	1,437	0.1	1,451
Bullhorn, Inc.#(8)(9)	One stop	E + 5.75%	(e)	7.88%	09/2026	929	939	0.1	929
Bullhorn, Inc.	One stop	L + 5.75%	(b)	10.48%	09/2026	650	644	0.1	650
Bullhorn, Inc.	One stop	L + 5.75%	(b)	10.48%	09/2026	518	513	0.1	518
Bullhorn, Inc.	One stop	L + 5.75%	(b)	10.48%	09/2026	123	120	—	123
Burning Glass Intermediate Holdings Company, Inc.#	One stop	L + 5.00%	(a)	9.38%	06/2028	3,796	3,737	0.3	3,796
Burning Glass Intermediate Holdings Company, Inc.(5)	One stop	L + 5.00%		N/A(6)	06/2026	—	(1)	—	—
Calabrio, Inc.#+	One stop	L + 7.00%	(b)	11.73%	04/2027	21,174	20,947	1.6	21,174
Calabrio, Inc.	One stop	L + 7.00%	(b)	11.75%	04/2027	135	132	—	135
Community Brands Parentco LLC#	One stop	SF + 5.75%	(k)	10.17%	02/2028	2,561	2,517	0.2	2,485
Community Brands Parentco LLC(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(1)	—	(2)
Community Brands Parentco LLC(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(3)	—	(11)
Daxko Acquisition Corporation~+	One stop	L + 5.50%	(a)	9.88%	10/2028	12,527	12,424	0.9	12,026
Daxko Acquisition Corporation	One stop	L + 5.50%	(a)	9.88%	10/2028	1,056	1,044	0.1	1,014
Daxko Acquisition Corporation	One stop	P + 4.50%	(d)	12.00%	10/2027	6	5	—	—
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(4)	—	(20)
Diligent Corporation~^+	One stop	L + 6.25%	(a)	10.63%	08/2025	27,421	27,266	2.1	27,146
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diligent Corporation+	One stop	L + 5.75%	(a)	10.13%	08/2025	$2,329	$2,315	0.2%	$2,280
Diligent Corporation	One stop	L + 6.25%	(a)	10.63%	08/2025	680	671	0.1	673
Diligent Corporation	One stop	L + 6.25%	(a)	10.63%	08/2025	428	403	—	424
Diligent Corporation	One stop	L + 6.25%	(a)	10.63%	08/2025	261	260	—	253
Dragon UK Bidco Limited#(8)(9)(10)	One stop	SN + 5.75%	(i)	9.18%	02/2029	6,821	7,337	0.5	6,548
Dragon UK Bidco Limited(8)(9)(10)	One stop	C + 5.75%	(h)	10.69%	02/2029	4,203	4,361	0.3	4,035
Dragon UK Bidco Limited(5)(8)(9)(10)	One stop	SN + 6.00%		N/A(6)	02/2029	—	—	—	(64)
FirstUp, Inc.+(22)	One stop	L + 6.75%	(b)	7.98% cash/3.50% PIK	07/2027	3,343	3,319	0.3	3,243
FirstUp, Inc.(22)	One stop	L + 6.75%	(b)	7.98% cash/3.50% PIK	07/2027	38	37	—	34
Gainsight, Inc.+(22)	One stop	L + 6.75%	(c)	9.56% PIK	07/2027	4,406	4,352	0.3	4,362
Gainsight, Inc.(5)	One stop	L + 6.75%		N/A(6)	07/2027	—	(2)	—	(1)
GS Acquisitionco, Inc.~^+	One stop	L + 5.75%	(b)(c)(l)	9.92%	05/2026	39,902	39,715	3.0	39,104
GS Acquisitionco, Inc.(5)	One stop	SF + 5.75%		N/A(6)	05/2026	—	(1)	—	(4)
GTY Technology Holdings, Inc.#(22)	One stop	SF + 6.88%	(l)	7.16% cash/4.30% PIK	07/2029	1,592	1,563	0.1	1,576
GTY Technology Holdings, Inc.(22)	One stop	SF + 6.88%	(l)	7.08% cash/4.30% PIK	07/2029	1,039	1,018	0.1	1,029
GTY Technology Holdings, Inc.(22)	One stop	SF + 6.88%	(l)	7.16% cash/4.30% PIK	07/2029	191	189	—	189
GTY Technology Holdings, Inc.(5)	One stop	SF + 6.25%		N/A(6)	07/2029	—	(2)	—	(1)
ICIMS, Inc.#(22)	One stop	SF + 7.25%	(l)	7.64% cash/3.88% PIK	08/2028	3,824	3,762	0.3	3,786
ICIMS, Inc.(5)	One stop	SF + 7.25%		N/A(6)	08/2028	—	(3)	—	(2)
ICIMS, Inc.(5)	One stop	SF + 7.25%		N/A(6)	08/2028	—	—	—	(10)
IQN Holding Corp. ^	One stop	SF + 5.25%	(l)	9.65%	05/2029	7,584	7,501	0.6	7,432
IQN Holding Corp.	One stop	SF + 5.50%	(l)	9.71%	05/2029	269	243	—	198
IQN Holding Corp. (5)	One stop	SF + 5.25%		N/A(6)	05/2028	—	(1)	—	(2)
Island Bidco AB#(8)(9)(17)(22)	One stop	E + 7.25%	(f)	2.75% cash/7.25% PIK	07/2028	3,108	2,999	0.2	3,077
Island Bidco AB#(8)(17)(22)	One stop	SF + 7.00%	(l)(m)	8.29% cash/3.50% PIK	07/2028	1,535	1,521	0.1	1,519
Island Bidco AB(8)(17)	One stop	SF + 6.50%		N/A(6)	07/2028	—	—	—	—
Island Bidco AB(5)(8)(9)(17)	One stop	E + 6.50%		N/A(6)	07/2028	—	(1)	—	(1)
Juvare, LLC~	One stop	L + 6.25%	(a)	10.63%	10/2026	3,012	2,988	0.2	2,981
Juvare, LLC	One stop	L + 6.25%	(a)	10.63%	10/2026	695	689	0.1	688
Juvare, LLC	One stop	L + 6.25%	(a)	10.63%	10/2026	221	212	—	212
Juvare, LLC	One stop	L + 6.25%	(a)	10.63%	04/2026	45	45	—	45
Kaseya Inc.#+	One stop	SF + 5.75%	(l)	10.33%	06/2029	13,893	13,700	1.1	13,615
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(4)	—	(5)
Kaseya Inc.(5)	One stop	SF + 5.75%		N/A(6)	06/2029	—	(8)	—	(17)
Mindbody, Inc.+(22)	One stop	L + 7.00%	(b)	11.73%	02/2025	12,066	12,025	0.9	12,066
Mindbody, Inc.+(22)	One stop	L + 7.00%	(b)	11.73%	02/2025	1,358	1,350	0.1	1,358
Mindbody, Inc.	One stop	L + 7.00%		N/A(6)	02/2025	—	—	—	—
Ministry Brands Holdings LLC#	One stop	L + 5.50%	(a)	9.88%	12/2028	9,702	9,619	0.7	9,314
Ministry Brands Holdings LLC	One stop	L + 5.50%	(b)(d)	10.53%	12/2027	90	89	—	84
Ministry Brands Holdings LLC(5)	One stop	L + 5.50%		N/A(6)	12/2028	—	(76)	—	(355)
Naviga Inc.	Senior loan	SF + 7.00%	(l)	11.68%	12/2023	53	53	—	53
Neo Bidco GMBH#(8)(9)(13)(22)	One stop	E + 6.50%	(e)	4.70% cash/3.00% PIK	07/2028	2,731	2,981	0.2	2,649
Neo Bidco GMBH(8)(13)	One stop	L + 6.00%	(b)	10.69%	01/2028	59	59	—	58
Neo Bidco GMBH(8)(9)(13)	One stop	E + 6.00%		N/A(6)	01/2028	—	—	—	—
PDI TA Holdings, Inc.~+	One stop	L + 4.50%	(b)	8.73%	10/2024	3,323	3,308	0.3	3,257
PDI TA Holdings, Inc.#	Second lien	L + 8.50%	(b)	13.18%	10/2025	1,356	1,345	0.1	1,356
PDI TA Holdings, Inc.	One stop	L + 4.50%	(b)	8.39%	10/2024	442	441	—	433
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PDI TA Holdings, Inc.(8)(9)	One stop	SN + 4.50%	(i)	8.05%	10/2024	$424	$472	—%	$415
PDI TA Holdings, Inc.#	Second lien	L + 8.50%	(b)	13.18%	10/2025	274	272	—	274
PDI TA Holdings, Inc.+	One stop	L + 4.50%	(b)	8.73%	10/2024	273	271	—	267
PDI TA Holdings, Inc.	One stop	L + 4.50%	(b)	8.73%	10/2024	204	200	—	189
PDI TA Holdings, Inc.	Second lien	L + 8.50%	(b)	13.18%	10/2025	149	149	—	149
Personify, Inc.~	One stop	SF + 5.25%	(l)	9.83%	09/2024	3,076	3,068	0.3	3,076
Personify, Inc.^	One stop	SF + 5.25%	(l)	9.83%	09/2024	1,854	1,845	0.1	1,854
Personify, Inc.	One stop	SF + 5.25%		N/A(6)	09/2024	—	—	—	—
PING Identity Holding Corp.#	One stop	SF + 7.00%	(k)	11.32%	10/2029	5,192	5,116	0.4	5,127
PING Identity Holding Corp.(5)	One stop	SF + 7.00%		N/A(6)	10/2028	—	(1)	—	(1)
Pluralsight, LLC+	One stop	L + 8.00%	(b)	11.83%	03/2027	9,346	9,279	0.7	9,346
Pluralsight, LLC	One stop	L + 8.00%	(b)	12.75%	03/2027	50	49	—	50
ProcessUnity Holdings, LLC+	One stop	L + 6.00%	(b)	10.73%	09/2028	1,793	1,778	0.1	1,775
ProcessUnity Holdings, LLC	One stop	L + 6.00%	(b)	9.74%	09/2028	90	87	—	86
ProcessUnity Holdings, LLC	One stop	L + 6.00%	(a)	10.38%	09/2028	23	22	—	22
Pyramid Healthcare Acquisition Corp.^	One stop	L + 4.75%	(b)	9.17%	05/2027	7,228	7,175	0.6	7,156
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	9.43%	05/2027	624	607	—	608
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	9.48%	05/2027	343	341	—	340
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	9.48%	05/2027	212	211	—	210
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	9.16%	05/2027	71	70	—	70
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	9.16%	05/2027	62	62	—	61
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	9.48%	05/2027	58	58	—	58
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	9.48%	05/2027	58	58	—	58
Pyramid Healthcare Acquisition Corp.	One stop	L + 4.75%	(b)	9.16%	05/2027	23	23	—	23
Pyramid Healthcare Acquisition Corp.(5)	One stop	L + 4.75%		N/A(6)	05/2027	—	(1)	—	(2)
QAD, Inc.#	One stop	L + 6.00%	(a)	10.38%	11/2027	34,574	34,295	2.7	34,229
QAD, Inc.(5)	One stop	L + 6.00%		N/A(6)	11/2027	—	(4)	—	(5)
Quant Buyer, Inc.	One stop	SF + 5.50%	(l)	9.90%	06/2029	1,489	1,475	0.1	1,439
Quant Buyer, Inc.#	One stop	SF + 5.50%	(l)	9.90%	06/2029	1,254	1,242	0.1	1,212
Quant Buyer, Inc.#	One stop	SF + 6.00%	(l)	10.40%	06/2029	1,047	1,037	0.1	1,036
Quant Buyer, Inc.(5)	One stop	SF + 5.50%		N/A(6)	06/2029	—	(1)	—	(5)
Rainforest Bidco Limited(8)(9)(10)(22)	One stop	SN + 5.75%	(i)	9.18%	07/2029	10,827	10,382	0.8	10,719
Rainforest Bidco Limited(8)(10)	One stop	SF + 5.75%	(l)	8.79%	07/2029	2,114	2,087	0.2	2,093
Rainforest Bidco Limited(5)(8)(9)(10)	One stop	SN + 5.75%		N/A(6)	07/2029	—	(24)	—	(8)
RegEd Aquireco, LLC#	Senior loan	L + 4.25%	(b)	8.66%	12/2024	1,189	1,186	0.1	1,106
RegEd Aquireco, LLC	Senior loan	L + 4.25%	(b)(d)	9.59%	12/2024	118	118	—	110
Riskonnect Parent, LLC#^	One stop	SF + 5.50%	(l)	10.23%	12/2028	36,273	35,965	2.8	35,548
Riskonnect Parent, LLC(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(3)	—	(7)
Riskonnect Parent, LLC(5)	One stop	SF + 5.50%		N/A(6)	12/2028	—	(14)	—	(30)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L + 6.25%	(a)	10.63%	05/2027	1,760	1,747	0.1	1,742
Rodeo Buyer Company & Absorb Software Inc.	One stop	L + 6.25%	(a)	10.49%	05/2027	7	6	—	6
SailPoint Technologies Holdings, Inc.#	One stop	SF + 6.25%	(k)	10.58%	08/2029	4,827	4,736	0.4	4,634
SailPoint Technologies Holdings, Inc.(5)	One stop	SF + 6.25%		N/A(6)	08/2028	—	(3)	—	(7)
Sapphire Bidco Oy(8)(9)(16)	One stop	E + 6.00%	(e)	7.32%	04/2029	16,040	14,830	1.2	15,880
Sonatype, Inc.#	One stop	SF + 6.75%	(l)	11.08%	12/2025	15,238	15,152	1.2	15,238
Sonatype, Inc.+	One stop	SF + 6.75%	(l)	11.08%	12/2025	12,912	12,849	1.0	12,912
Sonatype, Inc.(5)	One stop	SF + 6.75%		N/A(6)	12/2025	—	(1)	—	—
Spartan Buyer Acquisition Co.#+(22)	One stop	SF + 8.50%	(k)	10.82% cash/2.00% PIK	12/2026	12,591	12,427	1.0	12,465
Spartan Buyer Acquisition Co.#(22)	One stop	SF + 8.50%	(k)	10.82% cash/2.00% PIK	12/2026	809	793	0.1	801
Spartan Buyer Acquisition Co.(5)(22)	One stop	P + 7.50%	(d)	13.00% cash/2.00% PIK	12/2026	1	(1)	—	—
Tahoe Bidco B.V. +	One stop	L + 6.00%	(b)	10.75%	09/2028	5,122	5,080	0.4	5,020
Tahoe Bidco B.V. (5)	One stop	L + 6.00%		N/A(6)	10/2027	—	(1)	—	(2)
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Telesoft Holdings LLC~^+	One stop	L + 5.75%	(a)(c)	10.30%	12/2025	$20,690	$20,456	1.6%	$20,455
Telesoft Holdings LLC#	One stop	L + 6.25%	(c)	11.18%	08/2028	1,393	1,377	0.1	1,379
Telesoft Holdings LLC	One stop	L + 5.75%	(a)	10.14%	12/2025	19	16	—	16
Templafy APS and Templafy, LLC#(8)(18)	One stop	SF + 6.50%	(m)	9.64%	07/2028	1,629	1,588	0.1	1,629
Templafy APS and Templafy, LLC(8)(18)	One stop	SF + 6.50%		N/A(6)	07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(8)(18)	One stop	SF + 6.50%		N/A(6)	07/2028	—	(8)	—	—
TI Intermediate Holdings, LLC~	Senior loan	L + 4.25%	(b)(c)	9.18%	12/2024	801	798	0.1	798
TI Intermediate Holdings, LLC#	Senior loan	L + 4.25%	(b)(c)	9.18%	12/2024	215	212	—	214
TI Intermediate Holdings, LLC	Senior loan	L + 4.25%	(b)(c)	9.18%	12/2024	101	100	—	101
TI Intermediate Holdings, LLC	Senior loan	L + 4.50%	(b)(c)	9.42%	12/2024	92	91	—	92
TI Intermediate Holdings, LLC#	Senior loan	L + 4.50%	(b)(c)	9.43%	12/2024	37	37	—	37
TI Intermediate Holdings, LLC	Senior loan	L + 4.25%		N/A(6)	12/2024	—	—	—	—
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	11.40%	03/2025	1,915	1,901	0.2	1,915
Togetherwork Holdings, LLC^	One stop	L + 6.25%	(c)	11.40%	03/2025	1,267	1,260	0.1	1,267
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(c)	11.40%	03/2025	850	844	0.1	850
Togetherwork Holdings, LLC	One stop	L + 6.25%	(c)	11.40%	03/2025	741	737	0.1	741
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	11.40%	03/2025	489	486	0.1	489
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	11.40%	03/2025	468	464	0.1	468
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	11.40%	03/2025	463	459	0.1	463
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	11.40%	03/2025	431	428	—	431
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	11.40%	03/2025	395	392	—	395
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	11.40%	03/2025	297	294	—	297
Togetherwork Holdings, LLC#	One stop	L + 6.25%	(c)	11.40%	03/2025	207	205	—	207
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	11.40%	03/2025	198	196	—	198
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	11.40%	03/2025	178	177	—	178
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	11.40%	03/2025	83	83	—	83
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	11.40%	03/2025	81	80	—	81
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	11.40%	03/2025	17	17	—	17
Togetherwork Holdings, LLC~	One stop	L + 6.25%	(c)	11.40%	03/2025	16	16	—	16
Togetherwork Holdings, LLC(5)	One stop	SF + 6.25%		N/A(6)	03/2025	—	(1)	—	—
Trintech, Inc.~	One stop	L + 6.00%	(a)	10.38%	12/2024	2,054	2,047	0.2	2,033
Trintech, Inc.~	One stop	L + 6.00%	(a)	10.38%	12/2024	1,022	1,018	0.1	1,011
Trintech, Inc.	One stop	L + 6.00%	(a)	10.38%	12/2024	50	49	—	49
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)(22)	One stop	N/A		4.50% cash/6.07% PIK	05/2024	2,001	2,155	0.2	1,761
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)(22)	One stop	N/A		4.50% cash/6.07% PIK	05/2024	67	72	—	59
Vendavo, Inc.^	One stop	L + 5.75%	(b)	10.49%	09/2027	8,309	8,253	0.6	7,811
Vendavo, Inc.	One stop	P + 4.75%	(d)	12.25%	09/2027	40	39	—	31
WebPT, Inc.	One stop	L + 6.75%	(b)	11.48%	01/2028	305	301	—	302
Workforce Software, LLC+(22)	One stop	L + 7.25%	(c)	9.46% cash/3.00% PIK	07/2025	11,437	11,315	0.9	11,209
Workforce Software, LLC+(22)	One stop	L + 7.25%	(c)	9.46% cash/3.00% PIK	07/2025	2,022	2,022	0.2	1,982
Workforce Software, LLC#(22)	One stop	L + 7.25%	(c)	9.46% cash/3.00% PIK	07/2025	1,436	1,415	0.1	1,407
Workforce Software, LLC(22)	One stop	L + 7.25%	(c)	9.46% cash/3.00% PIK	07/2025	1,394	1,376	0.1	1,366
Workforce Software, LLC	One stop	L + 6.50%	(b)(c)	11.48%	07/2025	59	58	—	57
Zendesk, Inc.#	One stop	SF + 6.50%	(l)	11.04%	11/2028	7,960	7,804	0.6	7,801
Zendesk, Inc.(5)	One stop	SF + 6.50%		N/A(6)	11/2028	—	(1)	—	(1)
Zendesk, Inc.(5)	One stop	SF + 6.50%		N/A(6)	11/2028	—	(20)	—	(20)
						618,159	611,772	47.3	608,351
Specialty Retail
Ave Holdings III, Corp^	One stop	SF + 5.50%	(l)	10.23%	02/2028	4,345	4,308	0.3	4,258
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ave Holdings III, Corp#	One stop	SF + 5.50%	(l)	10.23%	02/2028	$1,665	$1,636	0.2%	$1,632
Ave Holdings III, Corp(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(3)	—	(3)
Ave Holdings III, Corp(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(150)	—	(253)
Consilio Midco Limited#(8)(9)(10)	One stop	E + 6.25%	(e)	8.38%	05/2028	28,274	29,457	2.1	27,426
Consilio Midco Limited^(8)(10)	One stop	SF + 5.75%	(l)	10.48%	05/2028	5,916	5,862	0.4	5,738
Consilio Midco Limited#(8)(10)	One stop	SF + 5.75%	(l)	10.48%	05/2028	4,460	4,391	0.4	4,326
Consilio Midco Limited~(8)(10)	One stop	SF + 5.75%	(l)	10.48%	05/2028	834	821	0.1	809
Consilio Midco Limited~(8)(10)	One stop	SF + 5.75%	(l)	10.48%	05/2028	555	549	—	538
Consilio Midco Limited~(8)(10)	One stop	SF + 5.75%	(l)	10.48%	05/2028	284	277	—	275
Consilio Midco Limited(8)(9)(10)	One stop	E + 6.25%	(e)	8.38%	05/2028	245	218	—	210
Consilio Midco Limited(8)(9)(10)	One stop	E + 6.25%	(e)	8.32%	05/2028	34	34	—	33
Consilio Midco Limited(5)(8)(10)	One stop	SF + 5.75%		N/A(6)	05/2028	—	(2)	—	(3)
Consilio Midco Limited(5)(8)(10)	One stop	SF + 5.75%		N/A(6)	05/2028	—	—	—	(1)
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	1,827	1,821	0.2	1,726
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	1,590	1,585	0.2	1,502
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	1,504	1,502	0.1	1,421
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	1,432	1,428	0.1	1,353
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	1,096	1,094	0.1	1,035
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	1,059	1,056	0.1	1,000
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	866	865	0.1	819
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	858	855	0.1	810
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	789	786	0.1	745
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	739	738	0.1	698
Imperial Optical Midco Inc.#	One stop	L + 6.75%	(b)	11.16%	08/2023	640	639	0.1	605
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	634	632	0.1	599
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	611	609	0.1	577
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	594	592	0.1	561
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	591	590	0.1	558
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	557	556	0.1	527
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	550	548	0.1	520
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	533	531	0.1	503
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	525	523	0.1	496
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	481	480	0.1	455
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	440	439	—	415
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	439	438	—	415
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	438	437	—	414
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	413	410	0.1	390
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	405	403	—	382
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	401	400	—	379
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	379	378	—	358
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	373	371	—	352
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	371	370	0.1	350
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	369	368	—	349
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	348	346	—	329
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	344	343	—	325
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	337	336	—	318
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	318	316	—	300
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	309	308	—	292
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	285	284	—	269
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	265	264	—	250
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	256	255	—	242
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	$249	$248	—%	$235
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	249	248	—	236
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	245	244	—	231
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	243	242	—	229
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	242	242	—	229
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	212	212	—	201
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	192	191	—	181
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	192	192	—	182
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	191	191	—	181
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	188	188	—	178
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	186	186	—	176
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	183	182	—	173
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	176	175	—	166
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	174	173	—	164
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	174	173	—	164
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	174	173	—	164
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	173	172	—	163
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	169	169	—	160
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	161	161	—	152
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	159	158	—	150
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	159	159	—	150
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	157	157	—	148
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	151	150	—	142
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	148	148	—	140
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	146	145	—	138
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	146	145	—	138
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	145	144	—	137
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	143	142	—	135
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	138	137	—	130
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	137	136	—	129
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	137	137	—	130
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	137	137	—	130
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	124	124	—	117
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	120	120	—	114
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	117	117	—	111
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	115	114	—	108
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	107	107	—	101
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	106	106	—	100
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	102	102	—	97
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	99	98	—	93
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	98	98	—	93
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	96	95	—	90
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	95	94	—	89
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	94	94	—	89
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	93	92	—	87
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	92	91	—	86
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	90	89	—	85
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	88	88	—	83
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	88	88	—	84
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	84	84	—	79
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	84	84	—	79
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	82	82	—	78
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	79	78	—	74
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	$77	$77	—%	$73
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	72	72	—	68
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	71	71	—	67
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	68	68	—	64
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	68	67	—	64
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	67	66	—	63
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	66	66	—	63
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	66	66	—	62
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	61	61	—	58
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	58	58	—	55
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	57	57	—	54
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	56	55	—	53
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	56	56	—	53
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	55	55	—	52
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	55	54	—	52
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	55	55	—	52
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	54	54	—	51
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	53	53	—	50
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	52	51	—	49
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	50	50	—	47
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	50	50	—	47
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	48	48	—	46
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	48	47	—	45
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	47	47	—	45
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	44	44	—	41
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	44	44	—	41
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	42	42	—	39
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	42	42	—	40
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	41	41	—	39
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	40	40	—	38
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	40	40	—	38
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	36	36	—	34
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	33	33	—	31
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	33	33	—	31
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	32	32	—	30
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	32	32	—	30
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	31	30	—	29
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	31	31	—	29
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	27	27	—	26
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	25	25	—	23
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	25	25	—	23
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	24	24	—	23
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	24	24	—	22
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	24	24	—	23
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	23	23	—	22
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	23	23	—	22
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	23	23	—	22
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	22	22	—	21
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	21	21	—	20
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	20	20	—	19
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	20	20	—	19
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	17	17	—	16
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	17	17	—	16
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	$17	$17	—%	$16
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	16	16	—	15
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	16	16	—	15
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	15	15	—	14
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	15	15	—	14
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	15	15	—	14
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	15	15	—	14
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	14	14	—	13
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	13	13	—	12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	13	13	—	13
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	12	12	—	11
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	12	12	—	11
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	12	12	—	11
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	12	12	—	11
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	12	12	—	11
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	12	12	—	12
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	11	11	—	11
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	11	11	—	10
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	11	11	—	10
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	10	10	—	10
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	10	10	—	10
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	9	9	—	9
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	9	9	—	9
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	8	8	—	7
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	8	8	—	8
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	8	8	—	7
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	7	7	—	7
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	6	6	—	5
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	6	6	—	6
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	5	5	—	5
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	4	4	—	4
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	4	4	—	4
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	4	4	—	4
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	4	4	—	3
Imperial Optical Midco Inc.	One stop	L + 6.75%	(b)	11.16%	08/2023	3	3	—	3
Imperial Optical Midco Inc.(5)	One stop	L + 6.75%		N/A(6)	08/2023	—	(14)	—	(224)
PPV Intermediate Holdings, LLC#~	One stop	SF + 5.75%	(k)(l)	10.11%	08/2029	4,064	3,992	0.3	3,983
PPV Intermediate Holdings, LLC(22)	One stop	N/A		13.00%	08/2030	474	463	—	460
PPV Intermediate Holdings, LLC	One stop	SF + 5.75%	(k)	10.07%	08/2029	105	97	—	97
PPV Intermediate Holdings, LLC(5)(22)	One stop	N/A		13.00%	08/2030	1	(1)	—	(4)
PPV Intermediate Holdings, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2029	—	(11)	—	(11)
Salon Lofts Group, LLC#	One stop	SF + 5.75%	(l)	10.33%	08/2028	1,784	1,767	0.1	1,766
Salon Lofts Group, LLC	One stop	SF + 5.75%	(l)	10.22%	08/2028	29	29	—	29
Salon Lofts Group, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2028	—	(2)	—	(2)
Salon Lofts Group, LLC(5)	One stop	SF + 5.75%		N/A(6)	08/2028	—	(8)	—	(9)
SureWerx Purchaser III, Inc.#(8)(12)	One stop	SF + 6.75%	(l)	11.30%	12/2029	8,254	8,048	0.6	8,130
SureWerx Purchaser III, Inc.(8)(12)	One stop	SF + 6.75%	(l)	11.30%	12/2028	6	5	—	6
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
SureWerx Purchaser III, Inc.(5)(8)(12)	One stop	SF + 6.75%		N/A(6)	12/2029	$—	$(25)	—%	$(17)
Titan Fitness, LLC#(22)	One stop	L + 6.75%	(a)(b)	9.19% cash/2.00% PIK	02/2025	6,781	6,747	0.5	6,238
Titan Fitness, LLC(22)	One stop	L + 6.75%	(c)	8.94% cash/2.00% PIK	02/2025	800	796	0.1	735
Titan Fitness, LLC(22)	One stop	L + 6.75%	(c)	8.94% cash/2.00% PIK	02/2025	246	245	—	225
Vermont Aus Pty Ltd(8)(11)	One stop	SF + 5.50%	(l)	10.23%	03/2028	1,898	1,873	0.2	1,898
Vermont Aus Pty Ltd(8)(9)(11)	One stop	A + 5.75%	(g)	9.06%	03/2028	1,765	1,907	0.2	1,765
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF + 5.50%	(l)	10.34%	04/2028	4,042	3,989	0.3	3,961
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF + 5.50%	(l)	10.31%	04/2028	1,021	954	0.1	920
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop	P + 4.50%	(d)	12.00%	04/2028	1	—	—	(1)
						112,255	112,517	8.3	107,399
Textiles, Apparel and Luxury Goods
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L + 6.00%	(c)	10.12%	03/2028	393	389	0.1	366
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L + 6.00%	(c)	10.12%	03/2028	196	194	—	182
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L + 6.00%	(c)	10.12%	03/2028	172	170	—	160
Dollfus Mieg Company, Inc.(5)(8)(9)(10)	One stop	E + 6.00%		N/A(6)	03/2028	—	(8)	—	(46)
QF Holdings, Inc.	One stop	L + 6.25%	(c)	10.43%	12/2027	305	301	—	305
						1,066	1,046	0.1	967
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.^	One stop	SF + 6.25%	(l)	10.91%	06/2028	6,336	6,240	0.5	6,081
Marcone Yellowstone Buyer Inc.#^	One stop	SF + 6.25%	(l)	10.98%	06/2028	5,988	5,886	0.4	5,748
Marcone Yellowstone Buyer Inc.#	One stop	SF + 6.50%	(l)	11.23%	06/2028	2,146	2,083	0.2	2,082
Marcone Yellowstone Buyer Inc.	One stop	SF + 6.25%	(l)	10.94%	06/2028	2,144	2,111	0.1	2,058
Marcone Yellowstone Buyer Inc.#	One stop	SF + 6.25%	(l)	10.98%	06/2028	1,367	1,345	0.1	1,312
Marcone Yellowstone Buyer Inc.(5)	One stop	SF + 6.50%		N/A(6)	06/2028	—	(22)	—	(22)
						17,981	17,643	1.3	17,259
Water Utilities
S.J. Electro Systems, LLC^	Senior loan	L + 4.50%	(b)	9.23%	06/2027	2,148	2,132	0.2	2,041
S.J. Electro Systems, LLC	Senior loan	L + 4.50%	(b)	9.23%	06/2027	1,126	1,122	0.1	1,070
S.J. Electro Systems, LLC	Senior loan	L + 4.50%	(b)	9.23%	06/2027	151	150	—	141
S.J. Electro Systems, LLC(5)	Senior loan	L + 4.50%		N/A(6)	06/2027	—	(24)	—	—
Vessco Midco Holdings, LLC	Senior loan	L + 4.50%	(b)(c)	9.44%	11/2026	275	263	—	253
Vessco Midco Holdings, LLC#	Senior loan	L + 4.50%	(a)	8.88%	11/2026	88	88	—	86
Vessco Midco Holdings, LLC	Senior loan	P + 3.50%	(d)	11.00%	10/2026	6	6	—	6
						3,794	3,737	0.3	3,597
Total debt investments						$2,332,122	$2,320,118	176.5%	$2,272,751

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(19)(20)
Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A	N/A	—	$320	—%	$177
Go Car Wash Parent, Corp.(21)	Preferred Stock	N/A	13.00% Non-Cash	N/A	—	3,936	0.3	4,044
Go Car Wash Parent, Corp.	Common Stock	N/A	N/A	N/A	—	847	0.1	1,042
MOP GM Holding, LLC	LP units	N/A	N/A	N/A	—	134	—	175
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A	N/A	—	32	—	33
POY Holdings, LLC	LLC units	N/A	N/A	N/A	305	305	0.1	618
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A	N/A	—	93	—	209
						5,667	0.5	6,298
Biotechnology
Cobepa BlueSky Aggregator, SCSp	LP Interest	N/A	N/A	N/A	42	422	—	291

Building Products
BECO Holding Company, Inc.(21)	Preferred Stock	N/A	11.75% Non-Cash	N/A	122	12,235	1.0	13,464
BECO Holding Company, Inc.	LP Interest	N/A	N/A	N/A	8	821	0.1	814
						13,056	1.1	14,278
Chemicals
Inhance Technologies Holdings LLC	Preferred Stock	N/A	N/A	N/A	10	9,689	0.9	10,827
Inhance Technologies Holdings LLC	LLC units	N/A	N/A	N/A	—	34	—	145
						9,723	0.9	10,972
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP Interest	N/A	N/A	N/A	233	233	—	276
EGD Security Systems, LLC	Common Stock	N/A	N/A	N/A	3,035	3,035	0.4	5,159
North Haven Stack Buyer, LLC	LLC units	N/A	N/A	N/A	156	156	—	188
PT Intermediate Holdings III, LLC	LLC units	N/A	N/A	N/A	8	778	0.1	873
Radwell Parent, LLC(21)	LP units	N/A	N/A	N/A	2	175	—	193
						4,377	0.5	6,689
Containers and Packaging
Chase Intermediate	LP units	N/A	N/A	N/A	168	168	—	226

Diversified Consumer Services
CHHJ Midco, LLC(21)	LLC units	N/A	N/A	N/A	8	79	—	108
DP Flores Holdings, LLC	LLC units	N/A	N/A	N/A	36	36	—	36
EMS LINQ, LLC	LP Interest	N/A	N/A	N/A	236	236	—	214
EWC Growth Partners LLC	LLC interest	N/A	N/A	N/A	—	25	—	10
HS Spa Holdings, Inc.	Common Stock	N/A	N/A	N/A	250	250	—	252
Liminex, Inc.	Common Stock	N/A	N/A	N/A	5	176	—	367
NSG Buyer, Inc.	LP units	N/A	N/A	N/A	1	744	0.1	744
						1,546	0.1	1,731
Food & Staples Retailing
Mendocino Farms, LLC	Common Stock	N/A	N/A	N/A	59	257	0.1	610
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A	N/A	6	64	—	30
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A	N/A	—	4	—	6
Wood Fired Holding Corp.	LLC units	N/A	N/A	N/A	103	103	—	143
Wood Fired Holding Corp.	Common Stock	N/A	N/A	N/A	103	—	—	435
						428	0.1	1,224
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC	Preferred Stock	N/A	N/A	N/A	30	$40	—%	$45
Borrower R365 Holdings, LLC	LLC units	N/A	N/A	N/A	1	2	—	2
Borrower R365 Holdings, LLC	Common Stock	N/A	N/A	N/A	—	1	—	1
Borrower R365 Holdings, LLC	Preferred Stock	N/A	N/A	N/A	1	1	—	1
Kodiak Cakes, LLC	Common Stock	N/A	N/A	N/A	—	112	—	61
Kodiak Cakes, LLC	LLC units	N/A	N/A	N/A	76	76	—	41
Louisiana Fish Fry Products, Ltd.	Common Stock	N/A	N/A	N/A	—	212	—	118
Louisiana Fish Fry Products, Ltd.	Preferred Stock	N/A	N/A	N/A	—	6	—	6
P&P Food Safety Holdings, Inc.	Common Stock	N/A	N/A	N/A	1	142	—	84
						592	—	359
Health Care Technology
Connexin Software, Inc.	LLC interest	N/A	N/A	N/A	26	26	—	36
HSI Halo Acquisition, Inc.	LP Interest	N/A	N/A	N/A	—	76	—	106
HSI Halo Acquisition, Inc.	LP Interest	N/A	N/A	N/A	—	1	—	27
Symplr Software, Inc.(21)	Preferred Stock	N/A	11.00% Non-Cash	N/A	3	2,909	0.3	2,939
Symplr Software, Inc.(21)	Preferred Stock	N/A	10.63% Non-Cash	N/A	1	631	0.1	986
Symplr Software, Inc.(21)	Preferred Stock	N/A	11.00% Non-Cash	N/A	—	353	0.1	390
Symplr Software, Inc.(21)	Preferred Stock	N/A	11.00% Non-Cash	N/A	—	217	—	228
Symplr Software, Inc.	Common Stock	N/A	N/A	N/A	42	—	—	131
						4,213	0.5	4,843
Health Care Equipment & Supplies
Aspen Medical Products, LLC	LP Interest	N/A	N/A	N/A	—	17	—	22
Blue River Pet Care, LLC	Common Stock	N/A	N/A	N/A	—	207	—	532
CCSL Holdings, LLC	LP Interest	N/A	N/A	N/A	—	135	—	108
CMI Parent Inc.	Common Stock	N/A	N/A	N/A	—	279	—	370
CMI Parent Inc.	Common Stock	N/A	N/A	N/A	5	5	0.1	577
						643	0.1	1,609
Health Care Providers & Services
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	LLC units	N/A	N/A	N/A	51	52	—	68
CRH Healthcare Purchaser, Inc.	LP Interest	N/A	N/A	N/A	102	50	—	247
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	444	0.1	467
Elite Dental Partners LLC	LLC interest	N/A	N/A	N/A	—	191	—	59
Elite Dental Partners LLC	LLC units	N/A	N/A	N/A	—	—	—	—
Emerge Intermediate, Inc.	LLC units	N/A	N/A	N/A	—	165	—	128
Emerge Intermediate, Inc.	LLC units	N/A	N/A	N/A	—	10	—	14
Emerge Intermediate, Inc.	LLC units	N/A	N/A	N/A	2	2	—	—
Encorevet Group LLC	Common Stock	N/A	N/A	N/A	2	223	—	277
Encorevet Group LLC	LLC units	N/A	N/A	N/A	1	158	—	171
Krueger-Gilbert Health Physics, LLC	Common Stock	N/A	N/A	N/A	52	54	—	64
Midwest Veterinary Partners, LLC(21)	Preferred Stock	N/A	12.00% Non-Cash	N/A	—	473	0.1	507
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A	N/A	—	13	—	18
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A	N/A	3	—	—	170
NDX Parent, LLC	Common Stock	N/A	N/A	N/A	—	106	—	6
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	Common Stock	N/A	N/A	N/A	—	126	—	103
Suveto Buyer, LLC	Common Stock	N/A	N/A	N/A	2	241	—	119
						2,308	0.2	2,418

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants and Leisure
Freddy's Frozen Custard LLC	LP Interest	N/A	N/A	N/A	81	$81	—%	$125
Harri US LLC	LLC units	N/A	N/A	N/A	36	286	—	286
Harri US LLC	Preferred Stock	N/A	N/A	N/A	31	198	—	226
Harri US LLC	Warrant	N/A	N/A	N/A	9	46	—	66
SSRG Holdings, LLC	LP Interest	N/A	N/A	N/A	40	399	0.1	546
Tropical Smoothie Cafe Holdings, LLC	LP Interest	N/A	N/A	N/A	2	99	—	375
						1,109	0.1	1,624
Household Durables
Groundworks LLC(21)	LLC interest	N/A	N/A	N/A	—	53	—	252

Insurance
Majesco	LP Interest	N/A	N/A	N/A	—	124	—	150
Majesco	LP Interest	N/A	N/A	N/A	28	—	—	17
						124	—	167
Internet and Catalog Retail
Revalize, Inc.	Preferred Stock	N/A	N/A	N/A	8	7,472	0.6	7,740
Revalize, Inc.	Preferred Stock	N/A	N/A	N/A	5	4,484	0.3	4,645
Revalize, Inc.	Preferred Stock	N/A	N/A	N/A	4	3,632	0.3	3,377
Revalize, Inc.	Preferred Stock	N/A	N/A	N/A	3	2,681	0.3	2,673
						18,269	1.5	18,435
IT Services
Appriss Health Intermediate Holdings, Inc(21)	Preferred Stock	N/A	11.00% Non-Cash	N/A	1	813	0.1	847
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred Stock	N/A	N/A	N/A	217	170	0.1	1,670
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred Stock	N/A	N/A	N/A	57	156	—	438
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred Stock	N/A	N/A	N/A	13	108	—	102
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Warrant	N/A	N/A	N/A	75	59	0.1	529
Critical Start, Inc.	Common Stock	N/A	N/A	N/A	118	118	—	128
Episerver, Inc.	Common Stock	N/A	N/A	N/A	17	173	—	182
Kentik Technologies, Inc.	Preferred Stock	N/A	N/A	N/A	83	475	0.1	492
Netwrix Corporation	LLC units	N/A	N/A	N/A	5	9	—	10
PCS Intermediate II Holdings, LLC	LLC interest	N/A	N/A	N/A	13	126	—	171
Red Dawn SEI Buyer, Inc.	LP Interest	N/A	N/A	N/A	219	219	—	322
Saturn Borrower Inc.	LP units	N/A	N/A	N/A	139	139	—	66
						2,565	0.4	4,957
Leisure Products
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	15	24	—	42
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	10	16	—	29
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	9	13	—	23
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	8	12	—	21
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	3	5	—	9
WBZ Investment LLC	LLC interest	N/A	N/A	N/A	—	—	—	1
						70	—	125
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A	N/A	372	372	—	372
Celerion Buyer, Inc.	LP units	N/A	N/A	N/A	372	—	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PAS Parent Inc.	LP Interest	N/A	N/A	N/A	6	$624	—%	$544
Reaction Biology Corporation	LLC units	N/A	N/A	N/A	—	244	—	297
						1,240	—	1,213
Paper and Forest Products
Messenger, LLC	LLC units	N/A	N/A	N/A	2	213	—	163
Messenger, LLC	LLC units	N/A	N/A	N/A	—	—	—	—
						213	—	163
Pharmaceuticals
Amalthea Parent, Inc.(8)(12)	LP Interest	N/A	N/A	N/A	199	199	—	345
Cobalt Buyer Sub, Inc.(21)	Preferred Stock	N/A	10.00% Non-Cash	N/A	3	3,418	0.3	3,915
Cobalt Buyer Sub, Inc.	Preferred Stock	N/A	N/A	N/A	—	72	—	70
Cobalt Buyer Sub, Inc.	Common Stock	N/A	N/A	N/A	1	1	—	—
						3,690	0.3	4,330
Professional Services
Enboarder, Inc.(8)(11)	Preferred Stock	N/A	N/A	N/A	27	280	—	294
Filevine, Inc.	Preferred Stock	N/A	N/A	N/A	141	892	0.1	927
Filevine, Inc.	Warrant	N/A	N/A	N/A	21	31	—	95
Net Health Acquisition Corp.	LP Interest	N/A	N/A	N/A	1	133	—	147
Procure Acquireco, Inc.	LP Interest	N/A	N/A	N/A	—	333	—	368
						1,669	0.1	1,831
Real Estate Management & Development
Inhabit IQ Inc.	Common Stock	N/A	N/A	N/A	11	60	—	117

Road & Rail
Internet Truckstop Group LLC	LP Interest	N/A	N/A	N/A	146	146	—	186

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.	LP Interest	N/A		N/A	N/A	577	$577	0.1%	$577
Aras Corporation(21)	Preferred Stock	N/A		12.00% Non-Cash	N/A	—	403	0.1	462
Aras Corporation	LP Interest	N/A		N/A	N/A	121	121	—	99
Astute Holdings, Inc.	LP Interest	N/A		N/A	N/A	—	59	—	182
Auvik Networks Inc.(8)(12)	Preferred Stock	N/A		N/A	N/A	11	111	—	117
Bayshore Intermediate #2, L.P.	Common Stock	N/A		N/A	N/A	1,746	1,746	0.1	1,426
Calabrio, Inc.	LP Interest	N/A		N/A	N/A	—	306	—	311
Calabrio, Inc.	LP Interest	N/A		N/A	N/A	38	—	—	—
Cloudbees, Inc.	Preferred Stock	N/A		N/A	N/A	30	341	—	380
Cloudbees, Inc.	Preferred Stock	N/A		N/A	N/A	15	93	—	174
Cloudbees, Inc.	Warrant	N/A		N/A	N/A	27	40	—	266
Cynet Security Ltd.(8)(15)	Preferred Stock	N/A		N/A	N/A	74	262	—	273
Diligent Corporation(21)	Preferred Stock	N/A		10.50% Non-Cash	N/A	7	6,709	0.6	7,156
FirstUp, Inc.	Common Stock	N/A		N/A	N/A	84	205	—	125
GS Acquisitionco, Inc.(21)	Preferred Stock	N/A		11.00% Non-Cash	N/A	9	9,537	0.7	9,099
GS Acquisitionco, Inc.(21)	Preferred Stock	N/A		11.00% Non-Cash	N/A	3	2,996	0.2	2,770
GS Acquisitionco, Inc.	LP Interest	N/A		N/A	N/A	—	26	—	208
GTY Technology Holdings, Inc.	LP units	N/A		N/A	N/A	24	24	—	25
Impartner, Inc.	Preferred Stock	N/A		N/A	N/A	11	90	—	86
Kaseya Inc.(21)	Preferred Stock	N/A		11.75% Non-Cash	N/A	3	2,564	0.2	2,630
Kaseya Inc.	LP Interest	N/A		N/A	N/A	150	150	—	159
MetricStream, Inc.	Warrant	N/A		N/A	N/A	44	67	—	41
Ministry Brands Holdings LLC	LP Interest	N/A		N/A	N/A	361	362	—	207
mParticle, Inc.	Preferred Stock	N/A		N/A	N/A	65	426	0.1	396
mParticle, Inc.	Warrant	N/A		N/A	N/A	30	6	—	150
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	Warrant	N/A		N/A	N/A	2	6	—	11
Personify, Inc.	LP Interest	N/A		N/A	N/A	163	171	0.1	359
Pyramid Healthcare Acquisition Corp.	Common Stock	N/A		N/A	N/A	73	73	—	113
QAD, Inc.	Preferred Stock	N/A		N/A	N/A	—	441	0.1	396
QAD, Inc.	Common Stock	N/A		N/A	N/A	30	—	—	—
RegEd Aquireco, LLC	LP Interest	N/A		N/A	N/A	—	73	—	16
RegEd Aquireco, LLC	LP Interest	N/A		N/A	N/A	1	—	—	—
Riskonnect Parent, LLC(21)	Preferred Stock	N/A		11.00% Non-Cash	N/A	8	8,186	0.6	7,880
Riskonnect Parent, LLC	LP Interest	N/A		N/A	N/A	378	379	—	374
Riskonnect Parent, LLC(21)	Preferred Stock	SF + 10.50%	(l)	15.08% Non-Cash	N/A	—	335	—	349
SnapLogic, Inc.	Preferred Stock	N/A		N/A	N/A	66	164	0.1	346
SnapLogic, Inc.	Warrant	N/A		N/A	N/A	25	18	—	90
Spartan Buyer Acquisition Co.	Common Stock	N/A		N/A	N/A	—	252	—	126
Spartan Buyer Acquisition Co.	Preferred Stock	N/A		N/A	N/A	—	15	—	15
Telesoft Holdings LLC	LP Interest	N/A		N/A	N/A	131	131	—	121
Templafy APS and Templafy, LLC(8)(18)	Warrant	N/A		N/A	N/A	—	32	—	20
Zendesk, Inc.	LP units	N/A		N/A	N/A	18	182	—	182
							37,679	3.0	37,717
Specialty Retail
Ave Holdings III, Corp(21)	Preferred Stock	N/A		11.50% Non-Cash	N/A	6	6,046	0.6	6,044
Ave Holdings III, Corp	LP units	N/A		N/A	N/A	1	777	—	785
Imperial Optical Midco Inc.	Preferred Stock	N/A		N/A	N/A	—	110	—	118
Imperial Optical Midco Inc.	Preferred Stock	N/A		N/A	N/A	—	42	—	43
Salon Lofts Group, LLC	LP units	N/A		N/A	N/A	—	45	—	41
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A		N/A	N/A	—	39	—	37
							7,059	0.6	7,068
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles, Apparel and Luxury Goods
MakerSights, Inc.	Preferred Stock	N/A	N/A	N/A	16	$85	0.1%	$85

Total equity investments						$117,174	10.1%	$129,208

Total investments					$2,332,122	$2,437,292	186.6%	$2,401,959

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			4.04% (23)			$9,692	0.7%	$9,692
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (CUSIP 61747C707)			4.13% (23)			671	0.1	671
Morgan Stanley US Dollar Liquidity Fund (CUSIP L64887109)			4.40% (23)			661	0.1	661
Total money market funds						$11,024	0.9%	$11,024

Total investments and money market funds						$2,448,316	187.5%	$2,412,983

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)

#	Denotes that all or a portion of the loan collateralizes the DB Credit Facility (as defined in Note 8).
~	Denotes that all or a portion of the loan secures the notes offered in the 2021 Debt Securitization (as defined in Note 8).
^	Denotes that all or a portion of the loan secures the notes offered in the 2022-2 Debt Securitization (as defined in Note 8).
+	Denotes that all or a portion of the loan secures the notes offered in the 2022 Debt Securitization (as defined in Note 8).
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), Australian Interbank Rate (‘‘AUD’’ or ‘‘A’’), Canadian Bankers Acceptance Rate (‘‘CDOR’’ or ‘‘C’’) or London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2022, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2022, as the loan may have priced or repriced based on an index rate prior to December 31, 2022.
(a) Denotes that all or a portion of the contract was indexed to the 30-day LIBOR, which was 4.39% as of December 31, 2022.
(b) Denotes that all or a portion of the contract was indexed to the 90-day LIBOR, which was 4.77% as of December 31, 2022.
(c) Denotes that all or a portion of the contract was indexed to the 180-day LIBOR, which was 5.14% as of December 31, 2022.
(d) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 7.50% as of December 31, 2022.
(e) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 2.13% as of December 31, 2022.
(f) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 2.69% as of December 31, 2022.
(g) Denotes that all or a portion of the contract was indexed to the Three Month AUD, which was 3.26% as of December 31, 2022.
(h) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 4.94% as of December 31, 2022.
(i) Denotes that all or a portion of the contract was indexed to SONIA, which was 3.43% as of December 31, 2022.
(j) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.30% as of December 31, 2022.
(k) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.36% as of December 31, 2022.
(l) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.59% as of December 31, 2022.
(m) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.78% as of December 31, 2022.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2022.
(3)The total principal amount is presented for debt investments while the number of shares or units owned is presented for equity investments.
(4)The fair values of investments were valued using significant unobservable inputs, unless otherwise noted. See Note 7. Fair Value Measurements.
(5)The negative fair value is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(6)The entire commitment was unfunded as of December 31, 2022. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of December 31, 2022, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, total non-qualifying assets at fair value represented 13.0% of the Company’s total assets calculated in accordance with the 1940 Act.
(9)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation.
(10) The headquarters of this portfolio company is located in the United Kingdom.
(11) The headquarters of this portfolio company is located in Australia.
(12) The headquarters of this portfolio company is located in Canada.
(13) The headquarters of this portfolio company is located in Luxembourg.
(14) The headquarters of this portfolio company is located in Netherlands.
(15) The headquarters of this portfolio company is located in Israel.
(16) The headquarters of this portfolio company is located in Finland.
(17) The headquarters of this portfolio company is located in Sweden.
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2022
(In thousands)
(18) The headquarters of this portfolio company is located in Denmark.
(19) Equity investments are non-income producing securities unless otherwise noted.
(20) Ownership of certain equity investments occurs through a holding company or partnership.
(21) The Company holds an equity investment that is income producing.
(22) All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2022.
(23) The rate shown is the annualized seven-day yield as of December 31, 2022.

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)		Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.#	One stop	SF + 6.50%	(k)	9.53%	06/2029	$14,840	$14,697	1.2%	$14,543
Anaplan, Inc.(5)	One stop	SF + 6.50%		N/A(6)	06/2028	—	(2)	—	(3)
Appfire Technologies, LLC~+	One stop	SF + 5.50%	(k)	8.63%	03/2027	14,372	14,206	1.2	14,229
Appfire Technologies, LLC	One stop	SF + 5.50%	(k)	8.63%	03/2027	19	16	—	16
Appfire Technologies, LLC(5)	One stop	SF + 5.50%		N/A(6)	03/2027	—	(3)	—	(4)
Appfire Technologies, LLC(5)	One stop	SF + 5.00%		N/A(6)	03/2027	—	(20)	—	(28)
Apptio, Inc.+	One stop	L + 6.00%	(b)	8.46%	01/2025	12,605	12,508	1.0	12,479
Apptio, Inc.	One stop	L + 6.00%	(b)	8.46%	01/2025	38	38	—	38
Aras Corporation+	One stop	L + 7.00%	(b)	5.71% cash/3.75% PIK	04/2027	5,554	5,513	0.4	5,554
Aras Corporation	One stop	L + 6.50%	(c)	9.50%	04/2027	31	30	—	31
Armstrong Bidco Limited#(8)(9)(10)	One stop	SN + 5.75%	(i)	7.94%	06/2029	1,656	1,765	0.1	1,607
Armstrong Bidco Limited(8)(9)(10)	One stop	SN + 5.75%	(i)	7.94%	06/2029	285	279	—	259
Auvik Networks Inc.+(8)(12)	One stop	SF + 5.75%	(l)	5.73% cash/2.75% PIK	07/2027	3,026	3,002	0.2	2,938
Auvik Networks Inc.#(8)(12)	One stop	SF + 6.25%	(l)	5.73% cash/3.25% PIK	07/2027	546	541	0.1	540
Auvik Networks Inc.(5)(8)(12)	One stop	SF + 5.75%		N/A(6)	07/2027	—	(1)	—	(2)
Axiom Merger Sub Inc.	One stop	L + 5.50%	(b)(c)	7.07%	04/2026	1,129	1,117	0.1	1,129
Axiom Merger Sub Inc.#	One stop	L + 5.50%	(c)	7.05%	04/2026	972	964	0.1	972
Axiom Merger Sub Inc.(8)(9)	One stop	E + 5.75%	(e)(f)	5.85%	04/2026	409	466	—	409
Axiom Merger Sub Inc.	One stop	L + 5.50%	(b)(c)	8.87%	04/2026	53	51	—	53
Axiom Merger Sub Inc.	One stop	L + 5.50%		N/A(6)	10/2025	—	—	—	—
Azul Systems, Inc.~	Senior loan	L + 4.50%	(b)	8.17%	04/2027	9,492	9,430	0.7	9,492
Azul Systems, Inc.	Senior loan	L + 4.50%		N/A(6)	04/2026	—	—	—	—
Bayshore Intermediate #2, L.P.+	One stop	L + 7.75%	(a)	10.43%	10/2028	27,639	27,148	2.2	27,639
Bayshore Intermediate #2, L.P.(5)	One stop	L + 6.75%		N/A(6)	10/2027	—	(3)	—	—
Bonterra LLC#+	One stop	L + 6.25%	(b)	9.92%	09/2027	25,775	25,458	2.0	25,517
Bonterra LLC	One stop	L + 6.25%	(b)	9.92%	09/2027	122	120	—	120
Bonterra LLC(5)	One stop	L + 6.25%		N/A(6)	09/2027	—	(39)	—	(61)
Bottomline Technologies, Inc.#	One stop	SF + 5.50%	(k)	8.35%	05/2029	13,737	13,478	1.0	13,325
Bottomline Technologies, Inc.(5)	One stop	SF + 5.50%		N/A(6)	05/2028	—	(4)	—	(6)
Bullhorn, Inc.#~	One stop	L + 5.75%	(b)	9.42%	09/2026	13,273	13,119	1.0	13,273
Bullhorn, Inc.#~	One stop	L + 5.75%	(b)	9.42%	09/2026	3,239	3,218	0.3	3,239
Bullhorn, Inc.(8)(9)	One stop	SN + 6.00%	(i)	8.19%	09/2026	2,150	2,342	0.2	2,150
Bullhorn, Inc.	One stop	L + 5.75%	(b)	9.42%	09/2026	1,455	1,439	0.1	1,455
Bullhorn, Inc.#(8)(9)	One stop	E + 5.75%	(e)	6.94%	09/2026	853	940	0.1	853
Bullhorn, Inc.	One stop	L + 5.75%	(b)	9.42%	09/2026	652	645	0.1	652
Bullhorn, Inc.	One stop	L + 5.75%	(b)	9.42%	09/2026	520	514	0.1	520
Bullhorn, Inc.	One stop	L + 5.75%	(b)	9.42%	09/2026	123	120	—	123
Burning Glass Intermediate Holdings Company, Inc.#	One stop	L + 5.00%	(a)	8.12%	06/2028	3,806	3,743	0.3	3,806
Burning Glass Intermediate Holdings Company, Inc.	One stop	L + 5.00%	(a)	8.12%	06/2026	28	26	—	28
Calabrio, Inc.#+	One stop	L + 7.00%	(b)	10.67%	04/2027	21,174	20,934	1.7	21,174
Calabrio, Inc.(5)	One stop	L + 7.00%		N/A(6)	04/2027	—	(3)	—	—
Community Brands Parentco LLC#	One stop	SF + 5.75%	(k)	8.88%	02/2028	2,568	2,522	0.2	2,517
Community Brands Parentco LLC(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(1)	—	(1)
Community Brands Parentco LLC(5)	One stop	SF + 5.50%		N/A(6)	02/2028	—	(3)	—	(7)
Daxko Acquisition Corporation~+	One stop	L + 5.50%	(a)	8.62%	10/2028	12,559	12,451	1.0	12,182
Daxko Acquisition Corporation	One stop	L + 5.50%	(a)	8.62%	10/2028	1,059	1,046	0.1	1,027
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2027	—	(2)	—	(5)
Daxko Acquisition Corporation(5)	One stop	L + 5.50%		N/A(6)	10/2028	—	(4)	—	(15)
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
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to SOFR, EURIBOR, Prime, SONIA, AUD, CDOR or LIBOR denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2022. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2022, which was the last business day of the period on which the applicable index was determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2022, as the loan may have priced or repriced based on an index rate prior to September 30, 2022.
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
(g) Denotes that all or a portion of the loan was indexed to the Three Month AUD, which was 3.11% as of September 30, 2022.
(h) Denotes that all or a portion of the loan was indexed to the 90-day CDOR, which was 4.20% as of September 30, 2022.
(i) Denotes that all or a portion of the loan was indexed to SONIA, which was 2.19% as of September 30, 2022.
(j) Denotes that all or a portion of the loan was indexed to Daily SOFR, which was 2.98% as of September 30, 2022.
(k) Denotes that all or a portion of the loan was indexed to the 30-day term SOFR which was 3.04% as of September 30, 2022.
(l) Denotes that all or a portion of the loan was indexed to the 90-day term SOFR which was 3.59% as of September 30, 2022.
(m) Denotes that all or a portion of the loan was indexed to the 180-day term SOFR which was 3.99% as of September 30, 2022.
(n) Denotes that all or a portion of the loan was indexed to the Canadian Prime, which was 5.45% as of September 30, 2022.
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
(8)The investment is treated as a non-qualifying asset under the 1940 Act. Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, total non-qualifying assets at fair value represented 12.5% of the Company’s total assets calculated in accordance with the 1940 Act.
(9)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date or the date of the transaction. See Note 2. Significant Accounting Policies and Recent Accounting Updates - Foreign Currency Translation.
(10) The headquarters of this portfolio company is located in the United Kingdom.
(11) The headquarters of this portfolio company is located in Australia.
(12) The headquarters of this portfolio company is located in Canada.
(13) The headquarters of this portfolio company is located in Luxembourg.
(14) The headquarters of this portfolio company is located in the Netherlands.
(15) The headquarters of this portfolio company is located in Israel.
(16) The headquarters of this portfolio company is located in Finland.
(17) The headquarters of this portfolio company is located in Sweden.
(18) The headquarters of this portfolio company is located in Denmark.
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)
(19) Equity investments are non-income producing securities unless otherwise noted.
(20) Ownership of certain equity investments occurs through a holding company or partnership.
(21) The Company holds an equity investment that is income producing.
(22) The rate shown is the annualized seven-day yield as of September 30, 2022.
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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Consolidation: As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, Golub Capital 3 Holdings LLC (“GBDC 3 Holdings”), GBDC 3 Funding LLC (“GBDC 3 Funding”), GBDC 3 Funding II LLC (“GBDC 3 Funding II”), Golub Capital BDC 3 CLO 1 Depositor LLC (“2021 CLO Depositor”), Golub Capital BDC 3 CLO 1 LLC (“2021 Issuer”), Golub Capital BDC 3 ABS 2022-1 Depositor LLC (“2022 ABS 2022-1 Depositor”), Golub Capital BDC 3 ABS 2022-1 LLC (“2022 Issuer”), Golub Capital BDC 3 CLO 2 Depositor LLC (“2022 CLO 2 Depositor”) and Golub Capital BDC 3 CLO 2 LLC (“2022-2 Issuer”) in its consolidated financial statements.

Assets related to transactions that do not meet ASC Topic 860 requirements for accounting sale treatment are reflected in the Company’s Consolidated Statements of Financial Condition as investments. Those assets are owned by special purpose entities, including GBDC 3 Holdings, GBDC 3 Funding, 2021 Issuer, 2022 Issuer, and the 2022-2 Issuer, that are consolidated in the Company’s consolidated financial statements. The creditors of the special purpose entities have received security interests in such assets and such assets are not intended to be available to the creditors of GBDC 3 (or any affiliate of GBDC 3).

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the year are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of period-end.
Net assets and fair values are presented based on the applicable foreign exchange rates and fluctuations arising from the translation of assets and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2022 and 2021, interest income included $2,110 and $2,160, respectively, of accretion of discounts. For the three months ended December 31, 2022 and 2021, the Company received loan origination fees of $2,651 and $8,380, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2022 and 2021, the Company capitalized PIK interest of $2,328 and $699, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned.
For the three months ended December 31, 2022 and 2021, fee income included $35 and $489, respectively, of prepayment premiums, which fees are non-recurring.

For the three months ended December 31, 2022 and 2021, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $50,005 and $24,671, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three months ended December 31, 2022 and 2021, the Company capitalized PIK and non-cash dividends of $1,883 and $0, respectively, into cost basis of certain preferred equity investments. For the three months ended December 31, 2022 and 2021, the Company received no cash payments of accrued and capitalized preferred dividends in cash.

Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Each distribution received from equity investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions from equity investments as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the entity prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the amortized cost basis of the investment.

For the three months ended December 31, 2022 and 2021, the Company recorded dividend income received in cash of $6 and $53, respectively, and return of capital cash distributions of $0 and $213, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $5,048 and $2,015 as of December 31, 2022 and September 30, 2022, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2022 and 2021, $655 and $0, respectively, was recorded for U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2022. The Company’s tax returns for the 2019 through 2021 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2022 and September 30, 2022, the Company had deferred debt issuance costs of $4,419 and $3,055, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2022 and 2021 was $923 and $687, respectively.

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

As of December 31, 2022 and September 30, 2022, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2022		As of September 30, 2022
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$1,388,271	$1,229,814	$1,388,271	$1,209,808

As of December 31, 2022 and September 30, 2022, the ratio of total contributed capital to total capital subscriptions was 88.6% and 87.1%, respectively, and the Company had uncalled capital commitments of $158,457 and $178,463, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the shares of GBDC 3 common stock issued for the three months ended December 31, 2022 and 2021.

	Date	Shares Issued	NAV ($) per share	Proceeds ($)

Shares issued for the three months ended December 31, 2021
Issuance of shares	10/15/21	2,133,529.599	15.00	32,003
Issuance of shares	10/28/21	9,104,398.823	15.00	136,566
Issuance of shares	12/20/21	2,154,764.294	15.00	32,321
Shares issued for capital drawdowns		13,392,692.716		200,890
Issuance of shares	11/22/21	316,630.174	15.00	4,749
Issuance of shares	12/27/21	407,110.101	15.00	6,107
Shares issued through DRIP		723,740.275		10,856

Shares issued for the three months ended December 31, 2022
Issuance of shares	11/14/22	1,343,605.140	14.89	20,006	(1)
Shares issued for capital drawdowns		1,343,605.140		20,006
Issuance of shares	12/20/22	362,642.468	14.89	5,399	(1)
Shares issued through DRIP		362,642.468		5,399

(1)Proceeds reflect unrounded NAV per share multiplied by number of shares issued.

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC 3. The Board most recently reapproved the Investment Advisory Agreement in May 2022. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds, securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian, but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GBDC 3, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods ending on or prior to the earlier of (1) the date of pricing of an initial public offering or listing on a national

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

securities exchange of the shares of common stock of GBDC 3 or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement as described above.

For the three months ended December 31, 2022 and 2021, the base management fees incurred by the Company were $8,332 and $5,823, respectively, and the base management fees irrevocably waived by the Investment Adviser were $2,272 and $1,588, respectively.

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

Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any Incentive Fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed ‘‘hurdle rate’’ of 1.5% quarterly. If market interest rates rise, it is possible that the Company will be able to invest funds in debt instruments that provide for a higher return, which would increase the Company’s Pre-Incentive Fee Net Investment Income and make it easier for the Investment Adviser to surpass the fixed hurdle rate and receive an Income Incentive Fee. The Company’s Pre-Incentive Fee Net Investment Income used to calculate this part of the Incentive Fee is also included in the amount of the Company’s total assets (excluding cash and cash equivalents but including assets purchased with borrowed funds, securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit with custodian) used to calculate the base management fee.

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

For the three months ended December 31, 2022 and 2021, the Income Incentive Fee incurred was $6,830 and $3,214, respectively.

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

For the three months ended December 31, 2022 and 2021, the Income Incentive Fee irrevocably waived by the Investment Adviser was $1,708 and $126, respectively.

The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ended December 31, 2017, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s ‘‘Capital Gain Incentive Fee Base’’ equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis from September 29, 2017, the date the Company elected to be a BDC, through the end of each calendar year, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis, less (2) all unamortized deferred debt issuance costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

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

Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on borrowings in foreign currencies, derivative contracts and any income tax related to cumulative aggregate realized gains and losses. In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three months ended December 31, 2022 and 2021, the accrual for the capital gain incentive fee under GAAP was $0 and $1,522, respectively. For the three months ended December 31, 2022,and 2021, the accrual for capital gain incentive fee waiver under GAAP was $0 and $381, respectively.

There was no Capital Gain Incentive Fee as calculated under the Investment Advisory Agreement (as described above) payable as of December 31, 2022 and September 30, 2022. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to December 31, 2022.

As of December 31, 2022 and September 30, 2022 there was no accrual for the capital gain incentive fee (net of waiver) under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the three months ended December 31, 2022 and 2021, the Company deposited $1,392 and $785, respectively, into the Escrow Account. As of December 31, 2022, the Company has made deposits totaling $9,236 into the Escrow Account since inception.

Administration Agreement: Under the Administration Agreement, the Administrator furnishes the Company with office facilities and equipment, provides the Company with clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services as the Administrator, subject to review by the Board, determines necessary to conduct the Company’s day-to-day operations. The Company reimburses the Administrator the allocable portion of overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, fees and expenses associated with performing compliance functions and the Company's allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. The Board reviews such expenses to determine that these expenses, including any allocation of expenses among the Company and other entities for which the Administrator provides similar services, are reasonable and comparable to administrative services charged by unaffiliated third party asset managers. Under the Administration Agreement, the Administrator also provides, on the Company’s behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance and will be paid an additional amount based on the cost of the services provided, which amount shall not exceed the amount the Company receives from such portfolio companies.

As of December 31, 2022 and September 30, 2022, included in accounts payable and accrued expenses is $901 and $772, respectively, for accrued allocated shared services under the Administration Agreement.

Other related party transactions: The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. Such expenses include postage, printing, office supplies, rating agency fees and professional fees. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2022 and 2021 were $654 and $325, respectively. As of December 31, 2022 and September 30, 2022, included in accounts payable and accrued expenses were $705 and $654, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. Subsequently, GCOP LLC entered into Subscription Agreements with capital commitments of $10,000 and $13,000 on October 1, 2018 and January 1, 2020,

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

respectively. On May 19, 2022, GCOP LLC entered into an agreement to purchase an existing stockholder’s $125 subscription commitment and the 8,005.409 shares of common stock held by such stockholder. As of December 31, 2022, GCOP LLC has an aggregate commitment of $23,136. As of December 31, 2022, the Company has issued 1,543,367.762 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $23,136 and has also issued 282,754.249 shares to GCOP LLC through the DRIP.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of December 31, 2022, the Company has issued 1,834,523.315 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27,500.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2022, permits the Company to borrow a maximum of $40,000 and expires on September 29, 2023. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

Note 5.    Investments

Investments as of December 31, 2022 and September 30, 2022 consisted of the following:

	As of December 31, 2022			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$230,497	$234,082	$224,166	$247,068	$254,207	$240,945
One stop	2,077,281	2,061,004	2,024,646	1,969,085	1,964,742	1,931,622
Second lien	9,935	10,834	9,609	9,255	10,763	8,878
Subordinated debt	14,409	14,198	14,330	10,626	10,403	10,571
Equity	N/A	117,174	129,208	N/A	107,972	124,087
Total	$2,332,122	$2,437,292	$2,401,959	$2,236,034	$2,348,087	$2,316,103

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

	As of December 31, 2022		As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$417,417	17.1%	$404,141	17.2%
Midwest	444,303	18.2	406,233	17.3
Northeast	162,888	6.7	157,143	6.7
Southeast	546,249	22.4	507,188	21.6
Southwest	191,920	7.9	184,151	7.8
West	362,697	14.9	381,613	16.3
Canada	76,412	3.2	79,962	3.4
United Kingdom	154,676	6.3	149,195	6.4
Australia	4,060	0.2	4,067	0.2
Luxembourg	25,245	1.0	23,131	1.0
Netherlands	26,396	1.1	26,382	1.1
Finland	14,830	0.6	14,822	0.6
Sweden	8,325	0.3	8,188	0.3
Israel	262	0.0 *	262	0.0 *
Denmark	1,612	0.1	1,609	0.1
Total	$2,437,292	100.0%	$2,348,087	100.0%
Fair Value:
United States
Mid-Atlantic	$414,138	17.2%	$403,013	17.4%
Midwest	436,226	18.1	401,381	17.3
Northeast	161,836	6.7	156,633	6.8
Southeast	544,281	22.7	508,050	22.0
Southwest	190,811	7.9	183,989	7.9
West	360,545	15.0	384,110	16.6
Canada	73,858	3.1	77,457	3.3
United Kingdom	141,559	5.9	128,119	5.5
Australia	3,957	0.2	3,868	0.2
Luxembourg	24,419	1.0	22,277	1.0
Netherlands	23,903	1.0	22,863	1.0
Finland	15,880	0.7	14,542	0.6
Sweden	8,624	0.4	7,933	0.3
Israel	273	0.0 *	262	0.0 *
Denmark	1,649	0.1	1,606	0.1
Total	$2,401,959	100.0%	$2,316,103	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2022 and September 30, 2022 were as follows:

	As of December 31, 2022			As of September 30, 2022
Amortized Cost:
Airlines	$7,515	0.3%		$7,527	0.3%
Auto Components	13,811	0.6		11,511	0.5
Automobiles	140,094	5.7		134,671	5.8
Beverages	12,307	0.5		12,256	0.5
Biotechnology	422	0.0	*	422	0.0	*
Building Products	45,301	1.9		44,967	1.9
Chemicals	42,847	1.8		42,844	1.8
Commercial Services and Supplies	81,430	3.3		71,080	3.0
Communications Equipment	4,914	0.2		4,911	0.2
Containers and Packaging	56,034	2.3		54,529	2.3
Distributors	2,788	0.1		2,560	0.1
Diversified Consumer Services	109,667	4.5		107,979	4.6
Diversified Financial Services	21,039	0.9		14,563	0.6
Diversified Telecommunication Services	629	0.0	*	630	0.0	*
Electronic Equipment, Instruments and Components	9,664	0.4		43,140	1.9
Food and Staples Retailing	7,761	0.3		7,978	0.3
Food Products	54,085	2.2		54,029	2.3
Healthcare Equipment and Supplies	80,776	3.3		67,390	2.9
Healthcare Providers and Services	175,044	7.2		167,756	7.2
Healthcare Technology	68,534	2.8		61,901	2.7
Hotels, Restaurants and Leisure	61,651	2.5		59,565	2.5
Household Durables	3,268	0.1		3,273	0.2
Household Products	1,754	0.1		1,758	0.1
Industrial Conglomerates	36,149	1.5		26,071	1.1
Insurance	131,616	5.4		129,216	5.5
Internet and Catalog Retail	33,296	1.4		29,735	1.3
IT Services	138,362	5.7		133,291	5.7
Leisure Products	2,509	0.1		2,509	0.1
Life Sciences Tools & Services	35,679	1.5		21,515	0.9
Machinery	9,695	0.4		9,715	0.4
Marine	9,557	0.4		9,565	0.4
Media	2,543	0.1		2,548	0.1
Oil, Gas and Consumable Fuels	30,643	1.3		30,695	1.3
Paper and Forest Products	7,226	0.3		7,240	0.3
Pharmaceuticals	72,507	3.0		67,687	2.9
Professional Services	56,222	2.3		54,439	2.3
Real Estate Management and Development	66,147	2.7		65,790	2.8
Road and Rail	12,268	0.5		12,255	0.5
Software	649,451	26.6		626,990	26.7
Specialty Retail	119,576	4.9		122,430	5.2
Textiles, Apparel and Luxury Goods	1,131	0.0	*	1,131	0.0	*
Trading Companies and Distributors	17,643	0.7		14,356	0.6
Water Utilities	3,737	0.2		3,669	0.2
Total	$2,437,292	100.0%		$2,348,087	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2022			As of September 30, 2022
Fair Value:
Airlines	$7,242	0.3%		$7,261	0.3%
Auto Components	13,582	0.6		11,472	0.5
Automobiles	138,851	5.8		134,258	5.8
Beverages	12,291	0.5		12,240	0.5
Biotechnology	291	0.0	*	367	0.0	*
Building Products	45,627	1.9		45,990	2.0
Chemicals	41,496	1.7		40,617	1.9
Commercial Services and Supplies	83,358	3.5		70,342	3.0
Communications Equipment	4,793	0.2		4,803	0.2
Containers and Packaging	55,533	2.3		54,180	2.3
Distributors	2,818	0.1		2,560	0.1
Diversified Consumer Services	109,987	4.6		108,363	4.7
Diversified Financial Services	20,613	0.9		14,415	0.6
Diversified Telecommunication Services	636	0.0	*	637	0.0	*
Electronic Equipment, Instruments and Components	9,656	0.4		45,015	1.9
Food and Staples Retailing	8,492	0.4		8,675	0.4
Food Products	52,220	2.2		52,649	2.3
Healthcare Equipment and Supplies	80,324	3.3		67,692	2.9
Healthcare Providers and Services	163,298	6.8		155,169	6.7
Healthcare Technology	68,407	2.8		62,223	2.7
Hotels, Restaurants and Leisure	61,736	2.6		60,022	2.6
Household Durables	3,513	0.2		3,422	0.2
Household Products	1,691	0.1		1,712	0.1
Industrial Conglomerates	35,719	1.5		25,339	1.1
Insurance	129,715	5.4		126,809	5.5
Internet and Catalog Retail	32,040	1.3		29,719	1.3
IT Services	136,770	5.7		130,820	5.6
Leisure Products	2,570	0.1		2,575	0.1
Life Sciences Tools & Services	34,813	1.4		20,999	0.9
Machinery	9,450	0.4		9,287	0.4
Marine	9,091	0.4		9,255	0.4
Media	2,505	0.1		2,590	0.1
Oil, Gas and Consumable Fuels	30,658	1.3		30,514	1.3
Paper and Forest Products	7,093	0.3		7,283	0.3
Pharmaceuticals	70,177	2.9		65,832	2.8
Professional Services	55,431	2.3		53,993	2.3
Real Estate Management and Development	64,666	2.7		63,927	2.9
Road and Rail	12,363	0.5		12,460	0.5
Software	646,068	26.9		623,764	26.9
Specialty Retail	114,467	4.8		118,224	5.1
Textiles, Apparel and Luxury Goods	1,052	0.0	*	1,056	0.0	*
Trading Companies and Distributors	17,259	0.7		13,971	0.6
Water Utilities	3,597	0.1		3,602	0.2
Total	$2,401,959	100.0%		$2,316,103	100.0%

*	Represents an amount less than 0.1%

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

The outstanding forward currency contracts as of December 31, 2022 and September 30, 2022 were as follows:

As of December 31, 2022
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£1,550	GBP	$1,933	USD	2/21/2023	$60	$—
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	100	—
Macquarie Bank Limited	€2,985	EUR	$3,740	USD	6/14/2024	432	—
Macquarie Bank Limited	£4,500	GBP	$6,182	USD	8/27/2024	674	—
Macquarie Bank Limited	$6,000	CAD	$4,717	USD	9/4/2024	239	—
Macquarie Bank Limited	£6,500	GBP	$8,567	USD	9/5/2024	637	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	216	—
Macquarie Bank Limited	£15,000	GBP	$20,258	USD	9/30/2024	1,923	—
Macquarie Bank Limited	£16,290	GBP	$21,848	USD	9/30/2024	1,948	—
Macquarie Bank Limited	€14,650	EUR	$17,567	USD	11/12/2024	1,308	—
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	346	—
Macquarie Bank Limited	€12,400	EUR	$14,586	USD	12/23/2024	832	—
Macquarie Bank Limited	£5,600	GBP	$7,321	USD	3/17/2025	500	—
Macquarie Bank Limited	$10,800	CAD	$8,235	USD	7/15/2024	198	—
Macquarie Bank Limited	€20,700	EUR	$22,363	USD	7/21/2025	—	(524)
Macquarie Bank Limited	£8,750	GBP	$10,667	USD	7/21/2025	91	—
						$9,504	$(524)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2022 and September 30, 2022.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of December 31, 2022
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$9,504	$(524)	$8,980	$—	$8,980

As of September 30, 2022
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$20,467	$—	$20,467	$—	$20,467

(1)The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.

The impact of derivative transactions for the three months ended December 31, 2022 and 2021 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2022	2021
Foreign exchange	$936	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2022	2021
Foreign exchange	$(11,487)	$(66)

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended December 31, 2022 and 2021:

Average U.S. Dollar notional outstanding	Three months ended December 31,
	2022	2021
Forward currency contracts	$169,030	$87,634

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2022 and 2021. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2022 and September 30, 2022, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2022 and September 30, 2022:

As of December 31, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,272,751	$2,272,751
Equity investments(1)	—	—	129,208	129,208
Money market funds(1)(2)	11,024	—	—	11,024
Forward currency contracts	—	9,504	—	9,504
Total assets, at fair value:	$11,024	$9,504	$2,401,959	$2,422,487
Liabilities, at fair value:
Forward currency contracts	$—	$(524)	$—	$(524)
Total liabilities, at fair value:	$—	$(524)	$—	$(524)

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,192,016	$2,192,016
Equity investments(1)	—	—	124,087	124,087
Money market funds(1)(2)	12,005	—	—	12,005
Forward currency contracts	—	20,467	—	20,467
Total assets, at fair value:	$12,005	$20,467	$2,316,103	$2,348,575
Liabilities, at fair value:
Forward currency contracts	$—	$—	$—	$—
Total liabilities, at fair value:	$—	$—	$—	$—

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2022 and 2021 reported within the net change in unrealized appreciation (depreciation) on investments in the Company’s Consolidated Statements of Operations attributable to the Company’s Level 3 assets held as of December 31, 2022 and 2021 was $(2,337) and $8,128, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2022 and 2021:

	For the three months ended December 31, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$2,192,016	$124,087	$2,316,103
Net change in unrealized appreciation (depreciation) on investments	(14,505)	(4,092)	(18,597)
Net translation of investments in foreign currencies	15,237	11	15,248
Realized gain (loss) on investments	(400)	2,522	2,122
Fundings of (proceeds from) revolving loans, net	441	—	441
Fundings of investments	153,028	7,804	160,832
PIK interest and non-cash dividends	2,328	1,883	4,211
Proceeds from principal payments and sales of portfolio investments	(77,504)	(3,007)	(80,511)
Accretion of discounts and amortization of premiums	2,110	—	2,110
Fair value, end of period	$2,272,751	$129,208	$2,401,959

	For the three months ended December 31, 2021
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,398,911	$39,732	$1,438,643
Net change in unrealized appreciation (depreciation) on investments	2,870	3,156	6,026
Net translation of investments in foreign currencies	47	1	48
Realized gain (loss) on investments	5	1,828	1,833
Fundings of (proceeds from) revolving loans, net	502	—	502
Fundings of investments	525,694	53,768	579,462
PIK interest	699	—	699
Proceeds from principal payments and sales of portfolio investments	(106,368)	(3,050)	(109,418)
Accretion of discounts and amortization of premiums	2,160	—	2,160
Fair value, end of period	$1,824,520	$95,435	$1,919,955

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2022 and September 30, 2022:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans(2)	$224,166	Market rate approach	Market interest rate	7.8% - 14.0% (10.3%)
		Market comparable companies	EBITDA multiples	7.8x - 26.0x (15.6x)
One stop loans(3)(4)	$2,024,646	Market rate approach	Market interest rate	7.0% - 22.3% (10.5%)
		Market comparable companies	EBITDA multiples	6.3x - 33.4x (16.7x)
		Market comparable companies	Revenue multiples	2.0x - 20.0x (9.3x)
Subordinated debt and second lien loans	$23,939	Market rate approach	Market interest rate	12.8% - 15.2% (14.6%)
		Market comparable companies	EBITDA multiples	9.8x - 22.0x (21.2x)
Equity(5)	$129,208	Market comparable companies	EBITDA multiples	6.3x - 37.0x (16.3x)
			Revenue multiples	3.5x - 20.0x (13.4x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)$2,276 of loans at fair value were valued using the market comparable companies approach only.

(3)$3,039 of loans at fair value were valued using the market comparable companies approach only.

(4)The Company valued $1,737,495 and $287,151 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)The Company valued $116,800 and $12,408 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value of September 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average) (1)
Assets, at fair value:
Senior secured loans(2)	$240,945	Market rate approach	Market interest rate	6.8% - 14.3% (9.1%)
		Market comparable companies	EBITDA multiples	8.0x - 26.2x (16.1x)
One stop loans(3)(4)	$1,931,622	Market rate approach	Market interest rate	7.3% - 17.3% (9.5%)
		Market comparable companies	EBITDA multiples	7.0x - 37.3x (17.1x)
		Market comparable companies	Revenue multiples	2.0x - 22.0x (9.4x)
Subordinated debt and second lien loans(3)	$19,449	Market rate approach	Market interest rate	12.0% - 13.8% (13.0%)
		Market comparable companies	EBITDA multiples	20.0x - 23.0x (21.7x)
Equity(5)	$124,087	Market comparable companies	EBITDA multiples	8.5x - 38.0x (17.6x)
			Revenue multiples	4.0x - 24.4x (15.0x)

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

The following are the carrying values and fair values of the Company’s debt as of December 31, 2022 and September 30, 2022:

	As of December 31, 2022		As of September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$1,194,053	$1,181,449	$1,118,992	$1,116,812

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2022, the Company’s asset coverage for borrowed amounts was 206.5%.

2022-2 Debt Securitization: On December 14, 2022, the Company completed a $386,600 term debt securitization (the “2022-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations, or CLOs, and are a form of secured financing incurred by a subsidiary of the Company, which are consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2022-2 Debt Securitization (the “2022-2 Notes”) were issued by the 2022-2 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2022-2 Notes offered in the 2022-2 Debt Securitization consist of $140,000 of AAA Class A Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month term SOFR plus 2.60%; $38,800 of AA Class B Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month term SOFR plus 3.09% (the “Class B 2022-2 Notes” and, together with the Class A 2022-2 Notes, the “Secured 2022-2 Notes”); $85,000 of AAA Class A Senior Secured Floating Rate Loans maturing 2034, which bear interest at the three-month term SOFR plus 2.60% (the “Class A 2022-2 Loans” and, together with the Secured 2022-2 Notes, the “Secured 2022-2 Debt”); and $122,800 of Subordinated Notes due 2122 (the “Subordinated 2022-2 Notes”), which do not bear interest. The Company indirectly retained all of the Class B 2022-2 Notes and Subordinated 2022-2 Notes which were eliminated in consolidation. The Class A 2022-2 Notes and Class A 2022-2 Loans are included in the December 31, 2022 Consolidated Statement of Financial Condition as debt of the Company.

Through January 18, 2026, all principal collections received on the underlying collateral may be used by the 2022-2 Issuer to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2022-2 Issuer, in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2022-2 Debt Securitization, allowing the Company to maintain the initial leverage in the 2022-2 Debt Securitization. The Secured 2022-2 Notes and Class A 2022-2 Loans are due on January 18, 2034. The Subordinated 2022-2 Notes are due on December 14, 2122.

As of December 31, 2022, there were 68 portfolio companies with a total fair value of $371,346 securing the 2022-2 Debt Securitization. The pool of loans in the 2022-2 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The interest charged under the 2022-2 Debt Securitization is based on three-month term SOFR. The three-month term SOFR rate in effect as of December 31, 2022 based on the last interest rate reset was 4.5%. For the three months ended December 31, 2022, the components of interest expense, annualized average interest rates and average outstanding balances for the 2022-2 Debt Securitization were as follows:

Three months ended December 31,
2022
Stated interest expense	$800
Amortization of debt issuance costs	36
Total interest expense	$836
Cash paid for interest expense	$—
Annualized average stated interest rate	7.2%
Average outstanding balance	$44,022

As of December 31, 2022, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A 2022-2 Notes and Class A 2022-2 Loans were as follows:

Description	Class A 2022-2 Notes	Class A 2022-2 Loans
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$140,000	$85,000
S&P Rating	"AAA"	"AAA"
Interest Rate	SOFR + 2.60%	SOFR + 2.60%

2022 Debt Securitization: On January 25, 2022, the Company completed a $401,750 asset-backed securitization (the “2022 Debt Securitization”). Asset-backed securitizations are a form of secured financing incurred by a subsidiary of the Company, which is controlled by the Company and subject to its overall asset coverage requirement. The notes offered in the 2022 Debt Securitization were issued by the 2022 Issuer and are backed by a diversified portfolio of senior secured loans. The notes offered in the 2022 Debt Securitization consist of $252,000 of Class A Senior Secured Floating Rate Notes, which bear interest at a benchmark interest rate, which will be based on three-month term SOFR, plus 2.00% (the “Secured 2022 Notes”) and $149,750 of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). The Secured 2022 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Subordinated 2022 Notes, and the Subordinated 2022 Notes were eliminated in consolidation. The Secured 2022 Notes are included in the December 31, 2022 and September 30, 2022 Consolidated Statements of Financial Condition as debt of the Company.

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

As of December 31, 2022 and September 30, 2022, there were 55 and 54 portfolio companies, respectively, with a total fair value of $396,109 and $393,878, respectively, securing the 2022 Debt Securitization. The pool of loans in the 2022 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The three-month term SOFR rate in effect as of December 31, 2022 based on the last interest rate reset was 4.0%. For the three months ended December 31, 2022, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2022 Debt Securitization were as follows:

Three months ended December 31,
2022
Stated interest expense	$3,643
Amortization of debt issuance costs	187
Total interest expense	$3,830
Cash paid for interest expense	$2,883
Annualized average stated interest rate	5.7%
Average outstanding balance	$252,000

As of December 31, 2022, the class, amount, rating and interest rate (expressed as a spread to three-month term SOFR, as applicable) of the 2022 Debt Securitization was as follows:

Description	Secured 2022 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$252,000
Kroll Bond Rating Agency Rating	A
Interest Rate	SOFR + 2.0%

2021 Debt Securitization: On March 11, 2021, the Company completed a $398,900 term debt securitization (the “2021 Debt Securitization”). Term debt securitizations are also known as CLOs. Term debt securitizations are a form of secured financing incurred by the Company, which are consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2021 Debt Securitization (the “2021 Notes”) were issued by the 2021 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2021 Notes offered in the 2021 Debt Securitization consist of $224,000 of AAA Class A 2021 Notes, which bear interest at the three-month LIBOR plus 1.60%; $28,000 of AA Class B 2021 Notes, which bear interest at the three-month LIBOR plus 1.85%; $36,000 of A Class C-1 2021 Notes, which bear interest at the three-month LIBOR plus 2.80%; $10,000 A Class C-2 2021 Notes, which bear interest at 3.91%; up to $28,000 of BBB- Class D 2021 Notes, which were unfunded on the closing date of the 2021 Debt Securitization and which, if funded, will bear interest at the three-month LIBOR plus a spread set in connection with the funding date but which in no event will be greater than 5.00% (the Class D 2021 Notes, together with the Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes and the Class C-2 2021 Notes are referred to as the “Secured 2021 Notes”); and approximately $100,900 of Subordinated 2021 Notes, which do not bear interest. The Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes, and the Class C-2 2021 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Class D 2021 Notes and Subordinated 2021 Notes which were eliminated in consolidation. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the December 31, 2022 and September 30, 2022 Consolidated Statements of Financial Condition as debt of the Company.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of both December 31, 2022 and September 30, 2022, there were 75 portfolio companies with total fair value of $389,708 and $391,731, respectively, securing the 2021 Notes. The pool of loans in the 2021 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2021 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of December 31, 2022 based on the last interest rate reset was 4.1%. For the three months ended December 31, 2022 and 2021, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2021 Debt Securitization were as follows:

	Three months ended December 31,
	2022	2021
Stated interest expense	$4,205	$1,495
Amortization of debt issuance costs	109	108
Total interest expense	$4,314	$1,603
Cash paid for interest expense	$3,322	$1,497
Annualized average stated interest rate	5.6%	2.0%
Average outstanding balance	$298,000	$298,000

As of December 31, 2022, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and the Class C-2 2021 Notes were as follows:

Description	Class A 2021 Notes	Class B 2021 Notes	Class C-1 2021 Notes	Class C-2 2021 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$224,000	$28,000	$36,000	$10,000
S&P Rating	"AAA"	"AA"	"A"	"A"
Interest Rate	LIBOR + 1.60%	LIBOR + 1.85%	LIBOR + 2.80%	3.91%

The Investment Adviser serves as collateral manager to the 2021 Issuer, 2022 Issuer and 2022-2 Issuer under separate collateral management agreements and receives a fee for providing these services. The total fees payable by the Company under the Investment Advisory Agreement are reduced by an amount equal to the total aggregate fees paid to the Investment Adviser by the 2021 Issuer, 2022 Issuer and the 2022-2 Issuer for rendering such collateral management services.

Adviser Revolver: On October 2, 2017, the Company entered into the Adviser Revolver with the Investment Adviser, with a maximum credit limit of $40,000 and expiration date of October 2, 2020. On June 28, 2019, the Company and the Investment Adviser amended the Adviser Revolver to increase the borrowing capacity from $40,000 to $100,000. On August 15, 2019, the Company and the Investment Adviser entered into a second amendment to the Adviser Revolver to increase the borrowing capacity from $100,000 to $125,000. On October 28, 2019, the Company entered into a third amendment to the Adviser Revolver, which decreased the borrowing capacity from $125,000 to $40,000. On October 1, 2020, the Company entered into a fourth amendment to the Adviser Revolver, which extended the maturity date of the Adviser Revolver from October 2, 2020 to September 29, 2023. Other material terms of the Adviser Revolver were unchanged. The Adviser Revolver bears interest at a rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2022 was 4.5%. As of December 31, 2022 and September 30, 2022, the Company had no outstanding debt under the Adviser Revolver.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three months ended December 31, 2022 and 2021, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended December 31,
	2022	2021
Stated interest expense	$—	$1
Cash paid for interest expense	—	1
Annualized average stated interest rate	—%	0.1%
Average outstanding balance	$—	$2,698

SB Revolver: On February 4, 2019, the Company entered into a revolving credit agreement (as amended, the “SB Revolver”) with Signature Bank (“SB”), as administrative agent and a lender, which allowed the Company to borrow up to $175,000 at any one time outstanding, subject to leverage and borrowing base restrictions, with a stated maturity date of February 4, 2021. On April 8, 2019, the Company entered into an amendment to the SB Revolver with SB which increased the borrowing capacity under the SB Revolver to $225,000 from $175,000. Other material terms of the SB Revolver were unchanged. On May 31, 2019, the Company amended the SB Revolver to permit borrowings in foreign currencies. On February 7, 2020, the Company entered into an amendment to the SB Revolver, which increased the borrowing capacity under the SB Revolver to $275,000 from $225,000, and increased the borrowing base against which the Company may borrow through April 7, 2020, after which the borrowing base reverts to the terms applicable to the Company prior to the February 7, 2020 amendment. On February 4, 2021, the Company entered into an amendment on the SB Revolver to, among other things, extend the stated maturity to February 4, 2022, amend the interest rate on borrowings, amend the non-usage fee to a rate of 0.25% per annum on the unused portion of the SB Revolver, amend the fee payable if the Company requests to extend the maturity date of the SB Revolver to 0.25% of the commitments under the SB Revolver as of the date the Company receives notice of such extension, including the fee payable in connection with the extension contemplated by the amendment executed on February 4, 2021, and amend the fee payable by the Company if the Company exercises its right to request an increase in the maximum commitments under the SB Revolver upon satisfaction of certain conditions to 0.25% of such increased or new commitment, with each of the extension and commitment fees subject to pro-ration in accordance with the terms of the SB Revolver. On November 19, 2021, the Company provided written notice to Signature Bank of its intent to reduce the maximum borrowings permitted under the SB Revolver to $180,000 at any one time outstanding, subject to leverage and borrowing base restrictions, effective November 26, 2021. On February 4, 2022, the Company entered into an amendment to the SB Revolver to extend the stated maturity date from February 4, 2022 to March 4, 2022. On March 3, 2022, the Company entered into an amendment on the SB Revolver to, among other things, extend the stated maturity to February 4, 2023, amend the interest rate on borrowings and include an annualized fee payable on the closing date of the amendment equal to 0.25% of the commitments of the SB Revolver as of March 3, 2022 subject to pro-ration in accordance with the terms of the SB Revolver. On July 6, 2022, the Company entered into an amendment to the SB Revolver to, among other things, decrease the borrowing capacity under the SB Revolver to $150,000 and increase the borrowing base against which the Company may borrow. On September 6, 2022, the Company provided written notice to SB of their intent to reduce the maximum borrowings permitted under the revolving credit agreement with SB to $100,000 from $150,000 at any one time outstanding, subject to leverage and borrowing base restrictions. The other terms of the SB Revolver were not changed. Such reduction in the maximum borrowings permitted under the SB Revolver pursuant to the written notice was effective as of September 13, 2022.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of both December 31, 2022 and September 30, 2022, the Company had outstanding debt under the SB Revolver of $100,000.

For the three months ended December 31, 2022 and 2021, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the SB Revolver were as follows:

	Three months ended December 31,
	2022	2021
Stated interest expense	$1,330	$875
Facility fees	—	35
Amortization of debt issuance costs	129	176
Total interest expense	$1,459	$1,086
Cash paid for interest expense	$1,278	$1,030
Annualized average stated interest rate	5.3%	1.9%
Average outstanding balance	$100,000	$183,412

DB Credit Facility: On September 10, 2019 (the “Effective Date”), the Company and GBDC 3 Funding, entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. The period during which GBDC 3 Funding may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and will continue through March 10, 2023 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default. On September 21, 2021, the Company entered into an amendment on the DB Credit Facility to, among other things, change the base rate under the DB Credit Facility for borrowings denominated in U.K. pound sterling (“GBP”) from a LIBOR-based rate to the daily simple Sterling Overnight Index Average subject to certain adjustments. On October 29, 2021, the Company entered into an amendment on the DB Credit Facility to, among other things, increase the borrowing capacity thereunder up to an aggregate of $450,000. On June 24, 2022, the Company entered into an amendment on the DB Credit Facility to, among other things, increase the borrowing capacity thereunder up to an aggregate of $750,000, amend the interest rate at which borrowings are made to the applicable base rate plus 2.15% during the Revolving Period, and 2.40% after the Revolving Period, replace LIBOR with the three-month term SOFR as an applicable base rate and included an annualized fee payable on the closing date of the amendment equal to 0.90% of the increase in the commitments of the DB Credit Facility as of June 24, 2022 subject to pro-ration in accordance with the terms of the DB Credit Facility. As of December 31, 2022, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $750,000, subject to leverage and borrowing base restrictions.

As of December 31, 2022, the DB Credit Facility bears interest at the applicable base rate plus 2.15% per annum. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling and (v) the three-month term SOFR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

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

As of December 31, 2022 and September 30, 2022, the Company had outstanding debt under the DB Credit Facility of $319,053 and $468,992, respectively.

For the three months ended December 31, 2022 and 2021, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended December 31,
	2022	2021
Stated interest expense	$6,449	$1,442
Facility fees	667	337
Amortization of debt issuance costs	462	403
Total interest expense	$7,578	$2,182
Cash paid for interest expense	$5,468	$752
Annualized average stated interest rate	5.6%	2.2%
Average outstanding balance	$454,225	$258,685

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

As of both December 31, 2022 and September 30, 2022, the Company had no outstanding short-term borrowings.

For the three months ended December 31, 2022 and 2021, the stated interest expense, annualized average interest rates and average outstanding balances for short-term borrowings were as follows:

	Three months ended December 31,
	2022	2021
Stated interest expense	$—	$301
Annualized average stated interest rate	N/A	3.2%
Average outstanding balance	$—	$37,690

For the three months ended December 31, 2022, the average total debt outstanding was $1,148,247. For the three months ended December 31, 2021, the average total debt outstanding was $780,485.

For the three months ended December 31, 2022 and 2021, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 6.2% and 2.6%, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

A summary of the Company’s maturity requirements for borrowings as of December 31, 2022 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SB Revolver	$100,000	$100,000	$—	$—	$—
DB Credit Facility	319,053	—	—	319,053	—
2021 Debt Securitization	298,000	—	—	—	298,000
2022 Debt Securitization	252,000	—	—	—	252,000
2022-2 Debt Securitization	225,000	—	—	—	225,000
Total borrowings	$1,194,053	$100,000	$—	$319,053	$775,000

Note 9. Commitments and Contingencies

Commitments: As of December 31, 2022, the Company had outstanding commitments to fund investments totaling $239,536, including $22,591 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $308,133, including $23,951 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of December 31, 2022, and September 30, 2022. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. The Company has engaged, and in the future may engage again, in derivative transactions with counterparties. In the event that the counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. The Company’s maximum loss that it could incur related to counterparty risk on its derivative instruments is the value of the collateral for that respective derivative instrument. It is the Company’s policy to review, as necessary, the credit standing of each counterparty.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2022	2021
Net asset value at beginning of period	$14.89	$15.00
Distributions declared:(2)
From net investment income	(0.28)	(0.39)
Net investment income	0.34	0.26
Net realized gain (loss) on investment transactions	0.03	0.03
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.22)	0.10
Net asset value at end of period	$14.76	$15.00
Total return based on net asset value per share(4)	0.99%	2.59%
Number of common shares outstanding	87,217,538.663	68,414,116.228

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2022	2021
Ratio of net investment income to average net assets *	8.96%	6.88%
Ratio of total expenses to average net assets *	9.30%	5.48%
Ratio of management fee waiver to average net assets *	(0.70)%	(0.67)%
Ratio of incentive fee waiver to average net assets	(0.13)%	(0.05)%
Ratio of net expenses to average net assets *	8.47%	4.76%
Ratio of incentive fees to average net assets	0.53%	0.50%
Ratio of total expenses (without incentive fees) to average net assets *	8.77%	4.98%
Total return based on average net asset value(5)	1.04%	2.62%
Total return based on average net asset value - annualized (5)	4.12%	10.41%
Net assets at end of period	$1,287,336	$1,026,211
Average debt outstanding	$1,148,247	$780,485
Average debt outstanding per share	$13.17	$11.41
Portfolio Turnover *	13.45%	26.08%
Asset coverage ratio(6)	206.51%	209.12%
Asset coverage ratio per unit(7)	$2,065	$2,091
Average market value per unit (8):
SB Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A
2021 Debt Securitization	N/A	N/A
2022 Debt Securitization	N/A	N/A
2022-2 Debt Securitization	N/A	N/A
Other short-term borrowings	N/A	N/A
SMBC Revolver	N/A	N/A

•Annualized for periods less than one year.
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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
	2022	2021
Earnings available to stockholders	$13,331	$24,735
Basic and diluted weighted average shares outstanding	86,259,604	62,979,848
Basic and diluted earnings per share	$0.15	$0.39

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2022 and 2021:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the three months ended December 31, 2022
08/05/2022	10/18/2022	12/28/2022	85,511,291.055	$—	(1)	$—
11/18/2022	12/15/2022	12/20/2022	86,854,896.195	0.2800		24,319
Total dividends declared for the three months ended December 31, 2022						$24,319

For the three months ended December 31, 2021
08/06/2021	10/18/2021	12/27/2021	56,431,212.836	$0.1168		$6,593
11/19/2021	11/29/2021	12/27/2021	65,852,241.833	0.1501		9,883
11/19/2021	12/20/2021	02/28/2022	68,007,006.127	0.1214		8,259
Total dividends declared for the three months ended December 31, 2021						$24,735

(1) On August 5, 2022, the Company’s board of directors declared a distribution in an amount (if positive) such that the Company’s net asset value as of October 31, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2022 through October 31, 2022 and the payment of this distribution is $15.00 per share. Due to a net asset value per share less than $15.00 per share, the distribution declared for such period was zero.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2022 and 2021:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the three months ended December 31, 2022
December 20, 2022	362,642.468	$14.89	$5,399
	362,642.468		$5,399

For the three months ended December 31, 2021
November 22, 2021	316,630.174	$15.00	$4,749
December 27, 2021	407,110.101	15.00	6,107
	723,740.275		$10,856
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On January 27, 2023, the Company repaid all amounts outstanding under the SB Revolver, following which the agreements governing the SB Revolver were terminated.
On November 18, 2022 and February 7, 2023, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 17, 2023	March 21, 2023	In an amount (if positive) such that the net asset value of the Company as of January 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2023 through January 31, 2023 and the payment of this distribution is $15.00 per share
March 17, 2023	May 23, 2023	In an amount (if positive) such that the net asset value of the Company as of March 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2023 through March 31, 2023 and the payment of this distribution is $15.00 per share
April 28, 2023	June 21, 2023	In an amount (if positive) such that the net asset value of the Company as of April 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2023 through April 30, 2023 and the payment of this distribution is $15.00 per share

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,”

“anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2022.

We have based the forward-looking statements included in this report on information available to us on the date of this report. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. This quarterly report on Form 10-Q contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $55.0 billion in capital under management as of October 1, 2022, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2022. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of December 31, 2022 and September 30, 2022, our portfolio at fair value was comprised of the following:

	As of December 31, 2022		As of September 30, 2022
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$224,166	9.3%	$240,945	10.4%
One stop	2,024,646	84.3	1,931,622	83.3
Second lien	9,609	0.4	8,878	0.4
Subordinated debt	14,330	0.6	10,571	0.5
Equity	129,208	5.4	124,087	5.4
Total	$2,401,959	100.0%	$2,316,103	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2022 and September 30, 2022, one stop loans included $287.2 million and $273.1 million, respectively, of recurring revenue loans at fair value.

As of December 31, 2022 and September 30, 2022, we had debt and equity investments in 276 and 271 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the annualized total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended December 31, 2022, September 30, 2022 and December 31, 2021:

	Three months ended
	December 31, 2022	September 30, 2022	December 31, 2021
Weighted average income yield(1)*	10.0%	8.3%	7.0%
Weighted average investment income yield(2)*	10.4%	8.7%	7.5%
Total return based on average net asset value(3)*	4.1%	2.7%	10.4%
Total return based on net asset value per share(4)	1.0%	0.7%	2.6%

*     Annualized for periods of less than one year
(1)    Represents income from interest, fees, accrued payment-in-kind, or PIK, interest and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)    Represents income from interest, fees, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
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
As of December 31, 2022, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 7.4% for stockholders taken as a whole. For the three months ended December 31, 2022 and 2021, GBDC 3 earned a fiscal year-to-date IRR of 4.1% and 16.6%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders' net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment or derivative instrument, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments and derivative instruments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investment transactions in the Consolidated Statements of Operations.

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

GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital BDC 3 ABS 2022-1 LLC, or the 2022 Issuer, under a collateral management agreement, or the 2022-2 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2022 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2022 Collateral Management Agreement, the term “collection period” relating to any payment date, refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital BDC 3 CLO 2 LLC, or the 2022-2 Issuer, under a collateral management agreement, or the 2022-2 Collateral Management Agreement, is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2022-2 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2022-2 Collateral Management Agreement, the term “collection period” refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

Collateral management fees are paid directly by the 2021 Issuer, the 2022 Issuer and the 2022-2 Issuer and are offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2021 Issuer and the 2022 Issuer paid Deutsche Bank AG, New York Branch, structuring and placement fees for its services in connection with the structuring of the 2021 Debt Securitization and the 2022 Debt Securitization (as defined in Note 8 of our consolidated financial statements). The 2022-2 Issuer paid GreensLedge Capital Markets LLC and KeyBanc Capital Markets Inc. structuring and placement fees for its services in connection with the structuring of the 2022-2 Debt Securitization (as defined in Note 8 of our consolidated financial statements). Term debt securitizations, are also known as collateralized loan obligations, or CLOs. Term debt securitization and asset backed securitizations are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2021 Issuer, 2022 Issuer and the 2022-2 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2021 Debt Securitization, 2022 Debt Securitization and 2022-2 Debt Securitization, respectively.

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

On December 21, 2022 the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-06 (or “ASU 2022-06”), which deferred the sunset of Topic 848, Reference Rate Reform, until December 31, 2024. The issuance of ASU 2022-06 and the deferral of the sunset of Topic 848 eases the potential burden in accounting for the effects of reference rate reform on financial reporting.

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

In anticipation of the discontinuation of LIBOR, we have assessed our current debt facilities for our exposure to LIBOR. On March 3, 2022, the SB Revolver was amended to utilize a benchmark interest rate of one-month term SOFR. On June 24, 2022, the DB Credit Facility was amended to utilize a benchmark interest rate of three-month term SOFR and foreign alternative reference rates for U.S. dollar and foreign borrowings, respectively. The notes offered in the 2021 Debt Securitization currently utilize a reference rate to three-month USD LIBOR. We may seek to amend or refinance the 2021 Debt Securitization prior to June 30, 2023, the cessation date for three-month USD LIBOR. The notes offered in the 2022 Debt Securitization and 2022-2 Debt Securitization currently utilize a reference rate to three-month term SOFR. We expect any new debt facilities that we enter into subsequent to December 31, 2022 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On January 27, 2023, we repaid all amounts outstanding under the SB Revolver (as defined in Note 8 of our consolidated financial statements), following which the agreements governing the SB Revolver were terminated.

On November 18, 2022 and February 7, 2023, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 17, 2023	March 21, 2023	In an amount (if positive) such that our net asset value as of January 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP for the period January 1, 2023 through January 31, 2023 and the payment of this distribution is $15.00 per share
March 17, 2023	May 23, 2023	In an amount (if positive) such that our net asset value as of March 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2023 through March 31, 2023 and the payment of this distribution is $15.00 per share
April 28, 2023	June 21, 2023	In an amount (if positive) such that our net asset value as of April 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2023 through April 30, 2023 and the payment of this distribution is $15.00 per share

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

Consolidated operating results for the three months ended December 31, 2022, September 30, 2022 and December 31, 2021 are as follows:

	Three months ended			Variances	Variances
	December 31, 2022	September 30, 2022	December 31, 2021	December 31, 2022 vs. September 30, 2022	December 31, 2022 vs. December 31, 2021
	(In thousands)
Interest income	$56,088	$45,766	$27,911	$10,322	$28,177
Accretion of discounts and amortization of premiums	2,110	2,207	2,160	(97)	(50)
Non-cash dividend income	1,883	—	—	1,883	1,883
Dividend income	6	45	53	(39)	(47)
Fee income	210	852	699	(642)	(489)
Total investment income	60,297	48,870	30,823	11,427	29,474
Net expenses	30,614	24,376	14,464	6,238	16,150
Net investment income before tax	29,683	24,494	16,359	5,189	13,324
Excise Tax	655	—	—	655	655
Net investment income after tax	29,028	24,494	16,359	4,534	12,669
Net realized gain (loss) on investment transactions	3,051	284	2,100	2,767	951
Net change in unrealized appreciation (depreciation) on investment transactions	(18,748)	(16,331)	6,276	(2,417)	(25,024)
Net increase in net assets resulting from operations	$13,331	$8,447	$24,735	$4,884	$(11,404)
Average earning portfolio company investments, at fair value	$2,242,944	$2,213,587	$1,619,574	$29,357	$623,370
Average earning preferred equity investments, at fair value	$62,807	$61,264	$34,885	$1,543	$27,922

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets. As a result, quarterly and year-to-date comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended September 30, 2022 to the three months ended December 31, 2022 by $11.4 million, primarily as a result of an increase in interest income due to rising floating base rates and an increase in non-cash dividend income.

Investment income increased from the three months ended December 31, 2021 to the three months ended December 31, 2022 by $29.5 million, primarily due to an increase in interest income due to rising LIBOR and SOFR interest base rates coupled with an increase in the average earning debt investments balance of $623.4 million and an increase in non-cash dividend income.

The annualized income yield by debt security type for the three months ended December 31, 2022, September 30, 2022 and December 31, 2021 are as follows:

	Three months ended
	December 31, 2022	September 30, 2022	December 31, 2021
Senior secured	9.0%	7.3%	5.5%
One stop	10.0%	8.4%	7.3%
Second lien	11.7%	9.2%	8.4%
Subordinated debt	15.8%	13.4%	14.4%

Income yields on senior secured and one stop loans increased for the three months ended December 31, 2022 as compared to the three months ended September 30, 2022 primarily due to rising LIBOR and SOFR rates during the first quarter of 2023 fiscal year. Income yields on senior secured and one stop loans increased for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, primarily due to rising LIBOR and SOFR rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 98.2% of the loan portfolio at fair value is subject to an interest rate floor. As of December 31, 2022 and September 30, 2022, the weighted average base rate floor of our loans was 0.79% and 0.80%, respectively.

As of December 31, 2022, we have second lien investments in two portfolio companies and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2022, September 30, 2022 and December 31, 2021:

	Three months ended						Variances		Variances
	December 31, 2022		September 30, 2022		December 31, 2021		December 31, 2022 vs. September 30, 2022		December 31, 2022 vs. December 31, 2021
	(In thousands)
Interest and facility fee expenses	$17,094		$12,640		$4,486		$4,454		$12,608
Amortization of debt issuance costs	923		1,074		687		(151)		236
Base management fee, net of waiver	6,060		5,901		4,235		159		1,825
Income incentive fee, net of waiver	5,122		4,174		3,088		948		2,034
Capital gain incentive fee accrued under GAAP, net of waiver	—		(837)		1,141		837		(1,141)
Professional fees	428		531		267		(103)		161
Administrative service fee	900		685		485		215		415
General and administrative expenses	87		208		75		(121)		12
Net expenses	$30,614		$24,376		$14,464		$6,238		$16,150
Average debt outstanding	$1,148,247		$1,136,749		$780,485		$11,498		$367,762
Interest, facility fee, amortization of debt	$18,017	$—	$13,714	$—	$5,173	$—	$4,303	$—	$12,844
							$(9)		$588

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $4.3 million, from the three months ended September 30, 2022 to the three months ended December 31, 2022 primarily due to rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities.

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $12.8 million, from the three months ended December 31, 2021 to the three months ended December 31, 2022 primarily due to an increase in average debt outstanding of $367.8 million as well as rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities.

For the three months ended December 31, 2022, September 30, 2022 and December 31, 2021, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 6.2%, 4.8% and 2.6%, respectively.

The increase in the effective average interest rate for both the three months ended September 30, 2022 to the three months ended December 31, 2022 and for the three months ended December 31, 2021 to the three months ended December 31, 2022 was primarily due to rising LIBOR and SOFR base interest rates on our floating rate debt facilities and, to a lesser extent, increased interest rate spreads made in connection with amendments on our revolving credit facilities and new debt securitizations during calendar year 2022.

Management Fees

The base management fee, net of waiver, increased as a result of an increase in average gross assets for both the three months ended September 30, 2022 to the three months ended December 31, 2022 and the three months ended December 31, 2021 to the three months ended December 31, 2022.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee. The Income Incentive Fee, net of waiver, increased by $0.9 million from the three months ended September 30, 2022 to the three months ended December 31, 2022 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by the impact of rising LIBOR and SOFR rates and an increase in non-cash dividend income during the first quarter of fiscal year 2023. The Income Incentive Fee, net of waiver, increased by $2.0 million from the three months ended December 31, 2021 to the three months ended December 31, 2022 primarily as a result of an increase in our average earning debt investment balances and the impact of rising LIBOR and SOFR rates that resulted in an increase in our Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements).

For each of the three months ended December 31, 2022, September 30, 2022 and December 31, 2021, we were fully through the “catch-up” provision of the Income Incentive Fee Calculation and the Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 15.0%.

As of December 31, 2022 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of December 31, 2022 and September 30, 2022, there was no cumulative capital gain incentive fee accrual calculated in accordance with GAAP, net of waiver. For the three months ended December 31, 2022, there was no accrual of the capital gain incentive fee under GAAP. For the three months ended September 30, 2022, we recorded a reversal of the capital gain incentive fee under GAAP, net of waiver, of $0.8 million. For the three months ended December 31, 2021, we recorded an accrual of the capital gain incentive fee under GAAP of $1.1 million. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of December 31, 2022 and September 30, 2022, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses remained relatively flat from the three months ended September 30, 2022 to the three months ended December 31, 2022. In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.6 million from the three months ended December 31, 2021 to the three months ended December 31, 2022 primarily due to an increase in the administrative service fee driven by investments in information technology and human capital.

In general, we expect certain of our operating expenses, including professional fees, the administrative service fee, and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2022, September 30, 2022 and December 31, 2021 were $0.7 million, $0.6 million and $0.3 million, respectively.

As of both December 31, 2022 and September 30, 2022, included in accounts payable and accrued expenses were $0.7 million for accrued expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2022, September 30, 2022 and December 31, 2021:

	Three months ended			Variances	Variances
	December 31, 2022	September 30, 2022	December 31, 2021	December 31, 2022 vs. September 30, 2022	December 31, 2022 vs. December 31, 2021
	(In thousands)
Net realized gain (loss) from investments	$2,122	$(11)	$1,833	$2,133	$289
Net realized gain (loss) from foreign currency transactions	(7)	295	267	(302)	(274)
Net realized gain (loss) from forward currency contracts	936	—	—	936	936
Net realized gain (loss) on investment transactions	$3,051	$284	$2,100	$2,767	$951
Unrealized appreciation from investments	$7,851	$5,206	$10,901	$2,645	$(3,050)
Unrealized (depreciation) from investments	(26,448)	(22,152)	(4,876)	(4,296)	(21,572)
Unrealized appreciation (depreciation) from forward currency contracts	(11,487)	11,965	(66)	(23,452)	(11,421)
Unrealized appreciation (depreciation) on foreign currency translation	11,336	(11,350)	317	22,686	11,019
Net change in unrealized appreciation (depreciation) on investment transactions	$(18,748)	$(16,331)	$6,276	$(2,417)	$(25,024)

During the three months ended December 31, 2022, we had a net realized gain on investment transactions of $3.1 million, driven by realized gains on the sale of equity investments in multiple portfolio companies and the gain on the settlement of forward currency contracts. During the three months ended September 30, 2022, we had a net realized gain on investment transactions of $0.3 million, primarily attributable to recognized realized gains on foreign currency transactions. During the three months ended December 31, 2021, we had a net realized gain on investment transactions of $2.1 million, primarily attributable to recognized realized gains on the sale of equity investments in multiple portfolio companies.

For the three months ended December 31, 2022, we had $7.9 million in unrealized appreciation on 71 portfolio company investments, which was offset by $26.4 million in unrealized depreciation on 209 portfolio company investments. For the three months ended September 30, 2022, we had $5.2 million in unrealized appreciation on 111 portfolio company investments, which was offset by $22.2 million in unrealized depreciation on 202 portfolio company investments. Unrealized appreciation for both the three months ended December 31, 2022 and September 30, 2022 primarily resulted from loan repayments and improved performance of certain portfolio companies. Unrealized depreciation for the three months ended December 31, 2022 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year and, to a lesser extent, the reversal of the unrealized appreciation associated with the sale of portfolio company equity investments. Unrealized depreciation for the three months ended September 30, 2022 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to wider credit spreads in the market during the last quarter of the 2022 fiscal year.

For the three months ended December 31, 2021, we had $10.9 million in unrealized appreciation on 110 portfolio company investments, which was offset by $4.9 million in unrealized depreciation on 137 portfolio company investments. Unrealized appreciation for the three months ended December 31, 2021 primarily resulted from better than expected performance of our portfolio companies. Unrealized depreciation for the three months ended December 31, 2021 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments.

Liquidity and Capital Resources

For the three months ended December 31, 2022, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $15.8 million. During the period we used $54.1 million in operating activities, primarily as a result of fundings of portfolio investments of $160.8 million, partially offset by proceeds from principal payments and sales of portfolio investments of $80.5 million. During the same period, cash provided by financing activities was $69.9 million, primarily driven by borrowings on debt of $328.9 million and proceeds from the issuance of common shares of $20.0 million, that were partially offset by repayments of debt of $257.8 million and distributions paid of $18.9 million.

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

As of December 31, 2022 and September 30, 2022, we had cash and cash equivalents of $14.9 million and $16.3 million, respectively. In addition, as of December 31, 2022 and September 30, 2022, we had foreign currencies of $1.7 million and $1.3 million, respectively, restricted cash and cash equivalents of $62.1 million and $45.7 million, respectively, and restricted foreign currencies of $3.0 million and $2.7 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

As of both December 31, 2022 and September 30, 2022, we had investor capital subscriptions totaling $1,388.3 million of which $1,229.8 million and $1,209.8 million, respectively, had been called and contributed, leaving $158.5 million and $178.5 million of uncalled investor capital subscriptions, respectively.

Revolving Debt Facilities

SB Revolver - As of both December 31, 2022 and September 30, 2022, we had $100.0 million outstanding and, subject to leverage and borrowing base retractions, no remaining commitments and and no availability on the SB Revolver (as defined in Note 8 of our consolidated financial statements). As of December 31, 2022, subject to leverage and borrowing base restrictions, we could borrow up to $100.0 million on the SB Revolver. On January 27, 2023, we repaid all amounts outstanding under the SB Revolver, following which the agreements governing the SB Revolver were terminated.

DB Credit Facility - As of both December 31, 2022 and September 30, 2022, the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) allowed GBDC 3 Funding LLC, or GBDC 3 Funding, to borrow up to $750.0 million at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2022 and September 30, 2022, we had $319.1 million and $469.0 million outstanding under the DB Credit Facility, respectively. As of December 31, 2022 and September 30, 2022, subject to leverage and borrowing base restrictions, we had approximately $430.9 million and $281.0 million of remaining commitments, respectively, and $430.9 million and $281.0 million of availability on the DB Credit Facility, respectively.

Adviser Revolver - As of both December 31, 2022 and September 30, 2022, we were permitted to borrow up to $40.0 million at any one time outstanding under the Adviser Revolver (as defined in Note 8 of our consolidated financial statements). As of both December 31, 2022 and September 30, 2022, we had no borrowings outstanding under the Adviser Revolver.

Debt Securitizations

2022-2 Debt Securitization - On December 14, 2022, we completed the 2022-2 Debt Securitization. The Class A 2022-2 Notes and Class A 2022-2 Loans (as defined in Note 8 of our consolidated financial statements) are included in the December 31, 2022 Consolidated Statement of Financial Condition as our debt, the Class B 2022-2 Notes and Subordinated 2022-2 Notes (as defined in Note 8 of our consolidated financial statements) were eliminated in consolidation. As of December 31, 2022, we had outstanding debt under the 2022-2 Debt Securitization of $225.0 million.

2022 Debt Securitization - On January 25, 2022, we completed the 2022 Debt Securitization. The Class A Senior Secured Floating Rate Notes are included in the December 31, 2022 Consolidated Statement of Financial Condition as our debt and the Subordinated Notes were eliminated in consolidation. As of both December 31, 2022 and September 30, 2022, we had outstanding debt under the 2022 Debt Securitization of $252.0 million.

2021 Debt Securitization - On March 11, 2021, we completed the 2021 Debt Securitization. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the December 31, 2022 Consolidated Statement of Financial Condition as our debt and the Class D and Subordinated 2021 Notes were eliminated in consolidation. As of both December 31, 2022 and September 30, 2022, we had outstanding debt under the 2021 Debt Securitization of $298.0 million.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio of 0.85x. As of December 31, 2022, our asset coverage for borrowed amounts was 206.5%.

As of December 31, 2022, we had outstanding commitments to fund investments totaling $239.5 million, including $22.6 million of unfunded commitments on revolvers. As of September 30, 2022, we had outstanding commitments to fund investments totaling $308.1 million, including $24.0 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of December 31, 2022 is included in Note 8 of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2022. As of December 31, 2022, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our DB Credit Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of December 31, 2022 and September 30, 2022. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

Although we expect to fund the growth of our investment portfolio through the net proceeds from capital calls on existing and future investor capital subscriptions and through our dividend reinvestment plan as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition, from time to time, we can amend, refinance, or enter into new leverage facilities and securitization financings, to the extent permitted by applicable law. In addition to capital not being available, it also may not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we expect to receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2022 and September 30, 2022, we had investments in 276 and 271 portfolio companies, respectively, with a total fair value of $2,402.0 million and $2,316.1 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2022, September 30, 2022 and December 31, 2021:

	Three months ended
	December 31, 2022		September 30, 2022		December 31, 2021
	(In Thousands)	Percentage	(In Thousands)	Percentage	(In Thousands)	Percentage
Senior secured	$3,727	3.6%	$10,627	10.1%	$30,373	3.9%
One stop	93,253	89.1	93,053	88.7	694,916	89.1
Second lien	—	—	—	—	274	0.0 *
Subordinated debt	50	0.0 *	—	—	996	0.1
Equity	7,654	7.3	1,217	1.2	53,346	6.9
Total new investment commitments	$104,684	100.0%	$104,897	100.0%	$779,905	100.0%

* Represents an amount less than 0.1%
For the three months ended December 31, 2022, we had approximately $80.5 million in proceeds from principal payments and sales of portfolio investments.
For the three months ended December 31, 2021, we had approximately $109.4 million in proceeds from principal payments and sales of portfolio investments.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2022 (1)			As of September 30, 2022 (2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$227,963	$231,654	$221,890	$244,601	$251,756	$238,930
Non-accrual(3)	2,534	2,428	2,276	2,467	2,451	2,015
One stop:
Performing	2,071,712	2,055,451	2,021,874	1,969,085	1,964,742	1,931,622
Non-accrual(3)	5,569	5,553	2,772	—	—	—
Second lien:
Performing	9,935	10,834	9,609	9,255	10,763	8,878
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	14,409	14,198	14,330	10,626	10,403	10,571
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	117,174	129,208	N/A	107,972	124,087
Total	$2,332,122	$2,437,292	$2,401,959	$2,236,034	$2,348,087	$2,316,103

(1)As of December 31, 2022, $229.2 million and $223.6 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest. As of December 31, 2022, $8.0 million and $5.0 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(2)As of September 30, 2022, $158.0 million and $154.6 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest. As of September 30, 2022, none of our loans with a PIK feature were on non-accrual status.

(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “Critical Accounting Policies — Revenue Recognition.”
As of December 31, 2022, we had loans in two portfolio companies on non-accrual status. As of September 30, 2022, we had loans in one portfolio company on non-accrual status. As of December 31, 2022 and September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 97.5% and 98.0%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2022, September 30, 2022 and December 31, 2021:

	Three months ended
	December 31, 2022	September 30, 2022	December 31, 2021
Weighted average rate of new investment fundings	11.0%	8.8%	6.5%
Weighted average spread over the applicable base rate of new floating rate investment fundings	6.6%	6.0%	5.7%
Weighted average fees of new investment fundings	1.9%	1.3%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	8.8%	7.9%	6.8%

As of December 31, 2022, 98.2% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loan. As of September 30, 2022, 97.9% and 98.0%, respectively, of our debt portfolio at amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.
As of December 31, 2022 and September 30, 2022, the portfolio median earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $55.4 million and $54.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2022 and September 30, 2022:

	As of December 31, 2022		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$27,829	1.2%	$76,118	3.3%
4	2,211,575	92.0	2,153,284	93.0
3	158,948	6.6	82,973	3.6
2	3,607	0.2	3,728	0.2
1	—	—	—	—
Total	$2,401,959	100.0%	$2,316,103	100.0%

The table below details the weighted average price of our debt investments held as of December 31, 2022 and March 31, 2022 and the trailing nine month, or T9M, cumulative net change in unrealized depreciation on total investments (debt and equity) per share by Internal Performance Rating category. Additionally, the following table details the primary drivers of changes in weighted average price of our debt investments by Internal Performance Rating as of December 31, 2022 as compared to March 31, 2022.

	Weighted Average Price[1]
Category	As of March 31, 2022	As of December 31, 2022	T9M Cumulative Net Change in Unrealized Depreciation on Investments Per Share[2,3]	% of March 31, 2022 Net Asset Value	% of T9M Total	Primary Driver
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.9%	98.1%	($0.55)	(3.7)%	85%	Spread widening
Internal Performance Rating 3 (Performing Below Expectations)	92.3	93.6	(0.09)	(0.5)	13	Spread widening, credit challenges
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	N/A	52.3	(0.01)	(0.1)	2	Pre-existing credit challenges
Total	99.4%	97.5%	($0.65)	(4.3)%	100%

(1)Includes only debt investments held as of March 31, 2022 and December 31, 2022. Value reflects weighted average fair value of debt investments by risk rating as a percentage of principal.
(2)T9M Cumulative Net Change in Unrealized Depreciation on Investments Per Share reflect the cumulative net change in unrealized depreciation on total investments for the nine-month period ending December 31, 2022.
(3)Excludes the change in unrealized loss resulting from the translation of assets and liabilities in foreign currencies and forward currency contracts.

Distributions

We intend to make periodic distributions to our stockholders as determined by our board of directors. For additional details on distributions, see “Income taxes” in Note 2 to our consolidated financial statements.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•We entered into the Investment Advisory Agreement with GC Advisors. Mr. Lawrence Golub, our chairman, is a manager of GC Advisors, and Mr. David Golub, our president and chief executive officer, is a manager of GC Advisors, and each of Messrs. Lawrence Golub and David Golub owns an indirect pecuniary interest in GC Advisors.
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
•GC Advisors serves as collateral manager to the 2022-2 Issuer under the 2022-2 Collateral Management Agreement. Fees payable to GC Advisors for providing these services is offset against the base management fee payable by us under the Investment Advisory Agreement.
•As of December 31, 2022, GCOP LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $23.1 million. As of December 31, 2022, we have issued 1,543,367.762 shares of our common stock to GCOP LLC in exchange for aggregate capital contributions totaling $23.1 million. We have also issued 282,754.249 shares to GCOP LLC through the DRIP.
•As of December 31, 2022, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by GC Advisors, had an aggregate commitment to us of $27.5 million. As of December 31, 2022, we have issued 1,834,523.315 shares of our common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27.5 million.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital Direct Lending Corporation, or GDLC, Golub Capital BDC 4, Inc., or GBDC 4, and Golub Capital Direct Lending Unlevered Corporation, or GDLCU, which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacities for GBDC, GDLC, GDLCU and GBDC 4. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GDLC, GDLCU, GBDC 4 and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2022 and 2021. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2022 and September 30, 2022, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Valuation of Other Financial Assets and Liabilities

The fair value of our debt is estimated using Level 3 inputs by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date, if available.

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from equity investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the entity prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $5.0 million and $2.0 million as of December 31, 2022 and September 30, 2022, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2022 and 2021, $0.7 million and $0, respectively, was recorded for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2022 and September 30, 2022, the weighted average floor on loans subject to floating interest rates was 0.79% and 0.80%, respectively. The SB Revolver has a floating interest rate provision based on one-month term SOFR + 1.70%, the DB Credit Facility has a floating interest rate provision equal to three-month term SOFR + 2.15%, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate, the Class A, B, and C-1 2021 Notes issued in connection with the 2021 Debt Securitization have floating rate interest provisions based on three-month LIBOR that resets quarterly, the Class A Senior Secured Notes issued in connection with the 2022 Debt Securitization have floating rate interest provisions based on three-month term SOFR and the Class A Notes and Class A Loans issued in connection with the 2022-2 Debt Securitization have floating rate provisions based on three-month term SOFR. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of December 31, 2022 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(46,541)	$(23,681)	$(22,860)
Down 150 basis points	(34,915)	(17,761)	(17,154)
Down 100 basis points	(23,285)	(11,841)	(11,444)
Down 50 basis points	(11,642)	(5,920)	(5,722)
Up 50 basis points	11,642	5,920	5,722
Up 100 basis points	23,285	11,841	11,444
Up 150 basis points	34,926	17,761	17,165
Up 200 basis points	46,569	23,681	22,888

(1) Assumes applicable three-month base rate as of December 31, 2022, with the exception of SONIA and Prime that utilize the December 31, 2022 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2022, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the SB Revolver, the DB Credit Facility, the Adviser Revolver, the 2021 Debt Securitization, 2022 Debt Securitization, 2022-2 Debt Securitization or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures

As of December 31, 2022 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended December 31, 2022 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Placement Agency Agreement, dated as of December 14, 2022, by and between Golub Capital BDC 3 CLO 2 LLC, GreensLedge Capital Markets LLC and KeyBanc Capital Markets LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).
10.2	Indenture, dated as of December 14, 2022, by and between Golub Capital BDC 3 CLO 2 LLC, as Issuer, and Citibank, N.A., as Collateral Trustee. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).
10.3	Credit Agreement, dated as of December 14, 2022, by and among Golub Capital BDC 3 CLO 2 LLC, as borrower, Citibank, N.A., as Collateral Trustee and as loan agent, and the various financial institutions and other persons party thereto from time to time as lenders. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).
10.4	Collateral Management Agreement, dated as of December 14, 2022, by and between Golub Capital BDC 3 CLO 2 LLC, as Issuer and GC Advisors LLC, as Collateral Manager. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).
10.5	Master Loan Sale Agreement, dated as of December 14, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, GC Advisors LLC, as the Closing Date Seller, Golub Capital BDC 3 CLO 2 LLC, as the Buyer, and GBDC 3 Funding LLC, as the Warehouse Borrower. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).
10.6	Master Loan Sale Agreement, dated as of December 14, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, Golub Capital BDC 3 CLO 2 Depositor LLC, as the Intermediate Seller, and Golub Capital BDC 3 CLO 2 LLC, as the buyer. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: February 10, 2023	By:	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2023	By:	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)