Form 10-Q
period 2023-03-31
Golub Capital BDC 3, Inc.
filed 2023-05-10
CIK 1715268

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

As of May 10, 2023, the Registrant had 89,509,039.889 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2023	September 30, 2022
	(unaudited)
Assets
Non-controlled / non-affiliate company investments at fair value (amortized cost of $2,508,242 and $2,348,087, respectively)	$2,474,616	$2,316,103
Cash and cash equivalents	46,356	16,307
Foreign currencies (cost of $3,796 and $1,510, respectively)	3,457	1,271
Restricted cash and cash equivalents	56,382	45,672
Restricted foreign currencies (cost of $2,112 and $2,721, respectively)	2,204	2,665
Net unrealized appreciation on forward currency contracts	7,428	20,467
Interest receivable	13,736	8,641
Other assets	133	203
Total Assets	$2,604,312	$2,411,329
Liabilities
Debt	$1,237,003	$1,118,992
Less unamortized debt issuance costs	(4,588)	(3,055)
Debt less unamortized debt issuance costs	1,232,415	1,115,937
Interest payable	18,642	10,455
Distributions payable	10,636	—
Management and incentive fees payable	11,769	10,167
Accrued trustee fees	42	154
Accounts payable and accrued expenses	2,213	1,697
Total Liabilities	1,275,717	1,138,410
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2023 and September 30, 2022	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 88,572,994.567 and 85,511,291.055 shares issued and outstanding as of March 31, 2023 and September 30, 2022, respectively	89	86
Paid in capital in excess of par	1,324,455	1,279,046
Distributable earnings (losses)	4,051	(6,213)
Total Net Assets	1,328,595	1,272,919
Total Liabilities and Total Net Assets	$2,604,312	$2,411,329
Number of common shares outstanding	88,572,994.567	85,511,291.055
Net asset value per common share	$15.00	$14.89

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Investment income
Interest income	$60,889	$32,250	$116,660	$61,145
Payment-in-kind interest income	3,549	1,291	5,976	2,467
Dividend income	2,051	2	3,940	55
Fee income	136	159	346	858
Total investment income	66,625	33,702	126,922	64,525
Expenses
Interest and other debt financing expenses	21,522	6,468	39,539	11,641
Base management fee	8,343	6,785	16,675	12,608
Incentive fee	7,513	3,887	14,343	8,623
Professional fees	562	286	990	553
Administrative service fee	848	450	1,748	935
General and administrative expenses	89	106	176	181
Total expenses	38,877	17,982	73,471	34,541
Base management fee waived (Note 4)	(2,276)	(1,851)	(4,548)	(3,439)
Incentive fee waived (Note 4)	(1,878)	(1,027)	(3,586)	(1,534)
Net expenses	34,723	15,104	65,337	29,568
Net investment income - before tax	31,902	18,598	61,585	34,957
Excise tax	(25)	—	630	—
Net investment income - after tax	31,927	18,598	60,955	34,957
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	575	6	3,097	1,838
Foreign currency transactions	114	(19)	(293)	249
Forward currency contracts	74	—	1,010	—
Net realized gain (loss) on investment transactions	763	(13)	3,814	2,087
Net change in unrealized appreciation (depreciation) from:
Investments	(1,342)	9,555	(19,939)	15,580
Forward currency contracts	(1,552)	1,067	(13,039)	1,001
Translation of assets and liabilities in foreign currencies	2,092	(3,068)	13,428	(2,751)
Net change in unrealized appreciation (depreciation) on investment transactions	(802)	7,554	(19,550)	13,830
Net gain (loss) on investment transactions	(39)	7,541	(15,736)	15,917
Net increase (decrease) in net assets resulting from operations	$31,888	$26,139	$45,219	$50,874
Per Common Share Data
Basic and diluted earnings per common share (Note 11)	$0.36	$0.37	$0.52	$0.76
Basic and diluted weighted average common shares outstanding (Note 11)	87,774,782	71,282,526	87,008,867	67,085,568

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2021	54,297,683.237	$54	$811,240	$3,171	$814,465
Issuance of common stock	18,982,090.300	19	284,712	—	284,731
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	34,957	34,957
Net realized gain (loss) on investment transactions	—	—	—	2,087	2,087
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	13,830	13,830
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,101,496.019	1	16,521	—	16,522
Distributions from distributable earnings (losses)	—	—	—	(32,040)	(32,040)
Distributions declared and payable	—	—	—	(18,834)	(18,834)
Total increase (decrease) for the six months ended March 31, 2022	20,083,586.319	20	301,233	—	301,253
Balance at March 31, 2022	74,381,269.556	$74	$1,112,473	$3,171	$1,115,718
Balance at December 31, 2021	68,414,116.228	$68	$1,022,972	$3,171	$1,026,211
Issuance of common stock	5,589,397.584	6	83,835	—	83,841
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	18,598	18,598
Net realized gain (loss) on investment transactions	—	—	—	(13)	(13)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	7,554	7,554
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	377,755.744	—	5,666	—	5,666
Distributions from distributable earnings (losses)	—	—	—	(7,305)	(7,305)
Distributions declared and payable	—	—	—	(18,834)	(18,834)
Total increase (decrease) for the three months ended March 31, 2022	5,967,153.328	6	89,501	—	89,507
Balance at March 31, 2022	74,381,269.556	$74	$1,112,473	$3,171	$1,115,718
Balance at September 30, 2022	85,511,291.055	$86	$1,279,046	$(6,213)	$1,272,919
Issuance of common stock	2,699,061.044	3	40,010	—	40,013
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	60,955	60,955
Net realized gain (loss) on investment transactions	—	—	—	3,814	3,814
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(19,550)	(19,550)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	362,642.468	—	5,399	—	5,399
Distributions from distributable earnings (losses)	—	—	—	(24,319)	(24,319)
Distributions declared and payable	—	—	—	(10,636)	(10,636)
Total increase (decrease) for the six months ended March 31, 2023	3,061,703.512	3	45,409	10,264	55,676
Balance at March 31, 2023	88,572,994.567	$89	$1,324,455	$4,051	$1,328,595
Balance at December 31, 2022	87,217,538.663	$87	$1,304,450	$(17,201)	$1,287,336
Issuance of common stock	1,355,455.904	2	20,005	—	20,007
Net increase in net assets resulting from operations:
Net investment income	—	—	—	31,927	31,927
Net realized gain (loss) on investment transactions	—	—	—	763	763
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(802)	(802)
Distributions to stockholders:
Distributions declared and payable	—	—	—	(10,636)	(10,636)
Total increase (decrease) for the three months ended March 31, 2023	1,355,455.904	2	20,005	21,252	41,259
Balance at March 31, 2023	88,572,994.567	$89	$1,324,455	$4,051	$1,328,595

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$45,219	$50,874
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	1,856	1,499
Accretion of discounts and amortization of premiums	(4,024)	(3,874)
Net realized (gain) loss on investments	(3,097)	(1,838)
Net realized (gain) loss on foreign currency transactions	293	(249)
Net realized (gain) loss on forward currency contracts	(1,010)	—
Net change in unrealized (appreciation) depreciation on investments	19,939	(15,580)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(13,428)	2,751
Net change in unrealized (appreciation) depreciation on forward currency contracts	13,039	(1,001)
Proceeds from (fundings of) revolving loans, net	(1,238)	(892)
Fundings of investments	(251,245)	(724,278)
Proceeds from principal payments and sales of portfolio investments	109,119	146,643
Proceeds from settlements of forward currency contracts	1,010	—
Payment-in-kind interest capitalized	(6,147)	(2,284)
Non-cash dividends	(3,932)	—
Changes in operating assets and liabilities:
Cash collateral held at broker for forward currency contracts	—	1,450
Interest receivable	(5,095)	(3,607)
Other assets	70	(40)
Interest payable	8,187	2,141
Management and incentive fees payable	1,602	3,323
Accrued trustee fees	(112)	—
Accounts payable and accrued expenses	516	(30)
Net cash provided by (used in) operating activities	(88,478)	(544,992)
Cash flows from financing activities
Borrowings on debt	512,381	985,139
Repayments of debt	(399,157)	(701,541)
Proceeds from other short-term borrowings	—	208,838
Repayments on other short-term borrowings	—	(208,470)
Capitalized debt issuance costs	(3,389)	(3,154)
Proceeds from issuance of common shares	40,013	284,769
Distributions paid	(18,920)	(27,415)
Net cash provided by (used in) financing activities	130,928	538,166
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	42,450	(6,826)
Effect of foreign currency exchange rates	34	(162)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	65,915	89,979
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$108,399	$82,991
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$29,495	$8,000
Distributions declared during the period	34,955	50,874
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$—	$(38)
Stock issued in connection with dividend reinvestment plan	5,399	16,522
Change in distributions payable	10,636	6,937
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2023	September 30, 2022
Cash and cash equivalents	$46,356	$16,307
Foreign currencies (cost of $3,796 and $1,510, respectively)	3,457	1,271
Restricted cash and cash equivalents	56,382	45,672
Restricted foreign currencies (cost of $2,112 and $2,721, respectively)	2,204	2,665
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$108,399	$65,915
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.#	One stop	SF +	7.00%	(m)	11.90%				02/2029	$9,950	$9,658	0.7%	$9,751
PPW Aero Buyer, Inc.(5)	One stop	SF +	7.00%		N/A(6)				02/2029	—	(1)	—	(1)
										9,950	9,657	0.7	9,750
Airlines
Aurora Lux Finco S.A.R.L. #(8)(13)	One stop	L +	6.00%	(b)	10.82%				12/2026	7,604	7,502	0.5	7,223

Auto Components
COP CollisionRight Holdings, Inc.#~^	One stop	SF +	5.00%	(m)	10.05%				04/2028	8,680	8,553	0.6	8,419
COP CollisionRight Holdings, Inc.	One stop	SF +	5.00%	(m)	9.98%				04/2028	36	35	—	33
COP CollisionRight Holdings, Inc.^	One stop	SF +	5.00%	(m)	9.78%				04/2028	1,726	1,713	0.1	1,674
Covercraft Parent III, Inc.^	Senior secured	L +	4.50%	(b)	9.25%				08/2027	2,067	2,051	0.2	2,025
Covercraft Parent III, Inc.	Senior secured	L +	4.50%	(b)	9.66%				08/2027	418	410	—	403
Covercraft Parent III, Inc.	Senior secured	L +	4.50%	(b)(c)	9.58%				08/2027	28	27	—	26
North Haven Falcon Buyer, LLC#(22)	One stop	L +	8.00%	(b)(c)	9.49%	cash/	3.75%	PIK	05/2027	2,386	2,358	0.2	2,291
North Haven Falcon Buyer, LLC(22)	One stop	L +	4.25%	(b)(c)	9.47%				05/2027	400	395	—	384
										15,741	15,542	1.1	15,255
Automobiles
CG Group Holdings, LLC#~(22)	One stop	SF +	8.75%	(m)	11.65%	cash/	2.00%	PIK	07/2027	13,596	13,370	1.0	12,509
CG Group Holdings, LLC(22)	One stop	SF +	8.75%	(l)	11.56%	cash/	2.00%	PIK	07/2026	342	335	—	318
Denali Midco 2, LLC#^	One stop	SF +	6.25%	(l)	11.16%				12/2027	9,903	9,826	0.7	9,614
Denali Midco 2, LLC^	One stop	SF +	6.25%	(l)	11.16%				12/2027	2,963	2,941	0.2	2,877
Denali Midco 2, LLC~	One stop	SF +	6.25%	(l)	11.16%				12/2027	2,666	2,645	0.2	2,588
Denali Midco 2, LLC#	One stop	SF +	6.25%	(l)	11.16%				12/2027	1,801	1,786	0.1	1,748
Denali Midco 2, LLC#	One stop	SF +	6.25%	(l)	11.16%				12/2027	1,711	1,697	0.1	1,661
Denali Midco 2, LLC#	One stop	SF +	6.25%	(l)	11.16%				12/2027	1,493	1,481	0.1	1,449
Denali Midco 2, LLC#	One stop	SF +	6.25%	(l)	11.16%				12/2027	1,230	1,221	0.1	1,194
Denali Midco 2, LLC#	One stop	SF +	6.25%	(l)	11.16%				12/2027	1,194	1,185	0.1	1,159
Denali Midco 2, LLC#	One stop	SF +	6.25%	(l)	11.16%				12/2027	1,194	1,185	0.1	1,159
Denali Midco 2, LLC#	One stop	SF +	6.25%	(l)	11.16%				12/2027	985	978	0.1	957
Denali Midco 2, LLC#	One stop	SF +	6.50%	(l)	11.41%				12/2027	558	543	—	547
Denali Midco 2, LLC	One stop	SF +	6.50%	(l)	11.41%				12/2027	75	73	—	73
Denali Midco 2, LLC	One stop	SF +	6.50%	(l)	11.41%				12/2027	37	36	—	37
Denali Midco 2, LLC(5)	One stop	SF +	6.25%		N/A(6)				12/2027	—	(4)	—	(15)
Denali Midco 2, LLC(5)	One stop	SF +	6.50%		N/A(6)				12/2027	—	(9)	—	(6)
Denali Midco 2, LLC	One stop	SF +	6.50%	(l)	11.41%				12/2027	127	124	—	125
JHCC Holdings LLC	One stop	L +	5.50%	(b)	10.66%				09/2025	4,965	4,932	0.4	4,866
JHCC Holdings LLC~	One stop	L +	5.50%	(b)	10.66%				09/2025	2,929	2,909	0.2	2,870
JHCC Holdings LLC	One stop	L +	5.50%	(a)(b)(d)	10.63%				09/2025	1,359	1,345	0.1	1,325
JHCC Holdings LLC#	One stop	L +	5.50%	(b)	10.66%				09/2025	252	250	—	247
JHCC Holdings LLC	One stop	L +	5.50%	(a)(b)	10.52%				09/2025	67	66	—	65
MOP GM Holding, LLC~+	One stop	SF +	5.75%	(n)	10.86%				11/2026	9,545	9,472	0.7	9,068
MOP GM Holding, LLC^	One stop	SF +	5.75%	(n)	10.70%				11/2026	1,339	1,326	0.1	1,272
MOP GM Holding, LLC~	One stop	SF +	5.75%	(n)	10.45%				11/2026	1,057	1,050	0.1	1,005
MOP GM Holding, LLC+	One stop	SF +	5.75%	(n)	10.45%				11/2026	1,026	1,018	0.1	975
MOP GM Holding, LLC+	One stop	SF +	5.75%	(n)	10.79%				11/2026	761	755	0.1	723
MOP GM Holding, LLC^	One stop	SF +	5.75%	(n)	10.82%				11/2026	632	628	0.1	600
MOP GM Holding, LLC^	One stop	SF +	5.75%	(n)	10.62%				11/2026	582	574	—	553
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
MOP GM Holding, LLC	One stop	SF +	5.75%	(n)	10.86%	11/2026	$212	$211	—%	$201
MOP GM Holding, LLC	One stop	SF +	5.75%	(n)	10.86%	11/2026	185	183	—	175
MOP GM Holding, LLC	One stop	SF +	5.75%	(n)	10.76%	11/2026	186	184	—	176
MOP GM Holding, LLC	One stop	SF +	5.75%	(n)	10.82%	11/2026	93	92	—	88
MOP GM Holding, LLC	One stop	SF +	5.75%	(n)	10.86%	11/2026	59	59	—	56
MOP GM Holding, LLC	One stop	SF +	5.75%	(n)	10.79%	11/2026	31	30	—	29
MOP GM Holding, LLC	One stop	SF +	5.75%	(n)	10.82%	11/2026	31	31	—	29
MOP GM Holding, LLC(5)	One stop	SF +	5.75%		N/A(6)	11/2026	—	(12)	—	—
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.50%	(m)	10.29%	07/2029	2,314	2,293	0.2	2,221
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)	07/2029	—	(3)	—	—
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)	07/2029	—	(2)	—	(8)
POY Holdings, LLC#^+	One stop	SF +	5.50%	(m)	10.55%	11/2027	18,188	17,906	1.4	18,188
POY Holdings, LLC#	One stop	SF +	5.50%	(m)	10.55%	11/2027	1,191	1,181	0.1	1,191
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(3)	—	—
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(21)	—	—
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	7.00%	(m)	11.83%	10/2024	1,992	1,986	0.2	1,992
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	7.00%	(m)	11.83%	10/2024	1,634	1,624	0.1	1,634
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	7.00%	(m)	11.83%	10/2024	1,219	1,205	0.1	1,219
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	7.00%	(m)	11.83%	10/2024	957	949	0.1	957
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	7.00%	(m)	11.83%	10/2024	795	790	0.1	795
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	7.00%	(m)	11.83%	10/2024	694	690	0.1	694
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	7.00%	(m)	11.83%	10/2024	464	461	—	464
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	7.00%	(m)	11.83%	10/2024	378	376	—	378
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	7.00%	(m)	11.83%	10/2024	368	354	—	368
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	7.00%	(m)	11.83%	10/2024	336	332	—	336
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	7.00%	(m)	11.83%	10/2024	336	320	—	336
Quick Quack Car Wash Holdings, LLC	One stop	SF +	7.00%		N/A(6)	10/2024	—	—	—	—
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	7.00%		N/A(6)	10/2024	—	(3)	—	—
Spotless Brands, LLC#	One stop	SF +	6.50%	(m)	11.31%	07/2028	4,152	4,078	0.3	3,986
Spotless Brands, LLC	One stop	SF +	6.50%	(m)	11.35%	07/2028	451	447	—	433
Spotless Brands, LLC	One stop	SF +	6.50%	(m)	11.34%	07/2028	335	332	—	322
Spotless Brands, LLC	One stop	SF +	6.50%	(l)	11.39%	07/2028	6	5	—	5
TWAS Holdings, LLC~^	One stop	SF +	6.25%	(l)	11.16%	12/2026	12,049	11,954	0.9	11,807
TWAS Holdings, LLC#	One stop	SF +	6.25%	(l)	11.16%	12/2026	7,810	7,751	0.6	7,653
TWAS Holdings, LLC^	One stop	SF +	6.25%	(l)	11.16%	12/2026	7,270	7,216	0.5	7,125
TWAS Holdings, LLC#	One stop	SF +	6.25%	(l)	11.16%	12/2026	4,960	4,923	0.4	4,861
TWAS Holdings, LLC#	One stop	SF +	6.25%	(l)	11.16%	12/2026	3,128	3,103	0.2	3,065
TWAS Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)	12/2026	—	(3)	—	(7)
							136,213	134,757	10.0	132,332
Beverages
Fintech Midco, LLC+	One stop	L +	5.00%	(c)	9.93%	08/2024	4,760	4,746	0.4	4,760
Fintech Midco, LLC^	One stop	L +	5.00%	(c)	9.93%	08/2024	3,183	3,169	0.2	3,183
Fintech Midco, LLC	One stop	L +	5.00%	(c)	9.93%	08/2024	429	427	—	429
Fintech Midco, LLC	One stop	SF +	5.00%		N/A(6)	08/2024	—	—	—	—
Watermill Express, LLC#	One stop	L +	5.25%	(b)	10.41%	04/2027	881	875	0.1	881
Watermill Express, LLC	One stop	L +	5.25%	(b)	10.41%	04/2027	85	85	—	85
Watermill Express, LLC	One stop	L +	5.25%	(a)	10.11%	04/2027	4	4	—	4
Winebow Holdings, Inc.#~	One stop	L +	6.25%	(a)	11.09%	07/2025	3,037	3,014	0.2	3,037
							12,379	12,320	0.9	12,379

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Building Products
BECO Holding Company, Inc.#~^+	One stop	L +	5.25%	(b)	10.41%	11/2028	$32,509	$32,250	2.4%	$31,859
BECO Holding Company, Inc.	One stop	L +	5.25%	(a)	10.10%	11/2027	30	26	—	20
BECO Holding Company, Inc.(5)	One stop	L +	5.25%		N/A(6)	11/2028	—	(67)	—	(169)
							32,539	32,209	2.4	31,710

Chemicals
Inhance Technologies Holdings LLC^	One stop	L +	5.25%	(b)	10.00%	07/2024	3,575	3,557	0.3	3,503
Inhance Technologies Holdings LLC#	One stop	L +	5.25%	(b)	10.00%	07/2024	2,422	2,416	0.2	2,374
Inhance Technologies Holdings LLC#	One stop	L +	5.25%	(b)	10.00%	07/2024	732	731	0.1	718
Inhance Technologies Holdings LLC	One stop	L +	5.25%	(b)	10.36%	07/2024	43	43	—	41
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E +	6.25%	(f)	9.54%	09/2028	14,776	15,567	1.0	13,742
PHM NL SP Bidco B.V.(8)(14)	One stop	L +	6.25%	(c)	11.46%	09/2028	5,922	5,841	0.4	5,508
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	SN +	6.25%	(j)	10.43%	09/2028	3,188	3,406	0.2	2,965
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E +	6.25%	(f)	8.72%	09/2028	1,562	1,599	0.1	1,452
							32,220	33,160	2.3	30,303

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC#~	One stop	L +	5.25%	(b)	10.41%				10/2028	$7,259	$7,178	$0.6%	$7,186
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L +	5.25%		N/A(6)				10/2028	—	(2)	—	(2)
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L +	5.25%		N/A(6)				10/2028	—	(5)	—	(5)
North Haven Stack Buyer, LLC#~	One stop	SF +	5.50%	(m)	10.33%				07/2027	3,753	3,726	0.3	3,678
North Haven Stack Buyer, LLC~	One stop	SF +	5.50%	(m)	10.33%				07/2027	1,264	1,255	0.1	1,239
North Haven Stack Buyer, LLC~	One stop	SF +	5.50%	(m)	10.33%				07/2027	417	414	—	409
North Haven Stack Buyer, LLC	One stop	SF +	5.50%	(m)	10.45%				07/2027	419	410	—	395
North Haven Stack Buyer, LLC	One stop	SF +	5.50%	(m)	10.37%				07/2027	63	62	—	60
OVG Business Services, LLC#	One stop	L +	6.25%	(a)	11.10%				11/2028	761	747	0.1	761
OVG Business Services, LLC(5)	One stop	L +	5.00%		N/A(6)				11/2026	—	—	—	(1)
Profile Products LLC#	One stop	L +	5.50%	(a)(b)	10.37%				11/2027	2,747	2,699	0.2	2,692
Profile Products LLC#(8)	One stop	L +	5.50%	(b)	10.37%				11/2027	581	572	—	569
Profile Products LLC	One stop	SF +	5.50%	(d)(l)	11.24%				11/2027	28	27	—	27
Profile Products LLC	One stop	SF +	5.50%	(m)	10.51%				11/2027	127	126	—	125
Profile Products LLC(5)	One stop	L +	5.50%		N/A(6)				11/2027	—	(1)	—	(1)
PT Intermediate Holdings III, LLC#~^	One stop	SF +	5.98%	(m)	11.02%				11/2028	24,307	23,943	1.8	23,561
PT Intermediate Holdings III, LLC#	One stop	SF +	5.98%	(m)	11.02%				11/2028	15,470	15,290	1.1	14,994
PT Intermediate Holdings III, LLC#	One stop	SF +	6.50%	(m)	11.39%				11/2028	1,348	1,328	0.1	1,328
PT Intermediate Holdings III, LLC(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(6)	—	(5)
Radwell Parent, LLC#^	One stop	SF +	6.53%	(m)	11.53%				03/2029	10,991	10,839	0.8	10,820
Radwell Parent, LLC#	One stop	SF +	6.75%	(m)	11.65%				03/2029	9,925	9,643	0.8	9,826
Radwell Parent, LLC	One stop	SF +	6.75%	(l)	11.56%				03/2028	46	41	—	42
Radwell Parent, LLC(5)	One stop	SF +	6.53%		N/A(6)				03/2029	—	(50)	—	(56)
Trinity Air Consultants Holdings Corporation	One stop	L +	5.25%	(c)	10.34%				06/2027	462	456	—	453
Trinity Air Consultants Holdings Corporation#	One stop	L +	5.25%	(c)	10.18%				06/2027	174	171	—	172
Trinity Air Consultants Holdings Corporation	One stop	L +	5.25%		N/A(6)				06/2027	—	—	—	—
										80,142	78,863	5.9	78,267
Communications Equipment
Lightning Finco Limited(8)(10)	One stop	L +	5.50%	(b)	10.45%				09/2028	4,453	4,384	0.3	4,408
Lightning Finco Limited(8)(9)(10)	One stop	E +	5.50%	(e)	8.19%				09/2028	495	534	—	490
										4,948	4,918	0.3	4,898
Containers and Packaging
AmerCareRoyal LLC#(22)	Senior secured	SF +	7.25%	(l)	11.41%	cash/	0.75%	PIK	11/2025	2,552	2,527	0.2	2,526
AmerCareRoyal LLC#(22)	Senior secured	SF +	7.25%	(l)	11.32%	cash/	0.75%	PIK	11/2025	547	541	—	541
AmerCareRoyal LLC(22)	Senior secured	SF +	7.25%	(l)	11.42%	cash/	0.75%	PIK	11/2025	530	525	—	525
AmerCareRoyal LLC#(8)(22)	Senior secured	SF +	7.25%	(l)	11.41%	cash/	0.75%	PIK	11/2025	463	458	—	458
Chase Intermediate#~^	One stop	L +	5.25%	(c)(m)(n)	10.22%				10/2028	36,927	36,647	2.8	36,558
Chase Intermediate(5)	One stop	SF +	5.25%		N/A(6)				10/2028	—	(3)	—	(4)
Chase Intermediate(5)	One stop	SF +	5.25%		N/A(6)				10/2028	—	(18)	—	(21)
Fortis Solutions Group, LLC#~^	One stop	L +	5.50%	(a)	10.34%				10/2028	15,671	15,457	1.2	15,357
Fortis Solutions Group, LLC	One stop	L +	5.50%	(a)	10.34%				10/2027	40	36	—	36
Fortis Solutions Group, LLC	One stop	L +	5.50%	(a)	10.34%				10/2028	45	4	—	44
Fortis Solutions Group, LLC(5)	One stop	L +	5.50%	(a)	10.34%				10/2028	17	(2)	—	(41)
										56,792	56,172	4.2	55,979
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services
Certus Pest, Inc.~	One stop	SF +	7.50%	(m)	12.55%	02/2026	$619	$607	0.1%	$613
Certus Pest, Inc.~	One stop	SF +	7.50%	(m)	12.55%	02/2026	594	577	—	588
Certus Pest, Inc.	One stop	SF +	7.50%	(m)	12.55%	02/2026	429	427	—	424
Certus Pest, Inc.~	One stop	SF +	7.50%	(m)	12.55%	02/2026	423	418	—	419
Certus Pest, Inc.~	One stop	SF +	7.50%	(m)	12.55%	02/2026	293	287	—	291
Certus Pest, Inc.~	One stop	SF +	7.50%	(m)	12.55%	02/2026	258	246	—	256
Certus Pest, Inc.	One stop	SF +	7.50%	(m)	12.55%	02/2026	252	250	—	250
Certus Pest, Inc.~	One stop	SF +	7.50%	(m)	12.55%	02/2026	149	145	—	147
Certus Pest, Inc.	One stop	SF +	7.50%	(m)	12.55%	02/2026	93	88	—	92
Certus Pest, Inc.	One stop	SF +	7.50%	(m)	12.55%	02/2026	51	42	—	50
Certus Pest, Inc.	One stop	SF +	7.50%	(m)	12.55%	02/2026	21	20	—	21
Certus Pest, Inc.(5)	One stop	SF +	7.50%		N/A(6)	02/2026	—	(1)	—	(1)
CHHJ Midco, LLC#	Senior secured	L +	5.00%	(a)	9.84%	01/2026	1,080	1,074	0.1	1,080
CHHJ Midco, LLC	Senior secured	L +	5.00%		N/A(6)	01/2026	—	—	—	—
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	9.25%	07/2027	974	962	0.1	964
COP Hometown Acquisitions, Inc.#	Senior secured	L +	4.50%	(b)	9.25%	07/2027	733	728	0.1	726
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	9.25%	07/2027	714	706	0.1	707
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.75%	(b)	9.66%	07/2027	587	577	—	587
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	9.27%	07/2027	468	464	—	463
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	9.29%	07/2027	331	327	—	328
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%		N/A(6)	07/2027	—	—	—	—
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(n)	10.98%	09/2028	1,317	1,296	0.1	1,317
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)	09/2028	—	(2)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)	09/2028	—	(7)	—	—
EMS LINQ, LLC#+	One stop	L +	6.25%	(a)	11.09%	12/2027	4,244	4,210	0.3	4,159
EMS LINQ, LLC	One stop	L +	6.25%	(a)	11.09%	12/2027	38	37	—	35
EWC Growth Partners LLC^	One stop	L +	6.00%	(b)	11.16%	03/2026	1,086	1,080	0.1	1,081
EWC Growth Partners LLC#	One stop	L +	6.00%	(b)	11.16%	03/2026	62	62	—	62
EWC Growth Partners LLC	One stop	L +	6.00%	(b)	11.16%	03/2026	14	14	—	14
EWC Growth Partners LLC	One stop	L +	6.00%		N/A(6)	03/2026	—	—	—	—
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(l)	10.91%	03/2027	8,443	8,292	0.6	8,106
FPG Intermediate Holdco, LLC^	One stop	SF +	6.00%	(l)	10.91%	03/2027	7,236	7,142	0.5	6,946
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(d)(l)	11.38%	03/2027	62	61	—	59
FPG Intermediate Holdco, LLC(5)	One stop	SF +	6.50%		N/A(6)	03/2027	—	(22)	—	—
FSS Buyer LLC^	One stop	L +	5.75%	(b)	10.91%	08/2028	2,321	2,285	0.2	2,321
FSS Buyer LLC(5)	One stop	L +	5.75%		N/A(6)	08/2027	—	(1)	—	—
HS Spa Holdings, Inc.#	One stop	SF +	5.75%	(n)	10.45%	06/2029	3,985	3,914	0.3	3,905
HS Spa Holdings, Inc.(5)	One stop	SF +	5.75%		N/A(6)	06/2028	—	(2)	—	(2)
Learn-it Systems, LLC#	Senior secured	L +	4.75%	(c)	9.96%	03/2025	742	737	0.1	671
Learn-it Systems, LLC	Senior secured	L +	4.75%	(b)	9.91%	03/2025	562	559	—	509
Learn-it Systems, LLC	Senior secured	L +	4.75%	(b)	9.91%	03/2025	207	204	—	187
Learn-it Systems, LLC	Senior secured	L +	4.75%	(b)	9.91%	03/2025	21	20	—	18
Liminex, Inc.+	One stop	SF +	7.25%	(m)	12.30%	11/2026	19,521	19,390	1.5	19,716
Liminex, Inc.#	One stop	SF +	7.25%	(m)	12.30%	11/2026	10,188	10,127	0.8	10,290
Liminex, Inc.#	One stop	SF +	6.25%	(m)	11.30%	11/2026	3,516	3,488	0.3	3,481
Liminex, Inc.	One stop	SF +	7.25%	(m)	11.98%	11/2026	125	124	—	125
Litera Bidco LLC#	One stop	SF +	6.00%	(l)	10.91%	05/2026	1,315	1,305	0.1	1,315
Litera Bidco LLC#	One stop	SF +	5.50%	(l)	10.41%	05/2026	605	601	0.1	597
Litera Bidco LLC	One stop	SF +	5.50%	(l)	10.41%	05/2026	271	269	—	267
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Litera Bidco LLC	One stop	SF +	5.50%	(l)	10.41%		05/2026	$271	$271	—%	$267
Litera Bidco LLC	One stop	SF +	6.00%	(l)	10.91%		05/2026	119	118	—	119
Litera Bidco LLC	One stop	SF +	5.50%		N/A(6)		05/2025	—	—	—	—
Mario Purchaser, LLC#	One stop	SF +	5.75%	(l)	10.66%		04/2029	3,942	3,874	0.3	3,864
Mario Purchaser, LLC(22)	One stop	SF +	10.75%	(l)	15.66%	PIK	04/2032	1,824	1,782	0.2	1,824
Mario Purchaser, LLC	One stop	SF +	5.75%	(l)	10.66%		04/2029	1,440	1,384	0.1	1,342
Mario Purchaser, LLC(5)	One stop	SF +	5.75%		N/A(6)		04/2028	—	(1)	—	(1)
Mathnasium, LLC#	One stop	L +	5.00%	(c)	10.13%		11/2027	4,176	4,144	0.3	4,134
Mathnasium, LLC	One stop	L +	5.00%	(c)	10.13%		11/2027	13	12	—	12
NSG Buyer, Inc. #	One stop	SF +	6.50%	(l)	11.41%		11/2029	8,016	7,865	0.6	7,936
NSG Buyer, Inc.	One stop	SF +	6.50%	(l)	11.41%		11/2029	260	224	—	240
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2028	—	(1)	—	(1)
Provenance Buyer LLC^	One stop	L +	5.00%	(a)	9.84%		06/2027	4,300	4,263	0.3	4,300
Provenance Buyer LLC#~	One stop	L +	5.00%	(a)	9.84%		06/2027	2,933	2,891	0.2	2,933
Provenance Buyer LLC(5)	One stop	L +	5.00%		N/A(6)		06/2027	—	(2)	—	—
Provenance Buyer LLC(5)	One stop	L +	5.00%		N/A(6)		06/2027	—	(31)	—	—
RW AM Holdco LLC^	One stop	SF +	5.25%	(n)	10.21%		04/2028	9,132	9,055	0.7	8,676
RW AM Holdco LLC(5)	One stop	P +	4.25%		N/A(6)		04/2028	—	(1)	—	(8)
								110,376	108,974	8.2	108,821
Diversified Financial Services
Adenza Group, Inc. #	One stop	L +	5.75%	(a)	10.59%		12/2027	1,242	1,223	0.1	1,204
Adenza Group, Inc. (5)	One stop	L +	5.75%		N/A(6)		12/2027	—	(2)	—	(10)
Adenza Group, Inc.	One stop	L +	5.75%		N/A(6)		12/2025	—	—	—	—
Avalara, Inc.#	One stop	SF +	7.25%	(m)	12.15%		10/2028	6,229	6,085	0.5	6,104
Avalara, Inc.(5)	One stop	SF +	6.25%		N/A(6)		10/2028	—	(3)	—	(3)
Banker's Toolbox, Inc.^	One stop	SF +	5.50%	(l)	10.41%		07/2027	3,432	3,407	0.3	3,363
Banker's Toolbox, Inc.	One stop	SF +	5.50%	(l)	10.41%		07/2027	639	632	—	610
Banker's Toolbox, Inc.(5)	One stop	SF +	5.50%		N/A(6)		07/2027	—	(1)	—	(2)
Flash Topco, Inc.^	One stop	L +	5.75%	(b)	10.58%		10/2028	7,588	7,528	0.6	7,208
Flash Topco, Inc.	One stop	L +	5.75%	(b)	10.57%		10/2028	53	52	—	48
Higginbotham Insurance Agency, Inc.#	One stop	L +	5.25%	(a)	10.09%		11/2026	1,822	1,805	0.1	1,786
Higginbotham Insurance Agency, Inc.	One stop	L +	5.25%	(a)	10.09%		11/2026	613	610	—	594
								21,618	21,336	1.6	20,902
Diversified Telecommunication Services
NTI Connect, LLC#	Senior secured	SF +	4.75%	(m)	9.80%		12/2024	634	628	—	634

Electronic Equipment, Instruments and Components
CST Holding Company#	One stop	SF +	6.75%	(l)	11.66%		11/2028	9,925	9,648	0.7	9,727
CST Holding Company	One stop	SF +	6.75%	(l)	11.66%		11/2028	5	4	—	4
								9,930	9,652	0.7	9,731
Food & Staples Retailing
Mendocino Farms, LLC	One stop	SF +	6.25%	(l)	11.16%		06/2025	629	624	0.1	629
Mendocino Farms, LLC	One stop	SF +	6.25%	(l)	11.16%		06/2025	323	320	0.1	323
Mendocino Farms, LLC	One stop	SF +	6.25%	(l)	11.16%		06/2025	254	251	—	254
Mendocino Farms, LLC	One stop	SF +	6.25%	(l)	11.16%		06/2025	249	247	—	249
Mendocino Farms, LLC	One stop	SF +	6.25%	(l)	11.16%		06/2025	162	161	—	162
Mendocino Farms, LLC	One stop	SF +	6.25%	(l)	11.16%		06/2025	122	121	—	122
Mendocino Farms, LLC	One stop	SF +	6.25%	(l)	11.16%		06/2025	122	121	—	122
Mendocino Farms, LLC	One stop	SF +	6.25%	(l)	11.16%		06/2025	60	60	—	60
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Mendocino Farms, LLC	One stop	SF +	6.25%	(l)	11.16%				06/2025	$217	$212	$—%	$217
Mendocino Farms, LLC	One stop	SF +	6.25%	(l)	11.16%				06/2025	271	269	—	271
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(m)	12.55%				06/2024	328	328	—	328
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(m)	12.55%				06/2024	115	115	—	115
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(m)	12.55%				06/2024	55	54	—	55
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(m)	N/A				06/2024	—	—	—	—
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(m)	12.55%				06/2024	67	66	—	67
Wineshipping.com LLC^	One stop	SF +	5.75%	(m)	10.79%				10/2027	3,063	3,040	0.3	3,002
Wineshipping.com LLC	One stop	L +	5.75%	(b)	10.56%				10/2027	84	80	—	75
Wineshipping.com LLC	One stop	SF +	5.75%	(b)(d)(l)(m)	10.96%				10/2027	40	39	—	38
										6,161	6,108	0.5	6,089
Food Products
Borrower R365 Holdings, LLC+(22)	One stop	L +	6.50%	(b)	8.66%	cash/	3.00%	PIK	06/2027	5,319	5,249	0.4	5,266
Borrower R365 Holdings, LLC#(22)	One stop	L +	6.50%	(b)	8.66%	cash/	3.00%	PIK	06/2027	443	436	0.1	439
Borrower R365 Holdings, LLC(5)	One stop	L +	6.50%		N/A(6)				06/2027	—	(1)	—	(1)
Borrower R365 Holdings, LLC(5)	One stop	L +	6.50%		N/A(6)				06/2027	—	(4)	—	(3)
Borrower R365 Holdings, LLC(22)	One stop	L +	6.50%	(b)	8.66%	cash/	3.00%	PIK	06/2027	190	189	—	188
Flavor Producers, LLC#(22)	Senior secured	SF +	6.50%	(d)(m)	9.75%	cash/	1.75%	PIK	12/2024	439	438	—	422
Flavor Producers, LLC(5)(22)	Senior secured	SF +	6.50%	(m)	N/A				09/2024	—	—	—	(1)
Kodiak Cakes, LLC+	Senior secured	SF +	8.75%	(m)	13.65%				06/2027	4,827	4,699	0.4	4,428
Kodiak Cakes, LLC	Senior secured	SF +	8.75%	(m)	13.65%				06/2026	150	145	—	132
Louisiana Fish Fry Products, Ltd.#~	One stop	SF +	6.25%	(n)	11.36%				07/2027	4,185	4,155	0.3	3,871
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(l)(n)	11.34%				07/2027	73	71	—	65
MAPF Holdings, Inc.~^+	One stop	SF +	5.00%	(m)	10.05%				12/2026	14,995	14,900	1.1	14,845
MAPF Holdings, Inc.	One stop	SF +	5.00%	(m)	10.05%				12/2026	120	118	—	117
P&P Food Safety Holdings, Inc.~^	One stop	SF +	6.00%	(m)	11.05%				12/2026	6,986	6,927	0.5	6,706
P&P Food Safety Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(1)	—	(4)
P&P Food Safety Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(20)	—	—
Ultimate Baked Goods Midco LLC#	One stop	SF +	6.50%	(l)	11.41%				08/2027	2,820	2,784	0.2	2,763
Ultimate Baked Goods Midco LLC	One stop	SF +	6.50%	(m)	11.29%				08/2027	8	8	—	7
Whitebridge Pet Brands, LLC^	One stop	L +	5.00%	(a)	9.84%				07/2027	9,891	9,816	0.7	9,693
Whitebridge Pet Brands, LLC(5)	One stop	L +	5.00%		N/A(6)				07/2027	—	(2)	—	(5)
Wizard Bidco Limited#(8)(9)(10)	One stop	SN +	4.50%	(j)	8.68%				03/2029	3,268	3,448	0.2	3,031
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	4.50%	(j)	8.68%				09/2028	37	36	—	30
Wizard Bidco Limited(8)(10)	One stop	SF +	7.00%	(m)	11.88%				03/2029	6,497	6,371	0.5	6,400
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	7.00%	(j)	11.18%				03/2029	2,192	2,152	0.2	2,159
Wizard Bidco Limited(5)(8)(9)(10)	One stop	SN +	7.00%		N/A(6)				03/2029	—	(23)	—	—
										62,440	61,891	4.6	60,548

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior secured	L +	8.25%	(b)	10.95%	09/2024	$182	$181	—%	$182
Coding Solutions Acquisition, Inc.#	One stop	SF +	5.50%	(l)	10.31%	05/2028	2,703	2,680	0.2	2,703
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(l)	10.29%	05/2028	21	20	—	21
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	5.50%		N/A(6)	05/2028	—	(3)	—	—
Color Intermediate, LLC#	One stop	SF +	5.50%	(m)	10.50%	10/2029	6,108	5,995	0.5	5,864
Connexin Software, Inc.#+	One stop	L +	8.50%	(b)	13.68%	02/2024	1,586	1,583	0.1	1,586
Connexin Software, Inc.	One stop	SF +	8.50%		N/A(6)	02/2024	—	—	—	—
Crow River Buyer, Inc.#	One stop	SF +	7.75%	(m)	12.43%	01/2029	2,466	2,418	0.2	2,429
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)	01/2029	—	(1)	—	(1)
ESO Solution, Inc.#+	One stop	SF +	7.00%	(m)	11.90%	05/2027	3,811	3,784	0.3	3,811
ESO Solution, Inc.	One stop	SF +	7.00%		N/A(6)	03/2027	—	—	—	—
HSI Halo Acquisition, Inc.#	One stop	SF +	5.75%	(l)	10.66%	08/2026	1,498	1,479	0.1	1,468
HSI Halo Acquisition, Inc.#	One stop	SF +	5.75%	(l)	10.66%	08/2026	790	783	0.1	774
HSI Halo Acquisition, Inc.~	One stop	SF +	5.75%	(l)	10.66%	08/2026	520	517	—	510
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(l)	10.64%	08/2026	500	496	—	490
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(l)	10.65%	08/2026	363	358	—	356
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(l)	10.66%	08/2026	304	302	—	298
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(l)(m)	10.62%	09/2025	39	38	—	38
HSI Halo Acquisition, Inc.(22)	One stop	N/A			10.00%	08/2026	5	5	—	7
Nextech Holdings, LLC~+	One stop	L +	5.00%	(b)	10.16%	06/2025	17,401	17,339	1.3	17,227
Nextech Holdings, LLC+	One stop	L +	5.00%	(b)	10.16%	06/2025	705	703	0.1	698
Nextech Holdings, LLC	One stop	L +	5.00%	(b)	10.16%	06/2025	100	99	—	97
Plasma Buyer LLC#	One stop	SF +	5.75%	(m)	10.65%	05/2029	2,783	2,735	0.2	2,700
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)	05/2028	—	(1)	—	(1)
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)	05/2029	—	(6)	—	(22)
Qgenda Intermediate Holdings, LLC+	One stop	L +	5.00%	(a)	9.84%	06/2025	5,637	5,609	0.4	5,524
Qgenda Intermediate Holdings, LLC~	One stop	L +	5.00%	(a)	9.84%	06/2025	4,961	4,961	0.4	4,862
Qgenda Intermediate Holdings, LLC~	One stop	L +	5.00%	(a)	9.84%	06/2025	2,400	2,401	0.2	2,352
Qgenda Intermediate Holdings, LLC+	One stop	L +	5.00%	(a)	9.84%	06/2025	672	670	0.1	659
Qgenda Intermediate Holdings, LLC	One stop	L +	5.00%	(a)	9.84%	06/2025	100	100	—	98
Transaction Data Systems, Inc.~+	One stop	L +	4.50%	(b)	9.66%	02/2026	11,130	10,995	0.8	11,019
Transaction Data Systems, Inc.(5)	One stop	L +	4.50%		N/A(6)	02/2026	—	(1)	—	(1)
Veranex, Inc.	Senior secured	SF +	4.75%	(m)(n)	9.72%	04/2028	374	358	—	344
Veranex, Inc.#	Senior secured	SF +	4.75%	(n)	9.57%	04/2028	199	197	—	183
Veranex, Inc.	Senior secured	SF +	4.75%	(n)	9.61%	04/2028	18	18	—	14
							67,376	66,812	5.0	66,289
Healthcare Equipment and Supplies
Aspen Medical Products, LLC~	One stop	L +	5.00%	(a)	9.81%	06/2025	937	934	0.1	937
Aspen Medical Products, LLC#	One stop	L +	5.00%	(a)	9.81%	06/2025	60	60	—	60
Aspen Medical Products, LLC	One stop	L +	5.25%		N/A(6)	06/2025	—	—	—	—
Baduhenna Bidco Limited(8)(10)	One stop	SF +	5.95%	(k)	11.01%	08/2028	2,330	2,298	0.2	2,330
Baduhenna Bidco Limited(8)(9)(10)	One stop	E +	5.95%	(e)	8.49%	08/2028	1,351	1,455	0.1	1,351
Baduhenna Bidco Limited(8)(9)(10)	One stop	SN +	5.95%	(j)	10.25%	08/2028	375	417	—	375
Baduhenna Bidco Limited(8)(9)(10)	One stop	E +	5.95%	(e)	8.97%	08/2028	322	326	—	322
Baduhenna Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.95%		N/A(6)	08/2028	—	(7)	—	—
Belmont Instrument, LLC^	One stop	SF +	6.25%	(m)	10.98%	08/2028	4,876	4,832	0.4	4,876
Belmont Instrument, LLC	One stop	P +	5.25%	(d)	13.25%	08/2028	33	32	—	33
Blades Buyer, Inc.#~	Senior secured	SF +	5.00%	(n)	9.89%	03/2028	2,480	2,452	0.2	2,429
Blades Buyer, Inc.	Senior secured	SF +	5.00%	(n)	9.91%	03/2028	1,112	1,102	0.1	1,090
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Blades Buyer, Inc.	Senior secured	SF +	5.25%	(l)	9.89%	03/2028	$462	$455	—%	$457
Blades Buyer, Inc.(5)	Senior secured	SF +	5.00%		N/A(6)	03/2028	—	(1)	—	(3)
Blue River Pet Care, LLC~^	One stop	L +	5.75%	(a)	10.59%	07/2026	12,989	12,878	1.0	12,730
Blue River Pet Care, LLC(5)	One stop	L +	5.75%		N/A(6)	07/2026	—	(43)	—	(117)
Blue River Pet Care, LLC	One stop	L +	5.75%	(a)	10.59%	07/2026	2,771	2,750	0.2	2,716
Blue River Pet Care, LLC	One stop	L +	5.75%	(a)	10.59%	07/2026	2,663	2,643	0.2	2,610
Blue River Pet Care, LLC	One stop	L +	5.75%	(a)	10.59%	08/2025	65	64	—	63
Blue River Pet Care, LLC	One stop	L +	5.75%	(a)	10.60%	07/2026	11,883	11,795	0.9	11,646
CCSL Holdings, LLC~	One stop	SF +	6.50%	(l)	11.41%	12/2026	6,070	6,022	0.5	6,009
CCSL Holdings, LLC#	One stop	SF +	6.50%	(l)	11.41%	12/2026	1,638	1,627	0.1	1,622
CCSL Holdings, LLC#(8)(9)	One stop	SN +	6.50%	(j)	10.78%	12/2026	960	972	0.1	951
CCSL Holdings, LLC	One stop	SF +	6.50%	(l)	11.41%	12/2026	130	128	—	128
CCSL Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)	12/2026	—	(9)	—	—
CMI Parent Inc.~+	Senior secured	SF +	4.75%	(l)	9.66%	08/2025	14,137	14,062	1.0	13,996
CMI Parent Inc.+	Senior secured	SF +	4.75%	(l)	9.66%	08/2025	6,770	6,728	0.5	6,702
CMI Parent Inc.#	Senior secured	SF +	4.75%	(l)	9.66%	08/2025	6,163	6,112	0.4	6,101
CMI Parent Inc.(5)	Senior secured	SF +	4.75%		N/A(6)	08/2025	—	(1)	—	(2)
							80,577	80,083	6.0	79,412

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC	One stop	L +	5.50%	(a)	10.25%				12/2027	$5,722	$5,655	0.4%	$5,467
AAH TOPCO, LLC (22)	Subordinated debt	N/A			11.50%	PIK			12/2031	1,153	1,136	0.1	1,038
AAH TOPCO, LLC #	One stop	L +	5.50%	(a)	10.34%				12/2027	518	514	—	503
AAH TOPCO, LLC (5)	One stop	L +	5.50%		N/A(6)				12/2027	—	—	—	(2)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(22)	Subordinated debt	L +	10.50%	(a)	15.34%				03/2028	12,785	12,613	1.0	12,785
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L +	6.13%	(b)	11.29%				03/2027	1,834	1,817	0.2	1,812
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.13%	(b)	11.29%				03/2027	1,533	1,514	0.1	1,514
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(22)	Subordinated debt	L +	10.50%	(a)	15.34%				03/2028	801	791	0.1	801
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L +	6.25%	(a)(b)	11.19%				03/2027	696	688	0.1	691
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(22)	Subordinated debt	L +	10.50%	(a)	15.34%				03/2028	306	303	—	306
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L +	6.25%	(a)(b)	11.15%				03/2027	145	144	—	142
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	L +	6.00%		N/A(6)				03/2027	—	(1)	—	(1)
Community Care Partners, LLC#	One stop	SF +	6.00%	(l)	10.92%				06/2026	1,206	1,198	0.1	1,170
Community Care Partners, LLC(5)	One stop	SF +	6.00%		N/A(6)				06/2026	—	(1)	—	—
CRH Healthcare Purchaser, Inc.#	Senior secured	L +	4.50%	(b)	9.66%				12/2024	3,926	3,905	0.3	3,868
CRH Healthcare Purchaser, Inc.~	Senior secured	L +	4.50%	(b)	9.66%				12/2024	1,665	1,656	0.1	1,640
CRH Healthcare Purchaser, Inc.#	Senior secured	L +	4.50%	(b)	9.66%				12/2024	1,245	1,239	0.1	1,227
CRH Healthcare Purchaser, Inc.#	Senior secured	L +	4.50%	(b)	9.66%				12/2024	843	839	0.1	831
CRH Healthcare Purchaser, Inc.(5)	Senior secured	L +	4.50%		N/A(6)				12/2024	—	(1)	—	(2)
Datix Bidco Limited(8)(9)(10)	Senior secured	SN +	4.50%	(j)	8.68%				04/2025	23,263	25,468	1.7	22,565
Datix Bidco Limited(8)(9)(10)	Second lien	SN +	7.75%	(j)	11.93%				04/2026	8,254	9,020	0.6	7,924
Datix Bidco Limited(8)(9)(10)	Senior secured	SN +	4.50%	(j)	8.68%				04/2025	4,309	4,682	0.3	4,179
Datix Bidco Limited(8)(10)	Senior secured	SF +	4.50%	(n)	8.95%				04/2025	174	173	—	169
Datix Bidco Limited(8)(10)	Senior secured	SF +	4.50%	(l)	8.95%				09/2024	35	35	—	34
Datix Bidco Limited(8)(10)	Second lien	SF +	7.75%	(n)	12.20%				04/2026	58	57	—	56
Elite Dental Partners LLC(22)	One stop	SF +	5.25%	(m)	10.15%	PIK			06/2023	1,889	1,887	0.1	1,436
Elite Dental Partners LLC(22)	One stop	SF +	12.00%	(m)	16.90%	PIK			06/2023	765	765	0.1	727
Elite Dental Partners LLC(22)	One stop	SF +	5.25%	(m)	10.15%	PIK			06/2023	204	204	—	204
Emerge Intermediate, Inc.#(22)	One stop	SF +	6.50%	(m)	11.05%	cash/	0.50%	PIK	05/2024	2,301	2,288	0.2	2,301
Emerge Intermediate, Inc.#(22)	One stop	SF +	6.50%	(m)	11.05%	cash/	0.50%	PIK	05/2024	218	217	—	218
Emerge Intermediate, Inc.(22)	One stop	SF +	6.50%	(l)(m)	10.89%	cash/	0.50%	PIK	05/2024	111	110	—	111
Encorevet Group LLC	One stop	L +	6.75%	(b)	11.70%				11/2024	14,556	14,497	1.1	14,265
Encorevet Group LLC	One stop	L +	6.75%	(b)	11.70%				11/2024	7,492	7,455	0.6	7,342
Encorevet Group LLC~	Senior secured	L +	6.75%	(b)	11.70%				11/2024	3,950	3,938	0.3	3,871
Encorevet Group LLC	One stop	L +	6.75%	(b)	11.70%				11/2024	1,970	1,961	0.1	1,931
Encorevet Group LLC~	Senior secured	L +	6.75%	(b)	11.70%				11/2024	1,773	1,773	0.1	1,738
Encorevet Group LLC~	Senior secured	L +	6.75%	(b)	11.70%				11/2024	1,104	1,100	0.1	1,082
Encorevet Group LLC	Senior secured	L +	6.75%	(b)	11.70%				11/2024	916	913	0.1	898
Encorevet Group LLC	One stop	L +	6.75%	(b)	11.70%				11/2024	652	649	—	639
Encorevet Group LLC	One stop	L +	6.75%	(b)	11.70%				11/2024	625	621	—	612
Encorevet Group LLC	One stop	L +	6.75%	(b)	11.70%				11/2024	565	562	—	554
Encorevet Group LLC	One stop	L +	6.75%	(b)	11.70%				11/2024	389	387	—	381
Encorevet Group LLC	One stop	L +	6.75%	(b)	11.70%				11/2024	243	242	—	238
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Encorevet Group LLC	Senior secured	L +	6.75%	(b)	11.70%		11/2024	$158	$158	—%	$154
Encorevet Group LLC	One stop	L +	6.75%	(b)	11.70%		11/2024	118	118	—	116
Encorevet Group LLC	Senior secured	L +	6.75%	(b)	11.72%		11/2024	47	46	—	46
Encorevet Group LLC(5)	One stop	L +	6.75%		N/A(6)		11/2024	—	(1)	—	—
ERC Topco Holdings, LLC#^	One stop	L +	5.50%	(b)(d)	10.66%		11/2028	17,490	17,359	1.2	15,391
ERC Topco Holdings, LLC	One stop	L +	5.50%	(b)(d)	10.98%		11/2027	60	59	—	45
ERC Topco Holdings, LLC(5)	One stop	L +	5.50%		N/A(6)		11/2028	—	(27)	—	(136)
Eyecare Services Partners Holdings LLC(7)(22)	One stop	L +	9.25%	(b)	9.25%	PIK	05/2023	4,250	4,093	0.1	1,636
Eyecare Services Partners Holdings LLC(7)(22)	One stop	L +	9.25%	(b)	9.25%	PIK	05/2023	1,266	1,222	—	487
Eyecare Services Partners Holdings LLC(22)	One stop	L +	9.25%	(a)(b)	9.25%	PIK	05/2023	138	138	—	138
Eyecare Services Partners Holdings LLC(7)(22)	One stop	L +	9.25%	(b)	9.25%	PIK	05/2023	153	147	—	59
Eyecare Services Partners Holdings LLC(7)(22)	One stop	L +	9.25%	(b)	9.25%	PIK	05/2023	95	94	—	36
Eyecare Services Partners Holdings LLC(7)(22)	One stop	L +	9.25%	(b)	9.25%	PIK	05/2023	95	91	—	36
Eyecare Services Partners Holdings LLC(22)	One stop	L +	9.25%	(b)	9.25%	PIK	05/2023	221	221	—	221
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	5.75%	(i)	10.77%		03/2027	3,384	3,540	0.3	3,384
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	5.75%	(i)	10.77%		03/2027	2,477	2,508	0.2	2,477
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	5.75%	(i)	10.77%		03/2027	2,304	2,426	0.2	2,304
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(12)	One stop	SF +	5.75%	(m)	10.80%		03/2027	1,035	1,023	0.1	1,035
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(9)(12)	One stop	C +	5.75%	(i)	10.73%		03/2027	714	715	0.1	714
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(12)	One stop	SF +	5.75%	(m)	10.80%		03/2027	460	455	—	460
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	5.75%	(i)	10.77%		03/2027	400	388	—	400
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(l)(n)	9.76%		12/2026	2,316	2,298	0.2	2,268
Heartland Veterinary Partners LLC#	Senior secured	SF +	4.75%	(n)	9.56%		12/2026	381	378	—	373
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%		N/A(6)		12/2026	—	—	—	—
Klick Inc.^(8)(12)	Senior secured	SF +	4.50%	(m)	9.50%		03/2028	3,893	3,866	0.3	3,855
Klick Inc.(5)(8)(12)	Senior secured	SF +	4.50%		N/A(6)		03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC~	Senior secured	L +	5.25%	(b)	10.41%		05/2025	790	786	0.1	774
Krueger-Gilbert Health Physics, LLC~	Senior secured	L +	5.25%	(b)	10.41%		05/2025	464	462	—	455
Krueger-Gilbert Health Physics, LLC	Senior secured	L +	5.25%	(b)	10.41%		05/2025	224	221	—	220
Krueger-Gilbert Health Physics, LLC~	Senior secured	L +	5.25%	(b)	10.41%		05/2025	125	125	—	123
Krueger-Gilbert Health Physics, LLC	Senior secured	L +	5.25%	(b)	10.41%		05/2025	30	30	—	29
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(9)(12)	One stop	C +	5.50%	(i)	10.52%		05/2028	6,997	7,715	0.5	6,647
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	L +	5.50%	(b)	10.66%		05/2028	1,668	1,650	0.1	1,585
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	L +	5.50%	(b)	10.66%		05/2028	1,103	1,094	0.1	1,048
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C +	5.50%	(i)	10.52%		05/2028	427	458	—	405
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C +	5.50%	(i)	10.52%		05/2028	222	226	—	211
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C +	5.50%	(i)	10.52%		05/2026	132	132	—	127
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(12)	One stop	L +	5.50%	(b)	10.66%		05/2028	77	75	—	74
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(12)	One stop	L +	5.50%	(b)	10.66%		05/2026	60	60	—	58
Suveto Buyer, LLC	One stop	L +	5.00%	(a)	9.84%		09/2027	7,982	7,898	0.6	7,529
Suveto Buyer, LLC	One stop	L +	5.00%	(a)	9.84%		09/2027	79	78	—	72
								172,029	175,337	12.2	162,121
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#	One stop	SF +	5.50%	(m)	10.33%				08/2028	$3,849	$3,815	0.3%	$3,849
Barteca Restaurants, LLC(5)	One stop	SF +	5.50%		N/A(6)				08/2028	—	(1)	—	—
Barteca Restaurants, LLC	One stop	SF +	5.50%	(m)	10.46%				08/2028	155	146	—	155
BJH Holdings III Corp.#~^	One stop	L +	4.50%	(b)	9.25%				08/2025	21,102	20,961	1.6	20,468
BJH Holdings III Corp.	One stop	L +	4.50%	(a)(b)	9.18%				08/2025	215	212	—	203
Davidson Hotel Company, LLC^	One stop	L +	5.25%	(a)	10.09%				07/2024	1,747	1,740	0.1	1,747
Davidson Hotel Company, LLC	One stop	L +	5.25%	(a)	10.09%				07/2024	426	426	—	426
Davidson Hotel Company, LLC	One stop	L +	5.25%		N/A(6)				07/2024	—	—	—	—
EOS Fitness Opco Holdings, LLC#	One stop	SF +	4.75%	(n)	9.79%				01/2026	1,892	1,878	0.2	1,892
EOS Fitness Opco Holdings, LLC#	One stop	SF +	4.75%	(n)	9.79%				01/2026	363	360	—	363
EOS Fitness Opco Holdings, LLC	One stop	SF +	4.75%	(n)	9.73%				01/2026	16	16	—	16
EOS Fitness Opco Holdings, LLC	One stop	SF +	4.75%	(n)	9.86%				01/2026	178	177	—	178
ESN Venture Holdings, LLC#^	One stop	SF +	6.50%	(n)	11.36%				10/2028	1,848	1,823	0.1	1,848
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(n)	11.28%				10/2028	28	26	—	28
ESN Venture Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)				10/2028	—	(13)	—	—
Freddy's Frozen Custard LLC#~	One stop	L +	5.00%	(a)	9.75%				03/2027	3,570	3,548	0.3	3,570
Freddy's Frozen Custard LLC	One stop	L +	5.00%		N/A(6)				03/2027	—	—	—	—
Harri US LLC+(22)	One stop	SF +	10.50%	(n)	11.19%	cash/	4.50%	PIK	08/2026	353	321	—	354
Harri US LLC(22)	One stop	SF +	10.50%	(n)	11.38%	cash/	4.50%	PIK	08/2026	239	238	—	240
Harri US LLC	One stop	SF +	10.50%		N/A(6)				08/2026	—	—	—	—
Harri US LLC(22)	One stop	SF +	6.00%	(n)	11.47%				08/2026	237	236	—	239
Health Buyer, LLC#	Senior secured	SF +	5.25%	(n)	10.29%				04/2029	1,341	1,324	0.1	1,288
Health Buyer, LLC	Senior secured	SF +	5.25%	(l)	10.07%				04/2028	20	20	—	19
SSRG Holdings, LLC~^	One stop	SF +	4.75%	(m)	9.80%				11/2025	6,911	6,879	0.5	6,842
SSRG Holdings, LLC	One stop	SF +	4.75%	(m)	9.80%				11/2025	10	10	—	9
Tropical Smoothie Cafe Holdings, LLC#^	One stop	SF +	5.00%	(m)	9.83%				09/2026	9,404	9,329	0.7	9,404
Tropical Smoothie Cafe Holdings, LLC~	One stop	SF +	5.00%	(l)(m)	10.01%				09/2026	4,938	4,889	0.4	4,938
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF +	5.00%	(m)	9.83%				09/2026	2,177	2,158	0.2	2,177
Tropical Smoothie Cafe Holdings, LLC	One stop	L +	5.00%	(a)	9.85%				09/2026	10	9	—	10
										61,029	60,527	4.5	60,263

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
Groundworks LLC#	One stop	SF +	6.50%	(l)	11.36%				03/2030	$3,509	$3,405	0.3%	$3,404
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2030	—	(10)	—	(10)
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2029	—	(1)	—	(1)
										3,509	3,394	0.3	3,393
Household Products
WU Holdco, Inc.~	One stop	SF +	5.50%	(m)	10.55%				03/2026	1,203	1,198	0.1	1,155
WU Holdco, Inc.#	One stop	SF +	5.50%	(m)	10.55%				03/2026	428	428	—	411
WU Holdco, Inc.	One stop	SF +	5.50%	(m)	10.55%				03/2026	111	110	—	107
WU Holdco, Inc.	One stop	SF +	5.50%	(m)	10.54%				03/2025	15	15	—	14
										1,757	1,751	0.1	1,687
Industrial Conglomerates
Arch Global CCT Holdings Corp.#	Senior secured	L +	4.75%	(b)	9.58%				04/2026	900	898	0.1	891
Arch Global CCT Holdings Corp.	Senior secured	L +	4.75%	(b)	9.91%				04/2026	472	469	—	467
Arch Global CCT Holdings Corp.	Senior secured	L +	4.75%	(b)	9.79%				04/2026	410	409	—	405
Arch Global CCT Holdings Corp.	Senior secured	L +	4.75%	(b)	9.70%				04/2025	6	6	—	6
Dwyer Instruments, Inc.#	One stop	L +	6.00%	(b)	11.16%				07/2027	2,014	1,980	0.2	2,014
Dwyer Instruments, Inc.	One stop	L +	6.00%	(b)(d)	11.70%				07/2027	10	9	—	10
Dwyer Instruments, Inc.(5)	One stop	L +	6.00%		N/A(6)				07/2027	—	(4)	—	—
Essential Services Holdings Corporation#^	One stop	L +	5.75%	(a)(b)	10.50%				11/2026	22,073	21,919	1.6	21,631
Essential Services Holdings Corporation	One stop	L +	5.75%	(a)	10.59%				11/2025	10	9	—	9
Excelitas Technologies Corp.#	One stop	SF +	5.75%	(m)	10.61%				08/2029	3,720	3,654	0.3	3,683
Excelitas Technologies Corp.#(8)(9)	One stop	E +	5.75%	(e)	8.36%				08/2029	624	584	0.1	618
Excelitas Technologies Corp.	One stop	SF +	5.75%	(m)	10.61%				08/2028	87	83	—	85
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(6)	—	(4)
Madison Safety & Flow LLC#	Senior secured	SF +	4.10%	(l)	8.86%				03/2025	160	160	—	160
Madison Safety & Flow LLC	Senior secured	SF +	4.10%		N/A(6)				03/2025	—	—	—	—
Specialty Measurement Bidco Limited#(8)(10)	One stop	SF +	5.50%	(k)	10.56%				11/2027	3,185	3,125	0.2	3,108
Specialty Measurement Bidco Limited#(8)(9)(10)	One stop	E +	5.50%	(e)	8.22%				11/2027	2,902	3,129	0.2	2,831
Specialty Measurement Bidco Limited(8)(9)(10)	One stop	E +	5.50%	(e)	8.31%				11/2027	1,426	1,375	0.1	1,392
Specialty Measurement Bidco Limited#(8)(10)	One stop	SF +	5.75%	(k)	10.55%				11/2027	1,257	1,232	0.1	1,238
Specialty Measurement Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)				11/2027	—	(21)	—	(22)
										39,256	39,010	2.9	38,522
Insurance
Alera Group, Inc.#	One stop	SF +	6.00%	(l)	10.91%				10/2028	10,723	10,638	0.8	10,401
Alera Group, Inc.^	One stop	SF +	6.00%	(l)	10.91%				10/2028	3,468	3,443	0.3	3,364
Alera Group, Inc.^	One stop	SF +	6.00%	(l)	10.91%				10/2028	3,047	3,011	0.2	2,956
AMBA Buyer, Inc.^	One stop	SF +	5.25%	(m)(n)	10.21%				07/2027	1,365	1,355	0.1	1,351
AMBA Buyer, Inc.	One stop	SF +	5.25%	(m)(n)	10.21%				07/2027	406	405	—	402
AMBA Buyer, Inc.#	One stop	SF +	5.25%	(m)(n)	10.21%				07/2027	340	338	—	337
AMBA Buyer, Inc.	One stop	SF +	5.25%	(m)	10.16%				07/2027	5	5	—	5
AMBA Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2027	—	(2)	—	(4)
Captive Resources Midco, LLC#(22)	One stop	SF +	5.75%	(l)	5.03%	cash/	5.53%	PIK	07/2029	4,853	4,768	0.4	4,756
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(3)	—	(4)
Disco Parent, Inc.#	One stop	SF +	7.50%	(m)	12.39%				03/2029	2,177	2,123	0.2	2,123
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	(1)
Integrity Marketing Acquisition, LLC	Senior secured	L +	6.05%	(b)	11.00%				08/2025	1,374	1,359	0.1	1,350
Integrity Marketing Acquisition, LLC	One stop	SF +	6.02%	(m)	10.92%				08/2025	915	897	0.1	893
Integrity Marketing Acquisition, LLC	Senior secured	L +	6.05%	(b)	11.00%				08/2025	908	903	0.1	892
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Integrity Marketing Acquisition, LLC	Senior secured	L +	6.05%	(b)	11.00%	08/2025	$684	$677	0.1%	$672
Integrity Marketing Acquisition, LLC	Senior secured	L +	6.02%	(b)	10.97%	08/2025	685	680	0.1	672
Integrity Marketing Acquisition, LLC~	One stop	L +	5.80%	(b)	10.75%	08/2025	354	351	—	346
Integrity Marketing Acquisition, LLC	Senior secured	L +	5.80%	(b)(c)	10.29%	08/2025	310	309	—	303
Integrity Marketing Acquisition, LLC	One stop	L +	5.80%	(b)(c)	10.81%	08/2025	188	187	—	183
Integrity Marketing Acquisition, LLC	One stop	SF +	6.50%		N/A(6)	08/2025	—	—	—	—
J.S. Held Holdings, LLC~+	One stop	L +	5.50%	(b)	10.66%	07/2025	18,305	18,135	1.3	17,938
J.S. Held Holdings, LLC^	One stop	L +	5.50%	(b)	10.66%	07/2025	4,013	3,969	0.3	3,932
J.S. Held Holdings, LLC#	One stop	SF +	5.50%	(m)	10.55%	07/2025	3,881	3,827	0.3	3,803
J.S. Held Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)	07/2025	—	(24)	—	(69)
J.S. Held Holdings, LLC	One stop	L +	5.50%	(b)	10.72%	07/2025	182	180	—	178
J.S. Held Holdings, LLC	One stop	SF +	5.50%	(m)	10.55%	07/2025	1,348	1,339	0.1	1,321
Keystone Agency Partners LLC^	Senior secured	SF +	5.75%	(m)	10.80%	05/2027	2,738	2,703	0.2	2,710
Keystone Agency Partners LLC#	Senior secured	SF +	5.75%	(m)	10.80%	05/2027	778	768	0.1	770
Keystone Agency Partners LLC	Senior secured	SF +	5.75%	(l)	10.80%	05/2027	422	408	—	411
Long Term Care Group, Inc.#	One stop	SF +	6.00%	(m)	10.89%	09/2027	1,261	1,243	0.1	1,160
Majesco~+	One stop	L +	7.25%	(b)	12.41%	09/2027	7,453	7,370	0.6	7,453
Majesco(5)	One stop	L +	7.25%		N/A(6)	09/2026	—	(2)	—	—
Norvax, LLC#+	Senior secured	SF +	7.50%	(l)	12.41%	09/2025	12,642	12,550	0.9	12,135
Norvax, LLC#	Senior secured	SF +	7.50%	(l)	12.41%	09/2025	4,131	4,076	0.3	3,966
Paisley Bidco Limited(8)(9)(10)	One stop	E +	6.50%	(e)	9.11%	03/2028	759	733	0.1	748
Paisley Bidco Limited(5)(8)(9)(10)	One stop	SN +	7.00%		N/A(6)	03/2028	—	(31)	—	(32)
Pareto Health Intermediate Holdings, Inc.^	One stop	L +	4.50%	(b)	9.66%	08/2025	3,093	3,075	0.2	3,093
Patriot Growth Insurance Services, LLC#^	One stop	L +	5.50%	(b)	10.35%	10/2028	4,676	4,638	0.3	4,533
Patriot Growth Insurance Services, LLC	One stop	L +	5.75%	(b)	10.78%	10/2028	227	218	—	208
Patriot Growth Insurance Services, LLC(5)	One stop	L +	5.50%		N/A(6)	10/2028	—	(1)	—	(2)
People Corporation#(8)(9)(12)	One stop	C +	6.25%	(i)	11.24%	02/2028	5,385	5,671	0.4	5,385
People Corporation(8)(9)(12)	One stop	C +	6.25%	(i)	11.24%	02/2028	1,758	1,902	0.1	1,758
People Corporation(8)(9)(12)	One stop	C +	5.50%	(h)(i)	10.49%	02/2028	1,717	1,760	0.1	1,587
People Corporation(8)(9)(12)	One stop	C +	6.25%	(i)	11.28%	02/2027	38	36	—	38
RSC Acquisition, Inc.~+	One stop	SF +	5.50%	(m)	10.35%	10/2026	12,150	12,010	0.9	11,906
RSC Acquisition, Inc.#^	One stop	SF +	5.50%	(m)	10.50%	10/2026	3,820	3,793	0.3	3,743
RSC Acquisition, Inc.~+	One stop	SF +	5.50%	(m)	10.40%	10/2026	3,119	3,006	0.2	3,057
RSC Acquisition, Inc.#	One stop	SF +	5.50%	(m)	10.58%	10/2026	1,375	1,363	0.1	1,347
RSC Acquisition, Inc.	One stop	SF +	5.50%	(m)	10.55%	10/2026	153	140	—	122
RSC Acquisition, Inc.	One stop	SF +	5.50%	(m)	10.68%	10/2026	49	48	—	47
Sunstar Insurance Group, LLC	Senior secured	SF +	6.00%	(m)	11.05%	10/2026	373	371	—	373
Sunstar Insurance Group, LLC#	Senior secured	SF +	6.00%	(m)	11.05%	10/2026	310	306	—	310
Sunstar Insurance Group, LLC	Senior secured	SF +	6.00%	(m)	11.05%	10/2026	156	155	—	156
Sunstar Insurance Group, LLC	Senior secured	SF +	6.00%		N/A(6)	10/2026	—	—	—	—
							128,114	127,178	9.4	125,082
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Internet & Catalog Retail
Revalize, Inc.~+	One stop	SF +	5.75%	(l)	10.66%				04/2027	$5,892	$5,851	0.4%	$5,302
Revalize, Inc.+	One stop	SF +	5.75%	(l)	10.66%				04/2027	3,448	3,425	0.2	3,103
Revalize, Inc.#	One stop	SF +	5.75%	(l)	10.66%				04/2027	2,038	2,028	0.1	1,835
Revalize, Inc.+	One stop	SF +	5.75%	(l)	10.66%				04/2027	1,710	1,698	0.1	1,539
Revalize, Inc.+	One stop	SF +	5.75%	(l)	10.66%				04/2027	1,030	1,023	0.1	927
Revalize, Inc.#	One stop	SF +	5.75%	(l)	10.66%				04/2027	795	789	0.1	716
Revalize, Inc.	One stop	SF +	5.75%	(l)	10.66%				04/2027	191	184	—	172
Revalize, Inc.(5)	One stop	SF +	5.75%		N/A(6)				04/2027	—	(2)	—	(23)
										15,104	14,996	1.0	13,571
IT Services
Acquia, Inc.+	One stop	L +	7.00%	(b)	11.79%				10/2025	2,442	2,427	0.2	2,418
Acquia, Inc.	One stop	L +	7.00%	(c)	12.16%				10/2025	56	55	—	55
CivicPlus, LLC+(22)	One stop	L +	6.75%	(b)	9.20%	cash/	2.50%	PIK	08/2027	2,650	2,625	0.2	2,597
CivicPlus, LLC#(22)	One stop	L +	6.75%	(b)	9.20%	cash/	2.50%	PIK	08/2027	1,576	1,563	0.1	1,545
CivicPlus, LLC(22)	One stop	L +	6.75%	(b)	9.20%	cash/	2.50%	PIK	08/2027	1,242	1,231	0.1	1,217
CivicPlus, LLC(22)	One stop	SF +	11.75%	(n)	16.58%				06/2034	216	211	—	214
CivicPlus, LLC(5)	One stop	L +	6.75%		N/A(6)				08/2027	—	(1)	—	(2)
Critical Start, Inc.#(22)	One stop	SF +	6.75%	(m)	7.77%	cash/	3.63%	PIK	05/2028	1,691	1,677	0.1	1,666
Critical Start, Inc.(5)	One stop	SF +	6.75%		N/A(6)				05/2028	—	(1)	—	(1)
Critical Start, Inc.#(22)	One stop	SF +	6.75%	(l)	7.89%	cash/	3.63%	PIK	05/2028	790	774	0.1	778
Delinea Inc.+	One stop	L +	6.00%	(b)	11.16%				03/2028	6,464	6,395	0.5	6,206
Delinea Inc.+	One stop	L +	6.00%	(b)	11.16%				03/2028	3,793	3,758	0.3	3,641
Delinea Inc.	One stop	L +	6.00%	(b)	11.16%				03/2027	118	116	—	111
Episerver, Inc.+	One stop	L +	5.75%	(b)	10.91%				04/2026	4,876	4,831	0.3	4,681
Episerver, Inc.(8)(9)	One stop	E +	6.00%	(e)	8.99%				04/2026	4,345	4,582	0.3	4,172
Episerver, Inc.+	One stop	L +	5.75%	(b)	10.91%				04/2026	2,670	2,654	0.2	2,563
Episerver, Inc.#	One stop	L +	5.75%	(b)	10.91%				04/2026	1,511	1,495	0.1	1,451
Episerver, Inc.(5)	One stop	L +	5.75%		N/A(6)				04/2026	—	(2)	—	(14)
Episerver, Inc.(5)	One stop	L +	5.75%		N/A(6)				04/2026	—	(10)	—	(76)
Goldcup 31018 AB#(8)(9)(17)(22)	One stop	E +	9.57%	(f)	6.07%	cash/	6.32%	PIK	07/2029	4,264	3,900	0.3	4,221
Goldcup 31018 AB(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				01/2029	—	(2)	—	(1)
Goldcup 31018 AB(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2029	—	(7)	—	(7)
Infinisource, Inc.#~	One stop	SF +	5.00%	(m)	10.05%				10/2026	10,194	10,120	0.7	9,989
Infinisource, Inc.^	One stop	SF +	5.00%	(m)	10.05%				10/2026	6,472	6,426	0.5	6,343
Infinisource, Inc.#	One stop	SF +	5.00%	(m)	10.05%				10/2026	4,867	4,834	0.4	4,770
Infinisource, Inc.#	One stop	L +	5.00%	(c)	10.22%				10/2026	3,280	3,256	0.2	3,214
Infinisource, Inc.#	One stop	L +	5.00%	(c)(m)	10.07%				10/2026	1,934	1,876	0.1	1,896
Infinisource, Inc.#	One stop	SF +	5.00%	(m)	10.05%				10/2026	1,689	1,678	0.1	1,656
Infinisource, Inc.#	One stop	SF +	5.00%	(m)	10.05%				10/2026	1,438	1,428	0.1	1,410
Infinisource, Inc.#	One stop	SF +	5.00%	(m)	10.05%				10/2026	1,206	1,196	0.1	1,182
Infinisource, Inc.#	One stop	SF +	5.00%	(m)	10.05%				10/2026	577	515	—	565
Infinisource, Inc.(5)	One stop	SF +	5.00%		N/A(6)				10/2026	—	(1)	—	(3)
Infinisource, Inc.(5)	One stop	SF +	5.00%		N/A(6)				10/2026	—	(20)	—	(57)
Netwrix Corporation^	One stop	SF +	5.00%	(m)(n)	10.12%				06/2029	2,091	2,076	0.2	2,070
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(4)	—	(6)
Netwrix Corporation	One stop	SF +	5.00%	(m)	9.90%				06/2029	44	42	—	42
PCS Intermediate II Holdings, LLC~	One stop	L +	5.25%	(b)	10.08%				01/2026	4,795	4,772	0.4	4,795
PCS Intermediate II Holdings, LLC#	One stop	L +	5.25%	(b)	10.08%				01/2026	702	697	0.1	702
PCS Intermediate II Holdings, LLC	One stop	L +	5.25%	(b)	10.41%				01/2026	45	45	—	45
Recordxtechnologies, LLC#~(22)	One stop	SF +	8.00%	(m)	11.40%	cash/	1.50%	PIK	12/2025	18,342	18,200	1.3	17,792
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Recordxtechnologies, LLC(22)	One stop	SF +	8.00%	(m)	11.40%	cash/	1.50%	PIK	12/2025	$1,673	$1,662	0.1%	$1,623
Recordxtechnologies, LLC(22)	One stop	SF +	8.00%	(m)	11.40%	cash/	1.50%	PIK	12/2025	135	133	—	129
Red Dawn SEI Buyer, Inc.~^	Senior secured	SF +	4.25%	(m)	9.25%				11/2025	13,233	13,161	1.0	12,871
Red Dawn SEI Buyer, Inc.#(8)(9)	Senior secured	SN +	4.50%	(j)	8.68%				11/2025	8,501	9,398	0.6	8,318
Red Dawn SEI Buyer, Inc.#	Senior secured	SF +	4.25%	(m)	9.25%				11/2025	2,353	2,343	0.2	2,289
Red Dawn SEI Buyer, Inc.#	Senior secured	SF +	4.50%	(m)	9.50%				11/2025	2,194	2,182	0.2	2,147
Red Dawn SEI Buyer, Inc.#	Senior secured	SF +	4.50%	(m)	9.50%				11/2025	2,501	2,483	0.2	2,447
Red Dawn SEI Buyer, Inc.	Senior secured	SF +	4.25%	(m)	9.25%				11/2025	30	29	—	23
Red Dawn SEI Buyer, Inc.(5)	Senior secured	SF +	4.50%		N/A(6)				11/2025	—	(5)	—	(14)
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(n)	15.57%				10/2026	567	557	—	567
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(m)(n)	15.70%				10/2026	66	66	—	66
ReliaQuest Holdings, LLC(5)	One stop	SF +	10.75%		N/A(6)				10/2026	—	(1)	—	—
Saturn Borrower Inc.#~(22)	One stop	L +	7.25%	(b)	11.66%	cash/	0.75%	PIK	09/2026	7,941	7,801	0.6	7,465
Saturn Borrower Inc.	One stop	L +	6.50%	(b)	11.66%				09/2026	103	101	—	95
Zarya Holdco, Inc.#	Senior secured	SF +	6.50%	(l)	11.31%				07/2027	2,495	2,495	0.2	2,495
Zarya Holdco, Inc.	Senior secured	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										138,172	137,812	10.1	134,361
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC^(22)	One stop	L +	6.50%	(c)	10.65%	cash/	1.00%	PIK	09/2024	$1,455	$1,452	0.1%	$1,455
WBZ Investment LLC^(22)	One stop	L +	6.50%	(c)	10.65%	cash/	1.00%	PIK	09/2024	483	481	0.1	483
WBZ Investment LLC^(22)	One stop	L +	6.50%	(c)	10.65%	cash/	1.00%	PIK	09/2024	335	335	—	335
WBZ Investment LLC^(22)	One stop	L +	6.50%	(c)	10.65%	cash/	1.00%	PIK	09/2024	174	173	—	174
WBZ Investment LLC	One stop	L +	6.50%		N/A(6)				09/2024	—	—	—	—
										2,447	2,441	0.2	2,447
Life Sciences Tools & Services
Celerion Buyer, Inc.~	One stop	SF +	6.50%	(m)	11.18%				11/2029	8,569	8,368	0.7	8,569
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(32)	—	—
Covaris Intermediate 3, LLC#	One stop	L +	4.75%	(b)	9.91%				01/2028	366	363	—	358
Covaris Intermediate 3, LLC	One stop	L +	4.75%	(b)	9.91%				01/2028	18	18	—	17
Covaris Intermediate 3, LLC(5)	One stop	L +	4.75%		N/A(6)				01/2028	—	(33)	—	(83)
PAS Parent Inc.#~^	One stop	L +	5.50%	(a)	10.34%				12/2028	20,195	19,908	1.5	19,791
PAS Parent Inc.	One stop	L +	5.50%	(a)	10.30%				12/2027	39	28	—	31
PAS Parent Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(59)	—	(47)
Reaction Biology Corporation#	One stop	SF +	5.00%	(n)	10.11%				03/2029	2,645	2,622	0.2	2,565
Reaction Biology Corporation#	One stop	SF +	5.00%	(n)	10.11%				03/2029	1,759	1,744	0.1	1,706
Reaction Biology Corporation#	One stop	SF +	5.00%	(n)	10.11%				03/2029	515	510	0.1	499
Reaction Biology Corporation(5)	One stop	SF +	5.00%		N/A(6)				03/2029	—	(1)	—	(5)
Reaction Biology Corporation(5)	One stop	SF +	5.00%		N/A(6)				03/2029	—	(24)	—	(85)
Unchained Labs, LLC	Senior secured	SF +	5.50%	(l)	10.36%				08/2027	428	417	—	409
Unchained Labs, LLC#	Senior secured	SF +	5.50%	(l)	10.36%				08/2027	361	356	—	354
Unchained Labs, LLC(5)	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	—	—	(1)
										34,895	34,184	2.6	34,078
Machinery
Bad Boy Mowers Acquisition, LLC#	Senior secured	L +	4.25%	(b)	9.25%				03/2028	730	729	0.1	723
Blackbird Purchaser, Inc.#~	Senior secured	SF +	4.50%	(l)	9.41%				04/2026	7,139	7,066	0.5	7,069
Blackbird Purchaser, Inc.	Senior secured	L +	4.50%	(a)	9.27%				10/2025	72	72	—	71
Blackbird Purchaser, Inc.(5)	Senior secured	L +	4.50%		N/A(6)				04/2026	—	(12)	—	(9)
Chase Industries, Inc.(7)(22)(23)	Senior secured	L +	7.00%	(b)	12.16%				05/2025	1,956	1,940	0.2	1,921
Chase Industries, Inc.(7)(22)(23)	Senior secured	L +	7.00%	(b)	12.16%				05/2025	339	336	—	333
Chase Industries, Inc.(7)(22)(23)	Senior secured	L +	7.00%	(b)	12.11%				05/2025	152	152	—	145
										10,388	10,283	0.8	10,253
Marine
Project Nike Purchaser, LLC#	One stop	SF +	6.00%	(m)	10.90%				04/2029	9,656	9,573	0.7	9,270
Project Nike Purchaser, LLC	One stop	SF +	6.00%	(m)	10.90%				04/2029	75	73	—	65
Project Nike Purchaser, LLC(5)	One stop	SF +	6.00%		N/A(6)				04/2029	—	(44)	—	(202)
										9,731	9,602	0.7	9,133
Media
Triple Lift, Inc.#	One stop	SF +	5.50%	(n)	10.36%				05/2028	2,097	2,066	0.2	2,034
Triple Lift, Inc.#	One stop	SF +	5.50%	(n)	10.23%				05/2028	454	446	—	440
Triple Lift, Inc.	One stop	SF +	5.25%	(n)	9.59%				05/2028	27	26	—	25
										2,578	2,538	0.2	2,499
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.(8)(12)	One stop	L +	6.50%	(a)	11.35%	05/2025	$5,537	$5,495	0.4%	$5,537
3ES Innovation, Inc.(8)(12)	One stop	L +	6.50%	(a)	11.35%	05/2025	40	39	—	40
Envernus, Inc.~+	Senior secured	L +	4.50%	(a)	9.34%	07/2025	11,778	11,635	0.9	11,778
Envernus, Inc.~+	Senior secured	L +	4.25%	(a)	9.09%	07/2025	9,581	9,534	0.7	9,530
Envernus, Inc.	Senior secured	L +	4.50%	(a)	9.34%	09/2024	70	68	—	70
Envernus, Inc.	Senior secured	L +	4.25%	(a)	9.09%	09/2024	43	43	—	43
Project Power Buyer, LLC#~	One stop	SF +	7.00%	(m)	11.90%	05/2026	13,727	13,425	1.0	13,521
Project Power Buyer, LLC(5)	One stop	SF +	7.00%		N/A(6)	05/2025	—	(2)	—	(2)
							40,776	40,237	3.0	40,517
Paper & Forest Products
Messenger, LLC#~	One stop	SF +	5.75%	(l)	10.66%	12/2027	4,819	4,781	0.3	4,627
Messenger, LLC~	One stop	SF +	5.75%	(l)	10.59%	12/2027	1,466	1,455	0.1	1,408
Messenger, LLC#	One stop	SF +	5.75%	(l)	10.66%	12/2027	735	729	0.1	706
Messenger, LLC	One stop	P +	4.75%	(d)(l)	11.90%	12/2027	49	49	—	47
							7,069	7,014	0.5	6,788
Pharmaceuticals
ACP Ulysses Buyer, Inc.~^	One stop	SF +	5.50%	(m)	10.55%	02/2026	10,259	10,188	0.7	9,745
ACP Ulysses Buyer, Inc.#	One stop	SF +	5.50%	(m)	10.55%	02/2026	444	436	—	421
Amalthea Parent, Inc.#~^+(8)(12)	One stop	L +	5.00%	(a)	9.84%	03/2027	22,486	22,305	1.7	22,037
Amalthea Parent, Inc.(5)(8)(12)	One stop	SF +	5.00%		N/A(6)	03/2027	—	(2)	—	(5)
Amalthea Parent, Inc.(8)(12)	One stop	L +	5.00%	(a)	9.81%	03/2027	681	672	0.1	667
Amalthea Parent, Inc.(8)(12)	One stop	L +	5.00%	(a)	9.81%	03/2027	6,842	6,790	0.5	6,705
Caerus Midco 3 S.A.R.L.#(8)(13)	One stop	SF +	5.50%	(m)	10.40%	05/2029	12,768	12,544	0.9	12,367
Caerus Midco 3 S.A.R.L.#(8)(13)	One stop	SF +	5.75%	(l)	10.56%	05/2029	2,121	2,082	0.2	2,079
Caerus Midco 3 S.A.R.L.(8)(13)	One stop	SF +	5.75%	(l)	10.48%	05/2029	88	83	—	82
Caerus Midco 3 S.A.R.L.(5)(8)(13)	One stop	SF +	5.75%		N/A(6)	05/2029	—	(17)	—	(61)
Caerus Midco 3 S.A.R.L.(5)(8)(13)	One stop	SF +	5.75%		N/A(6)	05/2029	—	(3)	—	(6)
Cobalt Buyer Sub, Inc.^	One stop	SF +	5.25%	(l)	10.17%	10/2028	4,492	4,419	0.3	4,312
Cobalt Buyer Sub, Inc.	One stop	SF +	5.25%	(l)	10.17%	10/2028	1,369	1,345	0.1	1,309
Cobalt Buyer Sub, Inc.	One stop	SF +	5.25%	(l)	10.17%	10/2027	36	35	—	33
Spark Bidco Limited#(8)(9)(10)	Senior secured	SN +	4.75%	(j)	8.93%	08/2028	10,399	11,470	0.7	9,860
Spark Bidco Limited#(8)(9)(10)	Senior secured	SN +	6.00%	(j)	10.18%	08/2028	1,769	1,714	0.1	1,769
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	4.75%	(j)	8.93%	08/2028	1,260	1,157	0.1	1,195
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	4.75%	(j)	8.93%	08/2028	1,103	1,076	0.1	1,046
Spark Bidco Limited(5)(8)(9)(10)	Senior secured	SN +	4.75%		N/A(6)	02/2028	—	(2)	—	(4)
Spark Bidco Limited(5)(8)(9)(10)	Senior secured	SN +	6.00%		N/A(6)	08/2028	—	(19)	—	—
							76,117	76,273	5.5	73,551
Professional Services
bswift, LLC#	One stop	SF +	6.63%	(l)	11.34%	11/2028	2,674	2,596	0.2	2,593
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(m)(n)	9.87%	10/2027	1,775	1,751	0.1	1,642
Citrin Cooperman Advisors LLC(5)	One stop	SF +	6.25%		N/A(6)	10/2027	—	(5)	—	(5)
Citrin Cooperman Advisors LLC	One stop	SF +	6.25%	(m)	11.08%	10/2027	1,212	1,176	0.1	1,175
DISA Holdings Corp.#	Senior secured	SF +	5.50%	(l)	10.16%	09/2028	1,828	1,794	0.2	1,828
DISA Holdings Corp.	Senior secured	SF +	5.50%	(l)	10.16%	09/2028	109	106	—	109
DISA Holdings Corp.	One stop	SF +	5.50%	(l)	10.16%	09/2028	70	66	—	70
DISA Holdings Corp.	Subordinated debt	SF +	10.00%	(l)	14.73%	03/2029	50	49	—	50
DISA Holdings Corp.(5)	Senior secured	SF +	5.50%		N/A(6)	09/2028	—	(1)	—	—
Eliassen Group, LLC#	One stop	SF +	5.50%	(m)	10.40%	04/2028	744	738	0.1	744
Eliassen Group, LLC	One stop	SF +	5.50%	(m)	10.69%	04/2028	66	64	—	66
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Filevine, Inc.#(22)	One stop	SF +	6.50%	(m)(n)	8.24%	cash/	2.50%	PIK	04/2027	$2,601	$2,566	0.2%	$2,619
Filevine, Inc.	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC^	One stop	L +	6.00%	(a)(b)	10.86%				09/2028	2,762	2,716	0.2	2,762
IG Investments Holdings, LLC(5)	One stop	L +	6.00%		N/A(6)				09/2027	—	(1)	—	—
IG Investments Holdings, LLC^	One stop	L +	6.00%	(b)	10.83%				09/2028	238	238	—	238
NBG Acquisition Corp. and NBG-P Acquisition Corp.#~^+	One stop	L +	5.25%	(b)	10.08%				11/2028	26,993	26,833	2.0	26,183
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%	(b)(m)	10.26%				11/2028	137	136	—	130
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	SF +	5.25%		N/A(6)				11/2028	—	(47)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	SF +	5.25%		N/A(6)				11/2028	—	(11)	—	—
Net Health Acquisition Corp.#	One stop	L +	5.75%	(a)	10.59%				12/2025	1,443	1,435	0.1	1,429
Net Health Acquisition Corp.~	One stop	L +	5.75%	(a)	10.59%				12/2025	844	838	0.1	836
Net Health Acquisition Corp.~	One stop	L +	5.75%	(a)	10.59%				12/2025	726	721	0.1	719
Net Health Acquisition Corp.~	One stop	L +	5.75%	(a)	10.59%				12/2025	456	453	—	452
Net Health Acquisition Corp.~	One stop	L +	5.75%	(a)	10.59%				12/2025	108	107	—	107
Net Health Acquisition Corp.	One stop	L +	5.75%	(a)	10.59%				12/2025	23	22	—	21
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	11.36%				04/2025	2,818	2,803	0.2	2,790
PlanSource Holdings, Inc.	One stop	L +	6.25%	(c)	11.36%				04/2025	556	554	—	551
PlanSource Holdings, Inc.#	One stop	L +	6.25%	(c)	11.36%				04/2025	484	482	—	479
PlanSource Holdings, Inc.(5)	One stop	L +	6.25%		N/A(6)				04/2025	—	—	—	(1)
Procure Acquireco, Inc.~^	One stop	L +	5.00%	(a)	9.84%				12/2028	7,764	7,699	0.6	7,764
Procure Acquireco, Inc.(5)	One stop	L +	5.00%		N/A(6)				12/2028	—	(1)	—	—
Procure Acquireco, Inc.(5)	One stop	L +	5.00%		N/A(6)				12/2028	—	(37)	—	—
										56,481	55,840	4.2	55,351

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
Inhabit IQ Inc.#^	One stop	L +	5.75%	(b)	10.70%	07/2025	$16,519	$16,421	1.2%	$16,519
Inhabit IQ Inc.+	One stop	L +	5.75%	(b)	10.70%	07/2025	9,392	9,335	0.7	9,392
Inhabit IQ Inc.~	One stop	L +	5.75%	(b)	10.70%	07/2025	2,708	2,699	0.2	2,708
Inhabit IQ Inc.~	One stop	L +	5.75%	(b)	10.70%	07/2025	2,530	2,516	0.2	2,530
Inhabit IQ Inc.~	One stop	L +	5.75%	(b)	10.70%	07/2025	1,094	1,090	0.1	1,094
Inhabit IQ Inc.#	One stop	L +	5.75%	(b)	10.70%	07/2025	892	889	0.1	892
Inhabit IQ Inc.#	One stop	L +	5.75%	(b)	10.70%	07/2025	690	686	0.1	690
Inhabit IQ Inc.#	One stop	L +	5.75%	(b)	10.70%	07/2025	385	383	—	385
Inhabit IQ Inc.#	One stop	L +	5.75%	(b)	10.70%	07/2025	327	326	—	327
Inhabit IQ Inc.#	One stop	L +	5.75%	(b)	10.70%	07/2025	326	325	—	326
Inhabit IQ Inc.#	One stop	L +	5.75%	(b)	10.70%	07/2025	257	256	—	257
Inhabit IQ Inc.#	One stop	L +	5.75%	(b)	10.70%	07/2025	136	135	—	136
Inhabit IQ Inc.	One stop	L +	5.75%	(b)	10.63%	07/2025	100	100	—	100
MRI Software LLC~+	One stop	L +	5.50%	(b)	10.66%	02/2026	15,083	15,024	1.1	14,782
MRI Software LLC~^+	One stop	L +	5.50%	(b)	10.66%	02/2026	7,006	6,961	0.5	6,866
MRI Software LLC(5)	One stop	L +	5.50%		N/A(6)	02/2026	—	(1)	—	(5)
MRI Software LLC(5)	One stop	L +	5.50%		N/A(6)	02/2026	—	(2)	—	(19)
RPL Bidco Limited(8)(9)(10)	One stop	SN +	5.75%	(j)	9.93%	08/2028	7,746	8,613	0.6	7,320
RPL Bidco Limited#(8)(9)(10)	One stop	A +	5.75%	(g)	9.18%	08/2028	862	939	0.1	814
RPL Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	02/2028	—	—	—	(3)
RPL Bidco Limited#(8)(9)(10)	One stop	A +	6.75%	(g)	10.35%	08/2028	3,549	3,507	0.3	3,496
							69,602	70,202	5.2	68,607
Road & Rail
Channelside Acquisitona Co, Inc.#	One stop	L +	5.25%	(a)	10.09%	07/2028	1,279	1,258	0.1	1,227
Channelside Acquisitona Co, Inc.(5)	One stop	SF +	6.75%		N/A(6)	07/2026	—	(1)	—	(1)
Channelside Acquisitona Co, Inc.(5)	One stop	L +	5.25%		N/A(6)	07/2028	—	(4)	—	(16)
Internet Truckstop Group LLC~	One stop	L +	5.00%	(b)	10.16%	04/2025	7,514	7,411	0.6	7,439
Internet Truckstop Group LLC^	One stop	L +	5.00%	(b)	10.16%	04/2025	3,305	3,279	0.2	3,272
Internet Truckstop Group LLC(5)	One stop	L +	5.00%		N/A(6)	04/2025	—	(1)	—	(1)
							12,098	11,942	0.9	11,920

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.#	One stop	SF +	6.50%	(l)	11.31%				06/2029	$14,840	$14,708	1.1%	$14,692
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1)	—	(1)
Appfire Technologies, LLC~+	One stop	SF +	5.50%	(l)(m)	10.68%				03/2027	15,314	15,162	1.1	15,008
Appfire Technologies, LLC	One stop	SF +	5.50%	(m)	10.33%				03/2027	13	11	—	9
Appfire Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)				03/2027	—	(17)	—	(45)
Apptio, Inc.+	One stop	L +	5.00%	(b)	9.81%				01/2025	12,605	12,530	1.0	12,605
Apptio, Inc.	One stop	L +	5.00%	(b)	9.81%				01/2025	87	86	—	87
Aras Corporation+(22)	One stop	L +	7.00%	(b)	8.07%	cash/	3.75%	PIK	04/2027	5,661	5,625	0.4	5,548
Aras Corporation	One stop	L +	6.50%	(b)(c)	11.48%				04/2027	61	60	—	59
Armstrong Bidco Limited#(8)(9)(10)	One stop	SN +	5.50%	(j)	9.68%				06/2029	1,829	1,768	0.1	1,726
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.50%	(j)	9.68%				06/2029	740	682	0.1	687
Auvik Networks Inc.+(8)(12)(22)	One stop	SF +	5.75%	(m)	7.83%	cash/	2.75%	PIK	07/2027	3,069	3,048	0.2	2,985
Auvik Networks Inc.#(8)(12)(22)	One stop	SF +	6.25%	(m)	7.83%	cash/	3.25%	PIK	07/2027	555	550	—	549
Auvik Networks Inc.(5)(8)(12)	One stop	SF +	3.00%		N/A(6)				07/2027	—	(1)	—	(2)
Axiom Merger Sub Inc.	One stop	L +	5.25%	(b)(c)	9.71%				04/2026	1,124	1,113	0.1	1,124
Axiom Merger Sub Inc.#	One stop	L +	5.25%	(c)	9.70%				04/2026	967	960	0.1	967
Axiom Merger Sub Inc.(8)(9)	One stop	E +	5.50%	(e)(f)	7.58%				04/2026	450	464	—	450
Axiom Merger Sub Inc.	One stop	L +	5.25%	(c)	10.25%				04/2026	53	51	—	53
Axiom Merger Sub Inc.	One stop	L +	5.25%	(b)	10.19%				10/2025	30	30	—	30
Azul Systems, Inc.~	Senior secured	SF +	4.50%	(m)	9.55%				04/2027	9,492	9,437	0.7	9,492
Azul Systems, Inc.	Senior secured	SF +	4.50%		N/A(6)				04/2026	—	—	—	—
Bayshore Intermediate #2, L.P.+(22)	One stop	L +	7.75%	(a)	12.46%				10/2028	29,373	28,924	2.2	29,080
Bayshore Intermediate #2, L.P.	One stop	L +	6.75%	(a)	11.42%				10/2027	33	31	—	32
Bonterra LLC#+	One stop	L +	6.00%	(b)	11.16%				09/2027	26,824	26,533	2.0	26,288
Bonterra LLC	One stop	L +	6.00%	(b)	11.09%				09/2027	197	195	—	193
Bonterra LLC(5)	One stop	L +	6.00%		N/A(6)				09/2027	—	(66)	—	(101)
Bottomline Technologies, Inc.#	One stop	SF +	5.50%	(l)	10.26%				05/2029	13,668	13,430	1.0	13,258
Bottomline Technologies, Inc.(5)	One stop	SF +	5.50%		N/A(6)				05/2028	—	(4)	—	(5)
Bullhorn, Inc.~^	One stop	L +	5.75%	(b)	10.91%				09/2026	13,204	13,070	1.0	13,072
Bullhorn, Inc.#~	One stop	L +	5.75%	(b)	10.91%				09/2026	3,222	3,203	0.2	3,191
Bullhorn, Inc.(8)(9)	One stop	SN +	6.00%	(j)	10.18%				09/2026	2,361	2,334	0.2	2,338
Bullhorn, Inc.^	One stop	L +	5.75%	(b)	10.91%				09/2026	1,448	1,434	0.1	1,433
Bullhorn, Inc.#(8)(9)	One stop	E +	5.75%	(e)	8.74%				09/2026	938	937	0.1	929
Bullhorn, Inc.#	One stop	L +	5.75%	(b)	10.91%				09/2026	649	643	0.1	642
Bullhorn, Inc.#	One stop	L +	5.75%	(b)	10.91%				09/2026	517	512	—	512
Bullhorn, Inc.(5)	One stop	L +	5.75%		N/A(6)				09/2026	—	(3)	—	(3)
Burning Glass Intermediate Holdings Company, Inc.#	One stop	L +	5.00%	(a)	9.84%				06/2028	3,786	3,730	0.3	3,786
Burning Glass Intermediate Holdings Company, Inc.	One stop	L +	5.00%	(a)	9.83%				06/2026	35	34	—	35
Bynder BidCo, Inc.& Bynder BidCo B.V.#(8)(14)	One stop	SF +	7.25%	(n)	12.05%				01/2029	2,895	2,811	0.2	2,852
Bynder BidCo, Inc.& Bynder BidCo B.V.#(8)(14)	One stop	SF +	7.25%	(n)	12.05%				01/2029	766	743	0.1	754
Bynder BidCo, Inc.& Bynder BidCo B.V.(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	(1)
Calabrio, Inc.#+	One stop	L +	7.00%	(b)	12.16%				04/2027	21,174	20,960	1.6	21,174
Calabrio, Inc.	One stop	L +	7.00%	(b)	11.95%				04/2027	135	132	—	135
Community Brands Parentco LLC#	One stop	SF +	5.75%	(l)	10.66%				02/2028	2,555	2,513	0.2	2,504
Community Brands Parentco LLC(5)	One stop	SF +	5.75%		N/A(6)				02/2028	—	(1)	—	(1)
Community Brands Parentco LLC(5)	One stop	SF +	5.75%		N/A(6)				02/2028	—	(3)	—	(7)
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Coupa Holdings, LLC#	One stop	SF +	7.50%	(l)	12.29%				02/2030	$9,134	$8,909	0.7%	$8,906
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	(1)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(10)	—	(10)
Daxko Acquisition Corporation~+	One stop	L +	5.50%	(a)	10.34%				10/2028	12,496	12,396	0.9	11,996
Daxko Acquisition Corporation^	One stop	L +	5.50%	(a)	10.34%				10/2028	1,054	1,041	0.1	1,012
Daxko Acquisition Corporation	One stop	P +	4.50%	(d)	12.50%				10/2027	18	17	—	12
Daxko Acquisition Corporation(5)	One stop	L +	5.50%		N/A(6)				10/2028	—	(4)	—	—
Diligent Corporation~^+	One stop	L +	6.25%	(a)	11.09%				08/2025	27,351	27,211	2.1	27,077
Diligent Corporation+	One stop	L +	5.75%	(a)	10.59%				08/2025	2,323	2,310	0.2	2,276
Diligent Corporation#	One stop	L +	6.25%	(a)	11.09%				08/2025	678	670	0.1	671
Diligent Corporation#	One stop	L +	6.25%	(a)	11.09%				08/2025	427	404	—	423
Diligent Corporation	One stop	L +	6.25%	(a)	11.08%				08/2025	261	260	—	253
Dragon UK Bidco Limited#(8)(9)(10)	One stop	SN +	6.00%	(j)	10.18%				02/2029	6,953	7,341	0.5	6,605
Dragon UK Bidco Limited(8)(9)(10)	One stop	C +	6.00%	(i)	11.03%				02/2029	4,213	4,363	0.3	4,002
Dragon UK Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				02/2029	—	—	—	(82)
FirstUp, Inc.+(22)	One stop	L +	6.75%	(b)	8.41%	cash/	3.50%	PIK	07/2027	3,373	3,350	0.3	3,272
FirstUp, Inc.(22)	One stop	L +	6.75%	(b)	8.33%	cash/	3.50%	PIK	07/2027	76	75	—	72
Gainsight, Inc.+(22)	One stop	L +	6.75%	(b)	11.58%	PIK			07/2027	4,532	4,481	0.3	4,487
Gainsight, Inc.(5)	One stop	L +	6.00%		N/A(6)				07/2027	—	(1)	—	(1)
GS Acquisitionco, Inc.#~^+	One stop	SF +	5.75%	(m)	10.80%				05/2026	39,799	39,659	3.0	39,401
GS Acquisitionco, Inc.(5)	One stop	SF +	5.75%		N/A(6)				05/2026	—	(1)	—	(2)
GTY Technology Holdings, Inc.#(22)	One stop	SF +	6.88%	(m)	7.48%	cash/	4.30%	PIK	07/2029	1,609	1,581	0.1	1,593
GTY Technology Holdings, Inc.#(22)	One stop	SF +	6.88%	(m)	7.31%	cash/	4.30%	PIK	07/2029	1,051	1,030	0.1	1,040
GTY Technology Holdings, Inc.(22)	One stop	SF +	6.88%	(m)	7.48%	cash/	4.30%	PIK	07/2029	193	191	—	191
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(2)	—	(1)
ICIMS, Inc.#(22)	One stop	SF +	7.25%	(m)	8.18%	cash/	3.88%	PIK	08/2028	3,863	3,804	0.3	3,786
ICIMS, Inc.(5)	One stop	SF +	6.75%		N/A(6)				08/2028	—	(3)	—	(3)
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(20)
IQN Holding Corp. ^	One stop	SF +	5.25%	(n)	10.38%				05/2029	7,833	7,751	0.6	7,677
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(23)	—	(66)
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(1)	—	(2)
Island Bidco AB#(8)(9)(17)(22)	One stop	E +	7.25%	(f)	2.75%	cash/	7.25%	PIK	07/2028	3,206	3,058	0.2	3,206
Island Bidco AB#(8)(17)(22)	One stop	SF +	7.00%	(n)	8.29%	cash/	3.50%	PIK	07/2028	1,548	1,535	0.1	1,548
Island Bidco AB(8)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2028	—	(1)	—	—
Juvare, LLC~	One stop	L +	6.25%	(b)	11.20%				10/2026	3,012	2,989	0.2	2,951
Juvare, LLC^	One stop	L +	6.25%	(b)	11.20%				10/2026	695	690	0.1	681
Juvare, LLC	One stop	L +	6.25%	(b)	11.20%				10/2026	221	213	—	203
Juvare, LLC	One stop	L +	6.25%	(b)(d)	11.41%				04/2026	50	50	—	49
Kaseya Inc.#+	One stop	SF +	5.75%	(m)	10.65%				06/2029	13,893	13,708	1.0	13,615
Kaseya Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(4)	—	(5)
Kaseya Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(7)	—	(17)
Mindbody, Inc.+	One stop	L +	7.00%	(a)	11.83%				02/2025	12,066	12,029	0.9	12,066
Mindbody, Inc.+	One stop	L +	7.00%	(a)	11.83%				02/2025	1,358	1,351	0.1	1,358
Mindbody, Inc.	One stop	L +	7.00%		N/A(6)				02/2025	—	—	—	—
Ministry Brands Holdings LLC#	One stop	SF +	5.50%	(m)	10.55%				12/2028	9,678	9,598	0.7	9,291
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(a)(l)	10.30%				12/2027	45	44	—	39
Ministry Brands Holdings LLC	One stop	L +	5.50%	(a)	10.21%				12/2028	1,122	1,049	0.1	767
Naviga Inc.	Senior secured	SF +	7.00%	(m)	12.00%				12/2023	53	53	—	53
Neo Bidco GMBH#(8)(9)(13)(22)	One stop	E +	6.50%	(e)	5.68%	cash/	3.00%	PIK	07/2028	2,788	3,004	0.2	2,732
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Neo Bidco GMBH(8)(13)	One stop	L +	6.00%	(b)	11.14%				01/2028	$20	$20	—%	$19
Neo Bidco GMBH(8)(9)(13)	One stop	E +	6.00%		N/A(6)				01/2028	—	—	—	—
PDI TA Holdings, Inc.~+	One stop	L +	4.50%	(b)	9.30%				10/2024	3,315	3,301	0.3	3,315
PDI TA Holdings, Inc.#	Second lien	L +	8.50%	(b)	13.41%				10/2025	1,356	1,346	0.1	1,356
PDI TA Holdings, Inc.	One stop	L +	4.50%	(b)	9.31%				10/2024	441	440	—	441
PDI TA Holdings, Inc.(8)(9)	One stop	SN +	4.50%	(j)	8.80%				10/2024	432	473	—	$432
PDI TA Holdings, Inc.#	Second lien	L +	8.50%	(b)	13.41%				10/2025	274	272	—	274
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	9.30%				10/2024	272	270	—	272
PDI TA Holdings, Inc.	One stop	L +	4.50%	(b)	9.26%				10/2024	756	749	0.1	756
PDI TA Holdings, Inc.	Second lien	L +	8.50%	(b)	13.41%				10/2025	149	149	—	149
Personify, Inc.~	One stop	SF +	5.25%	(m)	10.15%				09/2024	3,068	3,060	0.2	3,068
Personify, Inc.^	One stop	SF +	5.25%	(m)	10.15%				09/2024	1,849	1,842	0.1	1,849
Personify, Inc.	One stop	SF +	5.25%		N/A(6)				09/2024	—	—	—	—
PING Identity Holding Corp.#	One stop	SF +	7.00%	(l)	11.76%				10/2029	5,192	5,119	0.4	5,140
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	(1)
Pluralsight, LLC+	One stop	L +	8.00%	(b)	12.78%				03/2027	9,346	9,271	0.7	9,253
Pluralsight, LLC	One stop	L +	8.00%	(b)	12.78%				03/2027	50	49	—	49
ProcessUnity Holdings, LLC+	One stop	L +	6.00%	(b)	11.16%				09/2028	1,793	1,779	0.1	1,757
ProcessUnity Holdings, LLC	One stop	L +	6.00%	(b)	10.79%				09/2028	90	87	—	82
ProcessUnity Holdings, LLC	One stop	L +	6.00%	(a)	10.85%				09/2028	41	40	—	39
Pyramid Healthcare Acquisition Corp.^	One stop	L +	4.75%	(a)(b)	9.58%				05/2027	7,209	7,160	0.5	7,209
Pyramid Healthcare Acquisition Corp.	One stop	L +	4.75%	(a)(b)	9.61%				05/2027	313	301	—	313
Pyramid Healthcare Acquisition Corp.#	One stop	L +	4.75%	(b)	9.73%				05/2027	342	340	—	342
Pyramid Healthcare Acquisition Corp.#	One stop	L +	4.75%	(a)	9.59%				05/2027	212	210	—	212
Pyramid Healthcare Acquisition Corp.#	One stop	L +	4.75%	(b)	9.58%				05/2027	70	70	—	70
Pyramid Healthcare Acquisition Corp.#	One stop	L +	4.75%	(b)	9.58%				05/2027	62	62	—	62
Pyramid Healthcare Acquisition Corp.#	One stop	L +	4.75%	(a)	9.59%				05/2027	58	58	—	58
Pyramid Healthcare Acquisition Corp.#	One stop	L +	4.75%	(b)	9.70%				05/2027	58	58	—	58
Pyramid Healthcare Acquisition Corp.#	One stop	L +	4.75%	(b)	9.58%				05/2027	23	23	—	23
Pyramid Healthcare Acquisition Corp.(5)	One stop	L +	4.75%		N/A(6)				05/2027	—	(1)	—	—
Pyramid Healthcare Acquisition Corp.#	One stop	L +	4.75%	(a)(b)	9.74%				05/2027	623	619	0.1	623
QAD, Inc.#	One stop	L +	6.00%	(a)	10.84%				11/2027	34,487	34,223	2.6	34,487
QAD, Inc.(5)	One stop	L +	6.00%		N/A(6)				11/2027	—	(4)	—	—
Quant Buyer, Inc.#	One stop	SF +	6.00%	(m)	10.40%				06/2029	1,485	1,472	0.1	1,429
Quant Buyer, Inc.#	One stop	SF +	6.00%	(m)	10.40%				06/2029	1,251	1,240	0.1	1,204
Quant Buyer, Inc.#	One stop	SF +	6.00%	(m)	10.40%				06/2029	1,044	1,035	0.1	1,005
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(6)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(43)	—	(44)
Rainforest Bidco Limited(8)(9)(10)(22)	One stop	SN +	6.13%	(j)	7.68%	cash/	2.63%	PIK	07/2029	11,121	10,475	0.8	11,010
Rainforest Bidco Limited(8)(10)(22)	One stop	SF +	6.13%	(m)	8.18%	cash/	2.63%	PIK	07/2029	2,130	2,104	0.2	2,109
Rainforest Bidco Limited(8)(9)(10)(22)	One stop	SN +	8.38%	(j)	9.93%	cash/	2.63%	PIK	07/2029	816	768	0.1	807
RegEd Aquireco, LLC#	Senior secured	L +	4.00%	(b)	8.83%				12/2024	1,186	1,183	0.1	1,115
RegEd Aquireco, LLC	Senior secured	L +	4.00%	(b)(d)	9.79%				12/2024	118	118	—	111
Riskonnect Parent, LLC#^	One stop	SF +	5.50%	(m)	10.55%				12/2028	36,182	35,887	2.7	35,459
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(3)	—	(7)
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(13)	—	(30)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L +	6.25%	(a)	11.09%				05/2027	1,760	1,748	0.1	1,742
Rodeo Buyer Company & Absorb Software Inc.	One stop	L +	6.25%	(a)	11.09%				05/2027	20	20	—	19
SailPoint Technologies Holdings, Inc.#	One stop	SF +	6.25%	(l)	10.99%				08/2029	4,827	4,739	0.4	4,731
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(3)	—	(3)
Sapphire Bidco Oy(8)(9)(16)	One stop	E +	6.00%	(e)	8.28%				04/2029	16,248	14,838	1.2	16,086
Sonatype, Inc.#	One stop	SF +	6.75%	(m)	11.59%				12/2025	15,238	15,159	1.1	15,238
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Sonatype, Inc.+	One stop	SF +	6.75%	(m)	11.59%				12/2025	$12,912	$12,854	1.0%	$12,912
Sonatype, Inc.(5)	One stop	SF +	6.75%		N/A(6)				12/2025	—	(1)	—	—
Spartan Buyer Acquisition Co.#+(22)	One stop	SF +	8.50%	(l)	11.31%	cash/	2.00%	PIK	12/2026	12,623	12,469	0.9	12,243
Spartan Buyer Acquisition Co.#(22)	One stop	SF +	8.50%	(l)	11.31%	cash/	2.00%	PIK	12/2026	808	794	0.1	784
Spartan Buyer Acquisition Co.(5)(22)	One stop	P +	7.50%	(d)	13.50%	cash/	2.00%	PIK	12/2026	1	(1)	—	(1)
Tahoe Bidco B.V. +	One stop	L +	6.00%	(a)	10.71%				09/2028	5,122	5,082	0.4	5,122
Tahoe Bidco B.V. (5)	One stop	L +	6.00%		N/A(6)				10/2027	—	(1)	—	—
Telesoft Holdings LLC~^+	One stop	L +	5.75%	(a)(c)	10.62%				12/2025	20,636	20,422	1.5	20,459
Telesoft Holdings LLC#	One stop	L +	6.25%	(c)	11.18%				08/2028	1,389	1,374	0.1	1,376
Telesoft Holdings LLC	One stop	L +	5.75%	(a)	10.59%				12/2025	23	20	—	21
Templafy APS and Templafy, LLC#(8)(18)	One stop	SF +	6.50%	(n)	11.57%				07/2028	1,629	1,589	0.1	1,629
Templafy APS and Templafy, LLC(8)(18)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(8)(18)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(8)	—	—
TI Intermediate Holdings, LLC~	Senior secured	L +	4.25%	(c)	9.18%				12/2024	799	796	0.1	796
TI Intermediate Holdings, LLC#	Senior secured	L +	4.25%	(c)	9.18%				12/2024	215	212	—	214
TI Intermediate Holdings, LLC	Senior secured	L +	4.25%	(c)	9.18%				12/2024	101	100	—	101
TI Intermediate Holdings, LLC	Senior secured	L +	4.50%	(c)	9.47%				12/2024	119	118	—	119
TI Intermediate Holdings, LLC#	Senior secured	L +	4.50%	(c)	9.43%				12/2024	37	37	—	37
TI Intermediate Holdings, LLC	Senior secured	L +	4.25%		N/A(6)				12/2024	—	—	—	—
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	11.40%				03/2025	1,910	1,898	0.1	1,910
Togetherwork Holdings, LLC^	One stop	L +	6.25%	(c)	11.40%				03/2025	1,264	1,258	0.1	1,264
Togetherwork Holdings, LLC#	One stop	L +	6.25%	(c)	11.40%				03/2025	848	843	0.1	848
Togetherwork Holdings, LLC#	One stop	L +	6.25%	(c)	11.40%				03/2025	741	737	0.1	741
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	11.40%				03/2025	488	485	—	488
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	11.40%				03/2025	466	463	—	466
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	11.40%				03/2025	462	459	—	462
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	11.40%				03/2025	430	427	—	430
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	11.40%				03/2025	394	392	—	394
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	11.40%				03/2025	296	294	—	296
Togetherwork Holdings, LLC#	One stop	L +	6.25%	(c)	11.40%				03/2025	207	205	—	207
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	11.40%				03/2025	197	196	—	197
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	11.40%				03/2025	178	177	—	178
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	11.40%				03/2025	83	83	—	83
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	11.40%				03/2025	80	80	—	80
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	11.40%				03/2025	17	17	—	17
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	11.40%				03/2025	16	16	—	16
Togetherwork Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				03/2025	—	(2)	—	—
Trintech, Inc.~	One stop	L +	6.00%	(a)	10.85%				12/2024	2,048	2,043	0.2	2,028
Trintech, Inc.~	One stop	L +	6.00%	(a)	10.85%				12/2024	1,019	1,016	0.1	1,008
Trintech, Inc.	One stop	L +	6.00%	(a)	10.85%				12/2024	50	50	—	49
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)(22)	One stop	N/A			4.50%	cash/	6.07%	PIK	05/2024	2,071	2,187	0.1	1,864
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)(22)	One stop	N/A			4.50%	cash/	6.07%	PIK	05/2024	69	73	—	62
Vendavo, Inc.^	One stop	L +	5.75%	(b)	10.90%				09/2027	8,288	8,236	0.6	7,957
Vendavo, Inc.	One stop	P +	4.75%	(d)	12.75%				09/2027	40	39	—	34
WebPT, Inc.	One stop	L +	6.75%	(b)	11.74%				01/2028	305	302	—	302
Workforce Software, LLC+(22)	One stop	L +	7.25%	(c)	9.46%	cash/	3.00%	PIK	07/2025	11,523	11,413	0.9	11,293
Workforce Software, LLC+(22)	One stop	L +	7.25%	(b)(c)	9.46%	cash/	3.00%	PIK	07/2025	2,042	2,042	0.2	2,001
Workforce Software, LLC#(22)	One stop	L +	7.25%	(c)	9.46%	cash/	3.00%	PIK	07/2025	1,446	1,428	0.1	1,418
Workforce Software, LLC#(22)	One stop	L +	7.25%	(c)	9.46%	cash/	3.00%	PIK	07/2025	1,405	1,388	0.1	1,377
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Workforce Software, LLC(5)	One stop	SF +	6.50%		N/A(6)				07/2025	$—	$(1)	—%	$(2)
Zendesk, Inc.#(22)	One stop	SF +	7.00%	(m)	8.38%	cash/	3.50%	PIK	11/2028	7,960	7,810	0.6	7,960
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(19)	—	—
										635,726	628,512	47.1	626,136
Specialty Retail
Ave Holdings III, Corp^	One stop	SF +	5.50%	(m)	10.55%				02/2028	4,334	4,299	0.3	4,204
Ave Holdings III, Corp#	One stop	SF +	5.50%	(m)	10.55%				02/2028	1,661	1,634	0.1	1,611
Ave Holdings III, Corp(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(2)	—	(4)
Ave Holdings III, Corp(5)	One stop	SF +	5.50%	(m)	10.55%				02/2028	327	183	—	(53)
Consilio Midco Limited#(8)(9)(10)	One stop	E +	6.25%	(e)	9.24%				05/2028	28,568	29,404	2.1	28,283
Consilio Midco Limited^(8)(10)	One stop	SF +	5.75%	(m)	10.80%				05/2028	5,901	5,850	0.5	5,842
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(m)	10.80%				05/2028	4,449	4,383	0.3	4,404
Consilio Midco Limited~(8)(10)	One stop	SF +	5.75%	(m)	10.80%				05/2028	832	820	0.1	824
Consilio Midco Limited~(8)(10)	One stop	SF +	5.75%	(m)	10.80%				05/2028	553	548	—	548
Consilio Midco Limited~(8)(10)	One stop	SF +	5.75%	(m)	10.80%				05/2028	283	277	—	280
Consilio Midco Limited(5)(8)(9)(10)	One stop	E +	6.25%		N/A(6)				05/2028	—	(10)	—	(8)
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(e)	9.07%				05/2028	8	7	—	8
Consilio Midco Limited(5)(8)(10)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(1)	—	(1)
Consilio Midco Limited(8)(10)	One stop	SF +	5.75%	(m)	10.72%				05/2028	28	28	—	28
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(e)	9.24%				05/2028	429	413	—	424
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	1,460	1,452	0.1	1,387
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	645	648	0.1	613
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	594	587	—	565
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	6,700	6,673	0.5	6,367
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	185	181	—	176
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	13,946	13,859	1.0	13,251
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	149	148	—	141
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	4,410	4,381	0.3	4,190
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	51	51	—	48
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	2,204	2,189	0.2	2,094
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	2,302	2,290	0.2	2,188
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	1,091	1,083	0.1	1,036
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(m)	5.83%	cash/	7.75%	PIK	05/2024	1,290	1,282	0.1	1,226
Imperial Optical Midco Inc.(22)	One stop	SF +	13.00%	(m)	7.37%	cash/	10.50%	PIK	05/2024	601	559	0.1	561
PPV Intermediate Holdings, LLC(22)	One stop	N/A			13.00%				08/2030	113	112	—	106
PPV Intermediate Holdings, LLC(22)	One stop	N/A			13.00%				08/2030	21	21	—	20
PPV Intermediate Holdings, LLC#~	One stop	SF +	5.75%	(l)(m)(n)	10.93%				08/2029	4,421	4,349	0.3	4,333
PPV Intermediate Holdings, LLC(22)	One stop	N/A			13.00%				08/2030	490	479	—	460
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(7)	—	(8)
PPV Intermediate Holdings, LLC(5)(22)	One stop	N/A			13.00%				08/2030	1	(1)	—	(1)
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(11)	—	(4)
Salon Lofts Group, LLC#	One stop	SF +	5.75%	(m)	10.65%				08/2028	1,779	1,763	0.1	1,779
Salon Lofts Group, LLC	One stop	SF +	5.75%	(n)	10.88%				08/2028	29	29	—	29
Salon Lofts Group, LLC	One stop	SF +	5.75%	(l)	10.54%				08/2028	25	23	—	25
Salon Lofts Group, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(7)	—	—
Salon Lofts Group, LLC	One stop	SF +	5.75%	(m)	10.42%				08/2028	116	115	—	116
SureWerx Purchaser III, Inc.#(8)(12)	One stop	SF +	6.75%	(m)	11.65%				12/2029	8,254	8,055	0.6	8,171
SureWerx Purchaser III, Inc.(5)(8)(12)	One stop	SF +	6.75%		N/A(6)				12/2028	—	(1)	—	—
SureWerx Purchaser III, Inc.(5)(8)(12)	One stop	SF +	6.75%		N/A(6)				12/2029	—	(25)	—	(17)
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Titan Fitness, LLC#(22)	One stop	L +	6.75%	(a)(b)(c)	9.56%	cash/	2.00%	PIK	02/2025	$6,798	$6,768	0.5%	$6,255
Titan Fitness, LLC(22)	One stop	L +	6.75%	(c)	8.94%	cash/	2.00%	PIK	02/2025	802	798	0.1	738
Titan Fitness, LLC(22)	One stop	L +	6.75%	(b)(c)	8.94%	cash/	2.00%	PIK	02/2025	247	246	—	227
Vermont Aus Pty Ltd(8)(11)	One stop	SF +	5.50%	(m)	10.55%				03/2028	1,893	1,870	0.2	1,893
Vermont Aus Pty Ltd(8)(9)(11)	One stop	A +	5.75%	(g)	9.52%				03/2028	1,726	1,903	0.1	1,726
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	5.50%	(m)	10.66%				04/2028	4,032	3,981	0.3	3,951
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(l)(m)	10.59%				04/2028	1,542	1,479	0.1	1,441
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop	P +	4.50%	(d)	12.50%				04/2028	1	—	—	(1)
										115,291	115,155	8.4	111,472
Textiles, Apparel and Luxury Goods
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L +	6.00%	(c)	11.01%				03/2028	393	389	0.1	366
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L +	6.00%	(c)	11.01%				03/2028	196	194	—	182
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L +	6.00%	(c)	11.01%				03/2028	172	170	—	160
Dollfus Mieg Company, Inc.(5)(8)(9)(10)	One stop	E +	6.00%		N/A(6)				03/2028	—	(7)	—	—
QF Holdings, Inc.	One stop	SF +	6.25%	(l)	11.16%				12/2027	305	302	—	305
										1,066	1,048	0.1	1,013
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.^	One stop	SF +	6.25%	(m)	11.16%				06/2028	6,320	6,229	0.5	6,068
Marcone Yellowstone Buyer Inc.#^	One stop	SF +	6.25%	(m)	11.29%				06/2028	5,973	5,875	0.4	5,734
Marcone Yellowstone Buyer Inc.#	One stop	SF +	6.50%	(m)	11.54%				06/2028	2,141	2,081	0.2	2,077
Marcone Yellowstone Buyer Inc.	One stop	SF +	6.25%	(m)	11.28%				06/2028	2,132	2,102	0.1	2,047
Marcone Yellowstone Buyer Inc.#	One stop	SF +	6.25%	(m)	11.29%				06/2028	1,363	1,343	0.1	1,309
Marcone Yellowstone Buyer Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(21)	—	(22)
										17,929	17,609	1.3	17,213
Water Utilities
S.J. Electro Systems, LLC^	Senior secured	L +	4.50%	(b)	9.45%				06/2027	2,143	2,128	0.2	1,982
S.J. Electro Systems, LLC#	Senior secured	L +	4.50%	(b)	9.45%				06/2027	1,123	1,120	0.1	1,039
S.J. Electro Systems, LLC	Senior secured	L +	4.50%	(b)	9.45%				06/2027	200	199	—	185
S.J. Electro Systems, LLC(5)	Senior secured	SF +	4.50%		N/A(6)				06/2027	—	(23)	—	—
Vessco Midco Holdings, LLC	Senior secured	L +	4.50%	(c)	9.62%				11/2026	373	362	—	351
Vessco Midco Holdings, LLC#	Senior secured	L +	4.50%	(a)	9.34%				11/2026	88	87	—	86
Vessco Midco Holdings, LLC	Senior secured	P +	3.50%	(c)(d)	10.88%				10/2026	6	6	—	6
										3,933	3,879	0.3	3,649
Total debt investments										$2,402,737	$2,387,348	176.4%	$2,344,149

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(19)(20)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	27	$266	—%	$265

Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A		N/A	—	320	—	172
Go Car Wash Parent, Corp.(21)	Preferred Stock	N/A	13.00%	Non-Cash	N/A	—	4,108	0.3	4,206
Go Car Wash Parent, Corp.	Common Stock	N/A	N/A		N/A	—	847	0.1	1,042
MOP GM Holding, LLC	LP units	N/A	N/A		N/A	—	134	—	169
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	—	32	—	36
POY Holdings, LLC	LLC units	N/A	N/A		N/A	305	305	0.1	634
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A		N/A	—	93	—	192
							5,839	0.5	6,451
Biotechnology
Cobepa BlueSky Aggregator, SCSp	LP Interest	N/A	N/A		N/A	42	422	—	289

Building Products
BECO Holding Company, Inc.(21)	Preferred Stock	N/A	11.75%	Non-Cash	N/A	122	12,640	1.0	13,457
BECO Holding Company, Inc.	LP Interest	N/A	N/A		N/A	8	821	0.1	795
							13,461	1.1	14,252
Chemicals
Inhance Technologies Holdings LLC	Preferred Stock	N/A	N/A		N/A	10	9,689	0.8	10,737
Inhance Technologies Holdings LLC	LLC units	N/A	N/A		N/A	—	34	—	155
							9,723	0.8	10,892
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP Interest	N/A	N/A		N/A	233	233	—	273
EGD Security Systems, LLC	Common Stock	N/A	N/A		N/A	3,035	2,740	0.4	4,865
North Haven Stack Buyer, LLC	LLC units	N/A	N/A		N/A	156	157	—	202
PT Intermediate Holdings III, LLC	LLC units	N/A	N/A		N/A	8	778	0.1	871
Radwell Parent, LLC(21)	LP units	N/A	N/A		N/A	2	175	—	193
							4,083	0.5	6,404
Containers and Packaging
Chase Intermediate	LP units	N/A	N/A		N/A	168	168	—	218

Diversified Consumer Services
CHHJ Midco, LLC(21)	LLC units	N/A	N/A		N/A	8	79	—	113
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	36	36	—	35
EMS LINQ, LLC	LP Interest	N/A	N/A		N/A	236	236	—	167
EWC Growth Partners LLC	LLC interest	N/A	N/A		N/A	—	25	—	16
HS Spa Holdings, Inc.	Common Stock	N/A	N/A		N/A	250	250	—	250
Liminex, Inc.	Common Stock	N/A	N/A		N/A	5	176	—	290
NSG Buyer, Inc.	LP units	N/A	N/A		N/A	1	744	0.1	742
							1,546	0.1	1,613
Food & Staples Retailing
Mendocino Farms, LLC	Common Stock	N/A	N/A		N/A	59	257	—	608
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A		N/A	6	64	—	30
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A		N/A	—	4	—	6
							325	—	644
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC	Preferred Stock	N/A	N/A		N/A	30	$40	—%	$40
Borrower R365 Holdings, LLC	LLC units	N/A	N/A		N/A	1	2	—	2
Borrower R365 Holdings, LLC	Common Stock	N/A	N/A		N/A	—	1	—	1
Borrower R365 Holdings, LLC	Preferred Stock	N/A	N/A		N/A	1	1	—	1
Kodiak Cakes, LLC	Common Stock	N/A	N/A		N/A	—	112	—	59
Kodiak Cakes, LLC	LLC units	N/A	N/A		N/A	76	76	—	40
Louisiana Fish Fry Products, Ltd.	Common Stock	N/A	N/A		N/A	—	212	—	107
Louisiana Fish Fry Products, Ltd.	Preferred Stock	N/A	N/A		N/A	—	6	—	5
P&P Food Safety Holdings, Inc.	Common Stock	N/A	N/A		N/A	1	142	—	84
							592	—	339
Health Care Technology
Connexin Software, Inc.	LLC interest	N/A	N/A		N/A	26	26	—	36
HSI Halo Acquisition, Inc.	LP Interest	N/A	N/A		N/A	—	76	—	109
HSI Halo Acquisition, Inc.	LP Interest	N/A	N/A		N/A	—	1	—	24
Symplr Software, Inc.(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	3	3,000	0.3	3,065
Symplr Software, Inc.(21)	Preferred Stock	N/A	10.63%	Non-Cash	N/A	1	669	0.1	1,031
Symplr Software, Inc.(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	—	365	—	407
Symplr Software, Inc.(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	—	224	—	238
Symplr Software, Inc.	Common Stock	N/A	N/A		N/A	42	—	—	160
							4,361	0.4	5,070
Health Care Equipment & Supplies
Aspen Medical Products, LLC	LP Interest	N/A	N/A		N/A	—	17	—	21
Blue River Pet Care, LLC	Common Stock	N/A	N/A		N/A	—	207	0.1	531
CCSL Holdings, LLC	LP Interest	N/A	N/A		N/A	—	135	—	115
CMI Parent Inc.	Common Stock	N/A	N/A		N/A	—	279	—	377
CMI Parent Inc.	Common Stock	N/A	N/A		N/A	5	5	0.1	653
							643	0.2	1,697
Health Care Providers & Services
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	LLC units	N/A	N/A		N/A	51	52	—	72
CRH Healthcare Purchaser, Inc.	LP Interest	N/A	N/A		N/A	102	50	—	197
Elite Dental Partners LLC	LLC interest	N/A	N/A		N/A	—	445	—	122
Elite Dental Partners LLC	LLC interest	N/A	N/A		N/A	—	192	—	—
Elite Dental Partners LLC	LLC units	N/A	N/A		N/A	—	—	—	—
Emerge Intermediate, Inc.	LLC units	N/A	N/A		N/A	—	165	—	109
Emerge Intermediate, Inc.	LLC units	N/A	N/A		N/A	—	10	—	14
Emerge Intermediate, Inc.	LLC units	N/A	N/A		N/A	2	2	—	—
Encorevet Group LLC	Common Stock	N/A	N/A		N/A	2	223	—	233
Encorevet Group LLC	LLC units	N/A	N/A		N/A	1	158	—	139
Krueger-Gilbert Health Physics, LLC	Common Stock	N/A	N/A		N/A	54	58	—	59
Midwest Veterinary Partners, LLC(21)	Preferred Stock	N/A	12.00%	Non-Cash	N/A	—	488	0.1	516
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A		N/A	—	13	—	18
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A		N/A	3	—	—	173
NDX Parent, LLC	Common Stock	N/A	N/A		N/A	—	106	—	6
NDX Parent, LLC	Preferred Stock	N/A	N/A		N/A	16	16	—	16
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	Common Stock	N/A	N/A		N/A	—	126	—	111
Suveto Buyer, LLC	Common Stock	N/A	N/A		N/A	2	241	—	127
							2,345	0.1	1,912

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants and Leisure
Freddy's Frozen Custard LLC	LP Interest	N/A	N/A		N/A	81	$81	—%	$134
Harri US LLC	LLC units	N/A	N/A		N/A	36	286	—	284
Harri US LLC	Preferred Stock	N/A	N/A		N/A	31	198	—	236
Harri US LLC	Warrant	N/A	N/A		N/A	10	46	—	68
SSRG Holdings, LLC	LP Interest	N/A	N/A		N/A	40	399	0.1	546
Tropical Smoothie Cafe Holdings, LLC	LP Interest	N/A	N/A		N/A	2	99	0.1	379
							1,109	0.2	1,647
Insurance
Majesco	LP Interest	N/A	N/A		N/A	—	124	—	154
Majesco	LP Interest	N/A	N/A		N/A	28	—	—	47
							124	—	201
Internet and Catalog Retail
Revalize, Inc.	Preferred Stock	N/A	N/A		N/A	8	7,472	0.6	7,826
Revalize, Inc.	Preferred Stock	N/A	N/A		N/A	5	4,484	0.4	4,697
Revalize, Inc.	Preferred Stock	N/A	N/A		N/A	4	3,632	0.3	3,415
Revalize, Inc.	Preferred Stock	N/A	N/A		N/A	3	2,681	0.2	2,703
							18,269	1.5	18,641
IT Services
Appriss Health Intermediate Holdings, Inc(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	1	840	0.1	871
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred Stock	N/A	N/A		N/A	217	171	0.1	1,495
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred Stock	N/A	N/A		N/A	57	156	—	392
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred Stock	N/A	N/A		N/A	13	108	—	90
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Warrant	N/A	N/A		N/A	75	59	0.1	476
Critical Start, Inc.	Common Stock	N/A	N/A		N/A	118	118	—	129
Episerver, Inc.	Common Stock	N/A	N/A		N/A	17	173	—	126
Kentik Technologies, Inc.	Preferred Stock	N/A	N/A		N/A	83	475	0.1	475
Netwrix Corporation	LLC units	N/A	N/A		N/A	5	9	—	11
PCS Intermediate II Holdings, LLC	LLC interest	N/A	N/A		N/A	13	126	—	174
Red Dawn SEI Buyer, Inc.	LP Interest	N/A	N/A		N/A	219	219	—	322
Saturn Borrower Inc.	LP units	N/A	N/A		N/A	139	139	—	43
							2,593	0.4	4,604
Leisure Products
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	15	24	—	40
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	10	16	—	27
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	9	13	—	22
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	8	12	—	20
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	3	5	—	8
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	—	—	—	1
							70	—	118
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	372	372	0.1	372
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	372	—	—	61
PAS Parent Inc.	LP Interest	N/A	N/A		N/A	6	624	0.1	516
PAS Parent Inc.	Preferred Stock	N/A	N/A		N/A	1	93	—	93
Reaction Biology Corporation	LLC units	N/A	N/A		N/A	—	244	—	311
							1,333	0.2	1,353
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Paper and Forest Products
Messenger, LLC	LLC units	N/A	N/A		N/A	2	$213	—%	$145
Messenger, LLC	LLC units	N/A	N/A		N/A	—	—	—	—
							213	—	145
Pharmaceuticals
Amalthea Parent, Inc.(8)(12)	LP Interest	N/A	N/A		N/A	199	199	—	355
Cobalt Buyer Sub, Inc.(21)	Preferred Stock	N/A	10.00%	Non-Cash	N/A	3	3,562	0.3	3,953
Cobalt Buyer Sub, Inc.	Preferred Stock	N/A	N/A		N/A	—	72	—	73
Cobalt Buyer Sub, Inc.	Common Stock	N/A	N/A		N/A	1	1	—	—
							3,834	0.3	4,381
Professional Services
Enboarder, Inc.(8)(11)	Preferred Stock	N/A	N/A		N/A	27	280	—	282
Filevine, Inc.	Preferred Stock	N/A	N/A		N/A	141	892	0.1	981
Filevine, Inc.	Warrant	N/A	N/A		N/A	21	31	—	103
Net Health Acquisition Corp.	LP Interest	N/A	N/A		N/A	1	133	—	148
Procure Acquireco, Inc.	LP Interest	N/A	N/A		N/A	—	333	—	391
							1,669	0.1	1,905
Real Estate Management & Development
Inhabit IQ Inc.	Common Stock	N/A	N/A		N/A	11	60	—	135

Road & Rail
Internet Truckstop Group LLC	LP Interest	N/A	N/A		N/A	146	146	—	161
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.	LP Interest	N/A			N/A		N/A	577	$577	0.1%	$683
Aras Corporation(21)	Preferred Stock	N/A			12.00%	Non-Cash	N/A	—	426	0.1	466
Aras Corporation	LP Interest	N/A			N/A		N/A	121	121	—	108
Astute Holdings, Inc.	LP Interest	N/A			N/A		N/A	—	59	—	152
Auvik Networks Inc.(8)(12)	Preferred Stock	N/A			N/A		N/A	11	111	—	112
Auvik Networks Inc.(8)(12)	Preferred Stock	N/A			N/A		N/A	1	13	—	13
Bayshore Intermediate #2, L.P.	Common Stock	N/A			N/A		N/A	1,746	1,746	0.1	1,307
Calabrio, Inc.	LP Interest	N/A			N/A		N/A	—	306	—	288
Calabrio, Inc.	LP Interest	N/A			N/A		N/A	38	—	—	—
Cloudbees, Inc.	Preferred Stock	N/A			N/A		N/A	30	341	—	352
Cloudbees, Inc.	Preferred Stock	N/A			N/A		N/A	15	93	—	158
Cloudbees, Inc.	Warrant	N/A			N/A		N/A	27	40	—	230
Cynet Security Ltd.(8)(15)	Preferred Stock	N/A			N/A		N/A	74	262	—	273
Diligent Corporation(21)	Preferred Stock	N/A			10.50%	Non-Cash	N/A	7	6,914	0.6	7,134
FirstUp, Inc.	Common Stock	N/A			N/A		N/A	84	205	—	131
GS Acquisitionco, Inc.(21)	Preferred Stock	N/A			11.00%	Non-Cash	N/A	9	9,835	0.7	9,533
GS Acquisitionco, Inc.(21)	Preferred Stock	N/A			11.00%	Non-Cash	N/A	3	3,087	0.2	2,902
GS Acquisitionco, Inc.	LP Interest	N/A			N/A		N/A	—	26	—	188
GTY Technology Holdings, Inc.	LP units	N/A			N/A		N/A	25	25	—	28
Impartner, Inc.	Preferred Stock	N/A			N/A		N/A	11	90	—	81
Kaseya Inc.(21)	Preferred Stock	N/A			11.75%	Non-Cash	N/A	3	2,646	0.2	2,645
Kaseya Inc.	LP Interest	N/A			N/A		N/A	150	150	—	141
MetricStream, Inc.	Warrant	N/A			N/A		N/A	44	67	—	44
Ministry Brands Holdings LLC	LP Interest	N/A			N/A		N/A	361	362	—	207
mParticle, Inc.	Preferred Stock	N/A			N/A		N/A	65	426	—	352
mParticle, Inc.	Warrant	N/A			N/A		N/A	30	6	—	128
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	Warrant	N/A			N/A		N/A	2	6	—	11
Onit, Inc.(21)	Preferred Stock	N/A			15.00%	Non-Cash	N/A	—	42	—	42
Onit, Inc.	Warrant	N/A			N/A		N/A	—	6	—	6
PDI TA Holdings, Inc.	Preferred Stock	N/A			N/A		N/A	43	1,340	0.1	1,381
Personify, Inc.	LP Interest	N/A			N/A		N/A	163	171	0.1	368
Pyramid Healthcare Acquisition Corp.	Common Stock	N/A			N/A		N/A	73	73	—	115
QAD, Inc.	Preferred Stock	N/A			N/A		N/A	1	782	0.1	782
QAD, Inc.	Common Stock	N/A			N/A		N/A	53	—	—	—
RegEd Aquireco, LLC	LP Interest	N/A			N/A		N/A	—	73	—	16
RegEd Aquireco, LLC	LP Interest	N/A			N/A		N/A	1	—	—	—
Riskonnect Parent, LLC(21)	Preferred Stock	N/A			11.00%	Non-Cash	N/A	8	8,419	0.6	8,091
Riskonnect Parent, LLC	LP Interest	N/A			N/A		N/A	378	379	0.1	371
Riskonnect Parent, LLC(21)	Preferred Stock	SF +	10.50%	(m)	15.40%	Non-Cash	N/A	—	349	—	361
SnapLogic, Inc.	Preferred Stock	N/A			N/A		N/A	66	164	—	313
SnapLogic, Inc.	Warrant	N/A			N/A		N/A	25	18	—	84
Spartan Buyer Acquisition Co.	Common Stock	N/A			N/A		N/A	—	252	—	110
Spartan Buyer Acquisition Co.	Preferred Stock	N/A			N/A		N/A	—	15	—	16
Telesoft Holdings LLC	LP Interest	N/A			N/A		N/A	131	131	—	126
Templafy APS and Templafy, LLC(8)(18)	Warrant	N/A			N/A		N/A	—	32	—	22
Zendesk, Inc.	LP units	N/A			N/A		N/A	18	182	—	188
									40,368	3.0	40,059
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp(21)	Preferred Stock	N/A	11.50%	Non-Cash	N/A	6	$6,234	0.4%	$6,148
Ave Holdings III, Corp	LP units	N/A	N/A		N/A	1	777	0.1	735
Imperial Optical Midco Inc.	Preferred Stock	N/A	N/A		N/A	—	110	—	16
Imperial Optical Midco Inc.	Preferred Stock	N/A	N/A		N/A	—	42	—	6
Imperial Optical Midco Inc.	Common Stock	N/A	N/A		N/A	—	—	—	3
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	—	45	—	41
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A	N/A		N/A	—	39	—	37
							7,247	0.5	6,986
Textiles, Apparel and Luxury Goods
MakerSights, Inc.	Preferred Stock	N/A	N/A		N/A	16	85	—	$85

Total equity investments							$120,894	9.9%	$130,467

Total investments							$2,508,242	186.3%	$2,474,616

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			4.69%	(24)			$43,572	3.3%	$43,572
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (CUSIP 61747C707)			4.72%	(24)			344	0.1	344
Morgan Stanley US Dollar Liquidity Fund (CUSIP L64887109)			4.89%	(24)			1,476	0.2	1,476
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			4.63%	(24)			6,438	0.5	6,438
Total money market funds							$51,830	4.1%	$51,830

Total investments and money market funds							$2,560,072	190.4%	$2,526,446

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2023
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
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), Australian Interbank Rate (‘‘AUD’’ or ‘‘A’’), Canadian Bankers Acceptance Rate (‘‘CDOR’’ or ‘‘C’’) or London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2023, as the loan may have priced or repriced based on an index rate prior to March 31, 2023.
(a) Denotes that all or a portion of the contract was indexed to the 30-day LIBOR, which was 4.86% as of March 31, 2023.
(b) Denotes that all or a portion of the contract was indexed to the 90-day LIBOR, which was 5.19% as of March 31, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 180-day LIBOR, which was 5.31% as of March 31, 2023.
(d) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.00% as of March 31, 2023.
(e) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.04% as of March 31, 2023.
(f) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.34% as of March 31, 2023.
(g) Denotes that all or a portion of the contract was indexed to the Three Month AUD, which was 3.77% as of March 31, 2023.
(h) Denotes that all or a portion of the contract was indexed to the 60-day CDOR, which was 4.98% as of March 31, 2023.
(i) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 5.03% as of March 31, 2023.
(j) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.18% as of March 31, 2023.
(k) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 4.87% as of March 31, 2023.
(l) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 4.80% as of March 31, 2023.
(m) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 4.91% as of March 31, 2023.
(n) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 4.90% as of March 31, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2023.
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
(6)The entire commitment was unfunded as of March 31, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of March 31, 2023, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, total non-qualifying assets at fair value represented 15.3% of the Company’s total assets calculated in accordance with the 1940 Act.
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
March 31, 2023
(In thousands)
(18) The headquarters of this portfolio company is located in Denmark.
(19) Equity investments are non-income producing securities unless otherwise noted.
(20) Ownership of certain equity investments occurs through a holding company or partnership.
(21) The Company holds an equity investment that is income producing.
(22) All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2023.
(23) The fair value of the loan reflects the legal claim on par and accrued uncapitalized payment-in-kind (“PIK”) interest.
(24) The rate shown is the annualized seven-day yield as of March 31, 2023.

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Airlines
Aurora Lux Finco S.A.R.L. #(8)(13)	One stop	L +	6.00%	(b)	8.78%				12/2026	$7,643	$7,527	0.6%	$7,261
Auto Components
COP CollisionRight Holdings, Inc.#~	One stop	SF +	4.75%	(l)	7.26%				04/2028	6,403	6,311	0.5	6,338
COP CollisionRight Holdings, Inc.	One stop	SF +	4.75%	(l)	8.45%				04/2028	27	26	—	26
COP CollisionRight Holdings, Inc.(5)	One stop	SF +	4.75%		N/A(6)				04/2028	—	(33)	—	(40)
Covercraft Parent III, Inc.#	Senior secured	L +	4.50%	(b)	6.78%				08/2027	2,077	2,060	0.2	2,077
Covercraft Parent III, Inc.	Senior secured	L +	4.50%	(b)	8.17%				08/2027	422	413	—	422
Covercraft Parent III, Inc.(5)	Senior secured	L +	4.50%		N/A(6)				08/2027	—	(1)	—	—
North Haven Falcon Buyer, LLC#	One stop	L +	6.50%	(c)	8.51%				05/2027	2,364	2,345	0.2	2,269
North Haven Falcon Buyer, LLC	One stop	L +	6.50%	(c)	8.67%				05/2027	396	390	—	380
										11,689	11,511	0.9	11,472
Automobiles
CG Group Holdings, LLC#~	One stop	L +	7.25%	(b)	8.92%	cash/	2.00%	PIK	07/2027	13,526	13,374	1.0	12,445
CG Group Holdings, LLC	One stop	L +	7.25%	(a)	8.37%	cash/	2.00%	PIK	07/2026	338	333	—	311
Denali Midco 2, LLC	One stop	SF +	6.25%	(k)	9.38%				12/2027	9,953	9,866	0.8	9,654
Denali Midco 2, LLC	One stop	SF +	6.25%	(k)	9.38%				12/2027	2,978	2,952	0.2	2,889
Denali Midco 2, LLC~	One stop	SF +	6.25%	(k)	9.38%				12/2027	2,680	2,656	0.2	2,599
Denali Midco 2, LLC	One stop	SF +	6.25%	(k)	9.38%				12/2027	1,810	1,794	0.2	1,755
Denali Midco 2, LLC	One stop	SF +	6.25%	(k)	9.38%				12/2027	1,719	1,704	0.2	1,668
Denali Midco 2, LLC	One stop	SF +	6.25%	(k)	9.38%				12/2027	1,500	1,487	0.1	1,455
Denali Midco 2, LLC	One stop	SF +	6.25%	(k)	9.38%				12/2027	1,237	1,226	0.1	1,199
Denali Midco 2, LLC	One stop	SF +	6.25%	(k)	9.38%				12/2027	1,200	1,190	0.1	1,164
Denali Midco 2, LLC	One stop	SF +	6.25%	(k)	9.38%				12/2027	1,200	1,190	0.1	1,164
Denali Midco 2, LLC	One stop	SF +	6.25%	(k)	9.28%				12/2027	990	982	0.1	961
Denali Midco 2, LLC#	One stop	SF +	6.50%	(k)	9.45%				12/2027	561	544	0.1	544
Denali Midco 2, LLC(5)	One stop	SF +	5.25%		N/A(6)				12/2027	—	(4)	—	(15)
Denali Midco 2, LLC(5)	One stop	SF +	6.50%		N/A(6)				12/2027	—	(17)	—	(17)
JHCC Holdings LLC	One stop	L +	5.75%	(b)(d)	9.91%				09/2025	4,990	4,950	0.4	4,841
JHCC Holdings LLC~	One stop	L +	5.75%	(b)	9.42%				09/2025	2,944	2,920	0.2	2,855
JHCC Holdings LLC#	One stop	P +	4.75%	(d)	11.00%				09/2025	253	251	—	246
JHCC Holdings LLC	One stop	L +	5.75%	(b)	9.42%				09/2025	155	137	—	138
JHCC Holdings LLC	One stop	P +	4.75%	(b)(d)	10.30%				09/2025	57	56	—	54
MOP GM Holding, LLC~+	One stop	SF +	5.75%	(m)	9.98%				11/2026	9,594	9,511	0.7	9,403
MOP GM Holding, LLC#	One stop	SF +	5.75%	(m)	7.62%				11/2026	1,346	1,330	0.1	1,319
MOP GM Holding, LLC~	One stop	L +	5.75%	(c)	7.09%				11/2026	1,063	1,055	0.1	1,042
MOP GM Holding, LLC+	One stop	L +	5.75%	(c)	6.95%				11/2026	1,032	1,023	0.1	1,011
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	8.58%				11/2026	764	758	0.1	749
MOP GM Holding, LLC	One stop	SF +	5.75%	(m)	8.98%				11/2026	635	630	—	622
MOP GM Holding, LLC	One stop	SF +	5.75%	(m)	7.62%				11/2026	585	576	—	574
MOP GM Holding, LLC	One stop	SF +	5.75%	(m)	9.98%				11/2026	213	211	—	209
MOP GM Holding, LLC	One stop	SF +	5.75%	(m)	9.50%				11/2026	186	184	—	182
MOP GM Holding, LLC	One stop	SF +	5.75%	(l)	8.99%				11/2026	93	92	—	91
MOP GM Holding, LLC	One stop	SF +	5.75%	(c)(l)(m)	8.91%				11/2026	86	84	—	82
MOP GM Holding, LLC	One stop	SF +	5.75%	(l)	9.55%				11/2026	60	59	—	58
MOP GM Holding, LLC	One stop	SF +	5.75%	(m)	8.51%				11/2026	31	31	—	30
MOP GM Holding, LLC	One stop	SF +	5.75%	(m)	8.94%				11/2026	31	31	—	30
MOP GM Holding, LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2026	—	(14)	—	(24)
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

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC#~	One stop	L +	5.25%	(b)	8.92%				10/2028	$6,824	$6,738	0.5%	$6,688
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L +	5.25%		N/A(6)				10/2028	—	(3)	—	(4)
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	L +	5.25%		N/A(6)				10/2028	—	(9)	—	(20)
North Haven Stack Buyer, LLC#~	One stop	SF +	5.50%	(k)	8.63%				07/2027	3,772	3,741	0.3	3,697
North Haven Stack Buyer, LLC~	One stop	SF +	5.50%	(k)	8.63%				07/2027	1,270	1,260	0.1	1,245
North Haven Stack Buyer, LLC~	One stop	SF +	5.50%	(k)	8.63%				07/2027	419	416	—	411
North Haven Stack Buyer, LLC	One stop	SF +	5.50%	(k)	8.63%				07/2027	38	37	—	35
North Haven Stack Buyer, LLC(5)	One stop	SF +	5.50%		N/A(6)				07/2027	—	(10)	—	(24)
OVG Business Services, LLC#	One stop	L +	6.25%	(a)	9.34%				11/2028	764	749	0.1	749
OVG Business Services, LLC	One stop	L +	5.50%	(a)	8.14%				11/2026	9	9	—	8
Profile Products LLC#	One stop	L +	5.50%	(b)	8.43%				11/2027	2,477	2,429	0.2	2,477
Profile Products LLC#(8)	One stop	L +	5.50%	(b)	8.42%				11/2027	584	574	—	584
Profile Products LLC	One stop	L +	5.50%	(a)(d)	8.60%				11/2027	18	17	—	18
Profile Products LLC(5)	One stop	L +	5.50%		N/A(6)				11/2027	—	(3)	—	—
Profile Products LLC(5)	One stop	L +	5.25%		N/A(6)				11/2027	—	(1)	—	—
PT Intermediate Holdings III, LLC#~	One stop	L +	5.50%	(b)	9.17%				11/2028	24,431	24,015	1.9	23,942
PT Intermediate Holdings III, LLC	One stop	L +	5.50%	(b)	9.17%				11/2028	15,548	15,352	1.2	15,237
Radwell Parent, LLC#	One stop	SF +	5.75%	(l)	9.40%				03/2029	11,046	10,879	0.8	10,604
Radwell Parent, LLC(5)	One stop	SF +	5.75%		N/A(6)				03/2028	—	(4)	—	(9)
Radwell Parent, LLC(5)	One stop	SF +	5.75%		N/A(6)				03/2029	—	(54)	—	(144)
Trinity Air Consultants Holdings Corporation	One stop	L +	5.25%	(c)	8.60%				06/2027	462	455	0.1	445
Trinity Air Consultants Holdings Corporation#	One stop	L +	5.25%	(c)	7.08%				06/2027	174	171	—	170
Trinity Air Consultants Holdings Corporation	One stop	L +	5.25%		N/A(6)				06/2027	—	—	—	—
										67,836	66,758	5.2	66,109
Communications Equipment
Lightning Finco Limited(8)(10)	One stop	L +	5.50%	(b)	8.57%				09/2028	4,453	4,377	0.4	4,364
Lightning Finco Limited(8)(9)(10)	One stop	E +	5.50%	(e)	6.25%				09/2028	448	534	—	439
										4,901	4,911	0.4	4,803
Containers and Packaging
AmerCareRoyal LLC#	Senior secured	L +	5.50%	(a)	8.12%	cash/	0.50%	PIK	11/2025	2,565	2,535	0.2	2,513
AmerCareRoyal LLC#	Senior secured	L +	5.50%	(a)	8.12%	cash/	0.50%	PIK	11/2025	544	537	—	533
AmerCareRoyal LLC	Senior secured	L +	5.50%	(a)	8.12%	cash/	0.50%	PIK	11/2025	532	525	—	522
AmerCareRoyal LLC#(8)	Senior secured	L +	5.50%	(a)	8.12%	cash/	0.50%	PIK	11/2025	461	455	0.1	451
Chase Intermediate#~	One stop	L +	5.00%	(b)(c)	8.00%				10/2028	35,650	35,357	2.7	34,938
Chase Intermediate(5)	One stop	L +	5.00%		N/A(6)				10/2028	—	(3)	—	(7)
Chase Intermediate(5)	One stop	L +	5.00%		N/A(6)				10/2028	—	(33)	—	(70)
Fortis Solutions Group, LLC#~	One stop	L +	5.50%	(b)(c)	9.59%				10/2028	15,266	15,037	1.2	15,113
Fortis Solutions Group, LLC	One stop	L +	5.50%	(c)	9.67%				10/2027	20	15	—	17
Fortis Solutions Group, LLC(5)	One stop	L +	5.50%		N/A(6)				10/2028	—	(43)	—	(5)
Fortis Solutions Group, LLC(5)	One stop	L +	5.50%		N/A(6)				10/2028	—	(21)	—	(29)
										55,038	54,361	4.2	53,976
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Distributors
WSC Holdings Midco LLC#	Senior secured	SF +	4.50%	(l)	7.13%	07/2027	$1,274	$1,261	0.1%	$1,261
WSC Holdings Midco LLC	Senior secured	SF +	4.50%	(l)	7.30%	07/2027	773	767	0.1	765
WSC Holdings Midco LLC#	Senior secured	SF +	4.50%	(l)	7.13%	07/2027	543	538	—	538
WSC Holdings Midco LLC(5)	Senior secured	SF +	4.50%		N/A(6)	07/2027	—	(1)	—	(1)
WSC Holdings Midco LLC(5)	Senior secured	SF +	4.50%		N/A(6)	07/2027	—	(5)	—	(3)
							2,590	2,560	0.2	2,560
Diversified Consumer Services
Certus Pest, Inc.~	One stop	SF +	6.25%	(m)	9.08%	02/2026	623	611	—	610
Certus Pest, Inc.~	One stop	SF +	6.25%	(m)	9.08%	02/2026	597	580	—	585
Certus Pest, Inc.	One stop	SF +	6.25%	(m)	8.19%	02/2026	431	431	—	422
Certus Pest, Inc.~	One stop	SF +	6.25%	(l)(m)	10.04%	02/2026	423	419	—	415
Certus Pest, Inc.~	One stop	SF +	6.25%	(m)	9.08%	02/2026	295	289	—	289
Certus Pest, Inc.~	One stop	SF +	6.25%	(m)	9.08%	02/2026	260	248	—	255
Certus Pest, Inc.	One stop	SF +	6.25%	(l)	9.95%	02/2026	253	252	—	248
Certus Pest, Inc.~	One stop	SF +	6.25%	(l)	9.95%	02/2026	150	146	—	147
Certus Pest, Inc.	One stop	SF +	6.25%	(m)	9.08%	02/2026	94	88	—	92
Certus Pest, Inc.	One stop	SF +	6.25%	(m)	9.08%	02/2026	51	41	—	50
Certus Pest, Inc.	One stop	SF +	6.25%	(l)	9.95%	02/2026	21	19	—	21
Certus Pest, Inc.(5)	One stop	SF +	6.25%		N/A(6)	02/2026	—	—	—	(1)
Certus Pest, Inc.(5)	One stop	SF +	6.25%		N/A(6)	02/2026	—	(1)	—	—
Certus Pest, Inc.(5)	One stop	SF +	6.25%		N/A(6)	02/2026	—	(5)	—	(39)
CHHJ Midco, LLC#	Senior secured	L +	5.00%	(a)	8.12%	01/2026	1,086	1,078	0.1	1,086
CHHJ Midco, LLC	Senior secured	L +	5.00%		N/A(6)	01/2026	—	—	—	—
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	6.78%	07/2027	979	966	0.1	969
COP Hometown Acquisitions, Inc.#	Senior secured	L +	4.50%	(b)	7.24%	07/2027	737	731	0.1	730
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	6.78%	07/2027	718	709	0.1	711
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.75%	(b)	7.75%	07/2027	590	579	0.1	590
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	6.87%	07/2027	471	466	0.1	466
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%	(b)	7.19%	07/2027	333	329	—	329
COP Hometown Acquisitions, Inc.	Senior secured	L +	4.50%		N/A(6)	07/2027	—	—	—	—
DP Flores Holdings, LLC#	One stop	SF +	6.50%	(l)	10.00%	09/2028	1,320	1,297	0.1	1,297
DP Flores Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)	09/2028	—	(2)	—	(2)
DP Flores Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)	09/2028	—	(8)	—	(8)
DP Flores Holdings, LLC	One stop	SF +	6.50%		N/A(6)	09/2028	—	—	—	—
DP Flores Holdings, LLC	One stop	SF +	6.50%		N/A(6)	09/2028	—	—	—	—
EMS LINQ, LLC#+	One stop	L +	6.25%	(a)	9.37%	12/2027	4,244	4,208	0.4	4,202
EMS LINQ, LLC(5)	One stop	L +	6.25%		N/A(6)	12/2027	—	(1)	—	(1)
EWC Growth Partners LLC	One stop	L +	6.00%	(b)	9.67%	03/2026	1,091	1,084	0.1	1,087
EWC Growth Partners LLC#	One stop	L +	6.00%	(b)	9.67%	03/2026	63	62	—	62
EWC Growth Partners LLC	One stop	L +	6.00%	(b)	9.67%	03/2026	14	14	—	14
FPG Intermediate Holdco, LLC#	One stop	SF +	6.00%	(k)	9.13%	03/2027	7,273	7,165	0.6	7,000
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(k)	9.13%	03/2027	4,647	4,487	0.3	4,239
FPG Intermediate Holdco, LLC(5)	One stop	SF +	6.00%		N/A(6)	03/2027	—	(1)	—	(3)
FPG Intermediate Holdco, LLC(5)	One stop	SF +	6.50%		N/A(6)	03/2027	—	(25)	—	(25)
FSS Buyer LLC#	One stop	L +	5.75%	(a)	8.87%	08/2028	2,333	2,293	0.2	2,239
FSS Buyer LLC(5)	One stop	L +	5.75%		N/A(6)	08/2027	—	(1)	—	(2)
HS Spa Holdings, Inc.#	One stop	SF +	5.75%	(m)	7.51%	06/2029	4,005	3,928	0.3	3,925
HS Spa Holdings, Inc.(5)	One stop	SF +	5.75%		N/A(6)	06/2028	—	(2)	—	(2)
Learn-it Systems, LLC#	Senior secured	L +	4.75%	(c)	8.92%	03/2025	744	738	0.1	684
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Learn-it Systems, LLC	Senior secured	L +	4.75%	(b)	8.42%		03/2025	$564	$560	0.1%	$519
Learn-it Systems, LLC	Senior secured	L +	4.75%	(b)(c)	8.30%		03/2025	208	205	—	191
Learn-it Systems, LLC	Senior secured	L +	4.75%	(b)	7.63%		03/2025	21	20	—	18
Liminex, Inc.+	One stop	SF +	7.25%	(l)	10.95%		11/2026	19,521	19,372	1.6	19,911
Liminex, Inc.#	One stop	SF +	7.25%	(l)	10.95%		11/2026	10,188	10,118	0.8	10,392
Liminex, Inc.#	One stop	SF +	6.25%	(l)	9.95%		11/2026	3,516	3,484	0.3	3,481
Liminex, Inc.(5)	One stop	SF +	7.25%		N/A(6)		11/2026	—	(1)	—	—
Litera Bidco LLC#	One stop	L +	6.00%	(a)	9.12%		05/2026	1,322	1,310	0.1	1,309
Litera Bidco LLC#	One stop	L +	5.75%	(a)	8.87%		05/2026	608	604	—	597
Litera Bidco LLC	One stop	L +	5.75%	(a)	8.87%		05/2026	272	270	—	267
Litera Bidco LLC	One stop	L +	5.75%	(a)	8.87%		05/2026	272	272	—	267
Litera Bidco LLC	One stop	L +	6.00%	(a)	9.12%		05/2026	120	119	—	118
Litera Bidco LLC	One stop	L +	5.75%		N/A(6)		05/2025	—	—	—	—
Mario Purchaser, LLC#	One stop	SF +	5.75%	(k)	8.88%		04/2029	3,962	3,888	0.3	3,804
Mario Purchaser, LLC	One stop	SF +	10.75%	(k)	13.88%	PIK	04/2032	1,692	1,647	0.1	1,658
Mario Purchaser, LLC	One stop	SF +	5.75%	(k)	8.88%		04/2029	1,448	1,387	0.1	1,250
Mario Purchaser, LLC(5)	One stop	P +	4.75%		N/A(6)		04/2028	—	(1)	—	(3)
Mathnasium, LLC#	One stop	L +	5.00%	(b)	7.91%		11/2027	4,197	4,161	0.3	4,155
Mathnasium, LLC	One stop	L +	5.00%	(b)	7.91%		11/2027	13	12	—	12
NSG Buyer, Inc. #	One stop	SF +	6.00%	(k)	9.13%		06/2029	9,768	9,674	0.8	9,768
NSG Buyer, Inc.	One stop	SF +	6.00%	(k)	9.13%		06/2029	300	297	—	300
NSG Buyer, Inc.	One stop	SF +	6.00%	(k)	9.13%		06/2029	175	173	—	175
NSG Buyer, Inc.	One stop	SF +	6.00%	(k)	9.13%		06/2029	165	145	—	165
NSG Buyer, Inc.	One stop	SF +	6.00%	(k)	9.13%		06/2028	12	11	—	12
Provenance Buyer LLC#	One stop	L +	5.00%	(a)	8.12%		06/2027	4,322	4,281	0.3	4,322
Provenance Buyer LLC#~	One stop	L +	5.00%	(a)	8.12%		06/2027	2,948	2,901	0.2	2,948
Provenance Buyer LLC(5)	One stop	L +	5.00%		N/A(6)		06/2027	—	(2)	—	—
Provenance Buyer LLC(5)	One stop	L +	5.00%		N/A(6)		06/2027	—	(34)	—	—
RW AM Holdco LLC#	One stop	SF +	5.25%	(m)	9.48%		04/2028	9,178	9,093	0.7	9,086
RW AM Holdco LLC(5)	One stop	SF +	5.25%		N/A(6)		04/2028	—	(1)	—	(2)
								108,638	107,177	8.4	107,401
Diversified Financial Services
AxiomSL Group, Inc.#	One stop	L +	6.00%	(a)	9.12%		12/2027	1,248	1,228	0.1	1,235
AxiomSL Group, Inc.(5)	One stop	L +	6.00%		N/A(6)		12/2027	—	(3)	—	(3)
AxiomSL Group, Inc.	One stop	L +	6.00%		N/A(6)		12/2025	—	—	—	—
Banker's Toolbox, Inc.#	One stop	SF +	5.25%	(m)	9.23%		07/2027	3,449	3,421	0.3	3,380
Banker's Toolbox, Inc.	One stop	L +	5.25%	(c)	8.74%		07/2027	426	418	—	396
Banker's Toolbox, Inc.(5)	One stop	L +	5.25%		N/A(6)		07/2027	—	(1)	—	(2)
Flash Topco, Inc.	One stop	L +	5.75%	(b)	8.56%		10/2028	7,626	7,560	0.6	7,474
Flash Topco, Inc.(5)	One stop	L +	5.75%		N/A(6)		10/2028	—	(1)	—	(2)
Higginbotham Insurance Agency, Inc.#	One stop	L +	5.25%	(a)	8.37%		11/2026	1,831	1,812	0.1	1,813
Higginbotham Insurance Agency, Inc.	One stop	L +	5.25%	(a)	8.37%		11/2026	133	129	—	124
								14,713	14,563	1.1	14,415
Diversified Telecommunication Services
NTI Connect, LLC#	Senior secured	L +	5.00%	(b)	8.67%		12/2024	637	630	0.1	637

Electronic Equipment, Instruments and Components
Electrical Source Holdings, LLC#~	Senior secured	L +	5.00%	(b)	8.67%		11/2025	15,499	15,418	1.2	15,499
Electrical Source Holdings, LLC#	One stop	L +	5.00%	(b)	8.07%		11/2025	12,526	12,479	1.0	12,526
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Electrical Source Holdings, LLC~	Senior secured	L +	5.00%	(b)	8.67%				11/2025	$3,278	$3,261	0.3%	$3,278
Electrical Source Holdings, LLC	One stop	L +	5.00%	(b)	8.67%				11/2025	3,261	3,261	0.3	3,261
Electrical Source Holdings, LLC~	Senior secured	L +	5.00%	(b)	8.67%				11/2025	1,885	1,846	0.1	1,885
Electrical Source Holdings, LLC	Senior secured	L +	5.00%	(b)	8.67%				11/2025	1,684	1,684	0.1	1,684
Electrical Source Holdings, LLC	Senior secured	L +	5.00%	(b)	8.67%				11/2025	1,588	1,578	0.1	1,588
Electrical Source Holdings, LLC	Senior secured	L +	5.00%	(b)	8.67%				11/2025	1,091	1,085	0.1	1,091
Electrical Source Holdings, LLC	Senior secured	L +	5.00%	(b)	8.67%				11/2025	839	835	0.1	839
Electrical Source Holdings, LLC	Senior secured	L +	5.00%	(b)	8.07%				11/2025	744	739	0.1	744
Electrical Source Holdings, LLC	One stop	L +	5.00%	(b)	7.77%				11/2025	380	380	—	380
Electrical Source Holdings, LLC	Senior secured	L +	5.00%	(b)	8.67%				11/2025	303	301	—	303
Electrical Source Holdings, LLC	One stop	L +	5.00%	(b)	8.07%				11/2025	289	289	—	289
Electrical Source Holdings, LLC(5)	Senior secured	L +	5.00%		N/A(6)				11/2025	—	(2)	—	—
Electrical Source Holdings, LLC(5)	One stop	L +	5.00%		N/A(6)				11/2025	—	(20)	—	—
										43,367	43,134	3.4	43,367
Food & Staples Retailing
Mendocino Farms, LLC	One stop	SF +	6.25%	(k)	9.38%				06/2025	632	625	—	626
Mendocino Farms, LLC	One stop	SF +	6.25%	(k)	9.38%				06/2025	324	320	—	321
Mendocino Farms, LLC	One stop	SF +	6.25%	(k)	9.38%				06/2025	255	252	—	252
Mendocino Farms, LLC	One stop	SF +	6.25%	(k)	9.38%				06/2025	250	247	—	247
Mendocino Farms, LLC	One stop	SF +	6.25%	(k)	9.38%				06/2025	123	122	—	122
Mendocino Farms, LLC	One stop	SF +	6.25%	(k)	9.38%				06/2025	123	121	—	121
Mendocino Farms, LLC	One stop	SF +	6.25%	(k)	9.38%				06/2025	60	60	—	60
Mendocino Farms, LLC(5)	One stop	SF +	6.25%		N/A(6)				06/2025	—	(10)	—	(11)
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(l)	11.20%				06/2024	329	329	0.1	329
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(l)	11.20%				06/2024	116	116	—	116
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(l)	11.20%				06/2024	55	55	—	55
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(l)	11.20%				06/2024	—	—	—	—
Ruby Slipper Cafe LLC, The(5)	One stop	SF +	7.50%		N/A(6)				06/2024	—	(1)	—	—
Wineshipping.com LLC#	One stop	L +	5.75%	(c)	7.58%				10/2027	3,079	3,053	0.3	2,987
Wineshipping.com LLC	One stop	L +	5.75%	(b)	8.17%				10/2027	84	80	—	82
Wineshipping.com LLC	One stop	L +	5.75%	(b)	8.83%				10/2027	17	16	—	14
Wood Fired Holding Corp.	One stop	L +	6.25%	(b)	8.67%				12/2023	2,175	2,165	0.2	2,175
Wood Fired Holding Corp.	One stop	L +	6.25%		N/A(6)				12/2023	—	—	—	—
										7,622	7,550	0.6	7,496
Food Products
Borrower R365 Holdings, LLC+	One stop	L +	6.50%	(b)	7.18%	cash/	3.00%	PIK	06/2027	5,265	5,185	0.4	5,265
Borrower R365 Holdings, LLC#	One stop	L +	6.50%	(b)	7.18%	cash/	3.00%	PIK	06/2027	438	431	—	438
Borrower R365 Holdings, LLC(5)	One stop	L +	6.50%		N/A(6)				06/2027	—	(1)	—	—
Borrower R365 Holdings, LLC(5)	One stop	L +	6.50%		N/A(6)				06/2027	—	(4)	—	—
Flavor Producers, LLC#	Senior secured	L +	5.75%	(b)	7.82%	cash/	1.00%	PIK	12/2023	438	437	—	425
Flavor Producers, LLC	Senior secured	L +	5.75%	(b)	7.82%	cash/	1.00%	PIK	12/2022	1	1	—	1
Kodiak Cakes, LLC+	Senior secured	L +	6.00%	(b)	9.67%				06/2027	4,827	4,779	0.4	4,441
Kodiak Cakes, LLC	Senior secured	L +	6.00%	(b)	9.67%				06/2026	100	98	—	87
Louisiana Fish Fry Products, Ltd.#~	One stop	SF +	6.25%	(k)	9.38%				07/2027	4,206	4,172	0.3	3,869
Louisiana Fish Fry Products, Ltd.	One stop	L +	6.25%	(c)(k)	9.24%				07/2027	73	71	—	65
MAPF Holdings, Inc.~+	One stop	L +	5.50%	(b)	9.17%				12/2026	15,072	14,963	1.2	15,072
MAPF Holdings, Inc.	One stop	L +	5.50%	(b)	9.17%				12/2026	70	68	—	70
P&P Food Safety Holdings, Inc.~	One stop	L +	6.00%	(c)	8.88%				12/2026	7,021	6,954	0.6	6,881
P&P Food Safety Holdings, Inc.	One stop	L +	6.00%	(b)	9.67%				12/2026	38	37	—	36
P&P Food Safety Holdings, Inc.(5)	One stop	L +	6.00%		N/A(6)				12/2026	—	(23)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Ultimate Baked Goods Midco LLC#	One stop	L +	6.50%	(a)	9.62%	08/2027	$2,834	$2,794	0.2%	$2,550
Ultimate Baked Goods Midco LLC	One stop	L +	6.50%	(a)(d)	9.92%	08/2027	47	46	—	41
Whitebridge Pet Brands, LLC#	One stop	L +	5.00%	(a)	8.12%	07/2027	9,941	9,857	0.8	9,941
Whitebridge Pet Brands, LLC	One stop	L +	5.00%	(a)	7.98%	07/2027	130	128	—	130
Wizard Bidco Limited#(8)(9)(10)	One stop	SN +	4.75%	(i)	6.94%	03/2029	2,960	3,445	0.2	2,960
Wizard Bidco Limited(5)(8)(9)(10)	One stop	SN +	4.75%		N/A(6)	09/2028	—	(1)	—	—
							53,461	53,437	4.1	52,272

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior secured	L +	8.25%	(b)	10.95%	09/2024	$182	$181	—%	$180
Coding Solutions Acquisition, Inc.#	One stop	SF +	5.75%	(k)	8.78%	05/2028	2,717	2,691	0.2	2,662
Coding Solutions Acquisition, Inc.	One stop	SF +	5.75%	(k)	8.78%	05/2028	10	10	—	9
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	5.75%		N/A(6)	05/2028	—	(4)	—	(16)
Connexin Software, Inc.#+	One stop	L +	8.50%	(b)	11.31%	02/2024	1,442	1,438	0.1	1,442
Connexin Software, Inc.	One stop	L +	8.50%		N/A(6)	02/2024	—	—	—	—
ESO Solution, Inc.#+	One stop	SF +	7.00%	(l)	10.56%	03/2027	3,811	3,781	0.3	3,811
ESO Solution, Inc.(5)	One stop	SF +	7.00%		N/A(6)	03/2027	—	(1)	—	—
HSI Halo Acquisition, Inc.#	One stop	SF +	5.75%	(m)	9.83%	08/2026	1,505	1,484	0.1	1,466
HSI Halo Acquisition, Inc.#	One stop	SF +	5.75%	(m)	9.83%	08/2026	794	786	0.1	773
HSI Halo Acquisition, Inc.~	One stop	SF +	5.75%	(m)	9.83%	08/2026	523	519	—	509
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(m)	9.86%	08/2026	503	497	—	490
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(m)	9.84%	08/2026	365	360	—	355
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(m)	9.83%	08/2026	305	302	—	297
HSI Halo Acquisition, Inc.	One stop	L +	5.75%	(a)	8.31%	09/2025	8	7	—	7
Nextech Holdings, LLC~+	One stop	L +	5.50%	(a)(b)	8.31%	06/2025	17,491	17,415	1.4	17,316
Nextech Holdings, LLC+	One stop	L +	5.50%	(a)(b)	8.31%	06/2025	709	706	0.1	702
Nextech Holdings, LLC(5)	One stop	L +	5.50%		N/A(6)	06/2025	—	(1)	—	(3)
Plasma Buyer LLC#	One stop	SF +	5.75%	(l)	9.30%	05/2029	2,797	2,744	0.2	2,741
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)	05/2028	—	(1)	—	(1)
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)	05/2029	—	(7)	—	(15)
Qgenda Intermediate Holdings, LLC+	One stop	L +	5.00%	(b)	8.67%	06/2025	5,666	5,631	0.4	5,552
Qgenda Intermediate Holdings, LLC~	One stop	L +	5.00%	(b)	8.67%	06/2025	4,987	4,987	0.4	4,887
Qgenda Intermediate Holdings, LLC~	One stop	L +	5.00%	(b)	8.67%	06/2025	2,413	2,413	0.2	2,365
Qgenda Intermediate Holdings, LLC+	One stop	L +	5.00%	(b)	8.67%	06/2025	676	673	0.1	662
Qgenda Intermediate Holdings, LLC(5)	One stop	L +	5.00%		N/A(6)	06/2025	—	—	—	(2)
Transaction Data Systems, Inc.~+	One stop	L +	4.50%	(b)	8.17%	02/2026	11,201	11,044	0.9	10,978
Transaction Data Systems, Inc.(5)	One stop	L +	4.50%		N/A(6)	02/2026	—	(1)	—	(3)
Veranex, Inc.#	Senior secured	SF +	4.75%	(m)	7.52%	04/2028	200	198	—	198
Veranex, Inc.(5)	Senior secured	P +	3.75%		N/A(6)	04/2028	—	—	—	(1)
Veranex, Inc.(5)	Senior secured	SF +	4.75%		N/A(6)	04/2028	—	(17)	—	(37)
							58,305	57,835	4.5	57,324
Healthcare Equipment and Supplies
Aspen Medical Products, LLC~	One stop	L +	5.00%	(b)	7.39%	06/2025	937	933	0.1	928
Aspen Medical Products, LLC#	One stop	L +	5.00%	(b)	7.39%	06/2025	60	60	—	60
Aspen Medical Products, LLC	One stop	L +	5.00%		N/A(6)	06/2025	—	—	—	—
Baduhenna Bidco Limited(8)(10)	One stop	SF +	6.50%	(j)	9.61%	08/2028	2,330	2,296	0.2	2,330
Baduhenna Bidco Limited(8)(9)(10)	One stop	E +	6.45%	(e)	6.70%	08/2028	1,221	1,453	0.1	1,207
Baduhenna Bidco Limited(8)(9)(10)	One stop	SF +	6.50%	(i)	8.76%	08/2028	340	416	—	338
Baduhenna Bidco Limited(8)(9)(10)	One stop	E +	6.45%	(e)	7.64%	08/2028	291	325	—	288
Baduhenna Bidco Limited(5)(8)(9)(10)	One stop	SF +	6.50%		N/A(6)	08/2028	—	(7)	—	(3)
Belmont Instrument, LLC#	One stop	SF +	6.25%	(l)	9.69%	08/2028	4,900	4,852	0.4	4,851
Belmont Instrument, LLC(5)	One stop	SF +	6.25%		N/A(6)	08/2028	—	(1)	—	(1)
Blades Buyer, Inc.#~	Senior secured	SF +	4.75%	(l)(m)	7.43%	03/2028	2,492	2,459	0.2	2,428
Blades Buyer, Inc.	Senior secured	SF +	4.75%	(k)	7.47%	03/2028	23	22	—	19
Blades Buyer, Inc.(5)	Senior secured	SF +	4.75%		N/A(6)	03/2028	—	(5)	—	(29)
Blades Buyer, Inc.	Senior secured	SF +	4.75%		N/A(6)	03/2028	—	—	—	—
Blue River Pet Care, LLC~	One stop	L +	5.00%	(a)	8.12%	07/2026	13,056	12,927	1.0	12,925
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Blue River Pet Care, LLC	One stop	L +	5.00%	(a)	7.94%	07/2026	$2,785	$2,761	0.2%	$2,757
Blue River Pet Care, LLC	One stop	L +	5.00%	(a)	8.12%	07/2026	2,677	2,654	0.2	2,650
Blue River Pet Care, LLC(5)	One stop	L +	5.00%		N/A(6)	08/2025	—	(1)	—	(2)
Blue River Pet Care, LLC(5)	One stop	L +	5.00%		N/A(6)	07/2026	—	(152)	—	(177)
CCSL Holdings, LLC~	One stop	SF +	6.50%	(k)	9.63%	12/2026	6,101	6,046	0.5	6,040
CCSL Holdings, LLC	One stop	SF +	6.50%	(k)	9.63%	12/2026	1,647	1,633	0.1	1,630
CCSL Holdings, LLC#(8)(9)	One stop	SN +	6.50%	(i)	8.79%	12/2026	874	976	0.1	865
CCSL Holdings, LLC	One stop	SF +	6.50%	(d)(k)	9.73%	12/2026	115	113	—	113
CCSL Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)	12/2026	—	(6)	—	(6)
CCSL Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)	12/2026	—	(10)	—	(10)
CMI Parent Inc.~+	Senior secured	L +	4.25%	(b)	7.26%	08/2025	14,210	14,119	1.1	14,068
CMI Parent Inc.+	Senior secured	L +	4.25%	(b)	7.92%	08/2025	6,804	6,753	0.5	6,736
CMI Parent Inc.#	Senior secured	SF +	4.75%	(l)	8.30%	08/2025	6,194	6,132	0.5	6,132
CMI Parent Inc.(5)	Senior secured	L +	4.25%		N/A(6)	08/2025	—	(1)	—	(2)
							67,057	66,747	5.2	66,135

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC	One stop	L +	5.50%	(a)	8.36%				12/2027	$2,851	$2,777	0.2%	$2,596
AAH TOPCO, LLC	Subordinated debt	N/A			11.50%	PIK			12/2031	1,089	1,070	0.1	1,034
AAH TOPCO, LLC #	One stop	L +	5.50%	(a)	8.58%				12/2027	521	517	0.1	505
AAH TOPCO, LLC (5)	One stop	L +	5.50%		N/A(6)				12/2027	—	(1)	—	(2)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	Subordinated debt	L +	10.50%	(a)	13.62%				03/2028	8,509	8,318	0.7	8,509
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L +	6.13%	(b)	9.80%				03/2027	1,843	1,825	0.1	1,764
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	L +	6.13%	(b)	9.80%				03/2027	1,541	1,519	0.2	1,474
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	Subordinated debt	L +	10.50%	(a)	13.62%				03/2028	744	734	0.1	744
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	L +	6.25%	(a)	9.37%				03/2027	441	429	—	403
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	Subordinated debt	L +	10.50%	(a)	13.62%				03/2028	284	281	—	284
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	L +	6.00%		N/A(6)				03/2027	—	(1)	—	(3)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	L +	6.25%		N/A(6)				03/2027	—	(3)	—	(13)
Community Care Partners, LLC#	One stop	SF +	5.75%	(k)	8.89%				06/2026	1,212	1,202	0.1	1,200
Community Care Partners, LLC(5)	One stop	SF +	5.75%		N/A(6)				06/2026	—	(1)	—	(2)
CRH Healthcare Purchaser, Inc.#	Senior secured	L +	4.50%	(b)	8.17%				12/2024	3,926	3,899	0.3	3,926
CRH Healthcare Purchaser, Inc.~	Senior secured	L +	4.50%	(b)	8.17%				12/2024	1,673	1,662	0.1	1,673
CRH Healthcare Purchaser, Inc.#	Senior secured	L +	4.50%	(b)	8.17%				12/2024	1,252	1,243	0.1	1,252
CRH Healthcare Purchaser, Inc.#	Senior secured	L +	4.50%	(b)	8.17%				12/2024	848	841	0.1	848
CRH Healthcare Purchaser, Inc.	Senior secured	L +	4.50%	(b)	8.10%				12/2024	25	24	—	25
Datix Bidco Limited(8)(9)(10)	Senior secured	SN +	4.50%	(i)	6.69%				04/2025	21,067	25,397	1.6	20,014
Datix Bidco Limited(8)(9)(10)	Second lien	SN +	7.75%	(i)	9.94%				04/2026	7,476	9,001	0.6	7,102
Datix Bidco Limited(8)(9)(10)	Senior secured	SN +	4.50%	(i)	6.69%				04/2025	3,902	4,668	0.3	3,707
Datix Bidco Limited(8)(10)	Senior secured	SF +	4.50%	(l)	7.04%				04/2025	183	182	—	174
Datix Bidco Limited(5)(8)(10)	Second lien	SF +	7.75%		N/A(6)				04/2026	—	(1)	—	(3)
Datix Bidco Limited(5)(8)(10)	Senior secured	SF +	4.50%		N/A(6)				09/2024	—	(1)	—	(2)
Elite Dental Partners LLC	One stop	SF +	5.25%	(b)(l)	8.80%	PIK			06/2023	1,802	1,796	0.1	1,713
Elite Dental Partners LLC	One stop	SF +	12.00%	(l)	15.55%	PIK			06/2023	458	458	—	453
Elite Dental Partners LLC	One stop	SF +	5.25%	(b)(l)	8.80%	PIK			06/2023	194	194	—	194
Emerge Intermediate, Inc.	One stop	SF +	6.50%	(l)	9.70%	cash/	0.50%	PIK	05/2024	2,307	2,287	0.2	2,307
Emerge Intermediate, Inc.#	One stop	SF +	6.50%	(l)	9.70%	cash/	0.50%	PIK	05/2024	219	218	—	219
Emerge Intermediate, Inc.(5)	One stop	SF +	6.50%		N/A(6)				05/2024	—	(1)	—	—
Encorevet Group LLC	One stop	L +	6.75%	(a)	9.87%				11/2024	14,630	14,553	1.1	14,338
Encorevet Group LLC	One stop	L +	6.75%	(a)	9.87%				11/2024	7,530	7,481	0.6	7,379
Encorevet Group LLC~	Senior secured	L +	6.75%	(a)	9.87%				11/2024	3,971	3,954	0.3	3,891
Encorevet Group LLC	One stop	L +	6.75%	(a)	9.87%				11/2024	1,980	1,967	0.2	1,941
Encorevet Group LLC~	Senior secured	L +	6.75%	(a)	9.87%				11/2024	1,782	1,782	0.1	1,747
Encorevet Group LLC~	Senior secured	L +	6.75%	(a)	9.87%				11/2024	1,109	1,105	0.1	1,087
Encorevet Group LLC	Senior secured	L +	6.75%	(a)	9.87%				11/2024	921	917	0.1	903
Encorevet Group LLC	One stop	L +	6.75%	(a)	9.87%				11/2024	656	651	0.1	643
Encorevet Group LLC	One stop	L +	6.75%	(a)	9.87%				11/2024	628	623	—	615
Encorevet Group LLC	One stop	L +	6.75%	(a)	9.87%				11/2024	568	564	—	557
Encorevet Group LLC	One stop	L +	6.75%	(a)	9.87%				11/2024	391	389	—	383
Encorevet Group LLC	One stop	L +	6.75%	(a)	9.87%				11/2024	244	242	—	239
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Encorevet Group LLC	Senior secured	L +	6.75%	(a)	9.87%				11/2024	$158	$158	—%	$155
Encorevet Group LLC	One stop	L +	6.75%	(a)	9.87%				11/2024	119	118	—	117
Encorevet Group LLC(5)	Senior secured	L +	6.75%		N/A(6)				11/2024	—	—	—	(1)
Encorevet Group LLC(5)	One stop	L +	6.75%		N/A(6)				11/2024	—	(2)	—	—
ERC Topco Holdings, LLC#	One stop	L +	5.50%	(b)	9.17%				11/2028	18,218	18,072	1.4	17,671
ERC Topco Holdings, LLC(5)	One stop	L +	5.50%		N/A(6)				11/2027	—	(1)	—	(5)
ERC Topco Holdings, LLC(5)	One stop	L +	5.50%		N/A(6)				11/2028	—	(30)	—	(102)
Eyecare Services Partners Holdings LLC	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	4,077	4,059	0.2	2,651
Eyecare Services Partners Holdings LLC	One stop	L +	9.25%	(a)	4.12%	cash/	8.25%	PIK	05/2023	1,214	1,214	0.1	789
Eyecare Services Partners Holdings LLC	One stop	L +	9.25%	(a)	4.14%	cash/	8.25%	PIK	05/2023	127	126	—	66
Eyecare Services Partners Holdings LLC	One stop	L +	9.25%	(a)	4.14%	cash/	8.25%	PIK	05/2023	91	90	—	91
Eyecare Services Partners Holdings LLC	One stop	L +	9.25%	(a)	4.14%	cash/	8.25%	PIK	05/2023	91	90	—	59
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	4.50%	(h)	8.67%				03/2027	3,594	3,847	0.3	3,594
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	4.50%	(h)	8.67%				03/2027	2,631	2,716	0.2	2,631
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	4.50%	(h)	8.67%				03/2027	2,447	2,641	0.2	2,447
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(12)	One stop	L +	4.50%	(b)	8.17%				03/2027	1,101	1,090	0.1	1,101
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(9)(12)	One stop	C +	4.50%	(h)	7.26%				03/2027	758	778	0.1	758
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(5)(8)(9)(12)	One stop	C +	4.50%		N/A(6)				03/2027	—	(9)	—	—
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(5)(8)(12)	One stop	SF +	4.50%		N/A(6)				03/2027	—	(4)	—	—
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%	(l)	7.63%				12/2026	926	906	0.1	878
Heartland Veterinary Partners LLC#	Senior secured	SF +	4.75%	(l)	7.63%				12/2026	383	379	—	375
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Klick Inc.#(8)(12)	Senior secured	L +	4.50%	(b)	8.17%				03/2028	3,913	3,883	0.3	3,913
Klick Inc.(5)(8)(12)	Senior secured	L +	4.50%		N/A(6)				03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC~	Senior secured	L +	5.25%	(b)	8.92%				05/2025	794	789	0.1	794
Krueger-Gilbert Health Physics, LLC~	Senior secured	L +	5.25%	(b)	8.92%				05/2025	466	464	—	466
Krueger-Gilbert Health Physics, LLC~	Senior secured	L +	5.25%	(b)	8.92%				05/2025	126	125	—	126
Krueger-Gilbert Health Physics, LLC	Senior secured	L +	5.25%	(b)	8.92%				05/2025	30	30	—	30
Krueger-Gilbert Health Physics, LLC	Senior secured	L +	5.25%		N/A(6)				05/2025	—	—	—	—
Krueger-Gilbert Health Physics, LLC(5)	Senior secured	L +	5.25%		N/A(6)				05/2025	—	(4)	—	—
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(9)(12)	One stop	C +	5.50%	(h)	9.67%				05/2028	6,874	7,745	0.5	6,736
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2028	1,676	1,657	0.1	1,643
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2028	1,108	1,099	0.1	1,086
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C +	5.50%	(h)	9.67%				05/2028	419	460	—	411
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C +	5.50%	(h)	9.67%				05/2028	218	226	—	201
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C +	5.50%	(h)	9.65%				05/2026	103	106	—	100
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2028	78	76	—	68
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(12)	One stop	L +	5.50%	(b)	9.17%				05/2026	60	60	—	59
Suveto Buyer, LLC	One stop	L +	5.00%	(b)	8.67%				09/2027	7,787	7,693	0.6	7,446
Suveto Buyer, LLC	One stop	L +	5.00%	(b)	8.66%				09/2027	64	62	—	58
										158,428	165,469	12.0	152,230
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(m)	9.19%				08/2028	$3,868	$3,831	0.3%	$3,830
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	(1)
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(10)	—	(10)
BJH Holdings III Corp.#~	One stop	L +	4.50%	(a)	7.58%				08/2025	21,155	20,985	1.7	20,732
BJH Holdings III Corp.	One stop	L +	4.50%	(a)	7.59%				08/2025	35	31	—	27
Davidson Hotel Company, LLC#	One stop	L +	5.25%	(a)	8.37%				07/2024	1,757	1,749	0.2	1,757
Davidson Hotel Company, LLC	One stop	L +	5.25%	(a)	8.37%				07/2024	429	428	—	429
Davidson Hotel Company, LLC	One stop	L +	5.25%		N/A(6)				07/2024	—	—	—	—
EOS Fitness Opco Holdings, LLC#	One stop	SF +	4.75%	(m)	7.58%				01/2026	1,902	1,885	0.2	1,902
EOS Fitness Opco Holdings, LLC	One stop	SF +	4.75%	(c)(m)	7.58%				01/2026	365	361	—	365
EOS Fitness Opco Holdings, LLC	One stop	SF +	4.75%	(c)(m)	7.58%				01/2026	4	4	—	4
EOS Fitness Opco Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)				01/2026	—	(2)	—	—
Freddy's Frozen Custard LLC#~	One stop	L +	5.00%	(b)	8.16%				03/2027	3,589	3,563	0.3	3,589
Freddy's Frozen Custard LLC(5)	One stop	L +	5.00%		N/A(6)				03/2027	—	(1)	—	—
Harri US LLC+	One stop	L +	10.00%	(b)	8.91%	cash/	4.00%	PIK	08/2026	346	309	—	347
Harri US LLC	One stop	L +	10.00%		N/A(6)				08/2026	—	—	—	—
Harri US LLC(5)	One stop	L +	10.00%		N/A(6)				08/2026	—	(2)	—	2
Health Buyer, LLC#	Senior secured	SF +	5.25%	(m)	7.98%				04/2029	1,348	1,329	0.1	1,267
Health Buyer, LLC	Senior secured	SF +	5.25%	(k)	8.03%				04/2028	2	2	—	1
SSRG Holdings, LLC#~	One stop	SF +	4.75%	(l)	8.45%				11/2025	6,946	6,909	0.5	6,946
SSRG Holdings, LLC	One stop	SF +	4.75%	(l)	8.45%				11/2025	20	20	—	20
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF +	5.25%	(l)	7.98%				09/2026	9,452	9,365	0.7	9,452
Tropical Smoothie Cafe Holdings, LLC~	One stop	SF +	5.25%	(k)(l)	8.26%				09/2026	5,443	5,387	0.4	5,443
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF +	5.25%	(k)(l)	8.01%				09/2026	2,338	2,315	0.2	2,338
Tropical Smoothie Cafe Holdings, LLC(5)	One stop	SF +	4.25%		N/A(6)				09/2026	—	(1)	—	—
										58,999	58,456	4.6	58,440

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
Groundworks LLC	Senior secured	L +	5.00%	(b)	7.08%	01/2026	$1,379	$1,365	0.1%	$1,379
Groundworks LLC	Senior secured	L +	5.00%	(b)	7.81%	01/2026	623	616	0.1	623
Groundworks LLC#	Senior secured	L +	5.00%	(b)	7.81%	01/2026	415	412	0.1	415
Groundworks LLC	Senior secured	L +	5.00%	(b)	7.81%	01/2026	370	366	—	370
Groundworks LLC	Senior secured	L +	5.00%	(b)	7.81%	01/2026	264	245	—	264
Groundworks LLC#	Senior secured	L +	5.00%	(b)	7.81%	01/2026	219	216	—	219
Groundworks LLC	Senior secured	L +	5.00%		N/A(6)	01/2026	—	—	—	—
							3,270	3,220	0.3	3,270
Household Products
WU Holdco, Inc.~	One stop	L +	5.50%	(b)	9.17%	03/2026	1,209	1,203	0.1	1,173
WU Holdco, Inc.#	One stop	L +	5.50%	(b)	9.17%	03/2026	430	430	—	417
WU Holdco, Inc.	One stop	L +	5.50%	(b)	9.17%	03/2026	112	110	—	108
WU Holdco, Inc.	One stop	L +	5.50%	(b)(c)	8.11%	03/2025	15	15	—	14
							1,766	1,758	0.1	1,712
Industrial Conglomerates
Arch Global CCT Holdings Corp.#	Senior secured	L +	4.75%	(a)	7.87%	04/2026	905	903	0.1	896
Arch Global CCT Holdings Corp.	Senior secured	L +	4.75%	(b)	8.42%	04/2026	474	471	—	469
Arch Global CCT Holdings Corp.	Senior secured	L +	4.75%	(b)	8.42%	04/2026	255	254	—	250
Arch Global CCT Holdings Corp.	Senior secured	L +	4.75%		N/A(6)	04/2025	—	—	—	—
Dwyer Instruments, Inc.#	One stop	L +	6.00%	(b)	9.67%	07/2027	2,024	1,986	0.2	1,984
Dwyer Instruments, Inc.	One stop	L +	5.50%	(c)	8.38%	07/2027	7	6	—	6
Dwyer Instruments, Inc.(5)	One stop	L +	6.00%		N/A(6)	07/2027	—	(5)	—	(5)
Essential Services Holdings Corporation	One stop	L +	5.75%	(a)(b)	8.07%	11/2026	12,119	11,985	0.9	11,676
Essential Services Holdings Corporation(5)	One stop	L +	5.75%		N/A(6)	11/2025	—	(1)	—	(2)
Excelitas Technologies Corp.#	One stop	SF +	5.75%	(l)	8.59%	08/2029	3,485	3,416	0.3	3,450
Excelitas Technologies Corp.#(8)(9)	One stop	E +	5.75%	(e)	6.08%	08/2029	564	583	—	559
Excelitas Technologies Corp.	One stop	SF +	5.75%	(l)	8.59%	08/2028	92	87	—	89
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)	08/2029	—	(7)	—	(7)
Madison Safety & Flow LLC#	Senior secured	SF +	3.60%	(k)	6.63%	03/2025	164	163	—	164
Madison Safety & Flow LLC	Senior secured	SF +	3.60%	(k)(l)	6.64%	03/2025	2	2	—	2
Specialty Measurement Bidco Limited#(8)(10)	One stop	L +	5.75%	(b)	8.82%	11/2027	3,185	3,121	0.3	3,185
Specialty Measurement Bidco Limited#(8)(9)(10)	One stop	E +	5.75%	(e)	6.75%	11/2027	2,623	3,123	0.2	2,623
Specialty Measurement Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	11/2027	—	(16)	—	—
							25,899	26,071	2.0	25,339
Insurance
Alera Group, Inc.#	One stop	SF +	6.00%	(l)	9.06%	10/2028	10,777	10,685	0.8	10,321
Alera Group, Inc.	One stop	SF +	6.00%	(k)(l)	9.06%	10/2028	3,063	3,023	0.3	2,933
Alera Group, Inc.	One stop	SF +	6.00%	(k)(l)	9.07%	10/2028	2,627	2,601	0.2	2,479
AMBA Buyer, Inc.#	One stop	SF +	5.25%	(l)(m)	9.33%	07/2027	1,372	1,361	0.1	1,358
AMBA Buyer, Inc.	One stop	SF +	5.25%	(m)	6.43%	07/2027	409	407	0.1	404
AMBA Buyer, Inc.#	One stop	SF +	5.25%	(l)(m)	9.33%	07/2027	342	339	0.1	339
AMBA Buyer, Inc.	One stop	SF +	5.25%		N/A(6)	07/2027	—	—	—	—
AMBA Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)	07/2027	—	(2)	—	(4)
Captive Resources Midco, LLC#	One stop	SF +	5.50%	(k)	8.53%	07/2029	4,813	4,720	0.4	4,716
Captive Resources Midco, LLC(5)	One stop	SF +	5.50%		N/A(6)	07/2028	—	(4)	—	(4)
Integrity Marketing Acquisition, LLC	Senior secured	L +	5.50%	(c)	7.58%	08/2025	1,381	1,363	0.1	1,368
Integrity Marketing Acquisition, LLC	Senior secured	L +	5.75%	(c)	8.85%	08/2025	913	906	0.1	910
Integrity Marketing Acquisition, LLC	Senior secured	L +	5.75%	(c)	7.87%	08/2025	688	679	0.1	686
Integrity Marketing Acquisition, LLC	Senior secured	L +	5.50%	(b)(c)	8.67%	08/2025	688	682	0.2	682
Integrity Marketing Acquisition, LLC	One stop	SF +	5.75%	(l)	8.56%	08/2025	584	566	—	573
Integrity Marketing Acquisition, LLC~	One stop	L +	5.75%	(c)	7.83%	08/2025	356	352	—	355
Integrity Marketing Acquisition, LLC	Senior secured	L +	5.75%	(c)	7.40%	08/2025	312	310	—	311
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Integrity Marketing Acquisition, LLC	One stop	L +	5.75%	(c)	7.74%	08/2025	$189	$187	—%	$188
Integrity Marketing Acquisition, LLC	One stop	L +	5.75%		N/A(6)	08/2025	—	—	—	—
J.S. Held Holdings, LLC~+	One stop	L +	5.50%	(b)	9.17%	07/2025	18,399	18,192	1.4	18,278
J.S. Held Holdings, LLC	One stop	L +	5.50%	(b)	9.17%	07/2025	4,033	3,979	0.3	4,007
J.S. Held Holdings, LLC#	One stop	SF +	5.50%	(l)	9.20%	07/2025	3,901	3,835	0.3	3,862
J.S. Held Holdings, LLC	One stop	SF +	5.50%	(l)	9.20%	07/2025	640	599	—	592
J.S. Held Holdings, LLC	One stop	P +	4.50%	(d)	10.75%	07/2025	24	22	—	23
Keystone Agency Partners LLC	Senior secured	SF +	6.00%	(l)	9.70%	05/2027	2,751	2,713	0.2	2,696
Keystone Agency Partners LLC#	Senior secured	SF +	6.00%	(l)	9.70%	05/2027	782	771	0.1	766
Keystone Agency Partners LLC	Senior secured	SF +	6.00%	(l)	9.35%	05/2027	186	170	—	164
Long Term Care Group, Inc.#	One stop	L +	6.00%	(a)	8.82%	09/2027	1,268	1,247	0.1	1,268
Majesco~+	One stop	L +	7.25%	(b)	10.93%	09/2027	7,492	7,400	0.6	7,492
Majesco(5)	One stop	L +	7.25%		N/A(6)	09/2026	—	(2)	—	—
Norvax, LLC#+	Senior secured	L +	7.50%	(b)	11.18%	09/2025	12,705	12,595	0.9	11,689
Norvax, LLC#	Senior secured	L +	7.50%	(b)	11.18%	09/2025	4,152	4,085	0.3	3,820
Pareto Health Intermediate Holdings, Inc.#	One stop	L +	4.75%	(c)	7.63%	08/2025	3,109	3,086	0.2	3,046
Patriot Growth Insurance Services, LLC#	One stop	L +	5.50%	(b)	8.65%	10/2028	4,031	3,997	0.3	3,946
Patriot Growth Insurance Services, LLC	One stop	L +	5.50%	(c)	9.31%	10/2028	262	251	—	248
Patriot Growth Insurance Services, LLC(5)	One stop	L +	5.50%		N/A(6)	10/2028	—	(1)	—	(1)
Patriot Growth Insurance Services, LLC(5)	One stop	L +	5.75%		N/A(6)	10/2028	—	(9)	—	(10)
People Corporation#(8)(9)(12)	One stop	C +	6.25%	(h)	9.87%	02/2028	5,291	5,693	0.4	5,291
People Corporation(8)(9)(12)	One stop	C +	6.25%	(h)	9.87%	02/2028	1,727	1,910	0.1	1,727
People Corporation(8)(9)(12)	One stop	C +	5.50%	(h)	9.13%	02/2028	1,253	1,327	0.1	1,115
People Corporation(8)(9)(12)	One stop	C +	6.25%	(h)	9.92%	02/2027	148	158	—	148
RSC Acquisition, Inc.~+	One stop	SF +	5.50%	(l)	8.31%	10/2026	12,212	12,054	0.9	11,968
RSC Acquisition, Inc.#	One stop	SF +	5.50%	(l)	9.05%	10/2026	3,840	3,808	0.3	3,762
RSC Acquisition, Inc.~+	One stop	SF +	5.50%	(l)	8.54%	10/2026	3,135	3,007	0.2	3,073
RSC Acquisition, Inc.	One stop	SF +	5.50%	(l)	8.55%	10/2026	515	510	—	505
RSC Acquisition, Inc.(5)	One stop	SF +	5.50%	(l)	9.20%	10/2026	47	25	—	(1)
RSC Acquisition, Inc.(5)	One stop	SF +	5.50%		N/A(6)	10/2026	—	(1)	—	(2)
Sunstar Insurance Group, LLC	Senior secured	SF +	6.00%	(l)	9.69%	10/2026	321	319	—	314
Sunstar Insurance Group, LLC#	Senior secured	SF +	6.00%	(l)	9.69%	10/2026	310	307	—	304
Sunstar Insurance Group, LLC	Senior secured	SF +	6.00%	(l)	9.69%	10/2026	157	155	—	154
Sunstar Insurance Group, LLC	Senior secured	SF +	6.00%	(l)	9.65%	10/2026	2	2	—	2
TigerRisk, LLC#	One stop	L +	4.75%	(a)	7.87%	06/2027	8,783	8,714	0.7	8,783
TigerRisk, LLC(5)	One stop	L +	4.75%		N/A(6)	06/2027	—	(1)	—	—
							129,990	129,092	9.9	126,644
Internet & Catalog Retail
Revalize, Inc.~+	One stop	L +	5.75%	(b)	9.42%	04/2027	5,922	5,876	0.5	5,743
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%	04/2027	3,466	3,439	0.2	3,362
Revalize, Inc.	One stop	L +	5.75%	(b)	9.42%	04/2027	2,049	2,037	0.2	1,987
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%	04/2027	1,718	1,705	0.1	1,667
Revalize, Inc.+	One stop	L +	5.75%	(b)	9.42%	04/2027	1,035	1,027	0.1	1,004
Revalize, Inc.#	One stop	L +	5.75%	(b)	9.42%	04/2027	800	792	0.1	775
Revalize, Inc.	One stop	L +	5.75%	(b)	9.42%	04/2027	228	227	—	222
Revalize, Inc.(5)	One stop	L +	5.75%		N/A(6)	04/2027	—	(5)	—	(37)
							15,218	15,098	1.2	14,723
IT Services
Acquia, Inc.+	One stop	L +	7.00%	(a)	9.63%	10/2025	2,442	2,425	0.2	2,442
Acquia, Inc.	One stop	L +	7.00%	(b)(c)	10.18%	10/2025	23	22	—	23
CivicPlus, LLC+	One stop	L +	6.00%	(a)	9.12%	08/2027	2,623	2,595	0.2	2,596
CivicPlus, LLC#	One stop	L +	6.00%	(a)	9.12%	08/2027	1,560	1,545	0.1	1,544
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
CivicPlus, LLC	One stop	L +	6.00%	(b)	9.67%				08/2027	$1,229	$1,216	0.1%	$1,217
CivicPlus, LLC	One stop	SF +	11.75%	(m)	14.38%				06/2034	202	197	—	200
CivicPlus, LLC(5)	One stop	L +	6.00%		N/A(6)				08/2027	—	(1)	—	(1)
Critical Start, Inc.#	One stop	SF +	5.75%	(k)	5.65%	cash/	3.13%	PIK	05/2028	1,673	1,657	0.2	1,656
Critical Start, Inc.(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(1)	—	(1)
Delinea Inc.+	One stop	L +	6.00%	(a)	9.12%				03/2028	6,497	6,421	0.5	6,042
Delinea Inc.+	One stop	L +	6.00%	(a)	9.12%				03/2028	3,812	3,774	0.3	3,545
Delinea Inc.	One stop	L +	6.00%	(a)	9.12%				03/2027	118	116	—	104
Episerver, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2026	4,901	4,848	0.4	4,705
Episerver, Inc.(8)(9)	One stop	E +	6.00%	(e)	7.19%				04/2026	3,948	4,600	0.3	3,817
Episerver, Inc.+	One stop	L +	5.75%	(b)	9.42%				04/2026	2,684	2,666	0.2	2,577
Episerver, Inc.#	One stop	L +	5.75%	(b)	9.42%				04/2026	1,519	1,500	0.1	1,458
Episerver, Inc.(5)	One stop	L +	5.75%		N/A(6)				04/2026	—	(3)	—	(14)
Episerver, Inc.(5)	One stop	L +	5.75%		N/A(6)				04/2026	—	(12)	—	(76)
Goldcup 31018 AB#(8)(9)(17)	One stop	E +	7.07%	(f)	3.57%	cash/	3.82%	PIK	07/2029	3,781	3,814	0.3	3,734
Goldcup 31018 AB(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				01/2029	—	(2)	—	(2)
Goldcup 31018 AB(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2029	—	(8)	—	(8)
Infinisource, Inc.#~	One stop	L +	5.25%	(c)	8.13%				10/2026	10,248	10,164	0.8	10,145
Infinisource, Inc.#	One stop	L +	5.25%	(c)	8.13%				10/2026	6,505	6,452	0.5	6,440
Infinisource, Inc.	One stop	L +	5.25%	(c)	8.13%				10/2026	4,890	4,851	0.4	4,841
Infinisource, Inc.	One stop	L +	5.25%	(c)	8.13%				10/2026	1,698	1,685	0.1	1,681
Infinisource, Inc.	One stop	L +	5.25%	(b)	8.92%				10/2026	1,438	1,427	0.1	1,424
Infinisource, Inc.#	One stop	L +	5.25%	(c)	8.13%				10/2026	1,212	1,200	0.1	1,200
Infinisource, Inc.	One stop	L +	5.25%	(b)	8.92%				10/2026	580	509	—	574
Infinisource, Inc.	One stop	L +	5.25%	(b)	8.92%				10/2026	386	319	—	305
Infinisource, Inc.(5)	One stop	L +	5.25%		N/A(6)				10/2026	—	(1)	—	(2)
Netwrix Corporation#	One stop	SF +	5.00%	(l)	7.90%				06/2029	1,775	1,759	0.1	1,757
Netwrix Corporation	One stop	SF +	5.00%	(l)	8.44%				06/2029	65	61	—	55
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(2)	—	(2)
PCS Intermediate II Holdings, LLC~	One stop	L +	5.25%	(c)	8.62%				01/2026	4,820	4,793	0.4	4,820
PCS Intermediate II Holdings, LLC#	One stop	L +	5.25%	(c)	8.62%				01/2026	705	700	0.1	705
PCS Intermediate II Holdings, LLC(5)	One stop	L +	5.25%		N/A(6)				01/2026	—	(1)	—	—
Recordxtechnologies, LLC#~	One stop	L +	5.50%	(b)	9.17%				12/2025	18,323	18,202	1.4	17,589
Recordxtechnologies, LLC	One stop	L +	5.50%	(b)	9.17%				12/2025	1,671	1,662	0.1	1,604
Recordxtechnologies, LLC	One stop	L +	5.50%	(b)	9.17%				12/2025	140	139	—	132
Red Dawn SEI Buyer, Inc.#~	Senior secured	L +	4.25%	(c)	8.42%				11/2025	13,302	13,216	1.0	12,945
Red Dawn SEI Buyer, Inc.#(8)(9)	Senior secured	SN +	4.50%	(i)	6.69%				11/2025	7,739	9,436	0.6	7,584
Red Dawn SEI Buyer, Inc.	Senior secured	L +	4.25%	(c)	8.42%				11/2025	2,365	2,353	0.2	2,302
Red Dawn SEI Buyer, Inc.	Senior secured	L +	4.50%	(c)	8.67%				11/2025	2,205	2,190	0.2	2,161
Red Dawn SEI Buyer, Inc.	Senior secured	L +	4.50%	(b)(c)	8.67%				11/2025	1,328	1,317	0.1	1,301
Red Dawn SEI Buyer, Inc.(5)	Senior secured	L +	4.25%		N/A(6)				11/2025	—	(2)	—	(7)
Red Dawn SEI Buyer, Inc.(5)	Senior secured	L +	4.50%		N/A(6)				11/2025	—	(16)	—	(36)
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(l)	14.30%				10/2026	567	556	—	567
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(l)	14.30%				10/2026	26	26	—	26
ReliaQuest Holdings, LLC(5)	One stop	SF +	10.75%		N/A(6)				10/2026	—	(1)	—	—
Saturn Borrower Inc.#~	One stop	L +	6.50%	(b)	10.17%				09/2026	7,954	7,793	0.6	7,557
Saturn Borrower Inc.	One stop	L +	6.50%	(b)	10.17%				09/2026	103	101	—	98
Zarya Holdco, Inc.#	Senior secured	SF +	6.50%	(k)	9.63%				07/2027	2,495	2,495	0.2	2,495
Zarya Holdco, Inc.	Senior secured	SF +	6.50%		N/A(6)				07/2027	—	—	—	—
										129,552	130,752	9.9	125,819
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC	One stop	L +	6.25%	(b)(c)	8.13%	cash/	1.00%	PIK	09/2024	$1,455	$1,451	0.1%	$1,455
WBZ Investment LLC	One stop	L +	6.25%	(b)(c)	8.13%	cash/	1.00%	PIK	09/2024	482	481	0.1	482
WBZ Investment LLC	One stop	L +	6.25%	(b)(c)	8.13%	cash/	1.00%	PIK	09/2024	335	334	—	335
WBZ Investment LLC	One stop	L +	6.25%	(c)	8.13%	cash/	1.00%	PIK	09/2024	173	172	—	173
WBZ Investment LLC	One stop	L +	6.25%		N/A(6)				09/2024	—	—	—	—
										2,445	2,438	0.2	2,445
Life Sciences Tools & Services
Covaris Intermediate 3, LLC#	One stop	L +	4.75%	(b)	7.56%				01/2028	368	364	—	368
Covaris Intermediate 3, LLC	One stop	L +	5.25%	(a)	8.37%				01/2028	18	18	—	18
Covaris Intermediate 3, LLC(5)	One stop	L +	4.75%		N/A(6)				01/2028	—	(37)	—	—
PAS Parent Inc.#~	One stop	L +	5.50%	(a)(b)	8.62%				12/2028	18,434	18,136	1.4	17,879
PAS Parent Inc.	One stop	P +	4.50%	(a)(d)	10.07%				12/2027	161	149	—	151
PAS Parent Inc.(5)	One stop	L +	5.50%		N/A(6)				12/2028	—	(70)	—	(126)
Reaction Biology Corporation	One stop	SF +	5.25%	(m)	9.48%				03/2029	867	800	0.1	650
Reaction Biology Corporation#	One stop	SF +	5.25%	(m)	9.48%				03/2029	517	513	0.1	502
Reaction Biology Corporation(5)	One stop	P +	4.25%		N/A(6)				03/2029	—	(1)	—	(5)
Unchained Labs, LLC	Senior secured	L +	5.50%	(a)	8.62%				08/2027	430	418	—	430
Unchained Labs, LLC#	Senior secured	L +	5.50%	(a)	8.62%				08/2027	363	357	—	363
Unchained Labs, LLC	Senior secured	L +	5.50%		N/A(6)				08/2027	—	—	—	—
										21,158	20,647	1.6	20,230
Machinery
Bad Boy Mowers Acquisition, LLC#	Senior secured	L +	4.25%	(b)	7.38%				03/2028	730	729	0.1	730
Blackbird Purchaser, Inc.#~	Senior secured	L +	4.50%	(a)	7.62%				04/2026	6,594	6,519	0.5	6,528
Blackbird Purchaser, Inc.	Senior secured	L +	4.50%	(a)	7.62%				10/2025	29	28	—	28
Blackbird Purchaser, Inc.(5)	Senior secured	L +	4.50%		N/A(6)				04/2026	—	(12)	—	(14)
Chase Industries, Inc.(7)	Senior secured	L +	7.00%	(c)	9.88%				05/2025	1,955	1,941	0.1	1,598
Chase Industries, Inc.(7)	Senior secured	L +	7.00%	(b)	10.67%				05/2025	338	336	—	277
Chase Industries, Inc.(7)	Senior secured	L +	7.00%	(c)	9.80%				05/2025	174	174	—	140
										9,820	9,715	0.7	9,287
Marine
Project Nike Purchaser, LLC#	One stop	SF +	6.00%	(l)	9.55%				04/2029	9,705	9,614	0.7	9,414
Project Nike Purchaser, LLC(5)	One stop	P +	5.00%		N/A(6)				04/2029	—	(2)	—	(8)
Project Nike Purchaser, LLC(5)	One stop	P +	5.00%		N/A(6)				04/2029	—	(47)	—	(151)
										9,705	9,565	0.7	9,255
Media
Triple Lift, Inc.#	One stop	SF +	5.50%	(l)(m)	9.36%				05/2028	2,107	2,074	0.2	2,107
Triple Lift, Inc.#	One stop	SF +	5.50%	(m)	9.61%				05/2028	456	448	—	456
Triple Lift, Inc.	One stop	SF +	5.75%	(j)	8.74%				05/2028	27	26	—	27
										2,590	2,548	0.2	2,590
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.#(8)(12)	One stop	L +	6.75%	(b)	9.70%				05/2025	5,566	5,514	0.4	5,566
3ES Innovation, Inc.(8)(12)	One stop	L +	6.75%	(b)	9.92%				05/2025	40	39	—	40
Envernus, Inc.~+	Senior secured	L +	4.50%	(a)	7.62%				07/2025	11,839	11,666	0.9	11,602
Envernus, Inc.~+	Senior secured	L +	4.25%	(a)	7.37%				07/2025	9,629	9,575	0.8	9,377
Envernus, Inc.	Senior secured	L +	4.50%	(a)	7.62%				09/2024	70	66	—	67
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Envernus, Inc.	Senior secured	L +	4.25%	(a)	7.37%				09/2024	$43	$42	—%	$41
Project Power Buyer, LLC~	One stop	L +	6.00%	(b)	9.68%				05/2026	3,821	3,793	0.3	3,821
Project Power Buyer, LLC	One stop	L +	6.00%		N/A(6)				05/2025	—	—	—	—
										31,008	30,695	2.4	30,514
Paper & Forest Products
Messenger, LLC#~	One stop	SF +	5.75%	(k)	8.88%				12/2027	4,844	4,801	0.4	4,844
Messenger, LLC~	One stop	SF +	5.75%	(k)	8.50%				12/2027	1,474	1,461	0.1	1,474
Messenger, LLC	One stop	SF +	5.75%	(k)	8.88%				12/2027	739	732	0.1	739
Messenger, LLC	One stop	P +	4.75%	(d)	11.00%				12/2027	34	33	—	34
										7,091	7,027	0.6	7,091
Pharmaceuticals
ACP Ulysses Buyer, Inc.#~	One stop	SF +	5.25%	(l)	8.95%				02/2026	10,311	10,228	0.8	10,156
ACP Ulysses Buyer, Inc.#	One stop	SF +	5.25%	(l)	8.95%				02/2026	446	437	—	439
Amalthea Parent, Inc.#~+(8)(12)	One stop	L +	4.75%	(a)	7.87%				03/2027	22,601	22,397	1.8	22,374
Amalthea Parent, Inc.(5)(8)(12)	One stop	SF +	4.75%		N/A(6)				03/2027	—	(3)	—	(3)
Amalthea Parent, Inc.(5)(8)(12)	One stop	SF +	4.75%		N/A(6)				03/2027	—	(9)	—	(7)
Amalthea Parent, Inc.(5)(8)(12)	One stop	SF +	4.75%		N/A(6)				03/2027	—	(59)	—	(68)
Caerus Midco 3 S.A.R.L.#(8)(13)	One stop	SF +	5.50%	(m)	9.48%				05/2029	12,832	12,589	1.0	12,576
Caerus Midco 3 S.A.R.L.(5)(8)(13)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(5)	—	(5)
Caerus Midco 3 S.A.R.L.(5)(8)(13)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(18)	—	(39)
Cobalt Buyer Sub, Inc.#	One stop	L +	5.25%	(a)	8.37%				10/2028	4,514	4,437	0.3	4,289
Cobalt Buyer Sub, Inc.	One stop	L +	5.25%	(a)	8.37%				10/2028	1,376	1,350	0.1	1,301
Cobalt Buyer Sub, Inc.	One stop	L +	5.25%	(a)	8.37%				10/2027	36	34	—	32
Spark Bidco Limited#(8)(9)(10)	Senior secured	SN +	4.50%	(i)	6.69%				08/2028	9,418	11,458	0.7	9,418
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	4.50%	(i)	6.69%				08/2028	1,142	1,293	0.1	1,142
Spark Bidco Limited(5)(8)(9)(10)	Senior secured	SN +	4.50%		N/A(6)				02/2028	—	(2)	—	—
										62,676	64,127	4.8	61,605
Professional Services
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(k)(l)	7.80%				10/2027	1,551	1,525	0.1	1,551
DISA Holdings Corp.#	Senior secured	SF +	5.50%	(k)	8.18%				09/2028	1,184	1,161	0.1	1,160
DISA Holdings Corp.	Senior secured	SF +	5.50%	(k)	8.18%				09/2028	2	2	—	2
DISA Holdings Corp.(5)	Senior secured	SF +	5.50%		N/A(6)				09/2028	—	(3)	—	(3)
Eliassen Group, LLC#	One stop	SF +	5.75%	(l)	9.30%				04/2028	748	741	0.1	748
Eliassen Group, LLC	One stop	SF +	5.75%	(l)	9.13%				04/2028	66	64	—	66
Filevine, Inc.#	One stop	SF +	6.50%	(l)(m)	5.43%	cash/	2.50%	PIK	04/2027	2,568	2,528	0.2	2,571
Filevine, Inc.	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC#	One stop	L +	6.00%	(a)(b)	9.47%				09/2028	3,015	2,966	0.2	3,015
IG Investments Holdings, LLC(5)	One stop	L +	6.00%		N/A(6)				09/2027	—	(1)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.#~+	One stop	L +	5.25%	(a)(b)	8.06%				11/2028	27,129	26,951	2.1	26,315
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	L +	5.25%	(b)	8.10%				11/2028	75	74	—	68
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L +	5.25%		N/A(6)				11/2028	—	(51)	—	(236)
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	L +	5.25%		N/A(6)				11/2028	—	(11)	—	(49)
Net Health Acquisition Corp.#	One stop	L +	5.75%	(a)	8.87%				12/2025	1,451	1,441	0.1	1,436
Net Health Acquisition Corp.~	One stop	L +	5.75%	(a)	8.87%				12/2025	849	841	0.1	840
Net Health Acquisition Corp.~	One stop	L +	5.75%	(a)	8.87%				12/2025	730	724	0.1	723
Net Health Acquisition Corp.~	One stop	L +	5.75%	(a)	8.88%				12/2025	459	454	0.1	454
Net Health Acquisition Corp.~	One stop	L +	5.75%	(a)	8.87%				12/2025	108	108	—	107
Net Health Acquisition Corp.(5)	One stop	L +	5.75%		N/A(6)				12/2025	—	(1)	—	(2)
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	9.55%				04/2025	2,818	2,800	0.2	2,818
PlanSource Holdings, Inc.	One stop	L +	6.25%	(c)	9.55%				04/2025	556	553	—	556
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PlanSource Holdings, Inc.#	One stop	L +	6.25%	(c)	9.55%				04/2025	$484	$481	—%	$484
PlanSource Holdings, Inc.(5)	One stop	L +	6.25%		N/A(6)				04/2025	—	(1)	—	—
ProcessMAP Corporation#	One stop	L +	6.25%	(b)	6.17%	cash/	3.75%	PIK	12/2027	1,747	1,732	0.1	1,712
ProcessMAP Corporation(5)	One stop	L +	6.00%		N/A(6)				12/2027	—	—	—	(1)
Procure Acquireco, Inc.#~	One stop	L +	5.25%	(c)	8.00%				12/2028	7,803	7,733	0.6	7,803
Procure Acquireco, Inc.(5)	One stop	L +	5.25%		N/A(6)				12/2028	—	(1)	—	—
Procure Acquireco, Inc.(5)	One stop	L +	5.25%		N/A(6)				12/2028	—	(40)	—	—
										53,343	52,770	4.1	52,138

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.#	One stop	SF +	6.50%	(k)	9.53%				06/2029	$14,840	$14,697	1.2%	$14,543
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(2)	—	(3)
Appfire Technologies, LLC~+	One stop	SF +	5.50%	(k)	8.63%				03/2027	14,372	14,206	1.2	14,229
Appfire Technologies, LLC	One stop	SF +	5.50%	(k)	8.63%				03/2027	19	16	—	16
Appfire Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)				03/2027	—	(3)	—	(4)
Appfire Technologies, LLC(5)	One stop	SF +	5.00%		N/A(6)				03/2027	—	(20)	—	(28)
Apptio, Inc.+	One stop	L +	6.00%	(b)	8.46%				01/2025	12,605	12,508	1.0	12,479
Apptio, Inc.	One stop	L +	6.00%	(b)	8.46%				01/2025	38	38	—	38
Aras Corporation+	One stop	L +	7.00%	(b)	5.71%	cash/	3.75%	PIK	04/2027	5,554	5,513	0.4	5,554
Aras Corporation	One stop	L +	6.50%	(c)	9.50%				04/2027	31	30	—	31
Armstrong Bidco Limited#(8)(9)(10)	One stop	SN +	5.75%	(i)	7.94%				06/2029	1,656	1,765	0.1	1,607
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.75%	(i)	7.94%				06/2029	285	279	—	259
Auvik Networks Inc.+(8)(12)	One stop	SF +	5.75%	(l)	5.73%	cash/	2.75%	PIK	07/2027	3,026	3,002	0.2	2,938
Auvik Networks Inc.#(8)(12)	One stop	SF +	6.25%	(l)	5.73%	cash/	3.25%	PIK	07/2027	546	541	0.1	540
Auvik Networks Inc.(5)(8)(12)	One stop	SF +	5.75%		N/A(6)				07/2027	—	(1)	—	(2)
Axiom Merger Sub Inc.	One stop	L +	5.50%	(b)(c)	7.07%				04/2026	1,129	1,117	0.1	1,129
Axiom Merger Sub Inc.#	One stop	L +	5.50%	(c)	7.05%				04/2026	972	964	0.1	972
Axiom Merger Sub Inc.(8)(9)	One stop	E +	5.75%	(e)(f)	5.85%				04/2026	409	466	—	409
Axiom Merger Sub Inc.	One stop	L +	5.50%	(b)(c)	8.87%				04/2026	53	51	—	53
Axiom Merger Sub Inc.	One stop	L +	5.50%		N/A(6)				10/2025	—	—	—	—
Azul Systems, Inc.~	Senior secured	L +	4.50%	(b)	8.17%				04/2027	9,492	9,430	0.7	9,492
Azul Systems, Inc.	Senior secured	L +	4.50%		N/A(6)				04/2026	—	—	—	—
Bayshore Intermediate #2, L.P.+	One stop	L +	7.75%	(a)	10.43%				10/2028	27,639	27,148	2.2	27,639
Bayshore Intermediate #2, L.P.(5)	One stop	L +	6.75%		N/A(6)				10/2027	—	(3)	—	—
Bonterra LLC#+	One stop	L +	6.25%	(b)	9.92%				09/2027	25,775	25,458	2.0	25,517
Bonterra LLC	One stop	L +	6.25%	(b)	9.92%				09/2027	122	120	—	120
Bonterra LLC(5)	One stop	L +	6.25%		N/A(6)				09/2027	—	(39)	—	(61)
Bottomline Technologies, Inc.#	One stop	SF +	5.50%	(k)	8.35%				05/2029	13,737	13,478	1.0	13,325
Bottomline Technologies, Inc.(5)	One stop	SF +	5.50%		N/A(6)				05/2028	—	(4)	—	(6)
Bullhorn, Inc.#~	One stop	L +	5.75%	(b)	9.42%				09/2026	13,273	13,119	1.0	13,273
Bullhorn, Inc.#~	One stop	L +	5.75%	(b)	9.42%				09/2026	3,239	3,218	0.3	3,239
Bullhorn, Inc.(8)(9)	One stop	SN +	6.00%	(i)	8.19%				09/2026	2,150	2,342	0.2	2,150
Bullhorn, Inc.	One stop	L +	5.75%	(b)	9.42%				09/2026	1,455	1,439	0.1	1,455
Bullhorn, Inc.#(8)(9)	One stop	E +	5.75%	(e)	6.94%				09/2026	853	940	0.1	853
Bullhorn, Inc.	One stop	L +	5.75%	(b)	9.42%				09/2026	652	645	0.1	652
Bullhorn, Inc.	One stop	L +	5.75%	(b)	9.42%				09/2026	520	514	0.1	520
Bullhorn, Inc.	One stop	L +	5.75%	(b)	9.42%				09/2026	123	120	—	123
Burning Glass Intermediate Holdings Company, Inc.#	One stop	L +	5.00%	(a)	8.12%				06/2028	3,806	3,743	0.3	3,806
Burning Glass Intermediate Holdings Company, Inc.	One stop	L +	5.00%	(a)	8.12%				06/2026	28	26	—	28
Calabrio, Inc.#+	One stop	L +	7.00%	(b)	10.67%				04/2027	21,174	20,934	1.7	21,174
Calabrio, Inc.(5)	One stop	L +	7.00%		N/A(6)				04/2027	—	(3)	—	—
Community Brands Parentco LLC#	One stop	SF +	5.75%	(k)	8.88%				02/2028	2,568	2,522	0.2	2,517
Community Brands Parentco LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	(1)
Community Brands Parentco LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(3)	—	(7)
Daxko Acquisition Corporation~+	One stop	L +	5.50%	(a)	8.62%				10/2028	12,559	12,451	1.0	12,182
Daxko Acquisition Corporation	One stop	L +	5.50%	(a)	8.62%				10/2028	1,059	1,046	0.1	1,027
Daxko Acquisition Corporation(5)	One stop	L +	5.50%		N/A(6)				10/2027	—	(2)	—	(5)
Daxko Acquisition Corporation(5)	One stop	L +	5.50%		N/A(6)				10/2028	—	(4)	—	(15)
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diligent Corporation~+	One stop	L +	6.25%	(c)	9.13%				08/2025	$27,490	$27,323	2.1%	$27,218
Diligent Corporation+	One stop	L +	5.75%	(c)	8.63%				08/2025	2,335	2,319	0.2	2,283
Diligent Corporation	One stop	L +	6.25%	(c)	9.13%				08/2025	681	672	0.1	674
Diligent Corporation	One stop	L +	6.25%	(c)	8.49%				08/2025	435	434	—	427
Diligent Corporation	One stop	L +	6.25%	(c)	9.13%				08/2025	430	401	—	425
Dragon UK Bidco Limited#(8)(9)(10)	One stop	SN +	6.00%	(i)	8.19%				02/2029	6,297	7,333	0.5	5,919
Dragon UK Bidco Limited(8)(9)(10)	One stop	C +	6.00%	(h)	10.20%				02/2029	4,118	4,358	0.3	3,870
Dragon UK Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				02/2029	—	—	—	(89)
FirstUp, Inc.+	One stop	L +	6.75%	(b)	6.92%	cash/	3.50%	PIK	07/2027	3,314	3,289	0.3	3,314
FirstUp, Inc.(5)	One stop	L +	9.75%		N/A(6)				07/2027	—	(1)	—	—
Gainsight, Inc.+	One stop	L +	6.75%	(b)	9.56%	PIK			07/2027	4,299	4,242	0.3	4,255
Gainsight, Inc.(5)	One stop	L +	6.75%		N/A(6)				07/2027	—	(2)	—	(1)
GS Acquisitionco, Inc.#~+	One stop	L +	5.75%	(b)(c)	9.85%				05/2026	39,632	39,423	3.1	38,840
GS Acquisitionco, Inc.	One stop	L +	5.75%	(c)	9.46%				05/2026	122	122	—	119
GS Acquisitionco, Inc.(5)	One stop	L +	5.75%	(c)	N/A(6)				05/2026	—	(4)	—	(44)
GTY Technology Holdings, Inc.#	One stop	SF +	6.88%	(l)	9.81%	cash/	0.63%	PIK	07/2029	1,575	1,545	0.1	1,559
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.88%		N/A(6)				07/2029	—	(2)	—	(1)
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.88%		N/A(6)				07/2029	—	(12)	—	(12)
ICIMS, Inc.#	One stop	SF +	6.75%	(l)	9.49%				08/2028	3,824	3,759	0.3	3,791
ICIMS, Inc.(5)	One stop	SF +	6.75%		N/A(6)				08/2028	—	(3)	—	(1)
ICIMS, Inc.	One stop	SF +	6.75%		N/A(6)				08/2028	—	—	—	—
IQN Holding Corp. #	One stop	SF +	5.50%	(l)	8.41%				05/2029	7,603	7,516	0.6	7,527
IQN Holding Corp. (5)	One stop	SF +	5.50%		N/A(6)				05/2028	—	(1)	—	(1)
IQN Holding Corp. (5)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(27)	—	(36)
Island Bidco AB#(8)(9)(17)	One stop	E +	7.25%	(f)	0.23%	cash/	7.25%	PIK	07/2028	2,745	2,892	0.2	2,717
Island Bidco AB#(8)(17)	One stop	SF +	7.00%	(m)	6.09%	cash/	3.50%	PIK	07/2028	1,508	1,493	0.1	1,493
Island Bidco AB(8)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2028	—	(1)	—	(1)
Juvare, LLC~	One stop	L +	6.25%	(b)	9.92%				10/2026	3,012	2,986	0.2	2,981
Juvare, LLC	One stop	L +	6.25%	(b)	9.92%				10/2026	695	689	0.1	688
Juvare, LLC	One stop	L +	6.25%	(b)	9.92%				10/2026	221	212	—	212
Juvare, LLC	One stop	L +	6.25%	(b)	9.92%				04/2026	45	45	—	45
Kaseya Inc.#+	One stop	SF +	5.75%	(m)	8.29%				06/2029	13,893	13,693	1.1	13,615
Kaseya Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(4)	—	(5)
Kaseya Inc.(5)	One stop	SF +	5.75%		N/A(6)				06/2029	—	(8)	—	(17)
Mindbody, Inc.+	One stop	L +	8.50%	(b)	10.64%	cash/	1.50%	PIK	02/2025	12,113	12,067	1.0	12,113
Mindbody, Inc.+	One stop	L +	8.50%	(b)	10.64%	cash/	1.50%	PIK	02/2025	1,363	1,354	0.1	1,363
Mindbody, Inc.	One stop	L +	8.00%		N/A(6)				02/2025	—	—	—	—
Ministry Brands Holdings LLC#	One stop	L +	5.50%	(b)	9.17%				12/2028	9,727	9,640	0.7	9,435
Ministry Brands Holdings LLC(5)	One stop	L +	5.50%		N/A(6)				12/2027	—	(2)	—	(5)
Ministry Brands Holdings LLC(5)	One stop	L +	5.50%		N/A(6)				12/2028	—	(79)	—	(267)
Neo Bidco GMBH#(8)(9)(13)	One stop	E +	6.00%	(e)	6.00%				07/2028	2,501	2,979	0.2	2,426
Neo Bidco GMBH(8)(13)	One stop	L +	6.00%	(b)	9.29%				01/2028	59	59	—	58
Neo Bidco GMBH(8)(9)(13)	One stop	E +	6.00%		N/A(6)				01/2028	—	—	—	—
Newscycle Solutions, Inc.	Senior secured	L +	7.00%	(b)	10.67%				12/2022	53	53	—	53
PDI TA Holdings, Inc.~+	One stop	L +	4.50%	(b)	7.16%				10/2024	3,332	3,313	0.3	3,265
PDI TA Holdings, Inc.#	Second lien	L +	8.50%	(b)	11.49%				10/2025	1,356	1,343	0.1	1,356
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
PDI TA Holdings, Inc.	One stop	L +	4.50%	(b)(c)	6.98%	10/2024	$443	$442	—%	$434
PDI TA Holdings, Inc.(8)(9)	One stop	SN +	4.50%	(i)	6.81%	10/2024	392	473	—	384
PDI TA Holdings, Inc.#	Second lien	L +	8.50%	(b)	11.49%	10/2025	274	272	—	274
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	7.16%	10/2024	273	271	—	268
PDI TA Holdings, Inc.	One stop	L +	4.50%	(b)	7.16%	10/2024	204	200	—	189
PDI TA Holdings, Inc.	Second lien	L +	8.50%	(b)	11.49%	10/2025	149	148	—	149
Personify, Inc.~	One stop	L +	5.25%	(b)	8.92%	09/2024	3,085	3,075	0.2	3,085
Personify, Inc.#	One stop	L +	5.25%	(b)	8.92%	09/2024	1,859	1,849	0.1	1,859
Personify, Inc.	One stop	L +	5.25%		N/A(6)	09/2024	—	—	—	—
Pluralsight, LLC+	One stop	L +	8.00%	(a)	10.68%	03/2027	9,346	9,275	0.7	9,346
Pluralsight, LLC(5)	One stop	L +	8.00%		N/A(6)	03/2027	—	(1)	—	—
ProcessUnity Holdings, LLC+	One stop	L +	6.00%	(b)	9.67%	09/2028	1,793	1,777	0.1	1,793
ProcessUnity Holdings, LLC	One stop	L +	6.00%	(a)	9.11%	09/2028	23	22	—	23
ProcessUnity Holdings, LLC(5)	One stop	L +	6.00%		N/A(6)	09/2028	—	(3)	—	—
Pyramid Healthcare Acquisition Corp.#	One stop	L +	4.75%	(b)(c)	7.56%	05/2027	7,246	7,191	0.6	7,246
Pyramid Healthcare Acquisition Corp.	One stop	L +	4.75%	(b)	7.91%	05/2027	344	342	—	344
Pyramid Healthcare Acquisition Corp.	One stop	L +	4.75%	(a)	7.30%	05/2027	213	211	—	213
Pyramid Healthcare Acquisition Corp.	One stop	L +	4.75%	(b)	7.56%	05/2027	71	70	—	71
Pyramid Healthcare Acquisition Corp.	One stop	L +	4.75%	(b)	7.56%	05/2027	62	62	—	62
Pyramid Healthcare Acquisition Corp.	One stop	L +	4.75%	(b)	8.42%	05/2027	58	58	—	58
Pyramid Healthcare Acquisition Corp.	One stop	L +	4.75%	(b)	7.82%	05/2027	58	58	—	58
Pyramid Healthcare Acquisition Corp.	One stop	L +	4.75%	(a)	7.87%	05/2027	40	27	—	40
Pyramid Healthcare Acquisition Corp.	One stop	L +	4.75%	(b)	7.56%	05/2027	23	23	—	23
Pyramid Healthcare Acquisition Corp.(5)	One stop	L +	4.75%		N/A(6)	05/2027	—	(2)	—	—
QAD, Inc.#	One stop	L +	6.00%	(a)	9.12%	11/2027	34,662	34,367	2.7	33,968
QAD, Inc.(5)	One stop	L +	6.00%		N/A(6)	11/2027	—	(4)	—	(9)
Quant Buyer, Inc.	One stop	SF +	5.50%	(l)	8.47%	06/2029	1,492	1,478	0.1	1,441
Quant Buyer, Inc.#	One stop	SF +	5.50%	(l)	8.47%	06/2029	1,257	1,245	0.1	1,214
Quant Buyer, Inc.#	One stop	SF +	6.00%	(l)	8.97%	06/2029	1,050	1,039	0.1	1,039
Quant Buyer, Inc.(5)	One stop	SF +	5.50%		N/A(6)	06/2029	—	(1)	—	(5)
Quant Buyer, Inc.	One stop	SF +	6.00%		N/A(6)	06/2029	—	—	—	—
Rainforest Bidco Limited(8)(9)(10)	One stop	SN +	5.75%	(i)	7.94%	07/2029	9,926	10,304	0.8	9,790
Rainforest Bidco Limited(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	01/2029	—	—	—	—
Rainforest Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	07/2029	—	(40)	—	(39)
RegEd Aquireco, LLC#	Senior secured	L +	4.25%	(b)	7.06%	12/2024	1,192	1,188	0.1	1,109
RegEd Aquireco, LLC	Senior secured	L +	4.25%	(b)(d)	7.87%	12/2024	118	117	—	110
Riskonnect Parent, LLC#	One stop	SF +	5.50%	(m)	9.73%	12/2028	36,151	35,830	2.8	35,789
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)	12/2028	—	(3)	—	(4)
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)	12/2028	—	(16)	—	(17)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	L +	6.25%	(a)	9.37%	05/2027	1,760	1,746	0.1	1,760
Rodeo Buyer Company & Absorb Software Inc.(5)	One stop	L +	6.25%		N/A(6)	05/2027	—	(1)	—	—
SailPoint Technologies Holdings, Inc.#	One stop	SF +	6.25%	(k)	9.10%	08/2029	4,827	4,733	0.4	4,779
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)	08/2028	—	(3)	—	(2)
Sapphire Bidco Oy(8)(9)(16)	One stop	E +	6.00%	(e)	6.00%	04/2029	14,689	14,822	1.1	14,542
Sonatype, Inc.#	One stop	SF +	6.75%	(k)	9.47%	12/2025	15,238	15,144	1.2	15,238
Sonatype, Inc.+	One stop	SF +	6.75%	(k)	9.47%	12/2025	12,912	12,843	1.0	12,912
Sonatype, Inc.(5)	One stop	SF +	6.75%		N/A(6)	12/2025	—	(1)	—	—
Spartan Buyer Acquisition Co.#+	One stop	L +	6.25%	(a)	9.37%	12/2026	12,547	12,437	1.0	12,296
Spartan Buyer Acquisition Co.#	One stop	L +	6.25%	(a)	9.37%	12/2026	806	793	0.1	790
Spartan Buyer Acquisition Co.	One stop	P +	5.25%	(d)	11.50%	12/2026	48	46	—	43
Tahoe Bidco B.V. +	One stop	L +	6.00%	(a)	8.68%	09/2028	5,122	5,078	0.4	5,122
Tahoe Bidco B.V. (5)	One stop	L +	6.00%		N/A(6)	10/2027	—	(1)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Telesoft Holdings LLC#~+	One stop	L +	5.75%	(b)(c)	8.61%				12/2025	$20,743	$20,488	1.6%	$20,393
Telesoft Holdings LLC#	One stop	L +	6.25%	(b)	9.03%				08/2028	1,396	1,379	0.1	1,382
Telesoft Holdings LLC(5)	One stop	L +	5.75%		N/A(6)				12/2025	—	(3)	—	(4)
Templafy APS and Templafy, LLC#(8)(18)	One stop	SF +	6.50%	(m)	9.64%				07/2028	1,629	1,586	0.1	1,583
Templafy APS and Templafy, LLC(8)(18)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(8)(18)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(9)	—	(9)
TI Intermediate Holdings, LLC~	Senior secured	L +	4.25%	(a)	7.37%				12/2024	804	800	0.1	799
TI Intermediate Holdings, LLC#	Senior secured	L +	4.25%	(a)	7.37%				12/2024	216	213	—	215
TI Intermediate Holdings, LLC	Senior secured	L +	4.25%	(a)	7.37%				12/2024	101	100	—	101
TI Intermediate Holdings, LLC	Senior secured	L +	4.50%	(a)	7.62%				12/2024	55	54	—	55
TI Intermediate Holdings, LLC#	Senior secured	L +	4.50%	(a)	7.62%				12/2024	37	37	—	37
TI Intermediate Holdings, LLC	Senior secured	L +	4.25%	(a)	7.37%				12/2024	11	10	—	10
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	9.13%				03/2025	1,920	1,905	0.2	1,920
Togetherwork Holdings, LLC#	One stop	L +	6.25%	(c)	9.13%				03/2025	1,270	1,263	0.1	1,270
Togetherwork Holdings, LLC#	One stop	L +	6.25%	(c)	9.13%				03/2025	852	846	0.1	852
Togetherwork Holdings, LLC	One stop	L +	6.25%	(c)	9.13%				03/2025	741	736	0.1	741
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	9.13%				03/2025	491	487	—	491
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	9.13%				03/2025	469	465	—	469
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	9.13%				03/2025	464	460	—	464
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	9.13%				03/2025	432	429	—	432
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	9.13%				03/2025	396	393	—	396
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	9.13%				03/2025	297	295	—	297
Togetherwork Holdings, LLC#	One stop	L +	6.25%	(c)	9.55%				03/2025	208	206	—	208
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	9.13%				03/2025	198	196	—	198
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	9.13%				03/2025	179	177	—	179
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	9.13%				03/2025	83	83	—	83
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	9.13%				03/2025	81	80	—	81
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	9.13%				03/2025	17	17	—	17
Togetherwork Holdings, LLC~	One stop	L +	6.25%	(c)	9.13%				03/2025	16	16	—	16
Togetherwork Holdings, LLC(5)	One stop	L +	6.25%		N/A(6)				03/2024	—	(1)	—	—
Trintech, Inc.~	One stop	L +	6.00%	(a)	9.12%				12/2024	2,058	2,051	0.2	2,038
Trintech, Inc.~	One stop	L +	6.00%	(a)	9.12%				12/2024	1,024	1,021	0.1	1,014
Trintech, Inc.	One stop	L +	6.00%	(a)	9.12%				12/2024	49	49	—	49
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)	One stop	N/A			4.50%	cash/	4.70%	PIK	05/2024	1,825	2,131	0.1	1,606
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)	One stop	N/A			4.50%	cash/	4.70%	PIK	05/2024	61	71	—	53
Vendavo, Inc.#	One stop	L +	5.75%	(b)	8.99%				09/2027	8,330	8,270	0.6	7,997
Vendavo, Inc.	One stop	P +	4.75%	(d)	11.00%				09/2027	40	39	—	34
WebPT, Inc.	One stop	L +	6.75%	(b)	9.82%				01/2028	305	301	—	302
Workforce Software, LLC+	One stop	L +	7.25%	(b)	7.32%	cash/	3.00%	PIK	07/2025	11,351	11,217	0.9	11,351
Workforce Software, LLC+	One stop	L +	7.25%	(b)	7.32%	cash/	3.00%	PIK	07/2025	2,007	2,007	0.2	2,007
Workforce Software, LLC#	One stop	L +	7.25%	(b)	7.32%	cash/	3.00%	PIK	07/2025	1,425	1,403	0.1	1,425
Workforce Software, LLC	One stop	L +	7.25%	(b)	7.32%	cash/	3.00%	PIK	07/2025	924	904	0.1	924
Workforce Software, LLC	One stop	L +	6.50%	(b)	9.57%				07/2025	59	58	—	59
										592,854	590,419	45.9	584,638
Specialty Retail
Ave Holdings III, Corp#	One stop	SF +	5.50%	(l)	9.20%				02/2028	1,669	1,639	0.2	1,619
Ave Holdings III, Corp	One stop	SF +	5.50%	(l)	8.71%				02/2028	1,485	1,317	0.1	975
Ave Holdings III, Corp	One stop	P +	4.50%	(d)	10.75%				02/2028	14	12	—	10
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
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Jet Equipment & Tools Ltd.#(8)(12)	One stop	SF +	6.50%	(l)	10.20%				11/2024	$262	$256	—%	$259
Jet Equipment & Tools Ltd.(8)(12)	One stop	SF +	5.75%	(d)(k)	9.82%				11/2024	197	197	—	192
Jet Equipment & Tools Ltd.(8)(9)(12)	One stop	CP +	4.75%	(n)	10.20%				11/2024	25	27	—	24
PPV Intermediate Holdings, LLC#	One stop	SF +	5.75%	(l)(m)	9.29%				08/2029	3,713	3,642	0.3	3,639
PPV Intermediate Holdings, LLC	One stop	N/A			13.00%				08/2030	459	448	—	448
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(8)	—	(8)
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(11)	—	(9)
PPV Intermediate Holdings, LLC(5)	One stop	N/A			13.00%				08/2030	—	(2)	—	(2)
Salon Lofts Group, LLC#	One stop	SF +	5.75%	(l)	9.30%				08/2028	1,788	1,770	0.1	1,770
Salon Lofts Group, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(2)	—	(2)
Salon Lofts Group, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(9)	—	(9)
Sola Franchise, LLC and Sola Salon Studios, LLC#~	One stop	SF +	4.75%	(l)	8.45%				10/2024	1,851	1,840	0.1	1,851
Sola Franchise, LLC and Sola Salon Studios, LLC~	One stop	SF +	4.75%	(l)	8.45%				10/2024	657	654	0.1	657
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	SF +	4.75%		N/A(6)				10/2024	—	—	—	—
Titan Fitness, LLC#	One stop	L +	6.75%	(a)(b)	7.56%	cash/	2.00%	PIK	02/2025	6,764	6,726	0.5	6,358
Titan Fitness, LLC	One stop	L +	6.75%	(b)	7.00%	cash/	2.00%	PIK	02/2025	798	793	0.1	750
Titan Fitness, LLC	One stop	L +	6.75%	(b)	7.00%	cash/	2.00%	PIK	02/2025	245	243	—	229
Vermont Aus Pty Ltd(8)(11)	One stop	SF +	5.50%	(l)	9.20%				03/2028	1,903	1,877	0.1	1,903
Vermont Aus Pty Ltd(8)(9)(11)	One stop	A +	5.75%	(g)	8.86%				03/2028	1,662	1,910	0.1	1,662
VSG Acquisition Corp. and Sherrill, Inc.#	One stop	SF +	5.50%	(l)	9.31%				04/2028	4,052	3,996	0.3	4,012
VSG Acquisition Corp. and Sherrill, Inc.	One stop	L +	5.50%	(b)	9.31%				04/2028	101	31	—	51
VSG Acquisition Corp. and Sherrill, Inc.	One stop	P +	4.50%	(d)	10.75%				04/2028	69	67	—	68
										112,169	115,360	8.6	110,044
Textiles, Apparel and Luxury Goods
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	393	389	0.1	366
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	196	194	—	182
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	172	170	—	160
Dollfus Mieg Company, Inc.(5)(8)(9)(10)	One stop	E +	6.00%		N/A(6)				03/2028	—	(8)	—	(42)
QF Holdings, Inc.	One stop	L +	6.25%	(c)	10.43%				12/2027	305	301	—	305
										1,066	1,046	0.1	971
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.	One stop	L +	5.50%	(b)	9.01%				06/2028	6,352	6,252	0.5	6,098
Marcone Yellowstone Buyer Inc.#	One stop	L +	5.50%	(b)	9.17%				06/2028	6,003	5,896	0.5	5,763
Marcone Yellowstone Buyer Inc.#	One stop	L +	5.50%	(b)	9.17%				06/2028	1,370	1,348	0.1	1,315
Marcone Yellowstone Buyer Inc.	One stop	L +	5.50%	(b)	8.92%				06/2028	881	860	0.1	795
										14,606	14,356	1.2	13,971
Water Utilities
S.J. Electro Systems, LLC#	Senior secured	L +	4.50%	(a)	7.62%				06/2027	2,154	2,137	0.2	2,089
S.J. Electro Systems, LLC	Senior secured	L +	4.50%	(a)	7.62%				06/2027	1,129	1,099	0.1	1,095
S.J. Electro Systems, LLC	Senior secured	L +	4.50%	(a)	7.62%				06/2027	110	108	—	104
Vessco Midco Holdings, LLC	Senior secured	L +	4.50%	(b)	7.77%				11/2026	248	235	—	226
Vessco Midco Holdings, LLC#	Senior secured	L +	4.50%	(a)	7.62%				11/2026	88	88	—	86
Vessco Midco Holdings, LLC	Senior secured	P +	3.50%	(d)	9.75%				10/2026	2	2	—	2
										3,731	3,669	0.3	3,602
Total debt investments										$2,236,034	$2,240,115	172.3%	$2,192,016
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
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles, Apparel and Luxury Goods
MakerSights, Inc.	Preferred stock	N/A	N/A		N/A	16	$85	—%	$85

Total equity investments							$107,972	9.7%	$124,087

Total investments							$2,348,087	182.0%	$2,316,103

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			2.81%	(22)			$9,910	0.8%	$9,910
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (CUSIP 61747C707)			2.81%	(22)			2,095	0.2	2,095
Total money market funds							$12,005	1.0%	$12,005

Total investments and money market funds							$2,360,092	183.0%	$2,328,108

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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for the interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Consolidation: As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, Golub Capital 3 Holdings LLC (“GBDC 3 Holdings”), GBDC 3 Funding LLC (“GBDC 3 Funding”), GBDC 3 Funding II LLC (“GBDC 3 Funding II”), Golub Capital BDC 3 CLO 1 Depositor LLC (“2021 CLO Depositor”), Golub Capital BDC 3 CLO 1 LLC (“2021 Issuer”), Golub Capital BDC 3 ABS 2022-1 Depositor LLC (“2022 ABS 2022-1 Depositor”), Golub Capital BDC 3 ABS 2022-1 LLC (“2022 Issuer”), Golub Capital BDC 3 CLO 2 Depositor LLC (“2022 CLO 2 Depositor”), Golub Capital BDC 3 CLO 2 LLC (“2022-2 Issuer”) GBDC 3 Holdings Coinvest, Inc., GBDC 3 Holdings ED Coinvest, Inc., GCBH 3 North Haven Stack Buyer Coinvest Inc., GBDC 3 Quick Quack Coinvest LLC and GBDC3F Loan Subsidiary A LLC in its consolidated financial statements.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2023, interest income included $1,914 and $4,024, respectively, of accretion of discounts and amortization of premiums. For the three and six months ended March 31, 2022, interest income included $1,714 and $3,874, respectively, of accretion of discounts and amortization of premiums. For the three and six months ended March 31, 2023, the Company received loan origination fees of $2,120 and $4,771, respectively. For the three and six months ended March 31, 2022, the Company received loan origination fees of $2,103 and $10,483, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2023, interest income included $3,549 and $5,976, respectively, of PIK interest and the Company capitalized PIK interest of $3,819 and $6,147, respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2022, interest income included $1,291 and $2,467, respectively, of PIK interest and the Company capitalized PIK interest of $1,585 and $2,284, respectively, into the principal balance of certain debt investments.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2023, fee income included $0 and $35, respectively, of prepayment premiums, which fees are non-recurring. For the three and six months ended March 31, 2022, fee income included $71 and $560, respectively, of prepayment premiums, which fees are non-recurring.

For the three and six months ended March 31, 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $26,928 and $76,933, respectively. For the three and six months ended March 31, 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $31,166 and $55,837, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and six months ended March 31, 2023, the Company recognized PIK and non-cash dividend income of $2,049 and $3,932, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2022, the Company had no capitalized PIK and non-cash dividends. For the three and six months ended March 31, 2023 and 2022, the Company received no cash payments of accrued and capitalized preferred dividends in cash.

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

For the three and six months ended March 31, 2023, the Company recorded dividend income received in cash of $2 and $8, respectively, and return of capital cash distributions of $294 and $294, respectively. For the three and six months ended March 31, 2022, the Company recorded dividend income received in cash of $2 and $55, respectively, and return of capital cash distributions of $1 and $214, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $4,653 and $2,015 as of March 31, 2023 and September 30, 2022, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2023, the Company recorded a reversal of the accrual for U.S. federal excise tax expense of $25. For the six months ended March 31, 2023, the Company recorded $630 for U.S. federal excise tax expense. For the three and six months ended March 31, 2022, the Company did not record any U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2023. The Company’s tax returns for the 2019 through 2021 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2023 and September 30, 2022, the Company had deferred debt issuance costs of $4,588 and $3,055, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2023 was $933 and $1,856, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2022 was $812 and $1,499, respectively.

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

As of March 31, 2023 and September 30, 2022, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2023		As of September 30, 2022
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$1,388,271	$1,249,821	$1,388,271	$1,209,808

As of March 31, 2023 and September 30, 2022, the ratio of total contributed capital to total capital subscriptions was 90.0% and 87.1%, respectively, and the Company had uncalled capital commitments of $138,450 and $178,463, respectively.

The following table summarizes the shares of GBDC 3 common stock issued for the six months ended March 31, 2023 and 2022.

	Date	Shares Issued	NAV ($) per share	Proceeds ($)

Shares issued for the six months ended March 31, 2022
Issuance of shares	10/15/21	2,133,529.599	15.00	32,003
Issuance of shares	10/28/21	9,104,398.823	15.00	136,566
Issuance of shares	12/20/21	2,154,764.294	15.00	32,321
Issuance of shares	01/24/22	3,482,175.051	15.00	52,233
Issuance of shares	03/24/22	2,107,222.533	15.00	31,608
Shares issued for capital drawdowns		18,982,090.300		284,731
Issuance of shares	11/22/21	316,630.174	15.00	4,749
Issuance of shares	12/27/21	407,110.101	15.00	6,107
Issuance of shares	02/28/22	199,720.003	15.00	2,996
Issuance of shares	03/23/22	178,035.741	15.00	2,670
Shares issued through DRIP		1,101,496.019		16,522

Shares issued for the six months ended March 31, 2023
Issuance of shares	11/14/22	1,343,605.140	14.89	20,006	(1)
Issuance of shares	02/23/23	1,355,455.904	14.76	20,007	(1)
Shares issued for capital drawdowns		2,699,061.044		40,013
Issuance of shares	12/20/22	362,642.468	14.89	5,399	(1)
Shares issued through DRIP		362,642.468		5,399

(1)Proceeds reflect unrounded NAV per share multiplied by number of shares issued.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC 3. The Board most recently reapproved the Investment Advisory Agreement in May 2023. The Investment Adviser is a registered investment adviser with the SEC. The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds, securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian, but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GBDC 3, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods ending on or prior to the earlier of (1) the date of pricing of an initial public offering or listing on a national securities exchange of the shares of common stock of GBDC 3 or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement as described above.

For the three and six months ended March 31, 2023, the base management fee incurred by the Company was $8,343 and $16,675, respectively, and the base management fees irrevocably waived by the Investment Adviser were $2,276 and $4,548, respectively. For the three and six months ended March 31, 2022, the base management fee incurred by the Company was $6,785 and $12,608, respectively, and the base management fees irrevocably waived by the Investment Adviser were $1,851 and $3,439, respectively.

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

For the three and six months ended March 31, 2023, the Income Incentive Fee incurred was $7,513 and $14,343, respectively. For the three and six months ended March 31, 2022, the Income Incentive Fee incurred was $2,718 and $5,932, respectively.

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

For the three and six months ended March 31, 2023, the Income Incentive Fee waived was $1,878 and $3,586, respectively. For the three and six months ended March 31, 2022, the Income Incentive Fee waived was $735 and $861, respectively.

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

For the three and six months ended March 31, 2023 and 2022, the Company did not accrue a Capital Gain Incentive Fee. As of March 31, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2023, the Company did not accrue a capital gain incentive fee under GAAP. For the three and six months ended March 31, 2022, the accrual for capital gain incentive fee under GAAP was $1,169 and $2,691, respectively. For the three and six months ended March 31, 2022, the accrual for the capital gain incentive fee waiver under GAAP was $292 and $673, respectively. As of March 31, 2023 and September 30, 2022, there was no accrual for the capital gain incentive fee (net of waiver) under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the three and six months ended March 31, 2023, the Company deposited $1,707 and $3,099, respectively, into the Escrow Account. For the three and six months ended March 31, 2022, the Company deposited $1,029 and $1,814, respectively, into the Escrow Account. As of March 31, 2023, the Company has made deposits totaling $10,943 into the Escrow Account since inception.

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

Included in accounts payable and accrued expenses is $847 and $772, as of March 31, 2023 and September 30, 2022, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2023 were $705 and $1,359, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2022 were $623 and $948, respectively.

As of March 31, 2023 and September 30, 2022, included in accounts payable and accrued expenses were $1,180 and $654, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. Subsequently, GCOP LLC entered into Subscription Agreements with capital commitments of $10,000 and $13,000 on October 1, 2018 and January 1, 2020, respectively. On May 19, 2022, GCOP LLC entered into an agreement to purchase an existing stockholder’s $125 subscription commitment and the 8,005.409 shares of common stock held by such stockholder. As of March 31, 2023, GCOP LLC has an aggregate commitment of $23,136. As of March 31, 2023, the Company has issued 1,543,367.762 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $23,136 and has also issued 282,754.249 shares to GCOP LLC through the DRIP.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of March 31, 2023, the Company has issued 1,834,523.315 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27,500.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2023, permits the Company to borrow a maximum of $40,000 and expires on September 29, 2023. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 5.    Investments

Investments as of March 31, 2023 and September 30, 2022 consisted of the following:

	As of March 31, 2023			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$227,899	$230,760	$222,707	$247,068	$254,207	$240,945
One stop	2,149,652	2,130,852	2,096,703	1,969,085	1,964,742	1,931,622
Second lien	10,091	10,844	9,759	9,255	10,763	8,878
Subordinated debt	15,095	14,892	14,980	10,626	10,403	10,571
Equity	N/A	120,894	130,467	N/A	107,972	124,087
Total	$2,402,737	$2,508,242	$2,474,616	$2,236,034	$2,348,087	$2,316,103

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

	As of March 31, 2023		As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$423,724	16.9%	$404,141	17.2%
Midwest	452,770	18.1	406,233	17.3
Northeast	169,271	6.7	157,143	6.7
Southeast	547,290	21.8	507,188	21.6
Southwest	203,822	8.1	184,151	7.8
West	372,813	14.9	381,613	16.3
Canada	83,073	3.3	79,962	3.4
United Kingdom	171,049	6.8	149,195	6.4
Australia	4,053	0.2	4,067	0.2
Luxembourg	25,215	1.0	23,131	1.0
Netherlands	29,966	1.2	26,382	1.1
Finland	14,838	0.6	14,822	0.6
Sweden	8,483	0.3	8,188	0.3
Israel	262	0.0 *	262	0.0 *
Denmark	1,613	0.1	1,609	0.1
Total	$2,508,242	100.0%	$2,348,087	100.0%

Fair Value:
United States
Mid-Atlantic	$419,027	16.9%	$403,013	17.4%
Midwest	444,572	18.0	401,381	17.3
Northeast	167,696	6.8	156,633	6.8
Southeast	545,830	22.0	508,050	22.0
Southwest	203,133	8.2	183,989	7.9
West	370,254	15.0	384,110	16.6
Canada	80,810	3.3	77,457	3.3
United Kingdom	160,709	6.5	128,119	5.5
Australia	3,901	0.2	3,868	0.2
Luxembourg	24,435	1.0	22,277	1.0
Netherlands	27,272	1.1	22,863	1.0
Finland	16,086	0.6	14,542	0.6
Sweden	8,967	0.3	7,933	0.3
Israel	273	0.0 *	262	0.0 *
Denmark	1,651	0.1	1,606	0.1
Total	$2,474,616	100.0%	$2,316,103	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2023 and September 30, 2022 were as follows:

	As of March 31, 2023			As of September 30, 2022
Amortized Cost:
Aerospace and Defense	$9,923	0.4%		$—	—%
Airlines	7,502	0.3		7,527	0.3
Auto Components	15,542	0.6		11,511	0.5
Automobiles	140,596	5.6		134,671	5.8
Beverages	12,320	0.5		12,256	0.5
Biotechnology	422	0.0	*	422	0.0	*
Building Products	45,670	1.8		44,967	1.9
Chemicals	42,883	1.7		42,844	1.8
Commercial Services and Supplies	82,946	3.3		71,080	3.0
Communications Equipment	4,918	0.2		4,911	0.2
Containers and Packaging	56,340	2.2		54,529	2.3
Distributors	—	—		2,560	0.1
Diversified Consumer Services	110,520	4.4		107,979	4.6
Diversified Financial Services	21,336	0.8		14,563	0.6
Diversified Telecommunication Services	628	0.0	*	630	0.0	*
Electronic Equipment, Instruments and Components	9,652	0.4		43,140	1.9
Food and Staples Retailing	6,433	0.3		7,978	0.3
Food Products	62,483	2.5		54,029	2.3
Healthcare Equipment and Supplies	80,726	3.2		67,390	2.9
Healthcare Providers and Services	177,682	7.1		167,756	7.2
Healthcare Technology	71,173	2.8		61,901	2.7
Hotels, Restaurants and Leisure	61,636	2.5		59,565	2.5
Household Durables	3,394	0.1		3,273	0.2
Household Products	1,751	0.1		1,758	0.1
Industrial Conglomerates	39,010	1.6		26,071	1.1
Insurance	127,302	5.1		129,216	5.5
Internet and Catalog Retail	33,265	1.3		29,735	1.3
IT Services	140,405	5.6		133,291	5.7
Leisure Products	2,511	0.1		2,509	0.1
Life Sciences Tools & Services	35,517	1.4		21,515	0.9
Machinery	10,283	0.4		9,715	0.4
Marine	9,602	0.4		9,565	0.4
Media	2,538	0.1		2,548	0.1
Oil, Gas and Consumable Fuels	40,237	1.6		30,695	1.3
Paper and Forest Products	7,227	0.3		7,240	0.3
Pharmaceuticals	80,107	3.2		67,687	2.9
Professional Services	57,509	2.3		54,439	2.3
Real Estate Management and Development	70,262	2.8		65,790	2.8
Road and Rail	12,088	0.5		12,255	0.5
Software	668,880	26.7		626,990	26.7
Specialty Retail	122,402	4.9		122,430	5.2
Textiles, Apparel and Luxury Goods	1,133	0.0	*	1,131	0.0	*
Trading Companies and Distributors	17,609	0.7		14,356	0.6
Water Utilities	3,879	0.2		3,669	0.2
Total	$2,508,242	100.0%		$2,348,087	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2023			As of September 30, 2022
Fair Value:
Aerospace and Defense	$10,015	0.4%		$—	—%
Airlines	7,223	0.3		7,261	0.3%
Auto Components	15,255	0.6		11,472	0.5
Automobiles	138,783	5.6		134,258	5.8
Beverages	12,379	0.5		12,240	0.5
Biotechnology	289	0.0	*	367	0.0	*
Building Products	45,962	1.9		45,990	2.0
Chemicals	41,195	1.7		40,617	1.9
Commercial Services and Supplies	84,671	3.4		70,342	3.0
Communications Equipment	4,898	0.2		4,803	0.2
Containers and Packaging	56,197	2.3		54,180	2.3
Distributors	—	—		2,560	0.1
Diversified Consumer Services	110,434	4.5		108,363	4.7
Diversified Financial Services	20,902	0.8		14,415	0.6
Diversified Telecommunication Services	634	0.0	*	637	0.0	*
Electronic Equipment, Instruments and Components	9,731	0.4		45,015	1.9
Food and Staples Retailing	6,733	0.3		8,675	0.4
Food Products	60,887	2.5		52,649	2.3
Healthcare Equipment and Supplies	81,109	3.3		67,692	2.9
Healthcare Providers and Services	164,033	6.6		155,169	6.7
Healthcare Technology	71,359	2.9		62,223	2.7
Hotels, Restaurants and Leisure	61,910	2.5		60,022	2.6
Household Durables	3,393	0.1		3,422	0.2
Household Products	1,687	0.1		1,712	0.1
Industrial Conglomerates	38,522	1.6		25,339	1.1
Insurance	125,283	5.1		126,809	5.5
Internet and Catalog Retail	32,212	1.3		29,719	1.3
IT Services	138,965	5.6		130,820	5.6
Leisure Products	2,565	0.1		2,575	0.1
Life Sciences Tools & Services	35,431	1.4		20,999	0.9
Machinery	10,253	0.4		9,287	0.4
Marine	9,133	0.4		9,255	0.4
Media	2,499	0.1		2,590	0.1
Oil, Gas and Consumable Fuels	40,517	1.6		30,514	1.3
Paper and Forest Products	6,933	0.3		7,283	0.3
Pharmaceuticals	77,932	3.1		65,832	2.8
Professional Services	57,256	2.3		53,993	2.3
Real Estate Management and Development	68,742	2.8		63,927	2.9
Road and Rail	12,081	0.5		12,460	0.5
Software	666,195	26.9		623,764	26.9
Specialty Retail	118,458	4.8		118,224	5.1
Textiles, Apparel and Luxury Goods	1,098	0.0	*	1,056	0.0	*
Trading Companies and Distributors	17,213	0.7		13,971	0.6
Water Utilities	3,649	0.1		3,602	0.2
Total	$2,474,616	100.0%		$2,316,103	100.0%

*	Represents an amount less than 0.1%

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

The outstanding forward currency contracts as of March 31, 2023 and September 30, 2022 were as follows:

As of March 31, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	53	—
Macquarie Bank Limited	€2,985	EUR	$3,740	USD	6/14/2024	417	—
Macquarie Bank Limited	£4,500	GBP	$6,182	USD	8/27/2024	582	—
Macquarie Bank Limited	$6,000	CAD	$4,717	USD	9/4/2024	240	—
Macquarie Bank Limited	£6,500	GBP	$8,567	USD	9/5/2024	501	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	218	—
Macquarie Bank Limited	£15,000	GBP	$20,258	USD	9/30/2024	1,613	—
Macquarie Bank Limited	£16,290	GBP	$21,848	USD	9/30/2024	1,611	—
Macquarie Bank Limited	€14,650	EUR	$17,567	USD	11/12/2024	1,237	—
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	351	—
Macquarie Bank Limited	€12,400	EUR	$14,586	USD	12/23/2024	772	—
Macquarie Bank Limited	£5,600	GBP	$7,321	USD	3/17/2025	381	—
Macquarie Bank Limited	$10,800	CAD	$8,235	USD	7/15/2024	197	—
Macquarie Bank Limited	€20,700	EUR	$22,363	USD	7/21/2025	—	(641)
Macquarie Bank Limited	£8,750	GBP	$10,667	USD	7/21/2025	—	(104)
						$8,173	$(745)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2023 and September 30, 2022.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of March 31, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$8,173	$(745)	$7,428	$—	$7,428

As of September 30, 2022
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$20,467	$—	$20,467	$—	$20,467

(1)The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the three and six months ended March 31, 2023 and 2022 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Foreign exchange	$74	$—	$1,010	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Foreign exchange	$(1,552)	$1,067	$(13,039)	$1,001

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and six months ended March 31, 2023 and 2022:

Average U.S. Dollar notional outstanding	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Forward currency contracts	$158,273	$112,779	$162,673	$100,068

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2023 and 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both March 31, 2023 and September 30, 2022, with the exception of money market funds included in cash and cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2023 and September 30, 2022:

As of March 31, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,344,149	$2,344,149
Equity investments(1)	—	—	130,467	130,467
Money market funds(1)(2)	51,830	—	—	51,830
Forward currency contracts	—	8,173	—	8,173
Total assets, at fair value:	$51,830	$8,173	$2,474,616	$2,534,619
Liabilities, at fair value:
Forward currency contracts	$—	$(745)	$—	$(745)
Total liabilities, at fair value:	$—	$(745)	$—	$(745)

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,192,016	$2,192,016
Equity investments(1)	—	—	124,087	124,087
Money market funds(1)(2)	12,005	—	—	12,005
Forward currency contracts	—	20,467	—	20,467
Total assets, at fair value:	$12,005	$20,467	$2,316,103	$2,348,575
Liabilities, at fair value:
Forward currency contracts	$—	$—	$—	$—
Total liabilities, at fair value:	$—	$—	$—	$—

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2023 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2023 was ($1,214) and ($893), respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2022 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2022 was $9,256 and $17,115, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2023 and 2022:

	For the six months ended March 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$2,192,016	$124,087	$2,316,103
Net change in unrealized appreciation (depreciation) on investments	(13,386)	(6,553)	(19,939)
Net translation of investments in foreign currencies	18,286	10	18,296
Realized gain (loss) on investments	—	3,097	3,097
Realized gain (loss) on translation of investments in foreign currencies	(408)	—	(408)
Fundings of (proceeds from) revolving loans, net	1,238	—	1,238
Fundings of investments	238,578	12,667	251,245
PIK interest and non-cash dividends	6,147	3,932	10,079
Proceeds from principal payments and sales of portfolio investments	(102,346)	(6,773)	(109,119)
Accretion of discounts and amortization of premiums	4,024	—	4,024
Fair value, end of period	$2,344,149	$130,467	$2,474,616

	For the six months ended March 31, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,398,911	$39,732	$1,438,643
Net change in unrealized appreciation (depreciation) on investments	9,316	6,264	15,580
Net translation of investments in foreign currencies	(3,561)	4	(3,557)
Realized gain (loss) on investments	3	1,835	1,838
Realized gain (loss) on translation of investments in foreign currencies	33	—	33
Fundings of (proceeds from) revolving loans, net	892	—	892
Fundings of investments	661,798	62,480	724,278
PIK interest and non-cash dividends	2,284	—	2,284
Proceeds from principal payments and sales of portfolio investments	(142,452)	(4,191)	(146,643)
Accretion of discounts and amortization of premiums	3,874	—	3,874
Fair value, end of period	$1,931,098	$106,124	$2,037,222

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2023 and September 30, 2022:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans(2)	$222,707	Market rate approach	Market interest rate	8.3% - 14.8% (10.1%)
		Market comparable companies	EBITDA multiples	8.0x - 26.0x (16.1x)
One stop loans(3)(4)	$2,096,703	Market rate approach	Market interest rate	7.0% -23.8% (10.5%)
		Market comparable companies	EBITDA multiples	7.0x - 33.0x (16.7x)
		Market comparable companies	Revenue multiples	2.0x - 20.0x (8.4x)
Subordinated debt and second lien loans	$24,739	Market rate approach	Market interest rate	12.8% - 14.5% (13.9%)
		Market comparable companies	EBITDA multiples	9.5x - 22.0x (21.2x)
Equity(5)	$130,467	Market comparable companies	EBITDA multiples	8.5x - 37.0x (16.3x)
			Revenue multiples	2.9x - 20.0x (12.3x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)$2,399 of loans at fair value were valued using the market comparable companies approach only.

(3)$2,613 of loans at fair value were valued using the market comparable companies approach only.

(4)The Company valued $1,783,713 and $312,990 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)The Company valued $118,391 and $12,076 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of March 31, 2023 and September 30, 2022:

	As of March 31, 2023		As of September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$1,237,003	$1,228,326	$1,118,992	$1,116,812

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2023, the Company’s asset coverage for borrowed amounts was 205.8%.

2022-2 Debt Securitization: On December 14, 2022, the Company completed a $386,600 term debt securitization (the “2022-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations, or CLOs, and are a form of secured financing incurred by a subsidiary of the Company, which are consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2022-2 Debt Securitization (the “2022-2 Notes”) were issued by the 2022-2 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2022-2 Notes offered in the 2022-2 Debt Securitization consist of $140,000 of AAA Class A Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month term SOFR plus 2.60%; $38,800 of AA Class B Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month term SOFR plus 3.09% (the “Class B 2022-2 Notes” and, together with the Class A 2022-2 Notes, the “Secured 2022-2 Notes”); $85,000 of AAA Class A Senior Secured Floating Rate Loans maturing 2034, which bear interest at the three-month term SOFR plus 2.60% (the “Class A 2022-2 Loans” and, together with the Secured 2022-2 Notes, the “Secured 2022-2 Debt”); and $122,800 of Subordinated Notes due 2122 (the “Subordinated 2022-2 Notes”), which do not bear interest. The Company indirectly retained all of the Class B 2022-2 Notes and Subordinated 2022-2 Notes which were eliminated in consolidation. The Class A 2022-2 Notes and Class A 2022-2 Loans are included in the March 31, 2023 Consolidated Statement of Financial Condition as debt of the Company.

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

As of March 31, 2023, there were 74 portfolio companies with a total fair value of $376,968 securing the 2022-2 Debt Securitization. The pool of loans in the 2022-2 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The interest charged under the 2022-2 Debt Securitization is based on three-month term SOFR. The three-month term SOFR rate in effect as of March 31, 2023 based on the last interest rate reset was 4.5%. For the three and six months ended March 31, 2023, the components of interest expense, annualized average interest rates and average outstanding balances for the 2022-2 Debt Securitization were as follows:

	Three months ended March 31,	Six months ended March 31,
	2023	2023
Stated interest expense	$3,873	$4,673
Amortization of debt issuance costs	182	218
Total interest expense	$4,055	$4,891
Cash paid for interest expense	$—	$—
Annualized average stated interest rate	7.0%	7.0%
Average outstanding balance	$225,000	$133,517

As of March 31, 2023, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A 2022-2 Notes and Class A 2022-2 Loans were as follows:

Description	Class A 2022-2 Notes	Class A 2022-2 Loans
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$140,000	$85,000
S&P Rating	"AAA"	"AAA"
Interest Rate	SOFR + 2.60%	SOFR + 2.60%

2022 Debt Securitization: On January 25, 2022, the Company completed a $401,750 asset-backed securitization (the “2022 Debt Securitization”). Asset-backed securitizations are a form of secured financing incurred by a subsidiary of the Company, which is controlled by the Company and subject to its overall asset coverage requirement. The notes offered in the 2022 Debt Securitization were issued by the 2022 Issuer and are backed by a diversified portfolio of senior secured loans. The notes offered in the 2022 Debt Securitization consist of $252,000 of Class A Senior Secured Floating Rate Notes, which bear interest at a benchmark interest rate, which will be based on three-month term SOFR, plus 2.00% (the “Secured 2022 Notes”) and $149,750 of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). The Secured 2022 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Subordinated 2022 Notes, and the Subordinated 2022 Notes were eliminated in consolidation. The Secured 2022 Notes are included in the March 31, 2023 and September 30, 2022 Consolidated Statements of Financial Condition as debt of the Company.

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

As of March 31, 2023 and September 30, 2022, there were 55 and 54 portfolio companies, respectively, with a total fair value of $396,424 and $393,878, respectively, securing the 2022 Debt Securitization. The pool of loans in the 2022 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The three-month term SOFR rate in effect as of March 31, 2023 based on the last interest rate reset was 4.6%. For the three and six months ended March 31, 2023 and 2022, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2022 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Stated interest expense	$4,093	$999	$7,736	$999
Amortization of debt issuance costs	183	134	370	134
Total interest expense	$4,276	$1,133	$8,106	$1,133
Cash paid for interest expense	$3,840	$—	$6,723	$—
Annualized average stated interest rate	6.6%	2.2%	6.2%	2.2%
Average outstanding balance	$252,000	$184,800	$252,000	$91,385

As of March 31, 2023, the class, amount, rating and interest rate (expressed as a spread to three-month term SOFR, as applicable) of the 2022 Debt Securitization was as follows:

Description	Secured 2022 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$252,000
Kroll Bond Rating Agency Rating	A
Interest Rate	SOFR + 2.0%

2021 Debt Securitization: On March 11, 2021, the Company completed a $398,850 term debt securitization (the “2021 Debt Securitization”). Term debt securitizations are also known as CLOs. Term debt securitizations are a form of secured financing incurred by the Company, which are consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2021 Debt Securitization (the “2021 Notes”) were issued by the 2021 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2021 Notes offered in the 2021 Debt Securitization consist of $224,000 of AAA Class A 2021 Notes, which bear interest at the three-month LIBOR plus 1.60%; $28,000 of AA Class B 2021 Notes, which bear interest at the three-month LIBOR plus 1.85%; $36,000 of A Class C-1 2021 Notes, which bear interest at the three-month LIBOR plus 2.80%; $10,000 A Class C-2 2021 Notes, which bear interest at 3.91%; up to $28,000 of BBB- Class D 2021 Notes, which were unfunded on the closing date of the 2021 Debt Securitization and which, if funded, will bear interest at the three-month LIBOR plus a spread set in connection with the funding date but which in no event will be greater than 5.00% (the Class D 2021 Notes, together with the Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes and the Class C-2 2021 Notes are referred to as the “Secured 2021 Notes”); and approximately $100,850 of Subordinated 2021 Notes, which do not bear interest. The Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes, and the Class C-2 2021 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Class D 2021 Notes and Subordinated 2021 Notes which were eliminated in consolidation. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the March 31, 2023 and September 30, 2022 Consolidated Statements of Financial Condition as debt of the Company.

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

As of both March 31, 2023 and September 30, 2022, there were 75 portfolio companies with total fair value of $391,568 and $391,731, respectively, securing the 2021 Notes. The pool of loans in the 2021 Debt Securitization

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2021 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of March 31, 2023 based on the last interest rate reset was 4.8%. For the three and six months ended March 31, 2023 and 2022, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2021 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Stated interest expense	$4,734	$1,533	$8,939	$3,028
Amortization of debt issuance costs	106	110	215	218
Total interest expense	$4,840	$1,643	$9,154	$3,246
Cash paid for interest expense	$4,406	$1,540	$7,728	$3,037
Annualized average stated interest rate	6.4%	2.1%	6.0%	2.0%
Average outstanding balance	$298,000	$298,000	$298,000	$298,000

As of March 31, 2023, the classes, amounts, ratings and interest rates (expressed as a spread to three-month LIBOR, as applicable) of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and the Class C-2 2021 Notes were as follows:

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

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of March 31, 2023 and September 30, 2022, the Company was permitted to borrow up to $40,000 and which had a maturity date of September 29, 2023. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2023 was 4.4%. As of March 31, 2023 and September 30, 2022, the Company had no outstanding debt under the Adviser Revolver.

For the three and six months ended March 31, 2023 and 2022, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Stated interest expense	$58	$—	$58	$1
Cash paid for interest expense	58	—	58	1
Annualized average stated interest rate	4.4%	N/A	4.4%	0.1%
Average outstanding balance	$5,333	$—	$2,637	$1,364

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

SB Revolver: On February 4, 2019, the Company entered into a revolving credit agreement (as amended, the “SB Revolver”) with Signature Bank (“SB”), as administrative agent and a lender. On January 27, 2023, the Company repaid all amounts outstanding under the SB Revolver, following which the agreements governing the SB Revolver were terminated. Prior to its termination, the SB Revolver had a maximum borrowing capacity, subject to leverage and borrowing base restrictions of $100,000 and a maturity date of February 4, 2023.

The SB Revolver bore interest at a rate, at the Company’s election, of either the one-month term SOFR for the applicable interest period plus 1.70% and a spread adjustment of 0.10% or the prime rate minus 1.20%. The revolving period under the SB Revolver continued through February 4, 2023. The SB Revolver was secured by the unfunded commitments of stockholders of the Company, collateral accounts and the proceeds of the foregoing. In addition to the stated interest rate on the SB Revolver, the Company was required to pay a non-usage fee at a rate of 0.25% per annum on the unused portion of the SB Revolver.

As of September 30, 2022, the Company had outstanding debt under the SB Revolver of $100,000.

For the three and six months ended March 31, 2023 and 2022, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the SB Revolver were as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Stated interest expense	$443	$781	$1,773	$1,656
Facility fees	—	10	—	45
Amortization of debt issuance costs	48	105	177	281
Total interest expense	$491	$896	$1,950	$1,982
Cash paid for interest expense	$892	$738	$2,170	$1,768
Annualized average stated interest rate	6.2%	1.9%	5.5%	1.9%
Average outstanding balance	$28,889	$164,781	$64,835	$174,199

DB Credit Facility: On September 10, 2019 (the “Effective Date”), the Company and GBDC 3 Funding entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. The period during which GBDC 3 Funding may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and continues through March 10, 2024 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default. On March 8, 2023, the Company entered into an amendment on the DB Credit Facility to, among other things, decrease the borrowing capacity thereunder from up to an aggregate of $750,000 to $625,000, extend the Revolving Period to March 10, 2024, and amend the interest rate at which borrowings are made to the applicable base rate plus 2.55% during the Revolving Period, and 3.05% after the Revolving Period. As of March 31, 2023, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $625,000, subject to leverage and borrowing base restrictions, and has a maturity date of March 10, 2027.

As of March 31, 2023, the DB Credit Facility bears interest at the applicable base rate plus 2.55% per annum during the Revolving Period and 3.05% after the Revolving Period. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling and (v) the three-month term SOFR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

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

As of March 31, 2023 and September 30, 2022, the Company had outstanding debt under the DB Credit Facility of $462,003 and $468,992, respectively.

For the three and six months ended March 31, 2023 and 2022, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Stated interest expense	$6,733	$1,699	$13,182	$3,141
Facility fees	655	393	1,322	730
Amortization of debt issuance costs	414	463	876	866
Total interest expense	$7,802	$2,555	$15,380	$4,737
Cash paid for interest expense	$7,348	$1,900	$12,816	$2,652
Annualized average stated interest rate	7.0%	2.5%	6.3%	2.3%
Average outstanding balance	$389,275	$280,495	$420,172	$269,411

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

As of both March 31, 2023 and September 30, 2022, the Company had no outstanding short-term borrowings.

For the three and six months ended March 31, 2023 and 2022, the stated interest expense, annualized average interest rates and average outstanding balances for short-term borrowings were as follows:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Stated interest expense	$—	$241	$—	$542
Cash paid for interest expense	—	542	—	542
Annualized average stated interest rate	N/A	3.2%	N/A	3.2%
Average outstanding balance	$—	$30,693	$—	$34,427

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and six months ended March 31, 2023, the average total debt outstanding was $1,198,497 and $1,171,161, respectively. For the three and six months ended March 31, 2022, the average total debt outstanding was $958,769 and $868,785, respectively.

For the three and six months ended March 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was, 7.3% and 6.8%, respectively. For the three and six months ended March 31, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 2.7% and 2.7%, respectively.

A summary of the Company’s maturity requirements for borrowings as of March 31, 2023 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
DB Credit Facility	$462,003	$—	$—	$462,003	$—
2021 Debt Securitization	298,000	—	—	—	298,000
2022 Debt Securitization	252,000	—	—	—	252,000
2022-2 Debt Securitization	225,000	—	—	—	225,000
Total borrowings	$1,237,003	$—	$—	$462,003	$775,000

Note 9. Commitments and Contingencies

Commitments: As of March 31, 2023, the Company had outstanding commitments to fund investments totaling $214,734, including $21,917 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $308,133, including $23,951 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of March 31, 2023, and September 30, 2022. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2023	2022
Net asset value at beginning of period	$14.89	$15.00
Distributions declared:(2)
From net investment income	(0.40)	(0.76)
Net investment income	0.70	0.52
Net realized gain (loss) on investment transactions	0.04	0.03
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.23)	0.21
Net asset value at end of period	$15.00	$15.00
Total return based on net asset value per share(4)	3.45%	5.12%
Number of common shares outstanding	88,572,994.567	74,381,269.556

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2023	2022
Ratio of net investment income to average net assets*	9.44%	6.98%
Ratio of total expenses to average net assets*(5)	10.32%	6.04%
Ratio of management fee waiver to average net assets*	(0.70)%	(0.69)%
Ratio of incentive fee waiver to average net assets(5)	(0.28)%	(0.15)%
Ratio of incentive fees to average net assets(5)	1.11%	0.86%
Ratio of excise tax to average net assets(5)	0.05%	—%
Ratio of net expenses to average net assets*(5)	9.34%	5.20%
Ratio of total expenses (without incentive fees) to average net assets*(5)	8.51%	5.18%
Total return based on average net asset value(6)	3.49%	5.07%
Total return based on average net asset value - annualized(6)	7.01%	10.16%
Net assets at end of period	$1,328,595	$1,115,718
Average debt outstanding	$1,171,161	$868,785
Average debt outstanding per share	$13.22	$11.68
Portfolio Turnover *	9.09%	16.28%
Asset coverage ratio(7)	205.81%	212.96%
Asset coverage ratio per unit(8)	$2,058	$2,130
Average market value per unit(9):
SB Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A
2021 Debt Securitization	N/A	N/A
2022 Debt Securitization	N/A	N/A
2022-2 Debt Securitization	N/A	N/A
Other short-term borrowings	N/A	N/A

*    Annualized for periods less than one year, unless otherwise noted.
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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

(5)Incentive fees and excise taxes are not annualized in the calculation.
(6)Total return based on average net asset value is calculated as (a) the net increase (decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.
(7)In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.
(8)Asset coverage ratio per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage ratio per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(9)Not applicable because such senior securities are not registered for public trading.

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the three and six months ended March 31, 2023 and 2022:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Earnings available to stockholders	$31,888	$26,139	$45,219	$50,874
Basic and diluted weighted average shares outstanding	87,774,782	71,282,526	87,008,867	67,085,568
Basic and diluted earnings per share	$0.36	$0.37	$0.52	$0.76

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the six months ended March 31, 2023
08/05/2022	10/18/2022	12/28/2022	85,511,291.055	$—	(1)	$—
11/18/2022	12/15/2022	12/20/2022	86,854,896.195	0.2800		24,319
11/18/2022	01/17/2023	03/21/2023	87,217,538.663	—	(2)	—
02/07/2023	03/17/2023	05/23/2023	88,572,994.567	0.1201		10,636
Total dividends declared for the six months ended March 31, 2023						$34,955

For the six months ended March 31, 2022
08/06/2021	10/18/2021	12/27/2021	56,431,212.836	$0.1168		$6,593
11/19/2021	11/29/2021	12/27/2021	65,852,241.833	0.1501		9,883
11/19/2021	12/20/2021	02/28/2022	68,007,006.127	0.1214		8,259
11/19/2021	01/20/2022	03/23/2022	68,414,116.228	0.1068		7,305
02/04/2022	02/25/2022	05/23/2022	71,896,291.279	0.1425		10,246
02/04/2022	03/21/2022	05/23/2022	72,096,011.282	0.1191		8,588
Total dividends declared for the six months ended March 31, 2022						$50,874

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

(2) On November 18, 2022, the Company’s board of directors declared a distribution in an amount (if positive) such that the Company’s net asset value as of January 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2023 through January 31, 2023 and the payment of this distribution is $15.00 per share. Due to a net asset value per share less than $15.00 per share, the distribution declared for such period was zero.

The following table summarizes the Company’s distributions reinvested during the six months ended March 31, 2023 and 2022:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the six months ended March 31, 2023
December 20, 2022	362,642.468	$14.89	$5,399
	362,642.468		$5,399

For the six months ended March 31, 2022
November 22, 2021	316,630.174	$15.00	$4,749
December 27, 2021	407,110.101	15.00	6,107
February 28, 2022	199,720.003	15.00	2,996
March 23, 2022	178,035.741	15.00	2,670
	1,101,496.019		$16,522
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On April 6, 2023, the Company notified stockholders of a capital call due on April 17, 2023. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	4/17/2023	936,045.322	$15.00	$14,041

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

On February 7, 2023, and May 5, 2023, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

May 26, 2023	August 22, 2023
In an amount (if positive) such that the net asset value of the Company as of May 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period May 1, 2023 through May 31, 2023 and the payment of this distribution is $15.00 per share

June 16, 2023	August 22, 2023
In an amount (if positive) such that the net asset value of the Company as of June 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2023 through June 30, 2023 and the payment of this distribution is $15.00 per share

July 28, 2023	September 19, 2023
In an amount (if positive) such that the net asset value of the Company as of July 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period July 1, 2023 through July 31, 2023 and the payment of this distribution is $15.00 per share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $60.0 billion in capital under management as of January 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2023. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

We seek to create a portfolio that includes primarily one stop and other senior secured loans by primarily investing approximately $5.0 million to $45.0 million of capital, on average, in the securities of U.S. middle-market companies. We also selectively invest more than $45.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

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

As of March 31, 2023 and September 30, 2022, our portfolio at fair value was comprised of the following:

	As of March 31, 2023		As of September 30, 2022
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$222,707	9.0%	$240,945	10.4%
One stop	2,096,703	84.7	1,931,622	83.3
Second lien	9,759	0.4	8,878	0.4
Subordinated debt	14,980	0.6	10,571	0.5
Equity	130,467	5.3	124,087	5.4
Total	$2,474,616	100.0%	$2,316,103	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2023 and September 30, 2022, one stop loans included $313.0 million and $273.1 million, respectively, of recurring revenue loans at fair value.

As of March 31, 2023 and September 30, 2022, we had debt and equity investments in 280 and 271 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the annualized total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022:

	Three months ended		Six months ended
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Weighted average income yield(1)*	11.1%	10.0%	10.5%	7.0%
Weighted average investment income yield(2)*	11.4%	10.4%	10.9%	7.4%
Total return based on average net asset value(3)*	9.9%	4.1%	7.0%	10.2%
Total return based on net asset value per share(4)	2.4%	1.0%	3.5%	5.1%

*     Annualized for periods of less than one year
(1)    Represents income from interest, fees, accrued PIK, interest and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
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
As of March 31, 2023, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 7.7% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the six months ended March 31, 2023 and 2022, GBDC 3 earned a fiscal year-to-date IRR of 7.2%

and 13.3%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders' net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

In anticipation of the discontinuation of LIBOR, we have assessed our current debt facilities for our exposure to LIBOR. On March 3, 2022, the SB Revolver was amended to utilize a benchmark interest rate of one-month term SOFR. On June 24, 2022, the DB Credit Facility was amended to utilize a benchmark interest rate of three-month term SOFR and foreign alternative reference rates for U.S. dollar and foreign borrowings, respectively. The notes offered in the 2021 Debt Securitization currently utilize a reference rate to three-month USD LIBOR. We may seek to amend or refinance the 2021 Debt Securitization prior to June 30, 2023, the cessation date for three-month USD LIBOR. The notes offered in the 2022 Debt Securitization and 2022-2 Debt Securitization currently utilize a reference rate to three-month term SOFR. We expect any new debt facilities that we enter into subsequent to March 31, 2023 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On April 6, 2023, we notified stockholders of a capital call due on April 17, 2023. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	4/17/2023	936,045.322	$15.00	$14,041

On February 7, 2023 and May 5, 2023, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 28, 2023	June 21, 2023	In an amount (if positive) such that our net asset value as of April 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2023 through April 30, 2023 and the payment of this distribution is $15.00 per share
May 26, 2023	August 22, 2023	In an amount (if positive) such that our net asset value as of May 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period May 1, 2023 through May 31, 2023 and the payment of this distribution is $15.00 per share
June 16, 2023	August 22, 2023	In an amount (if positive) such that our net asset value as of June 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period June 1, 2023 through June 30, 2023 and the payment of this distribution is $15.00 per share
July 28, 2023	September 19, 2023	In an amount (if positive) such that our net asset value as of July 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period July 1, 2023 through July 31, 2023 and the payment of this distribution is $15.00 per share

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

Consolidated operating results for the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022 are as follows:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2023	December 31, 2022	March 31, 2023 vs. December 31, 2022	March 31, 2023	March 31, 2022	2023 vs. 2022
	(In thousands)
Interest income	$58,975	$53,661	$5,314	$112,636	$57,271	$55,365
Payment-in-kind interest income	3,549	2,427	1,122	5,976	2,467	3,509
Accretion of discounts and amortization of premiums	1,914	2,110	(196)	4,024	3,874	150
Non-cash dividend income	2,049	1,883	166	3,932	—	3,932
Dividend income	2	6	(4)	8	55	(47)
Fee income	136	210	(74)	346	858	(512)
Total investment income	66,625	60,297	6,328	126,922	64,525	62,397
Net expenses	34,723	30,614	4,109	65,337	29,568	35,769
Net investment income before tax	31,902	29,683	2,219	61,585	34,957	26,628
Excise Tax	(25)	655	(680)	630	—	630
Net investment income after tax	31,927	29,028	2,899	60,955	34,957	25,998
Net realized gain (loss) on investment transactions	763	3,051	(2,288)	3,814	2,087	1,727
Net change in unrealized appreciation (depreciation) on investment transactions	(802)	(18,748)	17,946	(19,550)	13,830	(33,380)
Net increase in net assets resulting from operations	$31,888	$13,331	$18,557	$45,219	$50,874	$(5,655)
Average earning portfolio company investments, at fair value	$2,300,534	$2,242,944	$57,590	$2,271,800	$1,746,967	$524,833
Average earning preferred equity investments, at fair value	$67,098	$62,807	$4,291	$65,481	$45,123	$20,358

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

Investment Income

Investment income increased from the three months ended December 31, 2022 to the three months ended March 31, 2023 by $6.3 million, primarily as a result of an increase in interest income due to rising floating base rates.

Investment income increased from the six months ended March 31, 2022 to the six months ended March 31, 2023 by $62.4 million, primarily due to an increase in interest income due to rising LIBOR and SOFR interest base rates coupled with an increase in the average earning debt investments balance of $524.8 million and an increase in non-cash dividend income.

The annualized income yield by debt security type for the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022 are as follows:

	Three months ended		Six months ended
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Senior secured	10.0%	9.0%	9.6%	5.5%
One stop	11.1%	10.0%	10.5%	7.2%
Second lien	12.8%	11.7%	12.7%	8.3%
Subordinated debt	15.2%	15.8%	15.5%	14.6%

Income yields on senior secured and one stop loans increased for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022 primarily due to rising LIBOR and SOFR rates during the second quarter of 2023 fiscal year. Income yields on senior secured and one stop loans increased for the six months ended March 31, 2023 as compared to the six months ended March 31, 2022, primarily due to rising LIBOR and SOFR rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 97.4% of the loan portfolio at fair value is subject to an interest rate floor. As of both March 31, 2023 and December 31, 2022, the weighted average base rate floor of our loans was 0.79%.

As of March 31, 2023, we have second lien investments in two portfolio companies and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022 :

	Three months ended		Variances	Six months ended		Variances
	March 31, 2023	December 31, 2022	March 31, 2023 vs. December 31, 2022	March 31, 2023	March 31, 2022	2023 vs. 2022
	(In thousands)
Interest and facility fee expenses	$20,589	$17,094	$3,495	$37,683	$10,142	$27,541
Amortization of debt issuance costs	933	923	10	1,856	1,499	357
Base management fee, net of waiver	6,067	6,060	7	12,127	9,169	2,958
Income incentive fee, net of waiver	5,635	5,122	513	10,757	5,071	5,686
Capital gain incentive fee accrued under GAAP, net of waiver	—	—	—	—	2,018	(2,018)
Professional fees	562	428	134	990	553	437
Administrative service fee	848	900	(52)	1,748	935	813
General and administrative expenses	89	87	2	176	181	(5)
Net expenses	$34,723	$30,614	$4,109	$65,337	$29,568	$35,769
Average debt outstanding	$1,198,497	$1,148,247	$50,250	$1,171,161	$868,785	$302,376

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $3.5 million, from the three months ended December 31, 2022 to the three months ended March 31, 2023 primarily due to rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities and, to a lesser extent, increased interest rate spreads made in connection with refinancing our revolving credit facilities and new debt securitizations.

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $27.9 million, from the six months ended March 31, 2022 to the six months ended March 31, 2023 primarily due to an increase in average debt outstanding of $302.4 million as well as rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities. For more information about our outstanding borrowings for the three and six months ended March 31, 2023 and 2022, including the terms thereof, see Note 8. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended March 31, 2023 and December 31, 2022, the effective annualized average interest rate which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 7.3% and 6.2%, respectively. For the six months ended March 31, 2023 and 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 6.8% and 2.7%, respectively. The increase in the effective average interest rate for both the three months ended December 31, 2022 to the three months ended March 31, 2023 and for the six months ended March 31, 2022 to the six months ended March 31, 2023 was primarily due to rising LIBOR and SOFR base interest rates on our floating rate debt facilities and, to a lesser extent, increased interest rate spreads made in connection with amendments on our revolving credit facilities and new debt securitizations during calendar years 2022 and 2023.

Management Fees

The base management fee, net of waiver, remained relatively constant for the three months ended December 31, 2022 to the three months ended March 31, 2023 and increased as a result of an increase in average gross assets for the six months ended March 31, 2022 to the six months ended March 31, 2023.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee, net of waiver, increased by $0.5 million from the three months ended December 31, 2022 to the three months ended March 31, 2023 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by the impact of rising LIBOR and SOFR rates during the second quarter of fiscal year 2023. For each of the three months ended March 31, 2023 and December 31, 2022, we were fully through the “catch-up” provision of the calculation of the Income Incentive Fee. The Income Incentive Fee, net of waiver, increased by $5.7 million from the six months ended March 31, 2022 to the six months ended March 31, 2023, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising LIBOR and SOFR rates and an increase in non-cash dividend income during fiscal year 2023. For the six months ended March 31, 2022, we remained in the Income Incentive Fee catch-up and an increase in Pre-Incentive Fee Net Investment Income caused a corresponding increase in the Income Incentive Fee.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 15.0% for both the three and six months ended March 31, 2023. The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 12.1% for the six months ended March 31, 2022. The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 15.0% for the three months ended December 31, 2022.

Effective April 1, 2022, GC Advisors changed its practice of retaining administrative agent fees earned in respect of co-investment transactions in which we participate. In connection with this change, for the three months ended March 31, 2022, GC Advisors voluntarily and irrevocably waived $0.7 million1 of the Income Incentive Fee related to certain administrative agent fees received by GC Advisors prior to this change. The waiver had the net economic effect of providing us an amount equal to our pro rata portion of administrative agent fees earned by GC Advisors from our borrowers.

1. The net economic effect represents $0.9 million of GBDC 3’s pro rata portion of administrative agent fees retained by GC Advisors since GBDC 3 commenced operations on October 2, 2017, reduced by $0.2 million of the additional incentive fees GC Advisors would have earned on the pro rata portion of administrative agent fees.

As of March 31, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of March 31, 2023 and September 30, 2022, there was no capital gain incentive fee accrual calculated in accordance with GAAP, net of waiver. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of March 31, 2023 and September 30, 2022, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.8 million from three months ended December 31, 2022 to the three months ended March 31, 2023 primarily due to an increase in professional fees. In total, professional fees, the administrative service fee, and general and administrative expenses increased by $1.2 million from the six months ended March 31, 2022 to the six months ended March 31, 2023 primarily due to an increase in the administrative service fee and professional fees.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during both the three months ended March 31, 2023 and December 31, 2022 were $0.7 million. Total expenses reimbursed to the Administrator during the six months ended March 31, 2023 and 2022 were $1.4 million and $0.9 million, respectively.

As of March 31, 2023 and September 30, 2022, included in accounts payable and accrued expenses were $1.2 million and $0.7 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2023	December 31, 2022	March 31, 2023 vs. December 31, 2022	March 31, 2023	March 31, 2022	2022 vs. 2021
	(In thousands)
Net realized gain (loss) from investments	$575	$2,522	$(1,947)	$3,097	$1,838	$1,259
Net realized gain (loss) from foreign currency transactions	114	(407)	521	(293)	249	(542)
Net realized gain (loss) from forward currency contracts	74	936	(862)	$1,010	$—
Net realized gain (loss) on investment transactions	$763	$3,051	$(2,288)	$3,814	$2,087	$717
Unrealized appreciation from investments	$10,712	$7,851	$2,861	11,301	21,213	(9,912)
Unrealized (depreciation) from investments	(12,054)	(26,448)	14,394	(31,240)	(5,633)	(25,607)
Unrealized appreciation (depreciation) from forward currency contracts	(1,552)	(11,487)	9,935	(13,039)	1,001	(14,040)
Unrealized appreciation (depreciation) on foreign currency translation	2,092	11,336	(9,244)	13,428	(2,751)	16,179
Net change in unrealized appreciation (depreciation) on investment transactions	$(802)	$(18,748)	$17,946	$(19,550)	$13,830	$(33,380)

During the three months ended March 31, 2023, we had a net realized gain on investment transactions of $0.8 million, driven by realized gains on the sale of equity investments in multiple portfolio companies and the gain on the settlement of forward currency contracts. During the three months ended December 31, 2022, we had a net realized gain on investment transactions of $3.1 million, primarily attributable to net realized gains from the sale of equity investments in multiple portfolio companies and the gain on the settlement of forward currency contracts.

During the six months ended March 31, 2023, we had a net realized gain on investment transactions of $3.8 million, driven by realized gains on the sale of equity investments in multiple portfolio companies and gains on the settlement of forward currency contracts. During the six months ended March 31, 2022, we had a net realized gain on investment transactions of $2.1 million, primarily attributable to net realized gains from the sale of equity investments in multiple portfolio companies.

For the three months ended March 31, 2023, we had $10.7 million in unrealized appreciation on 113 portfolio company investments, which was offset by $12.1 million in unrealized depreciation on 174 portfolio company investments. For the three months ended December 31, 2022, we had $7.9 million in unrealized appreciation on 71 portfolio company investments, which was offset by $26.4 million in unrealized depreciation on 209 portfolio company investments. Unrealized appreciation for the three months ended March 31, 2023 primarily resulted from fair valuing recent originations up to or near par. Unrealized appreciation for the three months ended December 31, 2022 primarily resulted from better than expected performance of our portfolio companies. Unrealized depreciation for the three months ended March 31, 2023 primarily resulted from decreases in the fair value across our portfolio company investments due to isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the three months ended December 31, 2022 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year and, to a lesser extent, the reversal of the unrealized appreciation associated with the sale of portfolio company equity investments.

For the six months ended March 31, 2023, we had $11.3 million in unrealized appreciation on 101 portfolio company investments, which was offset by $31.2 million in unrealized depreciation on 186 portfolio company investments. For the six months ended March 31, 2022, we had $21.2 million in unrealized appreciation on 157 portfolio company investments, which was offset by $5.6 million in unrealized depreciation on 109 portfolio company investments. Unrealized appreciation for the six months ended March 31, 2023 primarily resulted from loan repayments and improved performance of our portfolio companies. Unrealized appreciation for the six months ended March 31, 2022 primarily resulted from better than expected performance of our portfolio companies. Unrealized depreciation for the six months ended March 31, 2023 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year and isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the six months ended March 31, 2022 primarily resulted from the amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments.

Liquidity and Capital Resources

For the six months ended March 31, 2023, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $42.5 million. During the period we used $88.5 million in operating activities, primarily as a result of fundings of portfolio investments of $251.2 million, partially offset by proceeds from principal payments and sales of portfolio investments of $109.1 million. During the same period, cash provided by financing activities was $130.9 million, primarily driven by borrowings on debt of $512.4 million and proceeds from the issuance of common shares of $40.0 million, that were partially offset by repayments of debt of $399.2 million and distributions paid of $18.9 million.

For the six months ended March 31, 2022, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $6.8 million. During the period we used $545.0 million in operating activities, primarily as a result of fundings of portfolio investments of $724.3 million, partially offset by proceeds from principal payments and sales of portfolio investments of $146.6 million. During the same period, cash provided by financing activities was $538.2 million, primarily driven by borrowings on debt of $985.1 million, and proceeds from the issuance of common shares of $284.8 million, that were partially offset by repayments of debt of $701.5 million and distributions paid of $27.4 million.

As of March 31, 2023 and September 30, 2022, we had cash and cash equivalents of $46.4 million and $16.3 million, respectively. In addition, as of March 31, 2023 and September 30, 2022, we had foreign currencies of $3.5 million and $1.3 million, respectively, restricted cash and cash equivalents of $56.4 million and $45.7 million, respectively, and restricted foreign currencies of $2.2 million and $2.7 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

As of both March 31, 2023 and September 30, 2022, we had investor capital subscriptions totaling $1,388.3 million of which $1,249.8 million and $1,209.8 million, respectively, had been called and contributed, leaving $138.5 million and $178.5 million of uncalled investor capital subscriptions, respectively.

Revolving Debt Facilities

SB Revolver - On January 27, 2023, we repaid all amounts outstanding under the SB Revolver (as defined in Note 8 of our consolidated financial statements), following which the agreements governing the SB Revolver were terminated. As of September 30, 2022, we had $100.0 million of debt outstanding and, subject to leverage and borrowing base restrictions, no remaining commitments and no availability on the SB Revolver. As of September 30, 2022, we could borrow up to $100.0 million on the SB Revolver.

DB Credit Facility - On March 8, 2023, the Company entered into an amendment on the DB Credit Facility to, among other things, decrease the aggregate borrowing capacity from $750.0 million to $625.0 million, extend the Revolving Period (as defined in Note 8 of our consolidated financial statements) from March 10, 2023 to March 10, 2024 and amend the interest rate at which borrowings are made to the applicable base rate plus 2.55% during the Revolving Period and 3.05% after the Revolving Period. As of March 31, 2023 and September 30, 2022, the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) allowed our wholly-owned consolidated subsidiary, GBDC 3 Funding LLC, or GBDC 3 Funding, to borrow up to $625.0 million and $750.0 million, respectively, at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2023 and September 30, 2022, we had $462.0 million and $469.0 million outstanding under the DB Credit Facility, respectively. As of March 31, 2023 and September 30, 2022, subject to leverage and borrowing base restrictions, we had approximately $163.0 million and $281.0 million of remaining commitments, respectively, and $163.0 million and $30.7 million of availability on the DB Credit Facility, respectively.

Adviser Revolver - As of March 31, 2023 and September 30, 2022, we were permitted to borrow up to $40.0 million at any one time outstanding under the Adviser Revolver (as defined in Note 8 of our consolidated financial statements). As of March 31, 2023 and September 30, 2022, we had no borrowings outstanding under the Adviser Revolver.

Debt Securitizations

2022-2 Debt Securitization - On December 14, 2022, we completed the 2022-2 Debt Securitization. The Class A 2022-2 Notes and Class A 2022-2 Loans are included in the March 31, 2023 Consolidated Statement of Financial Condition as our debt and the Class B 2022-2 Notes and Subordinated 2022-2 Notes were eliminated in consolidation. As of March 31, 2023, we had outstanding debt under the 2022-2 Debt Securitization of $225.0 million.

2022 Debt Securitization - On January 25, 2022, we completed the 2022 Debt Securitization. The Class A Senior Secured Floating Rate Notes are included in the March 31, 2023 Consolidated Statement of Financial Condition as our debt and the Subordinated Notes were eliminated in consolidation. As of both March 31, 2023 and September 30, 2022, we had outstanding debt under the 2022 Debt Securitization of $252.0 million.

2021 Debt Securitization - On March 11, 2021, we completed the 2021 Debt Securitization. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the March 31, 2023 Consolidated Statement of Financial

Condition as our debt and the Class D and Subordinated 2021 Notes were eliminated in consolidation. As of both March 31, 2023 and September 30, 2022, we had outstanding debt under the 2021 Debt Securitization of $298.0 million.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio of 0.85x. As of March 31, 2023, our asset coverage for borrowed amounts was 205.8%.

As of March 31, 2023, we had outstanding commitments to fund investments totaling $214.7 million, including $21.9 million of unfunded commitments on revolvers. As of September 30, 2022, we had outstanding commitments to fund investments totaling $308.1 million, including $24.0 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of March 31, 2023 is included in Note 8 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2023. As of March 31, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our DB Credit Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of March 31, 2023 and September 30, 2022. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring its investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2023 and September 30, 2022, we had investments in 280 and 271 portfolio companies, respectively, with a total fair value of $2,474.6 million and $2,316.1 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022:

	Three months ended				Six months ended
	March 31, 2023		December 31, 2022		March 31, 2023		March 31, 2022
	(In Thousands)	Percentage	(In Thousands)	Percentage	(In Thousands)	Percentage	(In Thousands)	Percentage
Senior secured	$—	—%	$3,727	3.6%	$3,727	2.1%	$41,589	4.4%
One stop	67,747	97.0	93,253	89.1	161,000	92.3	849,230	89.1
Second lien	—	—	—	—	—	—	274	0.0 *
Subordinated debt	—	—	50	0.0 *	50	0.0 *	996	0.1
Equity	2,122	3.0	7,654	7.3	9,776	5.6	60,924	6.4
Total new investment commitments	$69,869	100.0%	$104,684	100.0%	$174,553	100.0%	$953,013	100.0%

* Represents an amount less than 0.1%
For the six months ended March 31, 2023 and March 31, 2022, we had approximately $109.1 million and $146.6 million, respectively, in proceeds from principal payments and sales of portfolio investments.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2023 (1)			As of September 30, 2022 (2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$225,452	$228,332	$220,308	$244,601	$251,756	$238,930
Non-accrual(3)	2,447	2,428	2,399	2,467	2,451	2,015
One stop:
Performing	2,143,793	2,125,205	2,094,449	1,969,085	1,964,742	1,931,622
Non-accrual(3)	5,859	5,647	2,254	—	—	—
Second lien:
Performing	10,091	10,844	9,759	9,255	10,763	8,878
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	15,095	14,892	14,980	10,626	10,403	10,571
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	120,894	130,467	N/A	107,972	124,087
Total	$2,402,737	$2,508,242	$2,474,616	$2,236,034	$2,348,087	$2,316,103

(1)As of March 31, 2023, $264.7 million and $257.2 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest. As of March 31, 2023, $8.0 million and $4.7 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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
As of March 31, 2023, we had loans in two portfolio companies on non-accrual status. As of September 30, 2022, we had loans in one portfolio company on non-accrual status. As of March 31, 2023 and September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 97.6% and 98.0%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended March 31, 2023 and December 31, 2022 and the six months ended March 31, 2023 and March 31, 2022:

	Three months ended		Six months ended
	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
Weighted average rate of new investment fundings	11.8%	11.0%	11.3%	6.5%
Weighted average spread over the applicable base rate of new floating rate investment fundings	7.1%	6.6%	6.8%	5.7%
Weighted average fees of new investment fundings	1.8%	1.9%	1.9%	1.0%
Weighted average rate of sales and payoffs of portfolio investments	9.7%	8.8%	9.0%	6.6%

As of March 31, 2023, 97.4% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loan. As of September 30, 2022, 97.9% and 98.0%, respectively, of our debt portfolio at amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.
As of March 31, 2023 and September 30, 2022, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $55.8 million and $54.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) investments on non-accrual status.

GC Advisors monitors and, when appropriate, changes the internal performance ratings assigned to each investment in our portfolio. In connection with our valuation process, GC Advisors and our board of directors review these internal performance ratings on a quarterly basis.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2023 and September 30, 2022:

	As of March 31, 2023		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$19,746	0.8%	$76,118	3.3%
4	2,240,238	90.5	2,153,284	92.9
3	211,855	8.6	82,973	3.6
2	2,777	0.1	3,728	0.2
1	—	—	—	—
Total	$2,474,616	100.0%	$2,316,103	100.0%

The table below details the weighted average price of our debt investments by internal performance rating held as of March 31, 2023 and September 30, 2022.

	Weighted Average Price[1]
Category	As of September 30, 2022	As of March 31, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.3%	98.1%
Internal Performance Rating 3 (Performing Below Expectations)	92.5	93.2
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	65.3	42.0
Total	98.0%	97.6%

(1)Includes only debt investments held as of September 30, 2022 and March 31, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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
•As of March 31, 2023, GCOP LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $23.1 million. As of March 31, 2023, we have issued 1,543,367.762 shares of our common stock to GCOP LLC in exchange for aggregate capital contributions totaling $23.1 million. We have also issued 282,754.249 shares to GCOP LLC through the DRIP.
•As of March 31, 2023, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by GC Advisors, had an aggregate commitment to us of $27.5 million. As of March 31, 2023, we have issued 1,834,523.315 shares of our common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27.5 million.
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

Fair Value Measurements:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2023 and 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both March 31, 2023 and September 30, 2022, with the exception of money market funds included in cash, cash equivalents and restricted cash and cash equivalents (Level 1 investments) and forward currency contracts (Level 2 investments), were valued using Level 3 inputs.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $4.7 million and $2.0 million as of March 31, 2023 and September 30, 2022, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2023, we recorded a reversal of the accrual for U.S. federal excise tax expense of $25. For the six months ended March 31, 2023, we recorded $630 for U.S. federal excise tax. For the three and six months ended March 31, 2022, we did not incur any U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of March 31, 2023 and September 30, 2022, the weighted average floor on loans subject to floating interest rates was 0.79% and 0.80%, respectively. The DB Credit Facility has a floating interest rate provision equal to three-month term SOFR + 2.55%, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate, the Class A, B, and C-1 2021 Notes issued in connection with the 2021 Debt Securitization have floating rate interest provisions based on three-month LIBOR that resets quarterly, the Class A Senior Secured Notes issued in connection with the 2022 Debt Securitization have floating rate interest provisions based on three-month term SOFR and the Class A Notes and Class A Loans issued in connection with the 2022-2 Debt Securitization have floating rate provisions based on three-month term SOFR. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of March 31, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(47,977)	$(24,540)	$(23,437)
Down 150 basis points	(35,983)	(18,405)	(17,578)
Down 100 basis points	(23,988)	(12,270)	(11,718)
Down 50 basis points	(11,994)	(6,135)	(5,859)
Up 50 basis points	11,994	6,135	5,859
Up 100 basis points	23,988	12,270	11,718
Up 150 basis points	35,983	18,405	17,578
Up 200 basis points	47,977	24,540	23,437

(1) Assumes applicable three-month base rate as of March 31, 2023, with the exception of SONIA and Prime that utilize the March 31, 2023 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the DB Credit Facility, the Adviser Revolver, the 2021 Debt Securitization, 2022 Debt Securitization, 2022-2 Debt Securitization or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures

As of March 31, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

You should carefully consider the risk factors set forth below and those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022, together with all of the other information included in this report. The risks set out below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of these events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you could lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties could have a material adverse effect on us, the Adviser and our portfolio companies.

Cash not held in custody accounts and held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we and our Adviser assess our and our portfolio companies’ banking and financing relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of March 8, 2023, among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as servicer, and Deutsche Bank AG, New York Branch, as facility agent, as agent and as a committed lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on March 14, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: May 10, 2023	By:	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)