Form 10-Q
period 2023-06-30
Golub Capital BDC 3, Inc.
filed 2023-08-09
CIK 1715268

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 9, 2023, the Registrant had 90,683,649.056 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	June 30, 2023	September 30, 2022
	(unaudited)
Assets
Non-controlled / non-affiliate company investments at fair value (amortized cost of $2,558,087 and $2,348,087, respectively)	$2,533,433	$2,316,103
Cash and cash equivalents	14,358	16,307
Foreign currencies (cost of $791 and $1,510, respectively)	791	1,271
Restricted cash and cash equivalents	66,406	45,672
Restricted foreign currencies (cost of $505 and $2,721, respectively)	581	2,665
Net unrealized appreciation on forward currency contracts	5,367	20,467
Interest receivable	20,044	8,641
Capital call receivable	272	—
Other assets	1,837	203
Total Assets	$2,643,089	$2,411,329
Liabilities
Debt	$1,219,029	$1,118,992
Less unamortized debt issuance costs	(3,839)	(3,055)
Debt less unamortized debt issuance costs	1,215,190	1,115,937
Interest payable	18,555	10,455
Distributions payable	27,183	—
Management and incentive fees payable	12,364	10,167
Payable for investments purchased	5,823	—
Accrued trustee fees	45	154
Accounts payable and accrued expenses	3,674	1,697
Total Liabilities	1,282,834	1,138,410
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2023 and September 30, 2022	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 90,683,649.056 and 85,511,291.055 shares issued and outstanding as of June 30, 2023 and September 30, 2022, respectively	91	86
Paid in capital in excess of par	1,356,113	1,279,046
Distributable earnings (losses)	4,051	(6,213)
Total Net Assets	1,360,255	1,272,919
Total Liabilities and Total Net Assets	$2,643,089	$2,411,329
Number of common shares outstanding	90,683,649.056	85,511,291.055
Net asset value per common share	$15.00	$14.89

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Investment income
Interest income	$65,676	$36,601	$182,336	$97,746
Payment-in-kind interest income	3,713	1,306	9,689	3,773
Dividend income	2,138	12	6,078	67
Fee income	140	498	486	1,356
Total investment income	71,667	38,417	198,589	102,942
Expenses
Interest and other debt financing expenses	22,802	8,865	62,341	20,506
Base management fee	8,649	7,467	25,324	20,075
Incentive fee	8,215	(1,642)	22,558	6,981
Professional fees	489	371	1,479	924
Administrative service fee	912	741	2,660	1,676
General and administrative expenses	98	85	274	266
Total expenses	41,165	15,887	114,636	50,428
Base management fee waived (Note 4)	(2,359)	(2,035)	(6,907)	(5,474)
Incentive fee waived (Note 4)	(2,053)	1,107	(5,639)	(427)
Net expenses	36,753	14,959	102,090	44,527
Net investment income - before tax	34,914	23,458	96,499	58,415
Excise tax	—	—	630	—
Net investment income - after tax	34,914	23,458	95,869	58,415
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	(3,625)	214	(528)	2,052
Foreign currency transactions	37	(144)	(256)	105
Forward currency contracts	—	—	1,010	—
Net realized gain (loss) on investment transactions	(3,588)	70	226	2,157
Net change in unrealized appreciation (depreciation) from:
Investments	4,852	(19,038)	(15,087)	(3,458)
Forward currency contracts	(2,061)	7,188	(15,100)	8,189
Translation of assets and liabilities in foreign currencies	2,892	(7,599)	16,320	(10,350)
Net change in unrealized appreciation (depreciation) on investment transactions	5,683	(19,449)	(13,867)	(5,619)
Net gain (loss) on investment transactions	2,095	(19,379)	(13,641)	(3,462)
Net increase (decrease) in net assets resulting from operations	$37,009	$4,079	$82,228	$54,953
Per Common Share Data
Basic and diluted earnings per common share (Note 11)	$0.41	$0.05	$0.94	$0.78
Basic and diluted weighted average common shares outstanding (Note 11)	89,473,232	77,136,908	87,830,322	70,436,015

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2021	54,297,683.237	$54	$811,240	$3,171	$814,465
Issuance of common stock	26,726,540.721	27	400,871	—	400,898
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	58,415	58,415
Net realized gain (loss) on investment transactions	—	—	—	2,157	2,157
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(5,619)	(5,619)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,392,940.653	1	20,893	—	20,894
Distributions from distributable earnings (losses)	—	—	—	(50,874)	(50,874)
Distributions declared and payable	—	—	—	(13,743)	(13,743)
Total increase (decrease) for the nine months ended June 30, 2022	28,119,481.374	28	421,764	(9,664)	412,128
Balance at June 30, 2022	82,417,164.611	$82	$1,233,004	$(6,493)	$1,226,593
Balance at March 31, 2022	74,381,269.556	$74	$1,112,473	$3,171	$1,115,718
Issuance of common stock	7,744,450.421	8	116,159	—	116,167
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	23,458	23,458
Net realized gain (loss) on investment transactions	—	—	—	70	70
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(19,449)	(19,449)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	291,444.634	—	4,372	—	4,372
Distributions from distributable earnings (losses)	—	—	—	—	—
Distributions declared and payable	—	—	—	(13,743)	(13,743)
Total increase (decrease) for the three months ended June 30, 2022	8,035,895.055	8	120,531	(9,664)	110,875
Balance at June 30, 2022	82,417,164.611	$82	$1,233,004	$(6,493)	$1,226,593
Balance at September 30, 2022	85,511,291.055	$86	$1,279,046	$(6,213)	$1,272,919
Issuance of common stock	4,518,063.366	5	67,293	—	67,298
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	95,869	95,869
Net realized gain (loss) on investment transactions	—	—	—	226	226
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(13,867)	(13,867)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	654,294.635	—	9,774	—	9,774
Distributions from distributable earnings (losses)	—	—	—	(44,781)	(44,781)
Distributions declared and payable	—	—	—	(27,183)	(27,183)
Total increase (decrease) for the nine months ended June 30, 2023	5,172,358.001	5	77,067	10,264	87,336
Balance at June 30, 2023	90,683,649.056	$91	$1,356,113	$4,051	$1,360,255
Balance at March 31, 2023	88,572,994.567	$89	$1,324,455	$4,051	$1,328,595
Issuance of common stock	1,819,002.322	2	27,283	—	27,285
Net increase (decrease) in net assets resulting from operations:
Net investment income	—	—	—	34,914	34,914
Net realized gain (loss) on investment transactions	—	—	—	(3,588)	(3,588)
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	5,683	5,683
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	291,652.167	—	4,375	—	4,375
Distributions from distributable earnings (losses)	—	—	—	(9,826)	(9,826)
Distributions declared and payable	—	—	—	(27,183)	(27,183)
Total increase (decrease) for the three months ended June 30, 2023	2,110,654.489	2	31,658	—	31,660
Balance at June 30, 2023	90,683,649.056	$91	$1,356,113	$4,051	$1,360,255

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine months ended June 30,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$82,228	$54,953
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	2,606	2,392
Accretion of discounts and amortization of premiums	(5,967)	(5,726)
Net realized (gain) loss on investments	528	(2,052)
Net realized (gain) loss on foreign currency transactions	256	(105)
Net realized (gain) loss on forward currency contracts	(1,010)	—
Net change in unrealized (appreciation) depreciation on investments	15,087	3,458
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(16,320)	10,350
Net change in unrealized (appreciation) depreciation on forward currency contracts	15,100	(8,189)
Proceeds from (fundings of) revolving loans, net	(1,644)	(1,609)
Fundings of investments	(325,140)	(1,013,267)
Proceeds from principal payments and sales of portfolio investments	137,711	188,189
Proceeds from settlements of forward currency contracts	1,010	—
Payment-in-kind interest capitalized	(9,856)	(4,300)
Non-cash dividends	(6,066)	—
Changes in operating assets and liabilities:
Cash collateral held at broker for forward currency contracts	—	1,450
Interest receivable	(11,403)	(3,725)
Other assets	(1,634)	(139)
Interest payable	8,100	5,480
Management and incentive fees payable	2,197	1,572
Payable for investments purchased	5,823	4,977
Accrued trustee fees	(109)	65
Accounts payable and accrued expenses	1,977	233
Net cash provided by (used in) operating activities	(106,526)	(765,993)
Cash flows from financing activities
Borrowings on debt	608,886	1,124,259
Repayments of debt	(514,857)	(717,113)
Proceeds from other short-term borrowings	—	208,838
Repayments on other short-term borrowings	—	(208,470)
Capitalized debt issuance costs	(3,390)	(3,792)
Proceeds from issuance of common shares	67,026	400,419
Distributions paid	(35,005)	(41,877)
Net cash provided by (used in) financing activities	122,660	762,264
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	16,134	(3,729)
Effect of foreign currency exchange rates	87	(311)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	65,915	89,979
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$82,136	$85,939
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$51,635	$12,634
Distributions declared for the period	71,964	64,617
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$272	$479
Stock issued in connection with dividend reinvestment plan	9,774	20,894
Change in distributions payable	27,183	1,846
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2023	September 30, 2022
Cash and cash equivalents	$14,358	$16,307
Foreign currencies (cost of $791 and $1,510, respectively)	791	1,271
Restricted cash and cash equivalents	66,406	45,672
Restricted foreign currencies (cost of $505 and $2,721, respectively)	581	2,665
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$82,136	$65,915
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.#	One stop	SF +	7.00%	(n)(o)(p)	12.21%				02/2029	$9,925	$9,646	0.7%	$9,925
PPW Aero Buyer, Inc.(5)	One stop	SF +	7.00%		N/A(6)				02/2029	—	(1)	—	—
										9,925	9,645	0.7	9,925
Airlines
Aurora Lux Finco S.A.R.L. #(8)(13)	One stop	L +	6.00%	(b)	11.27%				12/2026	7,584	7,490	0.5	7,205

Auto Components
COP CollisionRight Holdings, Inc.#~^	One stop	SF +	5.25%	(o)	10.64%				04/2028	8,657	8,538	0.6	8,398
COP CollisionRight Holdings, Inc.	One stop	SF +	5.25%	(o)	10.64%				04/2028	36	35	—	33
COP CollisionRight Holdings, Inc.^	One stop	SF +	5.25%	(o)	10.64%				04/2028	1,726	1,714	0.1	1,674
Covercraft Parent III, Inc.^	Senior secured	L +	4.50%	(b)	9.68%				08/2027	2,061	2,047	0.2	2,000
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(p)	9.84%				08/2027	417	410	—	394
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(p)	10.03%				08/2027	19	18	—	16
North Haven Falcon Buyer, LLC#(22)	One stop	L +	8.00%	(b)(c)	9.43%	cash/	3.75%	PIK	05/2027	2,403	2,376	0.2	2,114
North Haven Falcon Buyer, LLC(22)	One stop	L +	4.25%	(b)(o)	9.71%				05/2027	402	398	—	354
										15,721	15,536	1.1	14,983
Automobiles
CG Group Holdings, LLC#~(22)	One stop	SF +	8.75%	(o)	11.99%	cash/	2.00%	PIK	07/2027	13,631	13,418	1.0	12,949
CG Group Holdings, LLC(22)	One stop	SF +	8.75%	(n)	11.85%	cash/	2.00%	PIK	07/2026	343	337	—	328
Denali Midco 2, LLC#^	One stop	SF +	6.25%	(n)	11.45%				12/2027	9,878	9,806	0.7	9,582
Denali Midco 2, LLC^	One stop	SF +	6.25%	(n)	11.45%				12/2027	2,956	2,935	0.2	2,867
Denali Midco 2, LLC~	One stop	SF +	6.25%	(n)	11.45%				12/2027	2,660	2,639	0.2	2,580
Denali Midco 2, LLC#	One stop	SF +	6.25%	(n)	11.45%				12/2027	1,796	1,783	0.1	1,742
Denali Midco 2, LLC#	One stop	SF +	6.25%	(n)	11.45%				12/2027	1,706	1,694	0.1	1,655
Denali Midco 2, LLC#	One stop	SF +	6.25%	(n)	11.45%				12/2027	1,489	1,478	0.1	1,444
Denali Midco 2, LLC#	One stop	SF +	6.25%	(n)	11.45%				12/2027	1,227	1,218	0.1	1,190
Denali Midco 2, LLC#	One stop	SF +	6.25%	(n)	11.45%				12/2027	1,191	1,182	0.1	1,156
Denali Midco 2, LLC#	One stop	SF +	6.25%	(n)	11.45%				12/2027	1,191	1,182	0.1	1,156
Denali Midco 2, LLC#	One stop	SF +	6.25%	(n)	11.45%				12/2027	983	976	0.1	953
Denali Midco 2, LLC#	One stop	SF +	6.50%	(n)	11.70%				12/2027	557	543	—	546
Denali Midco 2, LLC	One stop	SF +	6.50%	(n)	11.70%				12/2027	74	73	—	73
Denali Midco 2, LLC	One stop	SF +	6.50%	(n)	11.70%				12/2027	37	36	—	36
Denali Midco 2, LLC(5)	One stop	SF +	6.25%		N/A(6)				12/2027	—	(4)	—	(15)
Denali Midco 2, LLC(5)	One stop	SF +	6.50%		N/A(6)				12/2027	—	(8)	—	(6)
Denali Midco 2, LLC	One stop	SF +	6.50%	(n)	11.70%				12/2027	127	124	—	124
JHCC Holdings LLC#	One stop	SF +	5.50%	(o)	10.89%				09/2025	4,952	4,923	0.3	4,729
JHCC Holdings LLC~	One stop	SF +	5.50%	(o)	10.89%				09/2025	2,921	2,903	0.2	2,790
JHCC Holdings LLC	One stop	SF +	5.50%	(o)	10.89%				09/2025	1,696	1,684	0.1	1,620
JHCC Holdings LLC#	One stop	SF +	5.50%	(o)	10.89%				09/2025	252	250	—	240
JHCC Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				09/2025	—	(1)	—	(5)
JHCC Holdings LLC#	One stop	SF +	6.75%	(o)	12.14%				09/2025	568	558	—	557
MOP GM Holding, LLC~+	One stop	SF +	5.75%	(p)	10.86%				11/2026	9,521	9,453	0.7	9,045
MOP GM Holding, LLC^	One stop	SF +	5.75%	(o)	11.16%				11/2026	1,336	1,323	0.1	1,269
MOP GM Holding, LLC~	One stop	SF +	5.75%	(p)	11.03%				11/2026	1,055	1,048	0.1	1,002
MOP GM Holding, LLC+	One stop	SF +	5.75%	(p)	11.03%				11/2026	1,024	1,016	0.1	973
MOP GM Holding, LLC+	One stop	SF +	5.75%	(o)	11.14%				11/2026	759	753	0.1	721
MOP GM Holding, LLC^	One stop	SF +	5.75%	(p)	10.82%				11/2026	630	626	0.1	599
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
MOP GM Holding, LLC^	One stop	SF +	5.75%	(p)	11.03%		11/2026	$581	$573	—%	$552
MOP GM Holding, LLC	One stop	SF +	5.75%	(p)	10.86%		11/2026	211	210	—	201
MOP GM Holding, LLC	One stop	SF +	5.75%	(p)	10.86%		11/2026	184	183	—	175
MOP GM Holding, LLC	One stop	SF +	5.75%	(o)(p)	10.96%		11/2026	186	185	—	176
MOP GM Holding, LLC	One stop	SF +	5.75%	(p)	10.82%		11/2026	92	91	—	88
MOP GM Holding, LLC	One stop	SF +	5.75%	(p)	10.86%		11/2026	59	59	—	56
MOP GM Holding, LLC	One stop	SF +	5.75%	(o)	11.14%		11/2026	31	30	—	29
MOP GM Holding, LLC	One stop	SF +	5.75%	(p)	10.82%		11/2026	31	30	—	29
MOP GM Holding, LLC(5)	One stop	SF +	5.75%		N/A(6)		11/2026	—	(11)	—	—
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.50%	(o)(p)	10.89%		07/2029	2,494	2,472	0.2	2,394
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)		07/2029	—	(2)	—	(7)
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(n)	10.61%		07/2029	70	68	—	62
POY Holdings, LLC#^+	One stop	SF +	5.50%	(o)	10.89%		11/2027	18,142	17,874	1.3	18,142
POY Holdings, LLC#	One stop	SF +	5.50%	(o)	10.89%		11/2027	1,188	1,179	0.1	1,188
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)		11/2027	—	(3)	—	—
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)		11/2027	—	(20)	—	—
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	6.50%	(o)	11.70%		10/2024	1,987	1,982	0.2	1,987
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(o)	11.70%		10/2024	1,630	1,622	0.1	1,630
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(o)	11.70%		10/2024	1,216	1,204	0.1	1,216
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(o)	11.70%		10/2024	955	948	0.1	955
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(o)	11.70%		10/2024	793	789	0.1	793
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(o)	11.70%		10/2024	693	689	0.1	693
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(o)	11.70%		10/2024	463	461	—	463
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(o)	11.70%		10/2024	377	375	—	377
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(o)	11.70%		10/2024	367	355	—	367
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(o)	11.70%		10/2024	336	332	—	336
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(o)	11.70%		10/2024	335	322	—	335
Quick Quack Car Wash Holdings, LLC	One stop	SF +	6.50%		N/A(6)		10/2024	—	—	—	—
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)		10/2024	—	(3)	—	—
Spotless Brands, LLC#	One stop	SF +	6.50%	(o)	11.72%		07/2028	4,141	4,071	0.3	4,058
Spotless Brands, LLC	One stop	SF +	6.50%	(o)	11.72%		07/2028	450	446	—	441
Spotless Brands, LLC	One stop	SF +	6.50%	(o)	11.69%		07/2028	334	331	—	327
Spotless Brands, LLC(5)	One stop	SF +	6.50%		N/A(6)		07/2028	—	—	—	(1)
TWAS Holdings, LLC~^	One stop	SF +	6.25%	(n)	11.45%		12/2026	12,018	11,930	0.9	11,778
TWAS Holdings, LLC#	One stop	SF +	6.25%	(n)	11.45%		12/2026	7,790	7,735	0.6	7,634
TWAS Holdings, LLC^	One stop	SF +	6.25%	(n)	11.45%		12/2026	7,252	7,201	0.5	7,107
TWAS Holdings, LLC#	One stop	SF +	6.25%	(n)	11.45%		12/2026	4,947	4,913	0.4	4,848
TWAS Holdings, LLC#	One stop	SF +	6.25%	(n)	11.45%		12/2026	3,120	3,097	0.2	3,057
TWAS Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)		12/2026	—	(3)	—	(7)
								137,033	135,663	9.8	133,379
Beverages
Financial Information Technologies, LLC(5)	One stop	SF +	6.50%		N/A(6)		06/2030	—	(1)	—	(1)
Financial Information Technologies, LLC(22)	One stop	N/A			14.00%	PIK	06/2031	5,900	5,723	0.4	5,723
Financial Information Technologies, LLC#	One stop	SF +	6.50%	(o)	11.74%		06/2030	12,353	12,230	0.9	12,230
Watermill Express, LLC#	One stop	SF +	5.00%	(o)	10.39%		04/2027	878	873	0.1	878
Watermill Express, LLC	One stop	SF +	5.00%	(o)	10.39%		04/2027	85	85	—	85
Watermill Express, LLC	One stop	SF +	5.00%	(n)(o)	10.23%		04/2027	12	11	—	12
Winebow Holdings, Inc.#~	One stop	SF +	6.25%	(n)	11.45%		07/2025	3,030	3,008	0.2	3,030
								22,258	21,929	1.6	21,957

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Building Products
BECO Holding Company, Inc.#~^	One stop	SF +	5.25%	(o)	10.64%	11/2028	$32,426	$32,179	2.3%	$31,778
BECO Holding Company, Inc.	One stop	SF +	5.25%	(n)	10.46%	11/2027	60	56	—	51
BECO Holding Company, Inc.(5)	One stop	SF +	5.25%		N/A(6)	11/2028	—	(64)	—	(169)
							32,486	32,171	2.3	31,660

Chemicals
Inhance Technologies Holdings LLC^	One stop	L +	5.50%	(b)	10.68%	07/2024	3,559	3,545	0.3	3,416
Inhance Technologies Holdings LLC#	One stop	L +	5.50%	(b)	10.68%	07/2024	2,411	2,406	0.2	2,315
Inhance Technologies Holdings LLC#	One stop	L +	5.50%	(b)	10.68%	07/2024	729	728	—	700
Inhance Technologies Holdings LLC	One stop	L +	5.50%	(a)(b)	10.65%	07/2024	81	80	—	76
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E +	6.25%	(g)	9.54%	09/2028	14,870	15,572	1.0	13,383
PHM NL SP Bidco B.V.(8)(14)	One stop	L +	6.25%	(c)	11.46%	09/2028	5,922	5,845	0.4	5,330
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	SN +	6.25%	(l)	11.18%	09/2028	3,283	3,406	0.2	2,955
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E +	6.25%	(g)	10.01%	09/2028	1,572	1,599	0.1	1,417
							32,427	33,181	2.2	29,592

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC#~	One stop	SF +	5.25%	(o)	10.64%				10/2028	$7,241	$7,163	0.5%	$7,169
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				10/2028	—	(2)	—	(2)
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				10/2028	—	(5)	—	(5)
North Haven Stack Buyer, LLC#~	One stop	SF +	5.50%	(o)	10.70%				07/2027	3,743	3,718	0.3	3,668
North Haven Stack Buyer, LLC~	One stop	SF +	5.50%	(o)	10.70%				07/2027	1,261	1,252	0.1	1,236
North Haven Stack Buyer, LLC~	One stop	SF +	5.50%	(o)	10.70%				07/2027	416	413	—	408
North Haven Stack Buyer, LLC	One stop	SF +	5.50%	(n)	10.75%				07/2027	30	25	—	15
North Haven Stack Buyer, LLC	One stop	SF +	5.50%	(o)	10.70%				07/2027	44	43	—	41
North Haven Stack Buyer, LLC	One stop	SF +	5.50%	(n)(o)	10.72%				07/2027	418	415	—	409
Profile Products LLC#	One stop	SF +	5.75%	(o)	11.10%				11/2027	2,859	2,814	0.2	2,802
Profile Products LLC#(8)	One stop	SF +	5.75%	(o)	10.92%				11/2027	580	571	0.1	568
Profile Products LLC	One stop	SF +	5.75%	(d)(n)	11.57%				11/2027	42	42	—	41
Profile Products LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2027	—	—	—	(1)
PT Intermediate Holdings III, LLC#~^	One stop	SF +	5.98%	(o)	11.37%				11/2028	24,247	23,907	1.7	23,580
PT Intermediate Holdings III, LLC#	One stop	SF +	5.98%	(o)	11.37%				11/2028	15,430	15,259	1.1	15,006
PT Intermediate Holdings III, LLC#	One stop	SF +	6.50%	(o)	11.74%				11/2028	1,344	1,325	0.1	1,331
PT Intermediate Holdings III, LLC(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(5)	—	(7)
Radwell Parent, LLC#^	One stop	SF +	6.53%	(o)	11.87%				03/2029	10,962	10,818	0.8	10,962
Radwell Parent, LLC#	One stop	SF +	6.75%	(o)	11.99%				03/2029	9,900	9,630	0.8	9,925
Radwell Parent, LLC	One stop	SF +	6.75%	(o)	11.99%				03/2028	69	64	—	69
Radwell Parent, LLC(5)	One stop	SF +	6.53%		N/A(6)				03/2029	—	(48)	—	—
Trinity Air Consultants Holdings Corporation(5)	One stop	SF +	5.75%		N/A(6)				06/2027	—	(3)	—	(5)
Trinity Air Consultants Holdings Corporation#	One stop	L +	5.25%	(c)	10.62%				06/2027	174	171	—	172
Trinity Air Consultants Holdings Corporation	One stop	SF +	5.75%		N/A(6)				06/2027	—	—	—	—
Trinity Air Consultants Holdings Corporation	One stop	L +	5.75%	(a)(b)(c)	10.89%				06/2027	495	491	—	490
										79,255	78,058	5.7	77,872
Communications Equipment
Lightning Finco Limited(8)(10)	One stop	L +	5.75%	(b)	11.23%				09/2028	4,453	4,387	0.3	4,408
Lightning Finco Limited(8)(9)(10)	One stop	E +	5.75%	(f)	9.23%				09/2028	499	535	0.1	494
										4,952	4,922	0.4	4,902
Containers and Packaging
AmerCareRoyal LLC#(22)	Senior secured	SF +	7.00%	(n)	11.69%	cash/	0.50%	PIK	11/2025	2,552	2,530	0.2	2,552
AmerCareRoyal LLC#(22)	Senior secured	SF +	7.00%	(n)(o)	11.73%	cash/	0.50%	PIK	11/2025	542	537	0.1	542
AmerCareRoyal LLC(22)	Senior secured	SF +	7.00%	(n)	11.74%	cash/	0.50%	PIK	11/2025	530	525	—	530
AmerCareRoyal LLC#(8)(22)	Senior secured	SF +	7.00%	(n)	11.69%	cash/	0.50%	PIK	11/2025	463	459	—	463
Chase Intermediate#~^	One stop	SF +	5.50%	(n)(o)(p)	10.84%				10/2028	38,074	37,797	2.7	37,312
Chase Intermediate	One stop	SF +	5.50%	(p)	10.74%				10/2028	150	147	—	143
Chase Intermediate(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	(7)	—	(17)
Fortis Solutions Group, LLC#~^	One stop	SF +	5.50%	(o)	10.84%				10/2028	15,631	15,428	1.2	15,164
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(o)	10.84%				10/2027	40	36	—	33
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(o)	10.84%				10/2028	45	6	—	43
Fortis Solutions Group, LLC(5)	One stop	SF +	5.50%	(o)	10.84%				10/2028	17	(1)	—	(70)
										58,044	57,457	4.2	56,695
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Consumer Services
Certus Pest, Inc.~	One stop	SF +	7.50%	(o)	12.89%				02/2026	$618	$606	0.1%	$612
Certus Pest, Inc.~	One stop	SF +	7.50%	(o)	12.89%				02/2026	592	576	0.1	587
Certus Pest, Inc.	One stop	SF +	7.50%	(o)	12.89%				02/2026	427	426	—	423
Certus Pest, Inc.~	One stop	SF +	7.50%	(o)	12.89%				02/2026	422	417	—	418
Certus Pest, Inc.~	One stop	SF +	7.50%	(o)	12.89%				02/2026	293	287	—	290
Certus Pest, Inc.~	One stop	SF +	7.50%	(o)	12.89%				02/2026	258	247	—	256
Certus Pest, Inc.	One stop	SF +	7.50%	(o)	12.89%				02/2026	252	249	—	249
Certus Pest, Inc.~	One stop	SF +	7.50%	(o)	12.89%				02/2026	148	145	—	147
Certus Pest, Inc.	One stop	SF +	7.50%	(o)	12.89%				02/2026	93	88	—	92
Certus Pest, Inc.	One stop	SF +	7.50%	(o)	12.89%				02/2026	51	43	—	50
Certus Pest, Inc.	One stop	SF +	7.50%	(o)	12.89%				02/2026	21	20	—	21
Certus Pest, Inc.(5)	One stop	SF +	7.50%		N/A(6)				02/2026	—	(1)	—	(1)
CHHJ Midco, LLC#	Senior secured	SF +	5.00%	(n)	10.20%				01/2026	1,077	1,072	0.1	1,077
CHHJ Midco, LLC	Senior secured	SF +	5.00%		N/A(6)				01/2026	—	—	—	—
COP Hometown Acquisitions, Inc.#	Senior secured	L +	4.50%	(b)	9.68%				07/2027	971	961	0.1	971
COP Hometown Acquisitions, Inc.#	Senior secured	L +	4.50%	(b)	9.68%				07/2027	731	726	0.1	731
COP Hometown Acquisitions, Inc.#	Senior secured	L +	4.50%	(b)	9.68%				07/2027	713	705	0.1	713
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	4.75%	(b)(o)	10.13%				07/2027	586	576	—	586
COP Hometown Acquisitions, Inc.#	Senior secured	L +	4.50%	(b)	9.70%				07/2027	467	463	—	467
COP Hometown Acquisitions, Inc.#	Senior secured	L +	4.50%	(b)	9.76%				07/2027	330	327	—	330
COP Hometown Acquisitions, Inc.	Senior secured	SF +	4.50%		N/A(6)				07/2027	—	—	—	—
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(p)	11.59%				09/2028	1,314	1,294	0.1	1,314
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(2)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(7)	—	—
EMS LINQ, LLC#+	One stop	SF +	6.25%	(n)	11.45%				12/2027	4,244	4,212	0.3	4,117
EMS LINQ, LLC	One stop	SF +	6.25%	(n)	11.45%				12/2027	75	74	—	71
EWC Growth Partners LLC^	One stop	SF +	6.00%	(o)	11.39%				03/2026	1,083	1,078	0.1	1,083
EWC Growth Partners LLC#	One stop	SF +	6.00%	(o)	11.39%				03/2026	62	62	—	62
EWC Growth Partners LLC	One stop	SF +	6.00%	(o)	11.39%				03/2026	14	14	—	14
EWC Growth Partners LLC	One stop	SF +	6.00%		N/A(6)				03/2026	—	—	—	—
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(o)	11.41%				03/2027	8,422	8,280	0.6	8,341
FPG Intermediate Holdco, LLC^	One stop	SF +	6.00%	(o)	11.41%				03/2027	6,172	6,119	0.4	6,110
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(n)(o)	11.36%				03/2027	23	22	—	22
FPG Intermediate Holdco, LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2027	—	(20)	—	—
FSS Buyer LLC^	One stop	SF +	5.75%	(o)	10.95%				08/2028	2,315	2,281	0.2	2,315
FSS Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2027	—	(1)	—	—
HS Spa Holdings, Inc.#	One stop	SF +	5.75%	(p)	11.07%				06/2029	3,975	3,907	0.3	3,895
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(o)	10.80%				06/2028	15	14	—	14
Learn-it Systems, LLC#(22)	Senior secured	SF +	5.25%	(o)(p)	8.02%	cash/	2.75%	PIK	09/2026	750	746	—	675
Learn-it Systems, LLC(22)	Senior secured	SF +	5.25%	(o)	8.09%	cash/	2.75%	PIK	09/2026	570	567	—	513
Learn-it Systems, LLC(22)	Senior secured	SF +	5.25%	(o)	7.90%	cash/	2.75%	PIK	09/2026	209	208	—	188
Learn-it Systems, LLC(5)(22)	Senior secured	L +	4.75%	(b)	10.29%				09/2026	—	—	—	(3)
Liminex, Inc.+	One stop	SF +	7.25%	(o)	12.64%				11/2026	19,521	19,329	1.4	19,228
Liminex, Inc.#	One stop	SF +	7.25%	(o)	12.64%				11/2026	10,188	10,095	0.8	10,035
Liminex, Inc.#	One stop	SF +	7.25%	(o)	12.64%				11/2026	3,516	3,477	0.3	3,463
Liminex, Inc.	One stop	SF +	7.25%	(o)	12.65%				11/2026	126	123	—	122
Liminex, Inc.#	One stop	SF +	7.25%	(o)	12.64%				11/2026	116	114	—	114
Litera Bidco LLC#	One stop	SF +	6.00%	(n)	11.20%				05/2026	1,312	1,302	0.1	1,312
Litera Bidco LLC#	One stop	SF +	5.25%	(n)	10.45%				05/2026	603	600	0.1	603
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Litera Bidco LLC	One stop	SF +	5.25%	(n)	10.45%		05/2026	$270	$269	—%	$270
Litera Bidco LLC	One stop	SF +	5.25%	(n)	10.45%		05/2026	270	270	—	270
Litera Bidco LLC	One stop	SF +	6.00%	(n)	11.20%		05/2026	119	118	—	119
Litera Bidco LLC	One stop	SF +	5.25%		N/A(6)		05/2025	—	—	—	—
Mario Purchaser, LLC#	One stop	SF +	5.75%	(n)	10.95%		04/2029	3,933	3,867	0.3	3,815
Mario Purchaser, LLC(22)	One stop	SF +	10.75%	(n)	15.95%	PIK	04/2032	1,898	1,858	0.1	1,879
Mario Purchaser, LLC	One stop	SF +	5.75%	(n)	10.95%		04/2029	2,257	2,195	0.2	2,109
Mario Purchaser, LLC(5)	One stop	SF +	5.75%		N/A(6)		04/2028	—	(1)	—	(2)
Mathnasium, LLC#	One stop	SF +	5.00%	(o)	10.24%		11/2027	4,165	4,135	0.3	4,165
Mathnasium, LLC	One stop	SF +	5.00%	(o)	10.24%		11/2027	13	12	—	13
NSG Buyer, Inc. #	One stop	SF +	6.50%	(n)	11.70%		11/2029	8,289	8,139	0.6	8,206
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2029	—	(29)	—	(16)
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)		11/2028	—	(1)	—	(1)
Provenance Buyer LLC^	One stop	SF +	5.00%	(n)	10.20%		06/2027	4,289	4,255	0.3	4,289
Provenance Buyer LLC#~	One stop	SF +	5.00%	(n)	10.20%		06/2027	2,925	2,886	0.2	2,925
Provenance Buyer LLC(5)	One stop	SF +	5.00%		N/A(6)		06/2027	—	(2)	—	—
Provenance Buyer LLC(5)	One stop	SF +	5.00%		N/A(6)		06/2027	—	(29)	—	—
RW AM Holdco LLC^	One stop	SF +	5.25%	(p)	10.21%		04/2028	9,109	9,036	0.7	8,745
RW AM Holdco LLC(5)	One stop	P +	4.25%		N/A(6)		04/2028	—	(1)	—	(6)
								110,212	108,798	8.0	108,407
Diversified Financial Services
Adenza Group, Inc. #	One stop	SF +	5.75%	(n)	10.97%		12/2027	1,238	1,221	0.1	1,238
Adenza Group, Inc. (5)	One stop	SF +	5.75%		N/A(6)		12/2027	—	(2)	—	—
Adenza Group, Inc.	One stop	SF +	5.75%		N/A(6)		12/2025	—	—	—	—
Avalara, Inc.#	One stop	SF +	7.25%	(o)	12.49%		10/2028	6,229	6,091	0.5	6,229
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)		10/2028	—	(3)	—	—
Banker's Toolbox, Inc.^	One stop	SF +	5.25%	(n)	10.45%		07/2027	3,423	3,400	0.3	3,389
Banker's Toolbox, Inc.	One stop	SF +	5.25%	(n)	10.45%		07/2027	638	631	—	623
Banker's Toolbox, Inc.(5)	One stop	SF +	5.25%		N/A(6)		07/2027	—	(1)	—	(1)
Flash Topco, Inc.^	One stop	SF +	5.75%	(o)	10.93%		10/2028	7,569	7,512	0.5	7,114
Flash Topco, Inc.	One stop	SF +	6.50%	(o)	11.58%		10/2028	35	35	—	32
Flash Topco, Inc.	One stop	SF +	6.50%	(o)	11.58%		12/2024	17	16	—	16
Higginbotham Insurance Agency, Inc.#	One stop	SF +	5.25%	(o)	10.45%		11/2026	1,817	1,801	0.1	1,817
Higginbotham Insurance Agency, Inc.	One stop	SF +	5.25%	(o)	10.45%		11/2026	954	950	0.1	954
								21,920	21,651	1.6	21,411
Diversified Telecommunication Services
NTI Connect, LLC#	Senior secured	SF +	4.75%	(o)	10.14%		12/2024	633	628	—	633

Electronic Equipment, Instruments and Components
CST Holding Company#	One stop	SF +	6.75%	(n)	11.95%		11/2028	9,900	9,636	0.7	9,900
CST Holding Company(5)	One stop	SF +	6.75%		N/A(6)		11/2028	—	(1)	—	—
								9,900	9,635	0.7	9,900
Food & Staples Retailing
Mendocino Farms, LLC	One stop	SF +	6.25%	(n)	11.45%		06/2025	628	624	0.1	628
Mendocino Farms, LLC	One stop	SF +	6.25%	(n)	11.45%		06/2025	322	320	—	322
Mendocino Farms, LLC	One stop	SF +	6.25%	(n)	11.45%		06/2025	253	251	—	253
Mendocino Farms, LLC	One stop	SF +	6.25%	(n)	11.45%		06/2025	248	246	—	248
Mendocino Farms, LLC	One stop	SF +	6.25%	(n)	11.45%		06/2025	162	161	—	162
Mendocino Farms, LLC	One stop	SF +	6.25%	(n)	11.45%		06/2025	122	121	—	122
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Mendocino Farms, LLC	One stop	SF +	6.25%	(n)	11.45%				06/2025	$122	$121	—%	$122
Mendocino Farms, LLC	One stop	SF +	6.25%	(n)	11.45%				06/2025	60	60	—	60
Mendocino Farms, LLC	One stop	SF +	6.25%	(n)	11.45%				06/2025	216	212	—	216
Mendocino Farms, LLC	One stop	SF +	6.25%	(n)	11.45%				06/2025	270	268	—	270
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(o)	12.89%				06/2024	327	327	0.1	327
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(o)	12.89%				06/2024	115	115	—	115
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(o)	12.89%				06/2024	55	54	—	55
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(o)	12.89%				06/2024	—	—	—	—
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(o)	12.89%				06/2024	67	66	—	67
Wineshipping.com LLC^	One stop	SF +	5.75%	(o)	11.16%				10/2027	3,056	3,034	0.2	2,933
Wineshipping.com LLC	One stop	SF +	5.75%	(o)	10.86%				10/2027	84	80	—	80
Wineshipping.com LLC	One stop	SF +	5.75%	(o)	10.99%				10/2027	37	36	—	33
										6,144	6,096	0.4	6,013
Food Products
Borrower R365 Holdings, LLC+(22)	One stop	SF +	6.50%	(o)	11.89%				06/2027	5,347	5,280	0.4	5,294
Borrower R365 Holdings, LLC#(22)	One stop	SF +	6.50%	(o)	11.89%				06/2027	445	439	—	441
Borrower R365 Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)				06/2027	—	(1)	—	(1)
Borrower R365 Holdings, LLC(5)	One stop	SF +	9.50%		N/A(6)				06/2027	—	(4)	—	(3)
Borrower R365 Holdings, LLC(22)	One stop	SF +	6.50%	(o)	11.89%				06/2027	191	190	—	189
Flavor Producers, LLC#(22)	Senior secured	SF +	6.50%	(d)(o)	10.09%	cash/	1.75%	PIK	12/2024	440	440	—	418
Flavor Producers, LLC(5)(22)	Senior secured	SF +	6.50%	(o)	10.09%	cash/	1.75%	PIK	09/2024	—	—	—	(1)
Kodiak Cakes, LLC+	Senior secured	SF +	8.75%	(o)	13.99%				06/2027	4,827	4,706	0.3	4,429
Kodiak Cakes, LLC	Senior secured	SF +	8.75%	(o)	13.99%				06/2026	150	146	—	132
Louisiana Fish Fry Products, Ltd.#~	One stop	SF +	6.25%	(p)	11.36%				07/2027	4,174	4,146	0.3	3,924
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(p)	11.36%				07/2027	44	43	—	35
MAPF Holdings, Inc.~^+	One stop	SF +	5.00%	(o)	10.39%				12/2026	14,956	14,869	1.1	14,956
MAPF Holdings, Inc.	One stop	SF +	5.00%	(o)	10.37%				12/2026	130	128	—	130
P&P Food Safety Holdings, Inc.~^	One stop	SF +	6.00%	(n)(o)	11.39%				12/2026	7,142	7,086	0.5	6,928
P&P Food Safety Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(1)	—	(3)
P&P Food Safety Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(19)	—	(76)
Ultimate Baked Goods Midco LLC#	One stop	SF +	6.25%	(n)	11.45%				08/2027	2,812	2,779	0.2	2,812
Ultimate Baked Goods Midco LLC(5)	One stop	SF +	6.25%		N/A(6)				08/2027	—	(1)	—	—
Whitebridge Pet Brands, LLC^	One stop	SF +	5.00%	(n)	10.20%				07/2027	9,207	9,136	0.7	9,115
Whitebridge Pet Brands, LLC(5)	One stop	SF +	5.00%		N/A(6)				07/2027	—	(2)	—	(3)
Wizard Bidco Limited#(8)(9)(10)	One stop	SN +	5.67%	(l)	10.60%				03/2029	3,365	3,450	0.2	3,104
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	5.67%	(l)	10.60%				09/2028	38	35	—	31
Wizard Bidco Limited#(8)(10)	One stop	SF +	7.00%	(o)	12.23%				03/2029	6,497	6,377	0.5	6,432
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	7.00%	(l)	11.93%				03/2029	2,257	2,154	0.2	2,235
Wizard Bidco Limited(5)(8)(9)(10)	One stop	SN +	7.00%		N/A(6)				03/2029	—	(22)	—	(16)
										62,022	61,354	4.4	60,502

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior secured	SF +	8.25%	(p)	13.36%	09/2024	$182	$182	—%	$182
Coding Solutions Acquisition, Inc.#	One stop	SF +	5.50%	(n)	10.60%	05/2028	2,696	2,674	0.2	2,696
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(n)	10.60%	05/2028	14	13	—	14
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(o)	10.58%	05/2028	85	82	—	85
Color Intermediate, LLC#	One stop	SF +	5.50%	(n)	10.70%	10/2029	6,093	5,984	0.4	5,910
Connexin Software, Inc.#+	One stop	SF +	8.50%	(o)	13.74%	02/2024	1,586	1,583	0.1	1,586
Connexin Software, Inc.	One stop	SF +	8.50%		N/A(6)	02/2024	—	—	—	—
Crow River Buyer, Inc.#	One stop	SF +	7.75%	(o)	12.80%	01/2029	2,460	2,414	0.2	2,423
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)	01/2029	—	(1)	—	(1)
ESO Solution, Inc.#+	One stop	SF +	7.00%	(o)	12.25%	05/2027	3,811	3,785	0.3	3,772
ESO Solution, Inc.	One stop	SF +	7.00%	(o)	12.33%	03/2027	43	42	—	42
HSI Halo Acquisition, Inc.#	One stop	SF +	5.75%	(p)	11.19%	08/2026	1,494	1,477	0.1	1,464
HSI Halo Acquisition, Inc.#	One stop	SF +	5.75%	(p)	11.19%	08/2026	788	788	0.1	772
HSI Halo Acquisition, Inc.~	One stop	SF +	5.75%	(p)	11.19%	08/2026	519	516	—	508
HSI Halo Acquisition, Inc.#	One stop	SF +	5.75%	(p)	11.19%	08/2026	499	488	—	489
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(p)	11.19%	08/2026	362	358	—	355
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(p)	11.19%	08/2026	302	300	—	296
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(n)	10.95%	09/2025	39	38	—	38
HSI Halo Acquisition, Inc.(22)	One stop	N/A			10.00%	08/2026	4	4	—	6
Nextech Holdings, LLC~+	One stop	SF +	5.00%	(o)	10.39%	06/2025	17,355	17,302	1.3	17,355
Nextech Holdings, LLC+	One stop	SF +	5.00%	(o)	10.39%	06/2025	704	701	0.1	704
Nextech Holdings, LLC	One stop	SF +	5.00%	(o)	10.39%	06/2025	50	49	—	50
Plasma Buyer LLC#	One stop	SF +	5.75%	(o)	10.99%	05/2029	2,776	2,730	0.2	2,443
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)	05/2028	—	(1)	—	(6)
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)	05/2029	—	(6)	—	—
QF Holdings, Inc.	One stop	SF +	6.25%	(n)	11.45%	12/2027	305	302	—	305
Qgenda Intermediate Holdings, LLC+	One stop	SF +	5.00%	(o)	10.34%	06/2025	5,623	5,598	0.4	5,510
Qgenda Intermediate Holdings, LLC~	One stop	SF +	5.00%	(o)	10.34%	06/2025	4,948	4,949	0.4	4,849
Qgenda Intermediate Holdings, LLC~	One stop	SF +	5.00%	(o)	10.34%	06/2025	2,394	2,395	0.2	2,346
Qgenda Intermediate Holdings, LLC+	One stop	SF +	5.00%	(o)	10.34%	06/2025	671	669	0.1	657
Qgenda Intermediate Holdings, LLC	One stop	SF +	5.00%	(o)	10.34%	06/2025	100	100	—	98
Transaction Data Systems, Inc.~+	One stop	SF +	4.50%	(o)	9.89%	02/2026	11,094	10,971	0.8	10,984
Transaction Data Systems, Inc.(5)	One stop	SF +	4.50%		N/A(6)	02/2026	—	(1)	—	(1)
Veranex, Inc.	Senior secured	SF +	5.25%	(p)	10.54%	04/2028	373	358	—	335
Veranex, Inc.#	Senior secured	SF +	5.25%	(p)	10.07%	04/2028	198	196	—	178
Veranex, Inc.	Senior secured	SF +	5.25%	(p)	10.42%	04/2028	50	50	—	45
							67,618	67,089	4.9	66,489
Healthcare Equipment and Supplies
Aspen Medical Products, LLC~	One stop	SF +	5.00%	(o)	10.24%	06/2025	937	934	0.1	937
Aspen Medical Products, LLC#	One stop	SF +	5.00%	(o)	10.24%	06/2025	60	60	—	60
Aspen Medical Products, LLC	One stop	SF +	5.00%		N/A(6)	06/2025	—	—	—	—
Baduhenna Bidco Limited(8)(10)	One stop	SF +	5.95%	(m)	11.26%	08/2028	2,330	2,300	0.2	2,330
Baduhenna Bidco Limited(8)(9)(10)	One stop	E +	5.95%	(f)	9.26%	08/2028	1,360	1,456	0.1	1,360
Baduhenna Bidco Limited(8)(9)(10)	One stop	SN +	5.95%	(l)	11.00%	08/2028	386	417	—	386
Baduhenna Bidco Limited(8)(9)(10)	One stop	E +	5.95%	(f)	9.55%	08/2028	324	327	—	324
Baduhenna Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.95%		N/A(6)	08/2028	—	(6)	—	—
Belmont Instrument, LLC^	One stop	SF +	6.25%	(o)	11.49%	08/2028	4,863	4,822	0.4	4,863
Belmont Instrument, LLC	One stop	SF +	6.25%	(m)	11.30%	08/2028	33	32	—	33
Blades Buyer, Inc.#~	Senior secured	SF +	5.00%	(o)	9.89%	03/2028	2,473	2,448	0.2	2,449
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Blades Buyer, Inc.#	Senior secured	SF +	5.00%	(p)	9.90%	03/2028	$1,109	$1,100	0.1%	$1,098
Blades Buyer, Inc.#	Senior secured	SF +	5.25%	(n)	9.89%	03/2028	461	455	—	461
Blades Buyer, Inc.	Senior secured	P +	3.75%	(d)	12.00%	03/2028	19	18	—	16
Blue River Pet Care, LLC~^	One stop	SF +	5.75%	(n)	10.95%	07/2026	12,956	12,852	0.9	12,826
Blue River Pet Care, LLC(5)	One stop	SF +	5.75%		N/A(6)	07/2026	—	(22)	—	(32)
Blue River Pet Care, LLC#	One stop	SF +	5.75%	(n)	10.95%	07/2026	2,764	2,745	0.2	2,736
Blue River Pet Care, LLC#	One stop	SF +	5.75%	(n)	10.95%	07/2026	2,657	2,638	0.2	2,630
Blue River Pet Care, LLC	One stop	SF +	5.75%	(n)	10.94%	08/2025	32	31	—	30
Blue River Pet Care, LLC#	One stop	SF +	5.75%	(n)	10.95%	07/2026	11,854	11,773	0.9	11,735
Blue River Pet Care, LLC	One stop	SF +	5.75%	(o)	11.10%	07/2026	2,630	2,612	0.2	2,604
CCSL Holdings, LLC~(8)	One stop	SF +	5.75%	(n)	10.95%	12/2026	6,054	6,010	0.4	5,994
CCSL Holdings, LLC#(8)	One stop	SF +	5.75%	(n)	10.95%	12/2026	1,634	1,623	0.1	1,618
CCSL Holdings, LLC#(8)(9)	One stop	SN +	5.75%	(l)	10.78%	12/2026	987	970	0.1	977
CCSL Holdings, LLC(8)	One stop	SF +	5.75%	(n)	10.95%	12/2026	150	149	—	148
CCSL Holdings, LLC(5)(8)	One stop	SF +	5.75%		N/A(6)	12/2026	—	(8)	—	—
CMI Parent Inc.~+	Senior secured	SF +	4.75%	(n)	9.95%	08/2025	14,101	14,034	1.0	14,101
CMI Parent Inc.+	Senior secured	SF +	4.75%	(n)	9.95%	08/2025	6,752	6,715	0.5	6,752
CMI Parent Inc.#	Senior secured	SF +	4.75%	(n)	9.95%	08/2025	6,148	6,102	0.5	6,148
CMI Parent Inc.(5)	Senior secured	SF +	4.75%		N/A(6)	08/2025	—	(1)	—	—
							83,074	82,586	6.1	82,584
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC	One stop	SF +	5.50%	(n)	10.70%				12/2027	$7,004	$6,941	0.5%	$6,750
AAH TOPCO, LLC (22)	Subordinated debt	N/A			11.50%	PIK			12/2031	1,187	1,170	0.1	1,068
AAH TOPCO, LLC #	One stop	SF +	5.50%	(n)	10.70%				12/2027	517	513	—	502
AAH TOPCO, LLC (5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	—	—	(2)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(22)	Subordinated debt	SF +	10.50%	(n)	15.70%				03/2028	13,294	13,131	1.0	13,294
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC~	One stop	SF +	6.13%	(n)	11.33%				03/2027	1,829	1,814	0.1	1,820
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.13%	(n)	11.33%				03/2027	1,529	1,511	0.1	1,521
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(22)	Subordinated debt	SF +	10.50%	(n)	15.70%				03/2028	832	824	0.1	832
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	SF +	6.25%	(o)	11.61%				03/2027	695	687	0.1	695
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(22)	Subordinated debt	SF +	10.50%	(n)	15.70%				03/2028	318	316	—	318
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	SF +	6.25%	(n)(o)	11.48%				03/2027	329	328	—	329
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	SF +	6.00%		N/A(6)				03/2027	—	(1)	—	(1)
Community Care Partners, LLC#	One stop	SF +	6.00%	(n)	11.22%				06/2026	1,203	1,195	0.1	1,119
Community Care Partners, LLC(5)	One stop	SF +	6.00%		N/A(6)				06/2026	—	(1)	—	—
CRH Healthcare Purchaser, Inc.#	Senior secured	SF +	4.75%	(o)	10.14%				12/2024	3,926	3,908	0.3	3,868
CRH Healthcare Purchaser, Inc.~	Senior secured	SF +	4.75%	(o)	10.14%				12/2024	1,661	1,653	0.1	1,636
CRH Healthcare Purchaser, Inc.#	Senior secured	SF +	4.75%	(o)	10.14%				12/2024	1,242	1,236	0.1	1,223
CRH Healthcare Purchaser, Inc.#	Senior secured	SF +	4.75%	(o)	10.14%				12/2024	841	837	0.1	829
CRH Healthcare Purchaser, Inc.	Senior secured	SF +	4.75%	(o)	10.14%				12/2024	60	59	—	58
Datix Bidco Limited(8)(9)(10)	Senior secured	SN +	4.50%	(l)	9.43%				04/2025	23,955	25,504	1.7	23,476
Datix Bidco Limited(8)(9)(10)	Second lien	SN +	7.75%	(l)	12.68%				04/2026	8,500	9,030	0.6	8,330
Datix Bidco Limited(8)(9)(10)	Senior secured	SN +	4.50%	(l)	9.43%				04/2025	4,437	4,689	0.3	4,348
Datix Bidco Limited(8)(10)	Senior secured	SF +	4.50%	(p)	9.53%				04/2025	184	182	—	180
Datix Bidco Limited(8)(10)	Senior secured	SF +	4.50%	(p)	9.53%				09/2024	34	33	—	33
Datix Bidco Limited(8)(10)	Second lien	SF +	7.75%	(p)	12.78%				04/2026	58	58	—	57
Elite Dental Partners LLC(7)(22)	One stop	SF +	5.25%	(o)	10.49%	PIK			09/2024	1,937	1,889	0.1	1,221
Elite Dental Partners LLC(7)(22)	One stop	SF +	12.00%	(o)	17.24%	PIK			09/2024	873	839	—	628
Elite Dental Partners LLC(22)	One stop	SF +	5.25%	(o)	10.49%	PIK			09/2024	209	209	—	209
Emerge Intermediate, Inc.#(22)	One stop	SF +	7.25%	(o)	11.39%	cash/	1.25%	PIK	05/2024	2,300	2,289	0.2	2,300
Emerge Intermediate, Inc.#(22)	One stop	SF +	7.25%	(o)	11.39%	cash/	1.25%	PIK	05/2024	218	218	—	218
Emerge Intermediate, Inc.(22)	One stop	SF +	7.25%	(o)	11.13%	cash/	1.25%	PIK	05/2024	111	111	—	111
Encorevet Group LLC	One stop	L +	6.75%	(b)	12.23%				11/2024	14,519	14,469	1.1	14,229
Encorevet Group LLC	One stop	L +	6.75%	(b)	12.23%				11/2024	7,473	7,442	0.5	7,323
Encorevet Group LLC~	Senior secured	L +	6.75%	(b)	12.23%				11/2024	3,940	3,929	0.3	3,861
Encorevet Group LLC	One stop	L +	6.75%	(b)	12.23%				11/2024	1,965	1,957	0.2	1,926
Encorevet Group LLC~	Senior secured	L +	6.75%	(b)	12.23%				11/2024	1,768	1,769	0.1	1,733
Encorevet Group LLC~	Senior secured	L +	6.75%	(b)	12.23%				11/2024	1,101	1,098	0.1	1,079
Encorevet Group LLC	Senior secured	L +	6.75%	(b)	12.23%				11/2024	914	912	0.1	896
Encorevet Group LLC	One stop	L +	6.75%	(b)	12.23%				11/2024	651	648	—	638
Encorevet Group LLC	One stop	L +	6.75%	(b)	12.23%				11/2024	623	620	0.1	611
Encorevet Group LLC	One stop	L +	6.75%	(b)	12.23%				11/2024	564	561	—	553
Encorevet Group LLC	One stop	L +	6.75%	(b)	12.23%				11/2024	388	387	—	380
Encorevet Group LLC	One stop	L +	6.75%	(b)	12.23%				11/2024	242	241	—	237
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Encorevet Group LLC	Senior secured	L +	6.75%	(b)	12.23%	11/2024	$157	$157	—%	$154
Encorevet Group LLC	One stop	L +	6.75%	(b)	12.23%	11/2024	118	118	—	116
Encorevet Group LLC	Senior secured	L +	6.75%	(b)	12.19%	11/2024	47	47	—	46
ERC Topco Holdings, LLC#^	One stop	SF +	5.50%	(o)	11.00%	11/2028	17,445	17,321	1.1	15,351
ERC Topco Holdings, LLC	One stop	SF +	5.50%	(d)(n)	11.11%	11/2027	43	41	—	27
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	5.75%	(i)	11.00%	03/2027	3,452	3,542	0.3	3,452
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	5.75%	(i)	11.00%	03/2027	2,526	2,509	0.2	2,526
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	5.75%	(i)	11.00%	03/2027	2,350	2,427	0.2	2,350
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(12)	One stop	SF +	5.75%	(n)	10.95%	03/2027	1,035	1,024	0.1	1,035
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(9)(12)	One stop	C +	5.75%	(k)	10.79%	03/2027	728	715	0.1	728
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(12)	One stop	SF +	5.75%	(n)	10.95%	03/2027	460	456	—	460
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	5.75%	(i)	11.00%	03/2027	408	389	—	408
Heartland Veterinary Partners LLC#	Senior secured	SF +	4.75%	(n)	9.95%	12/2026	2,403	2,387	0.2	2,355
Heartland Veterinary Partners LLC#	Senior secured	SF +	4.75%	(n)	9.95%	12/2026	380	377	—	372
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%		N/A(6)	12/2026	—	—	—	—
Klick Inc.^(8)(12)	Senior secured	SF +	4.50%	(o)	9.84%	03/2028	3,884	3,857	0.3	3,884
Klick Inc.(5)(8)(12)	Senior secured	SF +	4.50%		N/A(6)	03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC~	Senior secured	SF +	5.25%	(o)	10.64%	05/2025	788	784	0.1	788
Krueger-Gilbert Health Physics, LLC~	Senior secured	SF +	5.25%	(o)	10.64%	05/2025	463	461	—	463
Krueger-Gilbert Health Physics, LLC	Senior secured	SF +	5.25%	(o)	10.64%	05/2025	223	220	—	223
Krueger-Gilbert Health Physics, LLC~	Senior secured	SF +	5.25%	(o)	10.64%	05/2025	125	124	—	125
Krueger-Gilbert Health Physics, LLC	Senior secured	SF +	5.25%	(o)	10.64%	05/2025	30	30	—	30
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(9)(12)	One stop	C +	5.50%	(k)	10.88%	05/2028	7,119	7,699	0.5	6,763
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	SF +	5.50%	(o)	10.89%	05/2028	1,664	1,647	0.1	1,581
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	SF +	5.50%	(o)	10.89%	05/2028	1,100	1,092	0.1	1,045
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C +	5.50%	(k)	10.88%	05/2028	434	457	—	412
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C +	5.50%	(k)	10.88%	05/2028	226	231	—	223
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C +	5.50%	(k)	10.87%	05/2026	165	163	—	159
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(12)	One stop	SF +	5.50%	(o)	10.89%	05/2028	77	75	—	74
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(12)	One stop	SF +	5.50%	(o)	10.89%	05/2026	60	60	—	58
Opening Day Borrower 111 LLC(7)(22)	One stop	SF +	6.25%	(o)	11.64%	05/2027	1,420	1,324	0.1	1,321
Opening Day Borrower 111 LLC(7)(22)	One stop	SF +	6.25%	(o)	11.64%	05/2027	543	518	—	505
Opening Day Borrower 111 LLC(5)(7)	One stop	SF +	6.25%		N/A(6)	05/2027	—	—	—	(12)
Suveto Buyer, LLC	One stop	SF +	4.25%	(n)	9.45%	09/2027	8,163	8,084	0.6	7,711
Suveto Buyer, LLC	One stop	SF +	4.25%	(n)	9.45%	09/2027	47	45	—	39
							171,514	173,585	12.1	165,208
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(o)	11.43%				08/2028	$3,839	$3,807	0.3%	$3,839
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	—
Barteca Restaurants, LLC	One stop	SF +	6.00%	(o)	11.41%				08/2028	258	249	—	258
BJH Holdings III Corp.#~^	One stop	SF +	4.50%	(n)	9.74%				08/2025	21,048	20,923	1.5	20,628
BJH Holdings III Corp.	One stop	SF +	4.50%	(n)	9.74%				08/2025	130	127	—	122
Davidson Hotel Company, LLC^	One stop	SF +	5.25%	(n)	10.45%				07/2024	1,742	1,736	0.1	1,742
Davidson Hotel Company, LLC	One stop	SF +	5.25%	(n)	10.45%				07/2024	425	425	—	425
Davidson Hotel Company, LLC	One stop	SF +	5.25%		N/A(6)				07/2024	—	—	—	—
EOS Fitness Opco Holdings, LLC#	One stop	SF +	4.75%	(p)	10.34%				01/2026	1,887	1,875	0.2	1,887
EOS Fitness Opco Holdings, LLC#	One stop	SF +	4.75%	(p)	10.34%				01/2026	362	359	—	362
EOS Fitness Opco Holdings, LLC	One stop	SF +	4.75%	(p)	10.34%				01/2026	22	22	—	22
EOS Fitness Opco Holdings, LLC	One stop	SF +	4.75%	(o)(p)	9.90%				01/2026	198	196	—	198
ESN Venture Holdings, LLC#^	One stop	SF +	6.00%	(p)	10.86%				10/2028	1,843	1,819	0.2	1,843
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(p)	10.86%				10/2028	16	14	—	16
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(p)	11.02%				10/2028	30	18	—	30
Harri US LLC+(22)	One stop	SF +	10.00%	(p)	11.19%	cash/	4.00%	PIK	08/2026	357	327	—	359
Harri US LLC(22)	One stop	SF +	10.00%	(p)	11.38%	cash/	4.00%	PIK	08/2026	242	241	—	243
Harri US LLC	One stop	SF +	10.00%		N/A(6)				08/2026	—	—	—	—
Harri US LLC(22)	One stop	SF +	6.00%	(p)	11.47%				08/2026	237	236	—	239
Health Buyer, LLC#	Senior secured	SF +	5.25%	(d)(n)(o)	10.51%				04/2029	1,338	1,321	0.1	1,311
Health Buyer, LLC	Senior secured	SF +	5.25%	(n)	10.45%				04/2028	23	23	—	22
SSRG Holdings, LLC~^	One stop	SF +	4.75%	(o)	10.14%				11/2025	6,892	6,865	0.5	6,892
SSRG Holdings, LLC	One stop	SF +	4.75%	(o)	10.14%				11/2025	20	20	—	20
Tropical Smoothie Cafe Holdings, LLC#^	One stop	SF +	4.75%	(o)	9.95%				09/2026	9,381	9,311	0.7	9,381
Tropical Smoothie Cafe Holdings, LLC~	One stop	SF +	4.75%	(n)(o)	10.14%				09/2026	4,938	4,892	0.4	4,938
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF +	4.75%	(o)	9.95%				09/2026	2,177	2,159	0.2	2,177
Tropical Smoothie Cafe Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)				09/2026	—	(1)	—	—
										57,405	56,963	4.2	56,954

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
Groundworks LLC#	One stop	SF +	6.50%	(n)	11.65%				03/2030	$3,509	$3,409	0.3%	$3,509
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2030	—	(9)	—	—
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2029	—	(1)	—	—
										3,509	3,399	0.3	3,509
Household Products
WU Holdco, Inc.~	One stop	SF +	5.50%	(o)	10.89%				03/2026	1,200	1,195	0.1	1,140
WU Holdco, Inc.#	One stop	SF +	5.50%	(o)	10.89%				03/2026	427	427	—	406
WU Holdco, Inc.	One stop	SF +	5.50%	(o)	10.89%				03/2026	111	110	—	105
WU Holdco, Inc.	One stop	SF +	5.50%	(o)	10.89%				03/2025	16	16	—	16
										1,754	1,748	0.1	1,667
Industrial Conglomerates
Arch Global CCT Holdings Corp.#	Senior secured	L +	4.75%	(b)	10.02%				04/2026	898	896	0.1	880
Arch Global CCT Holdings Corp.	Senior secured	SF +	4.75%	(o)	10.09%				04/2026	470	468	—	461
Arch Global CCT Holdings Corp.#	Senior secured	SF +	4.75%	(b)(o)	10.07%				04/2026	501	500	—	491
Arch Global CCT Holdings Corp.	Senior secured	SF +	4.75%		N/A(6)				04/2025	—	—	—	—
Dwyer Instruments, Inc.#	One stop	SF +	5.75%	(o)	11.09%				07/2027	2,009	1,977	0.2	2,009
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(d)(o)	11.56%				07/2027	12	11	—	12
Dwyer Instruments, Inc.(5)	One stop	SF +	6.00%		N/A(6)				07/2027	—	(4)	—	—
Essential Services Holdings Corporation#^	One stop	L +	5.75%	(b)	10.93%				11/2026	22,017	21,875	1.6	21,576
Essential Services Holdings Corporation	One stop	SF +	5.75%	(n)	10.95%				11/2025	40	39	—	39
Excelitas Technologies Corp.#	One stop	SF +	5.75%	(o)	10.94%				08/2029	3,701	3,639	0.3	3,665
Excelitas Technologies Corp.#(8)(9)	One stop	E +	5.75%	(f)	9.05%				08/2029	625	581	0.1	619
Excelitas Technologies Corp.	One stop	SF +	5.75%	(o)	10.94%				08/2028	117	113	—	115
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(6)	—	(4)
Madison Safety & Flow LLC#	Senior secured	SF +	3.60%	(n)	8.74%				03/2025	157	157	—	157
Madison Safety & Flow LLC	Senior secured	SF +	3.60%		N/A(6)				03/2025	—	—	—	—
Specialty Measurement Bidco Limited#(8)(10)	One stop	SF +	6.00%	(m)	11.31%				11/2027	3,185	3,129	0.2	3,185
Specialty Measurement Bidco Limited#(8)(9)(10)	One stop	E +	6.00%	(f)	9.48%				11/2027	2,920	3,133	0.2	2,920
Specialty Measurement Bidco Limited(8)(9)(10)	One stop	E +	6.00%	(f)	9.46%				11/2027	1,436	1,377	0.1	1,436
Specialty Measurement Bidco Limited#(8)(10)	One stop	SF +	6.25%	(m)	11.55%				11/2027	1,257	1,234	0.1	1,263
Specialty Measurement Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.25%		N/A(6)				11/2027	—	(20)	—	—
										39,345	39,099	2.9	38,824
Insurance
Alera Group, Inc.#	One stop	SF +	6.00%	(n)	11.20%				10/2028	10,695	10,615	0.8	10,375
Alera Group, Inc.^	One stop	SF +	6.00%	(n)	11.20%				10/2028	3,460	3,436	0.2	3,356
Alera Group, Inc.^	One stop	SF +	6.00%	(n)	11.20%				10/2028	3,039	3,005	0.2	2,948
AMBA Buyer, Inc.^	One stop	SF +	5.25%	(p)	10.21%				07/2027	1,361	1,352	0.1	1,348
AMBA Buyer, Inc.	One stop	SF +	5.25%	(p)	10.21%				07/2027	405	404	—	401
AMBA Buyer, Inc.#	One stop	SF +	5.25%	(p)	10.21%				07/2027	340	337	—	336
AMBA Buyer, Inc.	One stop	SF +	5.25%	(n)	10.46%				07/2027	5	5	—	5
AMBA Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2027	—	(2)	—	(4)
Captive Resources Midco, LLC#(22)	One stop	SF +	5.25%	(n)	5.17%	cash/	5.68%	PIK	07/2029	4,909	4,827	0.4	4,909
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(3)	—	—
Disco Parent, Inc.#	One stop	SF +	7.50%	(o)	12.76%				03/2029	2,177	2,125	0.2	2,123
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	(1)
Integrity Marketing Acquisition, LLC^	Senior secured	SF +	6.05%	(o)	11.31%				08/2025	1,370	1,357	0.1	1,346
Integrity Marketing Acquisition, LLC	One stop	SF +	6.02%	(o)	11.28%				08/2025	1,106	1,090	0.1	1,083
Integrity Marketing Acquisition, LLC	Senior secured	SF +	6.05%	(o)	11.41%				08/2025	906	901	0.1	890
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Integrity Marketing Acquisition, LLC	Senior secured	SF +	6.05%	(o)	11.41%	08/2025	$682	$676	0.1%	$670
Integrity Marketing Acquisition, LLC	Senior secured	SF +	6.02%	(o)	11.38%	08/2025	683	679	—	671
Integrity Marketing Acquisition, LLC~	One stop	SF +	5.80%	(o)	11.16%	08/2025	353	350	—	345
Integrity Marketing Acquisition, LLC	Senior secured	SF +	5.80%	(o)	11.16%	08/2025	309	308	—	303
Integrity Marketing Acquisition, LLC	One stop	SF +	5.80%	(o)	11.16%	08/2025	187	186	—	183
Integrity Marketing Acquisition, LLC	One stop	SF +	6.50%		N/A(6)	08/2025	—	—	—	—
J.S. Held Holdings, LLC~+	One stop	SF +	5.50%	(o)	10.89%	07/2025	18,257	18,107	1.3	18,074
J.S. Held Holdings, LLC^	One stop	SF +	5.50%	(o)	10.89%	07/2025	4,003	3,964	0.3	3,962
J.S. Held Holdings, LLC#	One stop	SF +	5.50%	(o)	10.89%	07/2025	3,871	3,823	0.3	3,833
J.S. Held Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)	07/2025	—	(21)	—	(35)
J.S. Held Holdings, LLC	One stop	SF +	5.50%	(o)	10.89%	07/2025	104	102	—	102
J.S. Held Holdings, LLC#	One stop	SF +	5.50%	(o)	10.89%	07/2025	1,345	1,337	0.1	1,331
Keystone Agency Partners LLC^	Senior secured	SF +	5.75%	(o)	11.14%	05/2027	2,731	2,699	0.2	2,703
Keystone Agency Partners LLC#	Senior secured	SF +	5.75%	(o)	11.14%	05/2027	776	767	0.1	768
Keystone Agency Partners LLC	Senior secured	SF +	5.75%	(o)	11.14%	05/2027	611	598	—	600
Long Term Care Group, Inc.#	One stop	SF +	6.00%	(o)	11.29%	09/2027	1,258	1,241	0.1	1,157
Majesco~+	One stop	SF +	7.38%	(o)	12.62%	09/2027	7,435	7,356	0.6	7,435
Majesco(5)	One stop	SF +	7.38%		N/A(6)	09/2026	—	(2)	—	—
Norvax, LLC#+(8)	Senior secured	SF +	7.50%	(n)	12.70%	09/2025	12,298	12,218	0.9	12,053
Norvax, LLC#(8)	Senior secured	SF +	7.50%	(n)	12.70%	09/2025	4,019	3,970	0.3	3,939
Paisley Bidco Limited(8)(9)(10)	One stop	E +	6.50%	(f)	9.74%	03/2028	764	734	0.1	764
Paisley Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.75%		N/A(6)	03/2028	—	(29)	—	—
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.50%		N/A(6)	06/2029	—	(1)	—	(1)
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.50%	(o)	11.74%	05/2030	2,626	2,574	0.2	2,587
Pareto Health Intermediate Holdings, Inc.#	One stop	SF +	6.50%	(o)	11.74%	05/2030	7,879	7,723	0.6	7,761
Patriot Growth Insurance Services, LLC#^	One stop	SF +	5.75%	(o)	11.14%	10/2028	4,663	4,629	0.3	4,570
Patriot Growth Insurance Services, LLC	One stop	SF +	5.75%	(o)	11.07%	10/2028	501	493	—	482
Patriot Growth Insurance Services, LLC(5)	One stop	SF +	5.50%		N/A(6)	10/2028	—	—	—	(1)
People Corporation#(8)(9)(12)	One stop	C +	6.25%	(k)	11.28%	02/2028	5,479	5,660	0.4	5,479
People Corporation(8)(9)(12)	One stop	C +	6.25%	(k)	11.28%	02/2028	1,788	1,898	0.1	1,788
People Corporation(8)(9)(12)	One stop	C +	5.50%	(j)(k)	10.58%	02/2028	2,940	2,933	0.2	2,894
People Corporation(8)(9)(12)	One stop	C +	6.25%	(k)	11.27%	02/2027	57	55	—	57
RSC Acquisition, Inc.~+	One stop	SF +	5.50%	(o)	10.72%	10/2026	12,118	11,988	0.9	11,876
RSC Acquisition, Inc.#^	One stop	SF +	5.50%	(o)	10.85%	10/2026	3,811	3,785	0.3	3,734
RSC Acquisition, Inc.~+	One stop	SF +	5.50%	(o)	10.77%	10/2026	3,112	3,006	0.2	3,050
RSC Acquisition, Inc.#	One stop	SF +	5.50%	(o)	10.92%	10/2026	2,204	2,187	0.2	2,160
RSC Acquisition, Inc.	One stop	SF +	5.50%	(o)	10.89%	10/2026	404	399	—	390
RSC Acquisition, Inc.(5)	One stop	SF +	5.50%		N/A(6)	10/2026	—	(1)	—	(2)
Sunstar Insurance Group, LLC	Senior secured	SF +	5.75%	(o)	11.14%	10/2026	372	370	—	372
Sunstar Insurance Group, LLC#	Senior secured	SF +	5.75%	(o)	11.14%	10/2026	309	306	—	309
Sunstar Insurance Group, LLC	Senior secured	SF +	5.75%	(o)	11.14%	10/2026	156	154	—	156
Sunstar Insurance Group, LLC	Senior secured	P +	4.75%	(d)	13.00%	10/2026	4	4	—	4
							137,882	136,673	10.0	135,638
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Internet & Catalog Retail
Revalize, Inc.~+	One stop	SF +	5.75%	(n)	10.95%				04/2027	$5,876	$5,839	0.4%	$5,289
Revalize, Inc.+	One stop	SF +	5.75%	(n)	10.95%				04/2027	3,439	3,418	0.2	3,095
Revalize, Inc.#	One stop	SF +	5.75%	(n)	10.95%				04/2027	2,033	2,024	0.1	1,830
Revalize, Inc.+	One stop	SF +	5.75%	(n)	10.95%				04/2027	1,705	1,695	0.1	1,535
Revalize, Inc.+	One stop	SF +	5.75%	(n)	10.95%				04/2027	1,027	1,021	0.1	925
Revalize, Inc.#	One stop	SF +	5.75%	(n)	10.95%				04/2027	793	787	0.1	714
Revalize, Inc.	One stop	SF +	5.75%	(n)	10.95%				04/2027	191	184	—	172
Revalize, Inc.(5)	One stop	SF +	5.75%		N/A(6)				04/2027	—	(1)	—	(23)
										15,064	14,967	1.0	13,537
IT Services
Acquia, Inc.+	One stop	L +	7.00%	(b)	12.34%				10/2025	2,442	2,429	0.2	2,442
Acquia, Inc.	One stop	SF +	7.00%	(c)(o)(p)	12.34%				10/2025	44	43	—	44
CivicPlus, LLC+(22)	One stop	L +	6.50%	(b)	9.48%	cash/	2.50%	PIK	08/2027	2,667	2,644	0.2	2,640
CivicPlus, LLC#(22)	One stop	L +	6.50%	(b)	9.48%	cash/	2.50%	PIK	08/2027	1,586	1,574	0.1	1,571
CivicPlus, LLC#(22)	One stop	L +	6.50%	(b)	9.48%	cash/	2.50%	PIK	08/2027	1,250	1,239	0.1	1,238
CivicPlus, LLC(22)	One stop	SF +	11.75%	(p)	16.58%				06/2034	216	211	—	214
CivicPlus, LLC	One stop	L +	6.00%	(a)	11.15%				08/2027	14	14	—	14
Critical Start, Inc.#(22)	One stop	SF +	6.75%	(o)	8.17%	cash/	3.63%	PIK	05/2028	1,705	1,691	0.1	1,688
Critical Start, Inc.(5)	One stop	SF +	6.75%		N/A(6)				05/2028	—	(1)	—	(1)
Critical Start, Inc.#(22)	One stop	SF +	6.75%	(o)	8.17%	cash/	3.63%	PIK	05/2028	792	777	0.1	785
Delinea Inc.+	One stop	SF +	5.75%	(o)	11.14%				03/2028	6,448	6,382	0.5	6,190
Delinea Inc.+	One stop	SF +	5.75%	(o)	11.14%				03/2028	3,783	3,750	0.3	3,632
Delinea Inc.(5)	One stop	SF +	5.75%		N/A(6)				03/2027	—	(2)	—	(8)
Optimizely North America, Inc.+	One stop	SF +	5.50%	(o)	10.89%				04/2026	4,864	4,822	0.3	4,669
Optimizely North America, Inc.(8)(9)	One stop	E +	5.75%	(f)	9.30%				04/2026	4,362	4,573	0.3	4,187
Optimizely North America, Inc.+	One stop	SF +	5.50%	(o)	10.89%				04/2026	2,663	2,649	0.2	2,556
Optimizely North America, Inc.#	One stop	SF +	5.50%	(o)	10.89%				04/2026	1,507	1,493	0.1	1,447
Optimizely North America, Inc.(5)	One stop	SF +	5.50%		N/A(6)				04/2026	—	(2)	—	(14)
Optimizely North America, Inc.(5)	One stop	SF +	5.50%		N/A(6)				04/2026	—	(9)	—	(76)
Goldcup 31018 AB#(8)(9)(17)(22)	One stop	E +	13.25%	(g)	9.32%	cash/	9.57%	PIK	07/2029	4,285	3,897	0.3	4,242
Goldcup 31018 AB(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				01/2029	—	(2)	—	(1)
Goldcup 31018 AB(8)(9)(17)(22)	One stop	E +	16.46%	(f)	9.71%	cash/	9.96%	PIK	07/2029	407	388	—	400
Infinisource, Inc.#~	One stop	SF +	4.75%	(p)	10.34%				10/2026	10,166	10,098	0.7	9,963
Infinisource, Inc.^	One stop	SF +	4.75%	(p)	10.34%				10/2026	6,456	6,413	0.5	6,327
Infinisource, Inc.#	One stop	SF +	4.75%	(p)	10.34%				10/2026	4,855	4,825	0.4	4,758
Infinisource, Inc.#	One stop	SF +	4.75%	(p)	10.34%				10/2026	3,272	3,250	0.2	3,206
Infinisource, Inc.#	One stop	SF +	4.75%	(p)	10.34%				10/2026	1,929	1,876	0.1	1,891
Infinisource, Inc.#	One stop	SF +	4.75%	(p)	10.34%				10/2026	1,685	1,674	0.1	1,651
Infinisource, Inc.#	One stop	SF +	4.75%	(p)	10.34%				10/2026	1,438	1,429	0.1	1,410
Infinisource, Inc.#	One stop	SF +	4.75%	(p)	10.34%				10/2026	1,203	1,193	0.1	1,179
Infinisource, Inc.#	One stop	SF +	4.75%	(p)	10.34%				10/2026	575	518	—	564
Infinisource, Inc.(5)	One stop	SF +	4.75%		N/A(6)				10/2026	—	(1)	—	(3)
Infinisource, Inc.(5)	One stop	SF +	4.75%		N/A(6)				10/2026	—	(19)	—	(57)
Netwrix Corporation^	One stop	SF +	5.00%	(p)	10.30%				06/2029	2,106	2,091	0.2	2,063
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(3)	—	(12)
Netwrix Corporation	One stop	SF +	5.00%	(o)	10.24%				06/2029	44	42	—	40
PCS Intermediate II Holdings, LLC~	One stop	L +	5.25%	(b)	10.52%				01/2026	4,783	4,762	0.4	4,783
PCS Intermediate II Holdings, LLC#	One stop	L +	5.25%	(b)	10.52%				01/2026	700	696	0.1	700
PCS Intermediate II Holdings, LLC	One stop	SF +	5.25%	(b)(o)	10.62%				01/2026	50	50	—	50
Recordxtechnologies, LLC#~(22)	One stop	SF +	7.50%	(o)	11.74%	cash/	1.00%	PIK	12/2025	18,357	18,228	1.3	17,989
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Recordxtechnologies, LLC(22)	One stop	SF +	7.50%	(o)	11.74%	cash/	1.00%	PIK	12/2025	$1,675	$1,664	0.1%	$1,641
Recordxtechnologies, LLC(22)	One stop	SF +	7.50%	(o)	11.74%	cash/	1.00%	PIK	12/2025	150	149	—	146
Red Dawn SEI Buyer, Inc.~^	Senior secured	SF +	4.25%	(o)	9.59%				11/2025	13,200	13,135	1.0	13,001
Red Dawn SEI Buyer, Inc.#(8)(9)	Senior secured	SN +	4.50%	(l)	9.43%				11/2025	8,732	9,378	0.6	8,645
Red Dawn SEI Buyer, Inc.#	Senior secured	SF +	4.25%	(o)	9.59%				11/2025	2,347	2,338	0.2	2,312
Red Dawn SEI Buyer, Inc.#	Senior secured	SF +	4.50%	(o)	9.84%				11/2025	2,188	2,178	0.2	2,166
Red Dawn SEI Buyer, Inc.#	Senior secured	SF +	4.50%	(o)	9.84%				11/2025	2,494	2,478	0.2	2,469
Red Dawn SEI Buyer, Inc.	Senior secured	SF +	4.25%	(n)(o)	9.51%				11/2025	69	68	—	65
Red Dawn SEI Buyer, Inc.(5)	Senior secured	SF +	4.50%		N/A(6)				11/2025	—	(4)	—	(6)
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(p)	15.57%				10/2026	567	558	—	567
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(o)(p)	15.67%				10/2026	99	99	—	99
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(o)	16.87%				10/2026	42	42	—	42
Saturn Borrower Inc.#~(22)	One stop	SF +	7.25%	(o)	11.89%	cash/	0.75%	PIK	09/2026	7,936	7,806	0.5	7,460
Saturn Borrower Inc.	One stop	SF +	6.50%	(o)	11.89%				09/2026	103	101	—	95
Zarya Holdco, Inc.#	Senior secured	SF +	6.50%	(o)	11.76%				07/2027	2,489	2,489	0.2	2,489
Zarya Holdco, Inc.	Senior secured	SF +	6.50%	(o)	11.73%				07/2027	7	7	—	7
										138,752	138,168	10.0	135,559
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC^(22)	One stop	SF +	6.50%	(o)	10.89%	cash/	1.00%	PIK	09/2024	$1,417	$1,415	0.1%	$1,417
WBZ Investment LLC^(22)	One stop	SF +	6.50%	(o)	10.89%	cash/	1.00%	PIK	09/2024	483	482	0.1	483
WBZ Investment LLC^(22)	One stop	SF +	6.50%	(o)	10.89%	cash/	1.00%	PIK	09/2024	335	335	—	335
WBZ Investment LLC^(22)	One stop	SF +	6.50%	(o)	10.89%	cash/	1.00%	PIK	09/2024	174	174	—	174
WBZ Investment LLC	One stop	SF +	6.50%		N/A(6)				09/2024	—	—	—	—
										2,409	2,406	0.2	2,409
Life Sciences Tools & Services
Celerion Buyer, Inc.~	One stop	SF +	6.50%	(o)	11.59%				11/2029	8,548	8,355	0.7	8,548
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(31)	—	—
Covaris Intermediate 3, LLC#	One stop	SF +	5.25%	(o)	10.64%				01/2028	365	362	—	347
Covaris Intermediate 3, LLC	One stop	SF +	5.25%	(o)	10.64%				01/2028	37	36	—	34
Covaris Intermediate 3, LLC(5)	One stop	SF +	5.25%		N/A(6)				01/2028	—	(32)	—	—
PAS Parent Inc.#~^	One stop	SF +	5.25%	(n)	10.47%				12/2028	20,144	19,870	1.5	19,741
PAS Parent Inc.	One stop	SF +	5.25%	(n)	10.47%				12/2027	96	86	—	90
PAS Parent Inc.(5)	One stop	SF +	5.25%		N/A(6)				12/2028	—	(56)	—	(47)
Reaction Biology Corporation#	One stop	SF +	5.25%	(p)	10.36%				03/2029	2,638	2,617	0.2	2,559
Reaction Biology Corporation#	One stop	SF +	5.25%	(p)	10.36%				03/2029	1,754	1,740	0.1	1,702
Reaction Biology Corporation#	One stop	SF +	5.25%	(p)	10.36%				03/2029	514	509	—	498
Reaction Biology Corporation	One stop	SF +	5.25%	(o)(p)	10.63%				03/2029	50	49	—	46
Reaction Biology Corporation(5)	One stop	SF +	5.25%		N/A(6)				03/2029	—	(23)	—	(85)
Unchained Labs, LLC	Senior secured	SF +	5.50%	(n)	10.65%				08/2027	426	417	—	390
Unchained Labs, LLC#	Senior secured	SF +	5.50%	(n)	10.65%				08/2027	360	355	—	346
Unchained Labs, LLC(5)	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	—	—	(1)
										34,932	34,253	2.5	34,168
Machinery
Bad Boy Mowers Acquisition, LLC#	Senior secured	L +	4.25%	(b)	9.69%				03/2028	730	729	0.1	730
Blackbird Purchaser, Inc.#~	Senior secured	SF +	4.25%	(n)	9.45%				04/2026	7,122	7,053	0.5	7,122
Blackbird Purchaser, Inc.	Senior secured	SF +	4.25%	(n)	9.45%				10/2025	29	29	—	29
Blackbird Purchaser, Inc.	Senior secured	SF +	4.25%	(o)	9.59%				04/2026	865	846	0.1	865
Chase Industries, Inc.(7)(22)(23)	Senior secured	L +	7.00%	(b)	12.54%				05/2025	1,956	1,940	0.1	2,093
Chase Industries, Inc.(7)(22)(23)	Senior secured	L +	7.00%	(b)	12.54%				05/2025	339	336	—	362
Chase Industries, Inc.(7)(22)(23)	Senior secured	L +	7.00%	(b)	12.54%				05/2025	107	107	—	114
										11,148	11,040	0.8	11,315
Marine
Project Nike Purchaser, LLC#	One stop	SF +	6.00%	(o)	11.24%				04/2029	14,670	14,550	1.1	14,230
Project Nike Purchaser, LLC	One stop	SF +	6.00%	(o)	11.24%				04/2029	75	73	—	68
										14,745	14,623	1.1	14,298
Media
Triple Lift, Inc.#	One stop	SF +	5.50%	(o)(p)	10.68%				05/2028	2,091	2,062	0.2	2,008
Triple Lift, Inc.#	One stop	SF +	5.50%	(p)	10.23%				05/2028	452	445	—	434
Triple Lift, Inc.	One stop	SF +	5.50%	(o)	10.55%				05/2028	27	26	—	25
										2,570	2,533	0.2	2,467
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.(8)(12)	One stop	SF +	6.50%	(o)	11.74%				05/2025	$5,523	$5,486	0.4%	$5,523
3ES Innovation, Inc.(8)(12)	One stop	SF +	6.50%	(n)	11.70%				05/2025	40	39	—	40
Envernus, Inc.#~+	Senior secured	SF +	4.50%	(n)	9.70%				07/2025	11,804	11,674	0.9	11,804
Envernus, Inc.#~+	Senior secured	SF +	4.25%	(n)	9.45%				07/2025	9,973	9,915	0.7	9,923
Envernus, Inc.	Senior secured	SF +	4.50%	(n)	9.70%				09/2026	49	46	—	49
Project Power Buyer, LLC#~	One stop	SF +	7.00%	(o)	12.24%				05/2026	13,691	13,415	1.0	13,691
Project Power Buyer, LLC(5)	One stop	SF +	7.00%		N/A(6)				05/2025	—	(1)	—	—
										41,080	40,574	3.0	41,030
Paper & Forest Products
Messenger, LLC#~	One stop	SF +	5.75%	(o)	11.14%				12/2027	4,808	4,770	0.3	4,616
Messenger, LLC~	One stop	SF +	5.75%	(o)	10.95%				12/2027	1,463	1,452	0.1	1,404
Messenger, LLC#	One stop	SF +	5.75%	(o)	11.14%				12/2027	733	728	0.1	704
Messenger, LLC	One stop	P +	4.75%	(d)(n)	12.15%				12/2027	48	48	—	46
										7,052	6,998	0.5	6,770
Pharmaceuticals
ACP Ulysses Buyer, Inc.~^	One stop	SF +	5.50%	(o)	10.89%				02/2026	10,232	10,168	0.7	9,720
ACP Ulysses Buyer, Inc.#	One stop	SF +	5.50%	(o)	10.89%				02/2026	442	436	—	420
Amalthea Parent, Inc.#~^+(8)(12)	One stop	SF +	5.00%	(n)	10.22%				03/2027	29,933	29,623	2.1	28,436
Amalthea Parent, Inc.(5)(8)(12)	One stop	SF +	5.00%		N/A(6)				03/2027	—	(2)	—	(14)
Caerus Midco 3 S.A.R.L.#(8)(13)	One stop	SF +	5.50%	(o)	10.74%				05/2029	12,736	12,521	0.9	12,354
Caerus Midco 3 S.A.R.L.#(8)(13)	One stop	SF +	5.75%	(o)	10.99%				05/2029	2,116	2,078	0.2	2,074
Caerus Midco 3 S.A.R.L.(8)(13)	One stop	SF +	5.75%	(n)	10.85%				05/2029	168	163	—	162
Caerus Midco 3 S.A.R.L.(5)(8)(13)	One stop	SF +	5.50%		N/A(6)				05/2029	—	(16)	—	(58)
Caerus Midco 3 S.A.R.L.(5)(8)(13)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(3)	—	(6)
Cobalt Buyer Sub, Inc.^	One stop	SF +	6.00%	(n)	11.22%				10/2028	4,480	4,411	0.3	4,323
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(n)	11.22%				10/2028	1,502	1,479	0.1	1,449
Cobalt Buyer Sub, Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2027	—	(1)	—	(3)
Cobalt Buyer Sub, Inc.#	One stop	SF +	6.00%	(n)	11.19%				10/2028	1,141	1,102	0.1	1,101
Spark Bidco Limited#(8)(9)(10)	Senior secured	SN +	4.75%	(l)	9.68%				08/2028	10,709	11,476	0.7	10,173
Spark Bidco Limited#(8)(9)(10)	Senior secured	SN +	6.00%	(l)	10.93%				08/2028	1,822	1,716	0.2	1,822
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	4.75%	(l)	9.68%				08/2028	1,298	1,157	0.1	1,233
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	4.75%	(l)	9.68%				08/2028	1,136	1,077	0.1	1,079
Spark Bidco Limited(5)(8)(9)(10)	Senior secured	SN +	4.75%		N/A(6)				02/2028	—	(2)	—	(5)
Spark Bidco Limited(5)(8)(10)	Senior secured	SF +	6.00%		N/A(6)				08/2028	—	(18)	—	—
										77,715	77,365	5.5	74,260
Professional Services
ALKU Intermediate Holdings, LLC#	One stop	SF +	6.25%	(n)	11.33%				05/2029	2,422	2,386	0.2	2,391
bswift, LLC#	One stop	SF +	6.63%	(n)	11.76%				11/2028	2,667	2,593	0.2	2,667
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(o)(p)	10.84%				10/2027	2,181	2,158	0.2	2,181
Citrin Cooperman Advisors LLC(5)	One stop	SF +	6.25%		N/A(6)				10/2027	—	(5)	—	—
Citrin Cooperman Advisors LLC^	One stop	SF +	6.25%	(p)	11.22%				10/2027	1,209	1,175	0.1	1,212
DISA Holdings Corp.#	Senior secured	SF +	5.50%	(n)	10.66%				09/2028	1,823	1,791	0.1	1,823
DISA Holdings Corp.	Senior secured	SF +	5.50%	(n)	10.66%				09/2028	115	112	—	115
DISA Holdings Corp.	One stop	SF +	5.50%	(n)	10.65%				09/2028	80	76	—	80
DISA Holdings Corp.(22)	Subordinated debt	SF +	10.00%	(n)	13.13%	cash/	2.00%	PIK	03/2029	50	49	—	50
DISA Holdings Corp.(5)	Senior secured	SF +	5.50%		N/A(6)				09/2028	—	(1)	—	—
Eliassen Group, LLC#	One stop	SF +	5.50%	(p)	10.84%				04/2028	742	736	0.1	742
Eliassen Group, LLC	One stop	SF +	4.50%	(o)	9.73%				04/2028	65	64	—	65
Filevine, Inc.#(22)	One stop	SF +	6.50%	(o)(p)	9.12%	cash/	2.50%	PIK	04/2027	2,618	2,584	0.2	2,637
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Filevine, Inc.	One stop	SF +	6.50%		N/A(6)	04/2027	—	—	—	—
IG Investments Holdings, LLC^	One stop	SF +	6.00%	(n)(o)	11.17%	09/2028	$2,755	$2,711	0.2%	$2,755
IG Investments Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)	09/2027	—	(1)	—	—
IG Investments Holdings, LLC^	One stop	SF +	6.00%	(o)	11.15%	09/2028	238	238	—	238
NBG Acquisition Corp. and NBG-P Acquisition Corp.#~^+	One stop	SF +	5.25%	(o)	10.45%	11/2028	26,924	26,773	1.9	26,118
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%	(o)	10.61%	11/2028	131	129	—	124
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	SF +	5.25%		N/A(6)	11/2028	—	(45)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	SF +	5.25%		N/A(6)	11/2028	—	(10)	—	—
Net Health Acquisition Corp.#	One stop	SF +	5.75%	(n)	10.95%	12/2025	1,440	1,432	0.1	1,411
Net Health Acquisition Corp.~	One stop	SF +	5.75%	(n)	10.95%	12/2025	842	836	0.1	825
Net Health Acquisition Corp.~	One stop	SF +	5.75%	(n)	10.95%	12/2025	724	719	0.1	710
Net Health Acquisition Corp.~	One stop	SF +	5.75%	(n)	10.95%	12/2025	455	452	—	446
Net Health Acquisition Corp.~	One stop	SF +	5.75%	(n)	10.95%	12/2025	108	107	—	106
Net Health Acquisition Corp.	One stop	SF +	5.75%	(n)	10.95%	12/2025	61	61	—	57
PlanSource Holdings, Inc.+	One stop	L +	6.25%	(c)	11.36%	04/2025	2,818	2,805	0.2	2,818
PlanSource Holdings, Inc.	One stop	L +	6.25%	(c)	11.36%	04/2025	556	554	—	556
PlanSource Holdings, Inc.#	One stop	L +	6.25%	(c)	11.36%	04/2025	484	482	—	484
PlanSource Holdings, Inc.	One stop	SF +	6.25%		N/A(6)	04/2025	—	—	—	—
Procure Acquireco, Inc.~^	One stop	SF +	5.00%	(o)	10.41%	12/2028	7,744	7,683	0.6	7,744
Procure Acquireco, Inc.(5)	One stop	SF +	5.00%		N/A(6)	12/2028	—	(1)	—	—
Procure Acquireco, Inc.(5)	One stop	SF +	5.00%		N/A(6)	12/2028	—	(35)	—	—
							59,252	58,608	4.3	58,355

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
Inhabit IQ Inc.#^	One stop	SF +	5.50%	(n)	10.70%	07/2025	$16,477	$16,389	1.2%	$16,477
Inhabit IQ Inc.+	One stop	SF +	5.50%	(n)	10.70%	07/2025	9,368	9,317	0.7	9,368
Inhabit IQ Inc.~	One stop	SF +	5.50%	(n)	10.70%	07/2025	2,701	2,694	0.2	2,701
Inhabit IQ Inc.~	One stop	SF +	5.50%	(n)	10.70%	07/2025	2,524	2,513	0.2	2,524
Inhabit IQ Inc.~	One stop	SF +	5.50%	(n)	10.70%	07/2025	1,091	1,088	0.1	1,091
Inhabit IQ Inc.#	One stop	SF +	5.50%	(n)	10.70%	07/2025	890	887	0.1	890
Inhabit IQ Inc.#	One stop	SF +	5.50%	(n)	10.70%	07/2025	689	684	—	689
Inhabit IQ Inc.#	One stop	SF +	5.50%	(n)	10.70%	07/2025	384	383	—	384
Inhabit IQ Inc.#	One stop	SF +	5.50%	(n)	10.70%	07/2025	326	325	—	326
Inhabit IQ Inc.#	One stop	SF +	5.50%	(n)	10.70%	07/2025	325	324	—	325
Inhabit IQ Inc.#	One stop	SF +	5.50%	(n)	10.70%	07/2025	256	255	—	256
Inhabit IQ Inc.#	One stop	SF +	5.50%	(n)	10.70%	07/2025	135	135	—	135
Inhabit IQ Inc.	One stop	L +	5.50%	(a)	10.65%	07/2025	65	65	—	65
MRI Software LLC~+	One stop	SF +	5.50%	(o)	10.84%	02/2026	15,045	14,990	1.1	14,743
MRI Software LLC~^+	One stop	SF +	5.50%	(o)	10.84%	02/2026	7,332	7,290	0.5	7,186
MRI Software LLC(5)	One stop	SF +	5.50%		N/A(6)	02/2026	—	(1)	—	(5)
MRI Software LLC(5)	One stop	SF +	5.50%		N/A(6)	02/2026	—	(1)	—	(13)
RPL Bidco Limited(8)(9)(10)	One stop	SN +	5.75%	(l)	10.68%	08/2028	7,977	8,617	0.6	7,658
RPL Bidco Limited#(8)(9)(10)	One stop	A +	5.75%	(h)	9.76%	08/2028	858	939	0.1	824
RPL Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)	02/2028	—	—	—	(2)
RPL Bidco Limited#(8)(9)(10)	One stop	A +	6.75%	(h)	10.76%	08/2028	3,536	3,511	0.3	3,536
							69,979	70,404	5.1	69,158
Road & Rail
Channelside Acquisitona Co, Inc.#	One stop	SF +	6.38%	(n)	11.58%	07/2028	1,660	1,636	0.1	1,660
Channelside Acquisitona Co, Inc.(5)	One stop	SF +	6.75%		N/A(6)	07/2026	—	(2)	—	—
Channelside Acquisitona Co, Inc.(5)	One stop	SF +	6.75%		N/A(6)	07/2028	—	(3)	—	—
Channelside Acquisitona Co, Inc.#	One stop	SF +	6.75%	(n)	11.92%	07/2028	1,444	1,403	0.1	1,455
Internet Truckstop Group LLC~	One stop	SF +	5.50%	(o)	10.89%	04/2025	7,514	7,418	0.6	7,439
Internet Truckstop Group LLC^	One stop	SF +	5.50%	(o)	10.89%	04/2025	3,305	3,282	0.2	3,272
Internet Truckstop Group LLC(5)	One stop	SF +	5.50%		N/A(6)	04/2025	—	(1)	—	(1)
							13,923	13,733	1.0	13,825
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.#+	One stop	SF +	6.50%	(n)	11.60%				06/2029	$14,840	$14,714	1.1%	$14,692
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1)	—	(1)
Appfire Technologies, LLC~+	One stop	SF +	5.50%	(o)	10.72%				03/2027	15,326	15,182	1.1	15,018
Appfire Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)				03/2027	—	(2)	—	(5)
Appfire Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)				03/2027	—	(16)	—	(44)
Apptio, Inc.+	One stop	L +	5.00%	(b)	10.20%				01/2025	12,605	12,540	1.0	12,605
Apptio, Inc.	One stop	L +	5.00%	(b)	10.20%				01/2025	29	28	—	29
Aras Corporation+(22)	One stop	L +	6.75%	(b)	8.74%	cash/	3.25%	PIK	04/2027	5,714	5,680	0.4	5,600
Aras Corporation	One stop	L +	6.50%	(b)(c)	11.71%				04/2027	61	60	—	59
Armstrong Bidco Limited#(8)(9)(10)	One stop	SN +	5.25%	(l)	10.18%				06/2029	1,883	1,769	0.1	1,780
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(l)	10.18%				06/2029	863	782	0.1	809
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(39)	—	(13)
Arrow Buyer, Inc.#	One stop	SF +	6.50%	(o)	11.74%				06/2030	8,933	8,710	0.7	8,822
Auvik Networks Inc.+(8)(12)(22)	One stop	SF +	5.75%	(o)	8.20%	cash/	2.75%	PIK	07/2027	3,089	3,069	0.2	3,005
Auvik Networks Inc.#(8)(12)(22)	One stop	SF +	6.25%	(o)	8.20%	cash/	3.25%	PIK	07/2027	559	555	—	554
Auvik Networks Inc.(5)(8)(12)	One stop	SF +	3.00%		N/A(6)				07/2027	—	(1)	—	(2)
Axiom Merger Sub Inc.#	One stop	L +	5.25%	(c)	10.60%				04/2026	1,121	1,111	0.1	1,121
Axiom Merger Sub Inc.#	One stop	L +	5.25%	(c)	10.60%				04/2026	964	959	0.1	964
Axiom Merger Sub Inc.(8)(9)	One stop	E +	5.50%	(f)(g)	8.87%				04/2026	452	463	—	452
Axiom Merger Sub Inc.	One stop	SF +	5.25%	(c)(p)	10.59%				04/2026	139	137	—	139
Axiom Merger Sub Inc.	One stop	SF +	5.25%		N/A(6)				10/2025	—	—	—	—
Azul Systems, Inc.~	Senior secured	SF +	4.50%	(o)	9.89%				04/2027	9,492	9,441	0.7	9,492
Azul Systems, Inc.	Senior secured	SF +	4.50%		N/A(6)				04/2026	—	—	—	—
Bayshore Intermediate #2, L.P.+(22)	One stop	SF +	7.50%	(o)	12.82%				10/2028	30,365	29,935	2.2	30,061
Bayshore Intermediate #2, L.P.	One stop	SF +	6.50%	(n)	11.77%				10/2027	33	31	—	32
Bonterra LLC#+	One stop	L +	6.25%	(b)	11.79%				09/2027	27,424	27,146	1.9	26,053
Bonterra LLC	One stop	L +	6.25%	(b)	11.72%				09/2027	197	195	—	187
Bonterra LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2027	—	(63)	—	(223)
Bottomline Technologies, Inc.#	One stop	SF +	5.25%	(n)	10.33%				05/2029	13,634	13,405	1.0	13,225
Bottomline Technologies, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(3)	—	(7)
Bullhorn, Inc.~^	One stop	SF +	5.75%	(n)	10.95%				09/2026	13,170	13,045	1.0	13,038
Bullhorn, Inc.#~	One stop	SF +	5.75%	(n)	10.95%				09/2026	3,214	3,197	0.2	3,182
Bullhorn, Inc.(8)(9)	One stop	SN +	6.00%	(l)	10.93%				09/2026	2,425	2,330	0.2	2,401
Bullhorn, Inc.^	One stop	SF +	5.75%	(n)	10.95%				09/2026	1,444	1,431	0.1	1,429
Bullhorn, Inc.#(8)(9)	One stop	E +	5.75%	(e)	9.16%				09/2026	942	935	0.1	932
Bullhorn, Inc.#	One stop	SF +	5.75%	(n)	10.95%				09/2026	647	641	0.1	641
Bullhorn, Inc.#	One stop	SF +	5.75%	(n)	10.95%				09/2026	516	511	—	511
Bullhorn, Inc.(5)	One stop	SF +	5.75%		N/A(6)				09/2026	—	(2)	—	(3)
Burning Glass Intermediate Holdings Company, Inc.#	One stop	SF +	5.00%	(n)	10.20%				06/2028	3,777	3,723	0.3	3,777
Burning Glass Intermediate Holdings Company, Inc.	One stop	SF +	5.00%	(n)	10.20%				06/2026	35	34	—	35
Bynder BidCo, Inc.& Bynder BidCo B.V.#(8)(14)	One stop	SF +	7.25%	(p)	12.05%				01/2029	2,895	2,814	0.2	2,852
Bynder BidCo, Inc.& Bynder BidCo B.V.#(8)(14)	One stop	SF +	7.25%	(p)	12.05%				01/2029	766	744	0.1	754
Bynder BidCo, Inc.& Bynder BidCo B.V.(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	(1)
Calabrio, Inc.#+	One stop	SF +	7.13%	(n)	12.23%				04/2027	21,174	20,973	1.6	21,174
Calabrio, Inc.	One stop	L +	7.00%	(a)	12.15%				04/2027	135	132	—	135
Community Brands Parentco LLC#	One stop	SF +	5.50%	(n)	10.70%				02/2028	2,549	2,509	0.2	2,498
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Community Brands Parentco LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2028	$—	$(1)	—%	$(1)
Community Brands Parentco LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(3)	—	(7)
Coupa Holdings, LLC#	One stop	SF +	7.50%	(n)	12.60%				02/2030	9,112	8,895	0.7	8,884
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	(1)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(10)	—	(20)
Daxko Acquisition Corporation~+	One stop	SF +	5.50%	(n)	10.70%				10/2028	12,464	12,370	0.9	11,965
Daxko Acquisition Corporation^	One stop	SF +	5.50%	(n)	10.70%				10/2028	1,051	1,039	0.1	1,009
Daxko Acquisition Corporation	One stop	P +	4.50%	(d)	12.75%				10/2027	21	20	—	15
Daxko Acquisition Corporation(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	(4)	—	—
Diligent Corporation~^+	One stop	SF +	6.25%	(n)	11.45%				08/2025	27,280	27,155	2.0	27,008
Diligent Corporation+	One stop	SF +	5.75%	(n)	10.95%				08/2025	2,317	2,306	0.2	2,271
Diligent Corporation#	One stop	SF +	6.25%	(n)	11.45%				08/2025	676	669	—	669
Diligent Corporation#	One stop	SF +	6.25%	(n)	11.45%				08/2025	426	406	—	422
Diligent Corporation	One stop	SF +	6.25%	(n)	11.45%				08/2025	418	417	—	410
Dragon UK Bidco Limited#(8)(9)(10)	One stop	SN +	6.00%	(l)	10.93%				02/2029	7,160	7,345	0.5	6,873
Dragon UK Bidco Limited(8)(9)(10)	One stop	C +	6.00%	(k)	11.39%				02/2029	4,297	4,366	0.3	4,125
Dragon UK Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				02/2029	—	—	—	(68)
FirstUp, Inc.+(22)	One stop	SF +	6.75%	(o)	8.64%	cash/	3.50%	PIK	07/2027	3,403	3,381	0.2	3,360
FirstUp, Inc.(22)	One stop	SF +	6.75%	(o)	8.64%	cash/	3.50%	PIK	07/2027	76	76	—	75
Gainsight, Inc.+(22)	One stop	L +	6.75%	(c)	11.58%	PIK			07/2027	4,659	4,610	0.3	4,612
Gainsight, Inc.(22)	One stop	SF +	6.75%	(n)	11.94%	PIK			07/2027	81	80	—	80
GS Acquisitionco, Inc.#~^+	One stop	SF +	5.75%	(o)	11.14%				05/2026	39,698	39,607	2.9	39,301
GS Acquisitionco, Inc.	One stop	SF +	5.75%	(o)	11.14%				05/2026	58	58	—	57
GTY Technology Holdings, Inc.#(22)	One stop	SF +	6.87%	(o)	7.82%	cash/	4.30%	PIK	07/2029	1,627	1,600	0.1	1,611
GTY Technology Holdings, Inc.#(22)	One stop	SF +	6.88%	(o)	7.80%	cash/	4.30%	PIK	07/2029	1,062	1,042	0.1	1,052
GTY Technology Holdings, Inc.(22)	One stop	SF +	6.88%	(o)	7.82%	cash/	4.30%	PIK	07/2029	195	193	—	193
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(2)	—	(1)
ICIMS, Inc.#(22)	One stop	SF +	7.25%	(o)	8.50%	cash/	3.88%	PIK	08/2028	3,901	3,845	0.3	3,823
ICIMS, Inc.	One stop	SF +	6.75%	(o)	11.99%				08/2028	27	24	—	24
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(19)
IQN Holding Corp. ^	One stop	SF +	5.25%	(p)	10.38%				05/2029	7,814	7,736	0.6	7,657
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(17)	—	(52)
IQN Holding Corp.	One stop	SF +	5.25%	(n)	10.35%				05/2028	19	18	—	17
Island Bidco AB#(8)(9)(17)(22)	One stop	E +	7.25%	(g)	3.93%	cash/	7.25%	PIK	07/2028	3,283	3,116	0.2	3,283
Island Bidco AB#(8)(17)(22)	One stop	SF +	7.00%	(p)	8.84%	cash/	3.50%	PIK	07/2028	1,561	1,549	0.1	1,561
Island Bidco AB(8)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2028	—	(1)	—	—
Juvare, LLC~	One stop	L +	6.25%	(b)	11.73%				10/2026	3,012	2,991	0.2	2,861
Juvare, LLC^	One stop	L +	6.25%	(b)	11.73%				10/2026	695	690	0.1	660
Juvare, LLC	One stop	L +	6.25%	(b)	11.73%				10/2026	221	213	—	210
Juvare, LLC	One stop	L +	6.25%	(b)(d)	11.90%				04/2026	50	50	—	48
Kaseya Inc.#+(22)	One stop	SF +	6.25%	(n)	8.85%	cash/	2.50%	PIK	06/2029	13,893	13,715	1.0	13,615
Kaseya Inc.(22)	One stop	SF +	6.25%	(n)	8.86%	cash/	2.50%	PIK	06/2029	67	64	—	62
Kaseya Inc.(22)	One stop	SF +	6.25%	(n)	8.86%	cash/	2.50%	PIK	06/2029	51	44	—	34
Mindbody, Inc.+	One stop	L +	7.00%	(a)	12.19%				02/2025	12,066	12,034	0.9	12,066
Mindbody, Inc.+	One stop	L +	7.00%	(a)	12.19%				02/2025	1,358	1,352	0.1	1,358
Mindbody, Inc.	One stop	SF +	7.00%		N/A(6)				02/2025	—	—	—	—
Ministry Brands Holdings LLC#	One stop	SF +	5.50%	(n)	10.70%				12/2028	9,653	9,577	0.7	9,267
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(n)	10.70%				12/2027	66	65	—	60
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(n)	10.70%				12/2028	1,119	1,050	0.1	764
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Naviga Inc.	Senior secured	SF +	7.00%	(o)	12.34%				12/2023	$53	$53	—%	$53
Neo Bidco GMBH#(8)(9)(13)(22)	One stop	E +	3.50%	(f)	6.56%				07/2028	2,784	2,980	0.2	2,756
Neo Bidco GMBH(8)(13)	One stop	L +	6.00%		N/A(6)				01/2028	—	—	—	—
Neo Bidco GMBH(8)(9)(13)	One stop	E +	6.00%	(f)	9.59%				01/2028	44	44	—	43
PDI TA Holdings, Inc.~+	One stop	L +	4.50%	(b)	9.75%				10/2024	3,306	3,294	0.2	3,306
PDI TA Holdings, Inc.#	Second lien	L +	8.50%	(b)	13.88%				10/2025	1,356	1,347	0.1	1,356
PDI TA Holdings, Inc.	One stop	L +	4.50%	(b)	9.75%				10/2024	440	439	—	440
PDI TA Holdings, Inc.(8)(9)	One stop	SN +	4.50%	(l)	9.55%				10/2024	442	471	—	442
PDI TA Holdings, Inc.#	Second lien	L +	8.50%	(b)	13.88%				10/2025	274	272	—	274
PDI TA Holdings, Inc.+	One stop	L +	4.50%	(b)	9.75%				10/2024	271	270	—	271
PDI TA Holdings, Inc.#	One stop	L +	4.50%	(b)	9.75%				10/2024	752	746	0.1	752
PDI TA Holdings, Inc.	Second lien	L +	8.50%	(b)	13.88%				10/2025	149	149	—	149
Personify, Inc.~	One stop	SF +	5.25%	(o)	10.49%				09/2024	3,059	3,053	0.2	3,059
Personify, Inc.^	One stop	SF +	5.25%	(o)	10.49%				09/2024	1,844	1,838	0.1	1,844
Personify, Inc.	One stop	SF +	5.25%		N/A(6)				09/2024	—	—	—	—
PING Identity Holding Corp.#	One stop	SF +	7.00%	(n)	12.08%				10/2029	5,192	5,122	0.4	5,192
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
Pluralsight, LLC+	One stop	SF +	8.00%	(o)	13.04%				04/2027	9,346	9,276	0.7	9,346
Pluralsight, LLC	One stop	SF +	8.00%	(o)	13.04%				04/2027	50	49	—	50
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(n)	11.85%				09/2028	1,793	1,779	0.1	1,770
ProcessUnity Holdings, LLC	One stop	SF +	6.75%	(o)	11.99%				09/2028	359	356	—	354
ProcessUnity Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				09/2028	—	(1)	—	(1)
ProcessUnity Holdings, LLC#	One stop	SF +	6.75%	(o)	11.99%				09/2028	868	855	0.1	857
Pyramid Healthcare Acquisition Corp.^	One stop	SF +	4.75%	(o)	9.95%				05/2027	7,191	7,145	0.5	7,191
Pyramid Healthcare Acquisition Corp.	One stop	SF +	4.75%	(o)	9.94%				05/2027	743	734	0.1	743
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(o)	10.16%				05/2027	342	339	—	342
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(o)	9.95%				05/2027	211	210	—	211
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(o)	9.95%				05/2027	70	70	—	70
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(o)	9.95%				05/2027	62	61	—	62
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(o)	9.95%				05/2027	58	57	—	58
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(o)	10.16%				05/2027	58	57	—	58
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(o)	9.95%				05/2027	23	23	—	23
Pyramid Healthcare Acquisition Corp.(5)	One stop	SF +	4.75%		N/A(6)				05/2027	—	(1)	—	—
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(o)	10.08%				05/2027	621	617	—	621
Pyramid Healthcare Acquisition Corp.	One stop	SF +	4.75%	(o)	10.01%				05/2027	313	311	—	313
QAD, Inc.#	One stop	SF +	5.38%	(n)	10.48%				11/2027	34,400	34,151	2.5	34,400
QAD, Inc.(5)	One stop	SF +	5.38%		N/A(6)				11/2027	—	(3)	—	—
Quant Buyer, Inc.#	One stop	SF +	6.00%	(p)	11.30%				06/2029	1,481	1,469	0.1	1,426
Quant Buyer, Inc.#	One stop	SF +	6.00%	(p)	11.30%				06/2029	1,248	1,237	0.1	1,201
Quant Buyer, Inc.#	One stop	SF +	6.00%	(p)	11.30%				06/2029	1,042	1,033	0.1	1,003
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(6)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(42)	—	(44)
Rainforest Bidco Limited(8)(9)(10)(22)	One stop	SN +	6.13%	(l)	8.42%	cash/	2.63%	PIK	07/2029	11,524	10,553	0.8	11,409
Rainforest Bidco Limited(8)(10)(22)	One stop	SF +	6.13%	(m)	8.55%	cash/	2.63%	PIK	07/2029	2,144	2,119	0.2	2,122
Rainforest Bidco Limited(8)(9)(10)(22)	One stop	SN +	6.13%	(l)	8.42%	cash/	2.63%	PIK	07/2029	847	776	0.1	838
RegEd Aquireco, LLC#	Senior secured	SF +	4.25%	(n)	9.45%				12/2024	1,183	1,181	0.1	1,112
RegEd Aquireco, LLC	Senior secured	SF +	4.25%	(d)(n)	10.36%				12/2024	118	118	—	111
Riskonnect Parent, LLC#^	One stop	SF +	5.50%	(o)	10.89%				12/2028	36,091	35,810	2.6	35,369
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(3)	—	(7)
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(13)	—	(30)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	SF +	6.25%	(n)	11.45%				05/2027	1,760	1,749	0.1	1,760
Rodeo Buyer Company & Absorb Software Inc.	One stop	SF +	6.25%	(n)	11.45%				05/2027	27	26	—	27
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
SailPoint Technologies Holdings, Inc.#	One stop	SF +	6.25%	(n)	11.35%				08/2029	$4,827	$4,743	0.4%	$4,779
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(3)	—	(2)
Sapphire Bidco Oy(8)(9)(16)	One stop	E +	6.00%	(f)	9.08%				04/2029	16,351	14,847	1.2	16,188
Sonatype, Inc.#	One stop	SF +	6.75%	(o)	11.97%				12/2025	15,238	15,166	1.1	15,238
Sonatype, Inc.+	One stop	SF +	6.75%	(o)	11.97%				12/2025	12,912	12,859	0.9	12,912
Sonatype, Inc.(5)	One stop	SF +	6.75%		N/A(6)				12/2025	—	(1)	—	—
Spartan Buyer Acquisition Co.#+(22)	One stop	SF +	8.50%	(n)	11.60%	cash/	2.00%	PIK	12/2026	12,654	12,512	0.9	12,275
Spartan Buyer Acquisition Co.#(22)	One stop	SF +	8.50%	(n)	11.60%	cash/	2.00%	PIK	12/2026	813	799	0.1	789
Spartan Buyer Acquisition Co.(5)(22)	One stop	P +	7.50%	(d)	13.75%	cash/	2.00%	PIK	12/2026	1	(1)	—	(1)
Tahoe Bidco B.V. +(8)(14)	One stop	L +	6.00%	(a)	11.15%				09/2028	5,122	5,084	0.4	5,122
Tahoe Bidco B.V. (5)(8)(14)	One stop	SF +	6.00%		N/A(6)				10/2027	—	(1)	—	—
Telesoft Holdings LLC~^+	One stop	SF +	5.75%	(n)	10.95%				12/2025	20,583	20,388	1.5	20,275
Telesoft Holdings LLC#	One stop	SF +	6.25%	(n)	11.45%				08/2028	1,386	1,371	0.1	1,372
Telesoft Holdings LLC	One stop	SF +	5.75%	(d)(n)	11.76%				12/2025	44	41	—	40
Templafy APS and Templafy, LLC#(8)(18)	One stop	SF +	6.50%	(p)	11.57%				07/2028	1,629	1,591	0.1	1,629
Templafy APS and Templafy, LLC(8)(18)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(8)(18)	One stop	SF +	6.50%		N/A(6)				07/2028	—	(8)	—	—
TI Intermediate Holdings, LLC~	Senior secured	L +	4.25%	(c)	9.62%				12/2024	797	795	0.1	787
TI Intermediate Holdings, LLC#	Senior secured	L +	4.25%	(c)	9.62%				12/2024	214	212	—	211
TI Intermediate Holdings, LLC	Senior secured	L +	4.25%	(c)	9.62%				12/2024	101	100	—	99
TI Intermediate Holdings, LLC	Senior secured	L +	4.50%	(c)	9.83%				12/2024	135	134	—	133
TI Intermediate Holdings, LLC#	Senior secured	L +	4.50%	(c)	9.87%				12/2024	37	37	—	37
TI Intermediate Holdings, LLC	Senior secured	SF +	4.50%		N/A(6)				12/2024	—	—	—	—
Togetherwork Holdings, LLC~	One stop	SF +	6.25%	(n)	11.45%				03/2025	1,905	1,894	0.2	1,881
Togetherwork Holdings, LLC^	One stop	SF +	6.25%	(n)	11.45%				03/2025	1,261	1,255	0.1	1,245
Togetherwork Holdings, LLC#	One stop	SF +	6.25%	(n)	11.45%				03/2025	846	841	0.1	835
Togetherwork Holdings, LLC#	One stop	SF +	6.25%	(n)	11.45%				03/2025	741	738	0.1	732
Togetherwork Holdings, LLC~	One stop	SF +	6.25%	(n)	11.45%				03/2025	487	484	—	481
Togetherwork Holdings, LLC~	One stop	SF +	6.25%	(n)	11.45%				03/2025	465	463	—	459
Togetherwork Holdings, LLC~	One stop	SF +	6.25%	(n)	11.45%				03/2025	460	458	—	455
Togetherwork Holdings, LLC~	One stop	SF +	6.25%	(n)	11.45%				03/2025	429	426	—	423
Togetherwork Holdings, LLC~	One stop	SF +	6.25%	(n)	11.45%				03/2025	393	391	—	388
Togetherwork Holdings, LLC~	One stop	SF +	6.25%	(n)	11.45%				03/2025	295	293	—	291
Togetherwork Holdings, LLC#	One stop	SF +	6.25%	(n)	11.45%				03/2025	206	205	—	204
Togetherwork Holdings, LLC~	One stop	SF +	6.25%	(n)	11.45%				03/2025	197	195	—	194
Togetherwork Holdings, LLC~	One stop	SF +	6.25%	(n)	11.45%				03/2025	177	176	—	175
Togetherwork Holdings, LLC~	One stop	SF +	6.25%	(n)	11.45%				03/2025	83	82	—	82
Togetherwork Holdings, LLC~	One stop	SF +	6.25%	(n)	11.45%				03/2025	80	80	—	79
Togetherwork Holdings, LLC~	One stop	SF +	6.25%	(n)	11.45%				03/2025	17	17	—	17
Togetherwork Holdings, LLC~	One stop	SF +	6.25%	(n)	11.45%				03/2025	16	16	—	16
Togetherwork Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				03/2025	—	(1)	—	(2)
Togetherwork Holdings, LLC#	One stop	SF +	6.25%	(n)	11.45%				03/2025	1,209	1,191	0.1	1,193
Trintech, Inc.~	One stop	SF +	6.00%	(n)	11.20%				12/2024	2,043	2,039	0.2	2,043
Trintech, Inc.~	One stop	SF +	6.00%	(n)	11.20%				12/2024	1,017	1,014	0.1	1,017
Trintech, Inc.	One stop	SF +	6.00%	(n)	11.20%				12/2024	50	50	—	50
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)(22)	One stop	N/A			4.50%	cash/	6.07%	PIK	05/2024	2,164	2,219	0.2	1,948
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)(22)	One stop	N/A			4.50%	cash/	6.07%	PIK	05/2024	72	74	—	65
Vendavo, Inc.^	One stop	SF +	5.75%	(o)	11.09%				09/2027	8,267	8,219	0.6	7,854
Vendavo, Inc.	One stop	P +	4.75%	(d)	13.00%				09/2027	25	24	—	18
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
WebPT, Inc.	One stop	SF +	6.75%	(o)	12.11%				01/2028	$305	$302	—%	$302
Workforce Software, LLC+(22)	One stop	SF +	7.25%	(o)	9.66%	cash/	3.00%	PIK	07/2025	11,612	11,513	0.8	11,379
Workforce Software, LLC+(22)	One stop	SF +	7.25%	(o)	9.66%	cash/	3.00%	PIK	07/2025	2,058	2,058	0.1	2,017
Workforce Software, LLC#(22)	One stop	SF +	7.25%	(o)	9.66%	cash/	3.00%	PIK	07/2025	1,458	1,441	0.1	1,428
Workforce Software, LLC#(22)	One stop	SF +	7.25%	(o)	9.66%	cash/	3.00%	PIK	07/2025	1,415	1,401	0.1	1,387
Workforce Software, LLC(5)	One stop	SF +	6.50%		N/A(6)				07/2025	—	(1)	—	(2)
Zendesk, Inc.#(22)	One stop	SF +	7.00%	(o)	8.75%	cash/	3.50%	PIK	11/2028	8,030	7,886	0.6	8,030
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(18)	—	—
										650,915	642,795	47.1	640,215
Specialty Retail
Ave Holdings III, Corp^	One stop	SF +	5.50%	(o)	10.89%				02/2028	4,323	4,290	0.3	4,193
Ave Holdings III, Corp#	One stop	SF +	5.50%	(o)	10.89%				02/2028	1,657	1,631	0.1	1,607
Ave Holdings III, Corp(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(2)	—	(4)
Ave Holdings III, Corp	One stop	SF +	5.50%	(o)	10.88%				02/2028	2,350	2,214	0.2	1,970
Consilio Midco Limited#(8)(9)(10)	One stop	E +	6.25%	(f)	9.81%				05/2028	28,677	29,352	2.1	28,390
Consilio Midco Limited^(8)(10)	One stop	SF +	5.75%	(o)	11.14%				05/2028	5,886	5,838	0.5	5,827
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(o)	11.14%				05/2028	4,438	4,375	0.3	4,393
Consilio Midco Limited~(8)(10)	One stop	SF +	5.75%	(o)	11.14%				05/2028	830	818	0.1	822
Consilio Midco Limited~(8)(10)	One stop	SF +	5.75%	(o)	11.14%				05/2028	552	547	—	547
Consilio Midco Limited~(8)(10)	One stop	SF +	5.75%	(o)	11.14%				05/2028	282	276	—	279
Consilio Midco Limited(5)(8)(9)(10)	One stop	E +	6.25%		N/A(6)				05/2028	—	(10)	—	(7)
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(f)	9.81%				05/2028	8	7	—	8
Consilio Midco Limited(5)(8)(10)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(1)	—	(1)
Consilio Midco Limited(8)(10)	One stop	SF +	5.75%	(o)	11.14%				05/2028	42	42	—	42
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(f)	9.81%				05/2028	430	412	—	426
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(f)	9.81%				05/2028	98	98	—	97
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	1,487	1,482	0.1	1,424
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	657	669	0.1	629
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	605	600	—	580
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	6,826	6,807	0.5	6,536
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	189	186	—	181
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	14,207	14,150	1.0	13,604
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	151	151	—	145
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	4,492	4,474	0.3	4,301
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	52	52	—	50
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	2,245	2,236	0.2	2,150
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	2,346	2,337	0.2	2,246
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	1,111	1,106	0.1	1,064
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(o)	6.20%	cash/	7.75%	PIK	05/2024	1,314	1,309	0.1	1,258
Imperial Optical Midco Inc.(22)	One stop	SF +	13.00%	(o)	7.70%	cash/	10.50%	PIK	05/2024	1,115	1,082	0.1	1,065
PPV Intermediate Holdings, LLC(22)	One stop	N/A			13.00%				08/2030	117	116	—	110
PPV Intermediate Holdings, LLC(22)	One stop	N/A			13.00%				08/2030	21	21	—	20
PPV Intermediate Holdings, LLC#~	One stop	SF +	5.75%	(o)	10.93%				08/2029	4,612	4,541	0.3	4,520
PPV Intermediate Holdings, LLC(22)	One stop	N/A			13.00%				08/2030	506	496	—	475
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(7)	—	(8)
PPV Intermediate Holdings, LLC(5)(22)	One stop	N/A			13.00%				08/2030	1	(1)	—	(1)
Salon Lofts Group, LLC#	One stop	SF +	6.25%	(o)(p)	11.58%				08/2028	1,775	1,759	0.1	1,775
Salon Lofts Group, LLC	One stop	SF +	6.25%	(p)	11.38%				08/2028	29	29	—	29
Salon Lofts Group, LLC	One stop	SF +	6.25%	(p)	11.58%				08/2028	60	58	—	60
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC(5)	One stop	SF +	6.25%		N/A(6)				08/2028	$—	$(5)	—%	$—
Salon Lofts Group, LLC	One stop	SF +	6.25%	(o)(p)	11.59%				08/2028	116	115	—	116
Salon Lofts Group, LLC	One stop	SF +	6.25%	(o)	11.31%				08/2028	92	91	—	92
Salon Lofts Group, LLC	One stop	SF +	6.25%	(o)	11.46%				08/2028	38	38	—	38
SureWerx Purchaser III, Inc.#	One stop	SF +	6.75%	(o)	11.99%				12/2029	8,233	8,042	0.6	8,233
SureWerx Purchaser III, Inc.	One stop	SF +	6.75%	(o)	11.99%				12/2028	9	8	—	9
SureWerx Purchaser III, Inc.(5)	One stop	SF +	6.75%		N/A(6)				12/2029	—	(24)	—	—
Titan Fitness, LLC#(22)	One stop	L +	6.75%	(a)(c)	9.56%	cash/	2.00%	PIK	02/2025	6,816	6,790	0.5	6,271
Titan Fitness, LLC(22)	One stop	L +	6.75%	(c)	10.00%	cash/	2.00%	PIK	02/2025	804	801	0.1	740
Titan Fitness, LLC(22)	One stop	L +	6.75%	(c)	10.00%	cash/	2.00%	PIK	02/2025	249	248	—	228
Vermont Aus Pty Ltd(8)(11)	One stop	SF +	5.50%	(o)	10.89%				03/2028	1,888	1,866	0.1	1,888
Vermont Aus Pty Ltd(8)(9)(11)	One stop	A +	5.75%	(h)	10.15%				03/2028	1,715	1,900	0.1	1,715
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	5.50%	(p)	11.26%				04/2028	4,022	3,974	0.3	3,942
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(o)	10.90%				04/2028	1,542	1,482	0.1	1,517
VSG Acquisition Corp. and Sherrill, Inc.(5)	One stop	P +	4.50%	(d)	12.75%				04/2028	1	—	—	(1)
										119,016	118,866	8.5	115,590
Textiles, Apparel and Luxury Goods
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L +	6.00%	(c)	11.01%				03/2028	393	390	0.1	370
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L +	6.00%	(c)	11.01%				03/2028	196	194	—	184
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L +	6.00%	(c)	11.01%				03/2028	172	171	—	162
Dollfus Mieg Company, Inc.(5)(8)(9)(10)	One stop	E +	6.00%		N/A(6)				03/2028	—	(7)	—	—
										761	748	0.1	716
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.^	One stop	SF +	6.25%	(o)	11.62%				06/2028	6,304	6,218	0.4	5,989
Marcone Yellowstone Buyer Inc.#^	One stop	SF +	6.25%	(o)	11.64%				06/2028	5,958	5,865	0.4	5,659
Marcone Yellowstone Buyer Inc.#	One stop	SF +	6.50%	(o)	11.89%				06/2028	2,135	2,079	0.2	2,050
Marcone Yellowstone Buyer Inc.#	One stop	SF +	6.25%	(o)	11.63%				06/2028	2,127	2,098	0.1	2,021
Marcone Yellowstone Buyer Inc.#	One stop	SF +	6.25%	(o)	11.64%				06/2028	1,360	1,340	0.1	1,292
Marcone Yellowstone Buyer Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(20)	—	—
										17,884	17,580	1.2	17,011
Water Utilities
S.J. Electro Systems, LLC^	Senior secured	SF +	4.75%	(o)	10.16%				06/2027	2,138	2,124	0.1	2,009
S.J. Electro Systems, LLC#	Senior secured	SF +	4.75%	(o)	10.16%				06/2027	1,121	1,117	0.1	1,053
S.J. Electro Systems, LLC	Senior secured	SF +	4.75%	(o)	10.16%				06/2027	70	69	—	62
Vessco Midco Holdings, LLC	Senior secured	L +	4.50%	(a)(b)(c)	9.70%				11/2026	561	550	—	549
Vessco Midco Holdings, LLC#	Senior secured	L +	4.50%	(a)	9.69%				11/2026	88	87	—	87
Vessco Midco Holdings, LLC	Senior secured	L +	4.50%	(c)(d)	10.60%				10/2026	4	3	—	3
										3,982	3,950	0.2	3,763
Total debt investments										$2,453,796	$2,434,967	176.5%	$2,400,355

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(19)(20)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	27	$266	—%	$307

Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A		N/A	—	320	—	205
Go Car Wash Parent, Corp.(21)	Preferred Stock	N/A	13.00%	Non-Cash	N/A	—	4,298	0.3	4,398
Go Car Wash Parent, Corp.	Common Stock	N/A	N/A		N/A	—	847	0.1	794
MOP GM Holding, LLC	LP units	N/A	N/A		N/A	—	134	—	127
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	—	32	—	42
POY Holdings, LLC(21)	LLC units	N/A	N/A		N/A	305	305	0.1	721
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A		N/A	—	93	—	158
							6,029	0.5	6,445
Biotechnology
Cobepa BlueSky Aggregator, SCSp	LP Interest	N/A	N/A		N/A	42	422	—	315

Building Products
BECO Holding Company, Inc.(21)	Preferred Stock	N/A	11.75%	Non-Cash	N/A	122	13,062	1.0	13,852
BECO Holding Company, Inc.	LP Interest	N/A	N/A		N/A	8	821	0.1	795
							13,883	1.1	14,647
Chemicals
Inhance Technologies Holdings LLC	Preferred Stock	N/A	N/A		N/A	10	9,689	0.8	10,577
Inhance Technologies Holdings LLC	LLC units	N/A	N/A		N/A	—	34	—	14
							9,723	0.8	10,591
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP Interest	N/A	N/A		N/A	233	233	—	257
EGD Security Systems, LLC	Common Stock	N/A	N/A		N/A	3,035	2,050	0.3	4,185
North Haven Stack Buyer, LLC	LLC units	N/A	N/A		N/A	156	156	—	171
PT Intermediate Holdings III, LLC	LLC units	N/A	N/A		N/A	8	778	0.1	856
Radwell Parent, LLC(21)	LP units	N/A	N/A		N/A	2	175	—	216
							3,392	0.4	5,685
Containers and Packaging
Chase Intermediate	LP units	N/A	N/A		N/A	168	168	—	237

Diversified Consumer Services
CHHJ Midco, LLC(21)	LLC units	N/A	N/A		N/A	8	79	—	114
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	36	36	—	38
EMS LINQ, LLC	LP Interest	N/A	N/A		N/A	236	236	—	184
EWC Growth Partners LLC	LLC interest	N/A	N/A		N/A	—	25	—	16
HS Spa Holdings, Inc.	Common Stock	N/A	N/A		N/A	250	250	—	252
Liminex, Inc.	Common Stock	N/A	N/A		N/A	5	176	—	282
NSG Buyer, Inc.	LP units	N/A	N/A		N/A	1	744	0.1	732
							1,546	0.1	1,618
Food & Staples Retailing
Mendocino Farms, LLC	Common Stock	N/A	N/A		N/A	59	257	—	609
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A		N/A	6	64	—	31
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A		N/A	—	4	—	6
							325	—	646
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC	Preferred Stock	N/A	N/A		N/A	30	$40	—%	$68
Borrower R365 Holdings, LLC	LLC units	N/A	N/A		N/A	1	2	—	3
Borrower R365 Holdings, LLC	Common Stock	N/A	N/A		N/A	—	1	—	1
Borrower R365 Holdings, LLC	Preferred Stock	N/A	N/A		N/A	1	1	—	1
Borrower R365 Holdings, LLC	LP units	N/A	N/A		N/A	—	—	—	—
Borrower R365 Holdings, LLC	Preferred Stock	N/A	N/A		N/A	—	1	—	1
Borrower R365 Holdings, LLC	Preferred Stock	N/A	N/A		N/A	2	3	—	3
Kodiak Cakes, LLC	Common Stock	N/A	N/A		N/A	—	112	—	58
Kodiak Cakes, LLC	LLC units	N/A	N/A		N/A	76	76	—	40
Louisiana Fish Fry Products, Ltd.	Common Stock	N/A	N/A		N/A	—	212	—	114
Louisiana Fish Fry Products, Ltd.	Preferred Stock	N/A	N/A		N/A	—	6	—	11
P&P Food Safety Holdings, Inc.	Common Stock	N/A	N/A		N/A	1	142	—	86
							596	—	386
Health Care Technology
Connexin Software, Inc.	LLC interest	N/A	N/A		N/A	26	26	—	37
HSI Halo Acquisition, Inc.	LP Interest	N/A	N/A		N/A	—	76	—	110
HSI Halo Acquisition, Inc.	LP Interest	N/A	N/A		N/A	—	1	—	35
Symplr Software, Inc.(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	3	3,093	0.3	3,150
Symplr Software, Inc.(21)	Preferred Stock	N/A	10.63%	Non-Cash	N/A	1	709	0.1	1,059
Symplr Software, Inc.(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	—	377	—	418
Symplr Software, Inc.(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	—	232	—	245
Symplr Software, Inc.	Common Stock	N/A	N/A		N/A	42	—	—	192
							4,514	0.4	5,246
Health Care Equipment & Supplies
Aspen Medical Products, LLC	LP Interest	N/A	N/A		N/A	—	17	—	20
Blue River Pet Care, LLC	Common Stock	N/A	N/A		N/A	—	207	—	570
CCSL Holdings, LLC(8)	LP Interest	N/A	N/A		N/A	—	135	—	125
CMI Parent Inc.	Common Stock	N/A	N/A		N/A	—	279	—	385
CMI Parent Inc.	Common Stock	N/A	N/A		N/A	5	5	0.1	685
							643	0.1	1,785
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	LLC units	N/A	N/A		N/A	51	$52	—%	$76
CRH Healthcare Purchaser, Inc.	LP Interest	N/A	N/A		N/A	102	50	—	186
Elite Dental Partners LLC	LLC interest	N/A	N/A		N/A	—	444	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A		N/A	—	191	—	—
Elite Dental Partners LLC	LLC units	N/A	N/A		N/A	—	—	—	—
Emerge Intermediate, Inc.	LLC units	N/A	N/A		N/A	—	165	—	103
Emerge Intermediate, Inc.	LLC units	N/A	N/A		N/A	—	10	—	15
Emerge Intermediate, Inc.	LLC units	N/A	N/A		N/A	2	2	—	—
Encorevet Group LLC	Common Stock	N/A	N/A		N/A	2	223	—	240
Encorevet Group LLC	LLC units	N/A	N/A		N/A	1	158	—	144
Krueger-Gilbert Health Physics, LLC	Common Stock	N/A	N/A		N/A	54	58	—	78
Midwest Veterinary Partners, LLC(21)	Preferred Stock	N/A	12.00%	Non-Cash	N/A	—	505	0.1	538
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A		N/A	—	13	—	19
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A		N/A	3	—	—	155
NDX Parent, LLC	Common Stock	N/A	N/A		N/A	—	106	—	6
NDX Parent, LLC	Preferred Stock	N/A	N/A		N/A	16	16	—	16
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	Common Stock	N/A	N/A		N/A	—	126	—	118
Opening Day Borrower 111 LLC	LLC units	N/A	N/A		N/A	18	785	0.1	841
Suveto Buyer, LLC	Common Stock	N/A	N/A		N/A	2	241	—	153
							3,145	0.2	2,688

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants and Leisure
Freddy's Frozen Custard LLC(21)	LP Interest	N/A	N/A		N/A	81	$75	—%	$141
Harri US LLC	LLC units	N/A	N/A		N/A	36	286	—	261
Harri US LLC	Preferred Stock	N/A	N/A		N/A	31	198	—	219
Harri US LLC	Warrant	N/A	N/A		N/A	10	46	—	61
SSRG Holdings, LLC	LP Interest	N/A	N/A		N/A	40	399	0.1	546
Tropical Smoothie Cafe Holdings, LLC	LP Interest	N/A	N/A		N/A	2	99	—	413
							1,103	0.1	1,641
Insurance
Majesco	LP Interest	N/A	N/A		N/A	—	124	—	157
Majesco	LP Interest	N/A	N/A		N/A	28	—	—	63
							124	—	220
Internet and Catalog Retail
Revalize, Inc.	Preferred Stock	N/A	N/A		N/A	8	7,472	0.6	8,044
Revalize, Inc.	Preferred Stock	N/A	N/A		N/A	5	4,484	0.3	4,828
Revalize, Inc.	Preferred Stock	N/A	N/A		N/A	4	3,632	0.3	3,514
Revalize, Inc.	Preferred Stock	N/A	N/A		N/A	3	2,681	0.2	2,785
							18,269	1.4	19,171
IT Services
Appriss Health Intermediate Holdings, Inc(21)	Preferred Stock	N/A	11.00%	Non-Cash	N/A	1	867	0.1	877
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred Stock	N/A	N/A		N/A	217	171	0.1	1,575
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred Stock	N/A	N/A		N/A	57	156	—	413
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred Stock	N/A	N/A		N/A	13	108	—	95
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Warrant	N/A	N/A		N/A	75	59	0.1	501
Critical Start, Inc.	Common Stock	N/A	N/A		N/A	118	118	—	131
Optimizely North America, Inc.	Common Stock	N/A	N/A		N/A	17	173	—	137
Kentik Technologies, Inc.	Preferred Stock	N/A	N/A		N/A	83	475	0.1	475
Netwrix Corporation	LLC units	N/A	N/A		N/A	5	10	—	10
PCS Intermediate II Holdings, LLC	LLC interest	N/A	N/A		N/A	13	126	—	183
Red Dawn SEI Buyer, Inc.	LP Interest	N/A	N/A		N/A	219	219	—	341
Saturn Borrower Inc.	LP units	N/A	N/A		N/A	139	139	—	30
							2,621	0.4	4,768
Leisure Products
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	15	24	—	38
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	10	16	—	26
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	9	13	—	21
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	8	12	—	19
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	3	5	—	8
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	—	—	—	1
							70	—	113
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	372	372	—	372
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	372	—	—	62
PAS Parent Inc.	LP Interest	N/A	N/A		N/A	6	624	0.1	546
PAS Parent Inc.	Preferred Stock	N/A	N/A		N/A	1	93	—	103
Reaction Biology Corporation	LLC units	N/A	N/A		N/A	—	244	—	259
							1,333	0.1	1,342
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Paper and Forest Products
Messenger, LLC	LLC units	N/A	N/A		N/A	2	$213	—%	$114
Messenger, LLC	LLC units	N/A	N/A		N/A	—	—	—	—
							213	—	114
Pharmaceuticals
Amalthea Parent, Inc.(8)(12)	LP Interest	N/A	N/A		N/A	199	199	—	241
Cobalt Buyer Sub, Inc.(21)	Preferred Stock	N/A	10.00%	Non-Cash	N/A	3	3,716	0.3	4,099
Cobalt Buyer Sub, Inc.	Preferred Stock	N/A	N/A		N/A	—	72	—	72
Cobalt Buyer Sub, Inc.	Common Stock	N/A	N/A		N/A	1	1	—	—
							3,988	0.3	4,412
Professional Services
Enboarder, Inc.(8)(11)	Preferred Stock	N/A	N/A		N/A	27	280	—	280
Filevine, Inc.	Preferred Stock	N/A	N/A		N/A	141	892	0.1	1,065
Filevine, Inc.	Warrant	N/A	N/A		N/A	21	31	—	116
Net Health Acquisition Corp.	LP Interest	N/A	N/A		N/A	1	133	—	150
Procure Acquireco, Inc.	LP Interest	N/A	N/A		N/A	—	333	0.1	394
							1,669	0.2	2,005
Real Estate Management & Development
Inhabit IQ Inc.	Common Stock	N/A	N/A		N/A	11	60	—	163

Road & Rail
Internet Truckstop Group LLC	LP Interest	N/A	N/A		N/A	146	146	—	158

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.	LP Interest	N/A			N/A		N/A	577	$577	0.1%	$684
Aras Corporation(21)	Preferred Stock	N/A			12.00%	Non-Cash	N/A	—	441	0.1	483
Aras Corporation	LP Interest	N/A			N/A		N/A	121	121	—	137
Astute Holdings, Inc.	LP Interest	N/A			N/A		N/A	—	59	—	214
Auvik Networks Inc.(8)(12)	Preferred Stock	N/A			N/A		N/A	11	111	—	124
Auvik Networks Inc.(8)(12)	Preferred Stock	N/A			N/A		N/A	1	13	—	14
Bayshore Intermediate #2, L.P.	Common Stock	N/A			N/A		N/A	1,746	1,746	0.1	1,347
Calabrio, Inc.	LP Interest	N/A			N/A		N/A	—	306	—	280
Calabrio, Inc.	LP Interest	N/A			N/A		N/A	38	—	—	—
Cloudbees, Inc.	Preferred Stock	N/A			N/A		N/A	30	341	—	326
Cloudbees, Inc.	Preferred Stock	N/A			N/A		N/A	15	93	—	135
Cloudbees, Inc.	Warrant	N/A			N/A		N/A	27	40	—	191
Cynet Security Ltd.(8)(15)	Preferred Stock	N/A			N/A		N/A	75	262	—	290
Diligent Corporation(21)	Preferred Stock	N/A			10.50%	Non-Cash	N/A	7	7,130	0.6	7,305
FirstUp, Inc.	Common Stock	N/A			N/A		N/A	84	205	—	115
GS Acquisitionco, Inc.(21)	Preferred Stock	N/A			11.00%	Non-Cash	N/A	9	10,141	0.7	9,592
GS Acquisitionco, Inc.(21)	Preferred Stock	N/A			11.00%	Non-Cash	N/A	3	3,180	0.2	2,920
GS Acquisitionco, Inc.	LP Interest	N/A			N/A		N/A	—	26	—	167
GTY Technology Holdings, Inc.	LP units	N/A			N/A		N/A	25	25	—	28
Impartner, Inc.	Preferred Stock	N/A			N/A		N/A	11	90	—	86
Kaseya Inc.(21)	Preferred Stock	N/A			11.75%	Non-Cash	N/A	3	2,728	0.2	2,731
Kaseya Inc.	LP Interest	N/A			N/A		N/A	150	150	—	144
MetricStream, Inc.	Warrant	N/A			N/A		N/A	44	67	—	46
Ministry Brands Holdings LLC	LP Interest	N/A			N/A		N/A	361	362	—	267
mParticle, Inc.	Preferred Stock	N/A			N/A		N/A	65	426	0.1	349
mParticle, Inc.	Warrant	N/A			N/A		N/A	30	6	—	108
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	Warrant	N/A			N/A		N/A	2	6	—	13
Onit, Inc.(21)	Preferred Stock	N/A			15.00%	Non-Cash	N/A	—	44	—	46
Onit, Inc.	Warrant	N/A			N/A		N/A	—	6	—	7
PDI TA Holdings, Inc.	Preferred Stock	N/A			N/A		N/A	43	1,340	0.1	1,461
Personify, Inc.	LP Interest	N/A			N/A		N/A	163	171	—	392
Pyramid Healthcare Acquisition Corp.	Common Stock	N/A			N/A		N/A	73	73	—	125
QAD, Inc.	Preferred Stock	N/A			N/A		N/A	1	782	0.1	839
QAD, Inc.	Common Stock	N/A			N/A		N/A	53	—	—	—
RegEd Aquireco, LLC	LP Interest	N/A			N/A		N/A	—	73	—	12
RegEd Aquireco, LLC	LP Interest	N/A			N/A		N/A	1	—	—	—
Riskonnect Parent, LLC(21)	Preferred Stock	N/A			11.00%	Non-Cash	N/A	8	8,666	0.7	8,375
Riskonnect Parent, LLC	LP Interest	N/A			N/A		N/A	378	379	—	422
Riskonnect Parent, LLC(21)	Preferred Stock	SF +	10.50%	(o)	15.74%	Non-Cash	N/A	—	363	—	378
SnapLogic, Inc.	Preferred Stock	N/A			N/A		N/A	66	164	—	330
SnapLogic, Inc.	Warrant	N/A			N/A		N/A	25	18	—	88
Spartan Buyer Acquisition Co.	Common Stock	N/A			N/A		N/A	—	252	—	106
Spartan Buyer Acquisition Co.	Preferred Stock	N/A			N/A		N/A	—	15	—	17
Telesoft Holdings LLC	LP Interest	N/A			N/A		N/A	131	131	—	126
Templafy APS and Templafy, LLC(8)(18)	Warrant	N/A			N/A		N/A	—	32	—	22
Zendesk, Inc.	LP units	N/A			N/A		N/A	18	182	—	207
									41,343	3.0	41,049
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
(In thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp(21)	Preferred Stock	N/A	11.50%	Non-Cash	N/A	6	$6,431	0.5%	$6,366
Ave Holdings III, Corp	LP units	N/A	N/A		N/A	1	777	0.1	723
Imperial Optical Midco Inc.	Preferred Stock	N/A	N/A		N/A	—	110	—	41
Imperial Optical Midco Inc.	Preferred Stock	N/A	N/A		N/A	—	42	—	15
Imperial Optical Midco Inc.	Common Stock	N/A	N/A		N/A	—	—	—	18
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	—	45	—	43
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A	N/A		N/A	—	39	—	35
							7,444	0.6	7,241
Textiles, Apparel and Luxury Goods
MakerSights, Inc.	Preferred Stock	N/A	N/A		N/A	16	85	—	$85

Total equity investments							$123,120	9.7%	$133,078

Total investments							$2,558,087	186.2%	$2,533,433

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			5.00%	(24)			$5,862	0.4%	$5,862
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (CUSIP 61747C707)			4.99%	(24)			439	0.1	439
Morgan Stanley US Dollar Liquidity Fund (CUSIP L64887109)			5.20%	(24)			1,339	0.1	1,339
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			4.91%	(24)			6,663	0.5	6,663
Total money market funds							$14,303	1.1%	$14,303

Total investments and money market funds							$2,572,390	187.3%	$2,547,736

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
June 30, 2023
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
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), Australian Interbank Rate (‘‘AUD’’ or ‘‘A’’), Canadian Bankers Acceptance Rate (‘‘CDOR’’ or ‘‘C’’) or London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of June 30, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of June 30, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of June 30, 2023, as the loan may have priced or repriced based on an index rate prior to June 30, 2023.
(a) Denotes that all or a portion of the contract was indexed to the 30-day LIBOR, which was 5.22% as of June 30, 2023.
(b) Denotes that all or a portion of the contract was indexed to the 90-day LIBOR, which was 5.55% as of June 30, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 180-day LIBOR, which was 5.76% as of June 30, 2023.
(d) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.25% as of June 30, 2023.
(e) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.40% as of June 30, 2023.
(f) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.58% as of June 30, 2023.
(g) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.90% as of June 30, 2023.
(h) Denotes that all or a portion of the contract was indexed to the Three Month AUD, which was 4.40% as of June 30, 2023.
(i) Denotes that all or a portion of the contract was indexed to the 30-day CDOR, which was 5.27% as of June 30, 2023.
(j) Denotes that all or a portion of the contract was indexed to the 60-day CDOR, which was 5.33% as of June 30, 2023.
(k) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 5.40% as of June 30, 2023.
(l) Denotes that all or a portion of the contract was indexed to SONIA, which was 4.93% as of June 30, 2023.
(m) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.09% as of June 30, 2023.
(n) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.14% as of June 30, 2023.
(o) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.27% as of June 30, 2023.
(p) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.39% as of June 30, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of June 30, 2023.
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
(6)The entire commitment was unfunded as of June 30, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of June 30, 2023, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, total non-qualifying assets at fair value represented 14.7% of the Company’s total assets calculated in accordance with the 1940 Act.
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
June 30, 2023
(In thousands)
(17) The headquarters of this portfolio company is located in Sweden.
(18) The headquarters of this portfolio company is located in Denmark.
(19) Equity investments are non-income producing securities unless otherwise noted.
(20) Ownership of certain equity investments occurs through a holding company or partnership.
(21) The Company holds an equity investment that is income producing.
(22) All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the nine months ended June 30, 2023.
(23) The fair value of the loan reflects the legal claim on par and accrued uncapitalized payment-in-kind (“PIK”) interest.
(24) The rate shown is the annualized seven-day yield as of June 30, 2023.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and nine months ended June 30, 2023, interest income included $1,943 and $5,967, respectively, of accretion of discounts and amortization of premiums. For the three and nine months ended June 30, 2022, interest income included $1,852 and $5,726, respectively, of accretion of discounts and amortization of premiums. For the three and nine months ended June 30, 2023, the Company received loan origination fees of $1,133 and $5,904, respectively. For the three and nine months ended June 30, 2022, the Company received loan origination fees of $3,567 and $14,050, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For three and nine months ended June 30, 2023, interest income included $3,713 and $9,689, respectively, of PIK interest and the Company capitalized PIK interest of $3,709 and $9,856, respectively, into the principal balance of certain debt investments. For the three and nine months ended June 30, 2022, interest income included $1,306 and $3,773, respectively, of PIK interest and the Company capitalized PIK interest of $2,016 and $4,300, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three months ended June 30, 2023, there was no fee income from non-recurring prepayment premiums. For the nine months ended June 30, 2023, fee income included $35 from non-recurring prepayment premiums. All other income is recorded into income when earned.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and nine months ended June 30, 2022, fee income included $301 and $861, respectively, of prepayment premiums, which fees are non-recurring.

For the three and nine months ended June 30, 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $57,450 and $134,554, respectively. For the three and nine months ended June 30, 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $35,623 and $91,460, respectively.

Dividend income on equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. The Company has certain preferred equity securities in the portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. For the three and nine months ended June 30, 2023, the Company recognized PIK and non-cash dividend income of $2,134 and $6,066, respectively, which were capitalized into the cost basis of certain preferred equity investments. For the three and nine months ended June 30, 2022, the Company had no capitalized PIK and non-cash dividends. For the three and nine months ended June 30, 2023 and 2022, the Company received no cash payments of accrued and capitalized preferred dividends in cash.

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

For the three and nine months ended June 30, 2023, the Company recorded dividend income received in cash of $4 and $12, respectively, and return of capital cash distributions of $697 and $991, respectively. For the three and nine months ended June 30, 2022, the Company recorded dividend income received in cash of $12 and $67, respectively, and return of capital distributions of $140 and $354, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $6,232 and $2,015 as of June 30, 2023 and September 30, 2022, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended June 30, 2023, $0 and $630 was recorded for U.S. federal excise tax, respectively. For the three and nine months ended June 30, 2022, the Company did not record any U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through June 30, 2023. The Company’s tax returns for the 2019 through 2021 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of June 30, 2023 and September 30, 2022, the Company had deferred debt issuance costs of $3,839 and $3,055, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2023 was $750 and $2,606, respectively. Amortization expense for deferred debt issuance costs for the three and nine months ended June 30, 2022 was $893 and $2,392, respectively.

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

As of June 30, 2023 and September 30, 2022, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of June 30, 2023		As of September 30, 2022
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$1,388,271	$1,277,106	$1,388,271	$1,209,808

As of June 30, 2023 and September 30, 2022, the ratio of total contributed capital to total capital subscriptions was 92.0% and 87.1%, respectively, and the Company had uncalled capital commitments of $111,165 and $178,463, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the shares of GBDC 3 common stock issued for the nine months ended June 30, 2023 and 2022.

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for the nine months ended June 30, 2022
Issuance of shares	10/15/21	2,133,529.599	$15.00	$32,003
Issuance of shares	10/28/21	9,104,398.823	15.00	136,566
Issuance of shares	12/20/21	2,154,764.294	15.00	32,321
Issuance of shares	01/24/22	3,482,175.051	15.00	52,233
Issuance of shares	03/24/22	2,107,222.533	15.00	31,608
Issuance of shares	04/29/22	2,324,338.200	15.00	34,865
Issuance of shares	05/26/22	2,227,594.547	15.00	33,414
Issuance of shares	06/27/22	3,192,517.674	15.00	47,888
Shares issued for capital drawdowns		26,726,540.721		$400,898
Issuance of shares	11/22/21	316,630.174	$15.00	$4,749
Issuance of shares	12/27/21	407,110.101	15.00	6,107
Issuance of shares	02/28/22	199,720.003	15.00	2,996
Issuance of shares	03/23/22	178,035.741	15.00	2,670
Issuance of shares	05/23/22	291,444.634	15.00	4,372
Shares issued through DRIP		1,392,940.653		$20,894

Shares issued for the nine months ended June 30, 2023
Issuance of shares	11/14/22	1,343,605.140	$14.89	$20,006	(1)
Issuance of shares	02/23/23	1,355,455.904	14.76	20,007	(1)
Issuance of shares	04/17/23	936,045.322	15.00	14,041
Issuance of shares	06/26/23	882,957.000	15.00	13,244
Shares issued for capital drawdowns		4,518,063.366		$67,298
Issuance of shares	12/20/22	362,642.468	$14.89	$5,399	(1)
Issuance of shares	05/23/23	151,273.299	15.00	2,269
Issuance of shares	06/21/23	140,378.868	15.00	2,106
Shares issued through DRIP		654,294.635		$9,774

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

For the three and nine months ended June 30, 2023, the base management fee incurred by the Company was $8,649 and $25,324, respectively, and the base management fees irrevocably waived by the Investment Adviser were $2,359 and $6,907, respectively. For the three and nine months ended June 30, 2022, the base management fee incurred by the Company was $7,467 and $20,075, respectively, and the base management fees irrevocably waived by the Investment Adviser were $2,035 and $5,474, respectively.

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

For the three and nine months ended June 30, 2023, the Income Incentive Fee incurred was $8,215 and $22,558, respectively. For the three and nine months ended June 30, 2022, the Income Incentive Fee incurred was $2,787 and $8,719, respectively.

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

For the three and nine months ended June 30, 2023, the Income Incentive Fee waived was $2,053 and $5,639, respectively. For the three and nine months ended June 30, 2022, the Income Incentive Fee waived was $0 and $861, respectively.

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

For the three and nine months ended June 30, 2023 and 2022, the Company did not accrue a Capital Gain Incentive Fee. As of June 30, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended June 30, 2023, the Company did not accrue a capital gain incentive fee under GAAP. For the three and nine months ended June 30, 2022, the reversal of the capital gain incentive fee under GAAP was $4,429 and $1,738, respectively. For the three and nine months ended June 30, 2022, the reversal of the capital gain incentive fee waiver under GAAP was $1,107 and $434, respectively. As of June 30, 2023 and September 30, 2022, there was no accrual for the capital gain incentive fee (net of waiver) under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the three and nine months ended June 30, 2023, the Company deposited $1,878 and $4,977, respectively, into the Escrow Account. For the three and nine months ended June 30, 2022, the Company deposited $661 and $2,475, respectively, into the Escrow Account. As of June 30, 2023, the Company has made deposits totaling $12,821 into the Escrow Account since inception.

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

Included in accounts payable and accrued expenses is $912 and $772, as of June 30, 2023 and September 30, 2022, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2023 were $1,180 and $2,539, respectively. Total expenses reimbursed to the Administrator during the three and nine months ended June 30, 2022 were $309 and $1,257, respectively.

As of June 30, 2023 and September 30, 2022, included in accounts payable and accrued expenses were $380 and $654, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. Subsequently, GCOP LLC entered into Subscription Agreements with capital commitments of $10,000 and $13,000 on October 1, 2018 and January 1, 2020, respectively. On May 19, 2022, GCOP LLC entered into an agreement to purchase an existing stockholder’s $125 subscription commitment and the 8,005.409 shares of common stock held by such stockholder. As of June 30, 2023, GCOP LLC has an aggregate commitment of $23,136. As of June 30, 2023, the Company has issued 1,543,367.762 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $23,136 and has also issued 310,737.285 shares to GCOP LLC through the DRIP.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of June 30, 2023, the Company has issued 1,834,523.315 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27,500.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of June 30, 2023, permits the Company to borrow a maximum of $40,000 and expires on September 29, 2023. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

Note 5.    Investments

Investments as of June 30, 2023 and September 30, 2022 consisted of the following:

	As of June 30, 2023			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$230,381	$231,921	$226,899	$247,068	$254,207	$240,945
One stop	2,197,397	2,176,700	2,147,728	1,969,085	1,964,742	1,931,622
Second lien	10,337	10,856	10,166	9,255	10,763	8,878
Subordinated debt	15,681	15,490	15,562	10,626	10,403	10,571
Equity	N/A	123,120	133,078	N/A	107,972	124,087
Total	$2,453,796	$2,558,087	$2,533,433	$2,236,034	$2,348,087	$2,316,103

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

	As of June 30, 2023		As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$434,671	17.0%	$404,141	17.2%
Midwest	467,620	18.3	406,233	17.3
Northeast	180,693	7.0	157,143	6.7
Southeast	557,709	21.8	507,188	21.6
Southwest	207,280	8.1	184,151	7.8
West	372,530	14.6	381,613	16.3
Canada	76,106	3.0	79,962	3.4
United Kingdom	171,442	6.7	149,195	6.4
Australia	4,046	0.1	4,067	0.2
Luxembourg	25,257	1.0	23,131	1.0
Netherlands	35,062	1.4	26,382	1.1
Finland	14,847	0.6	14,822	0.6
Sweden	8,947	0.3	8,188	0.3
Israel	262	0.0 *	262	0.0 *
Denmark	1,615	0.1	1,609	0.1
Total	$2,558,087	100.0%	$2,348,087	100.0%

Fair Value:
United States
Mid-Atlantic	$434,496	17.1%	$403,013	17.4%
Midwest	461,266	18.2	401,381	17.3
Northeast	178,580	7.0	156,633	6.8
Southeast	555,723	21.9	508,050	22.0
Southwest	206,940	8.2	183,989	7.9
West	370,336	14.6	384,110	16.6
Canada	73,415	2.9	77,457	3.3
United Kingdom	164,838	6.5	128,119	5.5
Australia	3,883	0.2	3,868	0.2
Luxembourg	24,530	1.0	22,277	1.0
Netherlands	31,812	1.3	22,863	1.0
Finland	16,188	0.6	14,542	0.6
Sweden	9,485	0.4	7,933	0.3
Israel	290	0.0 *	262	0.0 *
Denmark	1,651	0.1	1,606	0.1
Total	$2,533,433	100.0%	$2,316,103	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of June 30, 2023 and September 30, 2022 were as follows:

	As of June 30, 2023			As of September 30, 2022
Amortized Cost:
Aerospace and Defense	$9,911	0.4%		$—	—%
Airlines	7,490	0.3		7,527	0.3
Auto Components	15,536	0.6		11,511	0.5
Automobiles	141,692	5.5		134,671	5.8
Beverages	21,929	0.9		12,256	0.5
Biotechnology	422	0.0	*	422	0.0	*
Building Products	46,054	1.8		44,967	1.9
Chemicals	42,904	1.7		42,844	1.8
Commercial Services and Supplies	81,450	3.2		71,080	3.0
Communications Equipment	4,922	0.2		4,911	0.2
Containers and Packaging	57,625	2.3		54,529	2.3
Distributors	—	—		2,560	0.1
Diversified Consumer Services	110,344	4.3		107,979	4.6
Diversified Financial Services	21,651	0.8		14,563	0.6
Diversified Telecommunication Services	628	0.0	*	630	0.0	*
Electronic Equipment, Instruments and Components	9,635	0.4		43,140	1.9
Food and Staples Retailing	6,421	0.2		7,978	0.3
Food Products	61,950	2.4		54,029	2.3
Healthcare Equipment and Supplies	83,229	3.3		67,390	2.9
Healthcare Providers and Services	176,730	6.9		167,756	7.2
Healthcare Technology	71,603	2.8		61,901	2.7
Hotels, Restaurants and Leisure	58,066	2.3		59,565	2.5
Household Durables	3,399	0.1		3,273	0.2
Household Products	1,748	0.1		1,758	0.1
Industrial Conglomerates	39,099	1.5		26,071	1.1
Insurance	136,797	5.3		129,216	5.5
Internet and Catalog Retail	33,236	1.3		29,735	1.3
IT Services	140,789	5.5		133,291	5.7
Leisure Products	2,476	0.1		2,509	0.1
Life Sciences Tools & Services	35,586	1.4		21,515	0.9
Machinery	11,040	0.4		9,715	0.4
Marine	14,623	0.6		9,565	0.4
Media	2,533	0.1		2,548	0.1
Oil, Gas and Consumable Fuels	40,574	1.6		30,695	1.3
Paper and Forest Products	7,211	0.3		7,240	0.3
Pharmaceuticals	81,353	3.2		67,687	2.9
Professional Services	60,277	2.4		54,439	2.3
Real Estate Management and Development	70,464	2.8		65,790	2.8
Road and Rail	13,879	0.5		12,255	0.5
Software	684,138	26.7		626,990	26.7
Specialty Retail	126,310	4.9		122,430	5.2
Textiles, Apparel and Luxury Goods	833	0.0	*	1,131	0.0	*
Trading Companies and Distributors	17,580	0.7		14,356	0.6
Water Utilities	3,950	0.2		3,669	0.2
Total	$2,558,087	100.0%		$2,348,087	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of June 30, 2023			As of September 30, 2022
Fair Value:
Aerospace and Defense	$10,232	0.4%		$—	—%
Airlines	7,205	0.3		7,261	0.3%
Auto Components	14,983	0.6		11,472	0.5
Automobiles	139,824	5.5		134,258	5.8
Beverages	21,957	0.9		12,240	0.5
Biotechnology	315	0.0	*	367	0.0	*
Building Products	46,307	1.8		45,990	2.0
Chemicals	40,183	1.6		40,617	1.9
Commercial Services and Supplies	83,557	3.3		70,342	3.0
Communications Equipment	4,902	0.2		4,803	0.2
Containers and Packaging	56,932	2.3		54,180	2.3
Distributors	—	—		2,560	0.1
Diversified Consumer Services	110,025	4.3		108,363	4.7
Diversified Financial Services	21,411	0.8		14,415	0.6
Diversified Telecommunication Services	633	0.0	*	637	0.0	*
Electronic Equipment, Instruments and Components	9,900	0.4		45,015	1.9
Food and Staples Retailing	6,659	0.3		8,675	0.4
Food Products	60,888	2.4		52,649	2.3
Healthcare Equipment and Supplies	84,369	3.3		67,692	2.9
Healthcare Providers and Services	167,896	6.6		155,169	6.7
Healthcare Technology	71,735	2.8		62,223	2.7
Hotels, Restaurants and Leisure	58,595	2.3		60,022	2.6
Household Durables	3,509	0.1		3,422	0.2
Household Products	1,667	0.1		1,712	0.1
Industrial Conglomerates	38,824	1.5		25,339	1.1
Insurance	135,858	5.4		126,809	5.5
Internet and Catalog Retail	32,708	1.3		29,719	1.3
IT Services	140,327	5.5		130,820	5.6
Leisure Products	2,522	0.1		2,575	0.1
Life Sciences Tools & Services	35,510	1.4		20,999	0.9
Machinery	11,315	0.5		9,287	0.4
Marine	14,298	0.6		9,255	0.4
Media	2,467	0.1		2,590	0.1
Oil, Gas and Consumable Fuels	41,030	1.6		30,514	1.3
Paper and Forest Products	6,884	0.3		7,283	0.3
Pharmaceuticals	78,672	3.1		65,832	2.8
Professional Services	60,360	2.4		53,993	2.3
Real Estate Management and Development	69,321	2.7		63,927	2.9
Road and Rail	13,983	0.6		12,460	0.5
Software	681,264	26.9		623,764	26.9
Specialty Retail	122,831	4.9		118,224	5.1
Textiles, Apparel and Luxury Goods	801	0.0	*	1,056	0.0	*
Trading Companies and Distributors	17,011	0.7		13,971	0.6
Water Utilities	3,763	0.1		3,602	0.2
Total	$2,533,433	100.0%		$2,316,103	100.0%

*	Represents an amount less than 0.1%

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

The outstanding forward currency contracts as of June 30, 2023 and September 30, 2022 were as follows:

As of June 30, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	£1,976	GBP	$2,496	USD	7/17/2023	$—	$(13)
Macquarie Bank Limited	€2,985	EUR	$3,740	USD	6/14/2024	405	—
Macquarie Bank Limited	£4,500	GBP	$6,182	USD	8/27/2024	472	—
Macquarie Bank Limited	$6,000	CAD	$4,717	USD	9/4/2024	157	—
Macquarie Bank Limited	£6,500	GBP	$8,567	USD	9/5/2024	343	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	141	—
Macquarie Bank Limited	£15,000	GBP	$20,258	USD	9/30/2024	1,260	—
Macquarie Bank Limited	£16,290	GBP	$21,848	USD	9/30/2024	1,226	—
Macquarie Bank Limited	€14,650	EUR	$17,567	USD	11/12/2024	1,137	—
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	281	—
Macquarie Bank Limited	€12,400	EUR	$14,586	USD	12/23/2024	680	—
Macquarie Bank Limited	£5,600	GBP	$7,321	USD	3/17/2025	278	—
Macquarie Bank Limited	$10,800	CAD	$8,235	USD	7/15/2024	41	—
Macquarie Bank Limited	€20,700	EUR	$22,363	USD	7/21/2025	—	(815)
Macquarie Bank Limited	£8,750	GBP	$10,667	USD	7/21/2025	—	(226)
						$6,421	$(1,054)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of June 30, 2023 and September 30, 2022.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of June 30, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$6,421	$(1,054)	$5,367	$—	$5,367

As of September 30, 2022
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$20,467	$—	$20,467	$—	$20,467

(1)The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the three and nine months ended June 30, 2023 and 2022 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Foreign exchange	$—	$—	$1,010	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Foreign exchange	$(2,061)	$7,188	$(15,100)	$8,189

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and nine months ended June 30, 2023 and 2022:

Average U.S. Dollar notional outstanding	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Forward currency contracts	$157,156	$127,764	$160,834	$109,300

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2023 and 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both June 30, 2023 and September 30, 2022, were valued using Level 3 inputs. As of both June 30, 2023 and September 30, 2022, all money market funds included in cash, cash equivalents, and restricted cash and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2023 and September 30, 2022:

As of June 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,400,355	$2,400,355
Equity investments(1)	—	—	133,078	133,078
Money market funds(1)(2)	14,303	—	—	14,303
Forward currency contracts	—	6,421	—	6,421
Total assets, at fair value:	$14,303	$6,421	$2,533,433	$2,554,157
Liabilities, at fair value:
Forward currency contracts	$—	$(1,054)	$—	$(1,054)
Total liabilities, at fair value:	$—	$(1,054)	$—	$(1,054)

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,192,016	$2,192,016
Equity investments(1)	—	—	124,087	124,087
Money market funds(1)(2)	12,005	—	—	12,005
Forward currency contracts	—	20,467	—	20,467
Total assets, at fair value:	$12,005	$20,467	$2,316,103	$2,348,575
Liabilities, at fair value:
Forward currency contracts	$—	$—	$—	$—
Total liabilities, at fair value:	$—	$—	$—	$—

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2023, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2023 was $4,852 and $5,688, respectively. The net change in unrealized appreciation (depreciation) for the three and nine months ended June 30, 2022 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of June 30, 2022 was ($29,024) and ($12,533), respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the nine months ended June 30, 2023 and 2022:

	For the nine months ended June 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$2,192,016	$124,087	$2,316,103
Net change in unrealized appreciation (depreciation) on investments	(8,916)	(6,171)	(15,087)
Net translation of investments in foreign currencies	22,402	14	22,416
Realized gain (loss) on investments	(3,680)	3,152	(528)
Realized gain (loss) on translation of investments in foreign currencies	(433)	—	(433)
Fundings of (proceeds from) revolving loans, net	1,644	—	1,644
Fundings of investments	309,297	15,843	325,140
PIK interest and non-cash dividends	9,856	6,066	15,922
Proceeds from principal payments and sales of portfolio investments	(127,798)	(9,913)	(137,711)
Accretion of discounts and amortization of premiums	5,967	—	5,967
Fair value, end of period	$2,400,355	$133,078	$2,533,433

	For the nine months ended June 30, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,398,911	$39,732	$1,438,643
Net change in unrealized appreciation (depreciation) on investments	(7,389)	3,931	(3,458)
Net translation of investments in foreign currencies	(14,170)	(5)	(14,175)
Realized gain (loss) on investments	3	2,049	2,052
Realized gain (loss) on translation of investments in foreign currencies	23	—	23
Fundings of (proceeds from) revolving loans, net	1,609	—	1,609
Fundings of investments	933,505	79,762	1,013,267
PIK interest and non-cash dividends	4,300	—	4,300
Proceeds from principal payments and sales of portfolio investments	(183,314)	(4,875)	(188,189)
Accretion of discounts and amortization of premiums	5,726	—	5,726
Fair value, end of period	$2,139,204	$120,594	$2,259,798

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2023 and September 30, 2022:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of June 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans(2)	$226,899	Market rate approach	Market interest rate	7.8% - 14.5% (9.5%)
		Market comparable companies	EBITDA multiples	8.0x - 26.0x (16.2x)
One stop loans(3)(4)	$2,147,728	Market rate approach	Market interest rate	6.8% - 25.0% (10.3%)
		Market comparable companies	EBITDA multiples	7.0x - 33.0x (16.8x)
		Market comparable companies	Revenue multiples	2.0x - 20.0x (8.3x)
Subordinated debt and second lien loans	$25,728	Market rate approach	Market interest rate	12.3% - 14.5% (13.6%)
		Market comparable companies	EBITDA multiples	9.5x - 22.0x (20.8x)
Equity(5)	$133,078	Market comparable companies	EBITDA multiples	7.5x - 35.0x (16.3x)
			Revenue multiples	3.3x - 20.0x (11.9x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)$2,569 of loans at fair value were valued using the market comparable companies approach only.

(3)$3,872 of loans at fair value were valued using the market comparable companies approach only.

(4)The Company valued $1,829,602 and $318,126 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)The Company valued $120,674 and $12,404 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value of September 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans(2)	$240,945	Market rate approach	Market interest rate	6.8% - 14.3% (9.1%)
		Market comparable companies	EBITDA multiples	8.0x - 26.2x (16.1x)
One stop loans(3)(4)	$1,931,622	Market rate approach	Market interest rate	7.3% - 17.3% (9.5%)
		Market comparable companies	EBITDA multiples	7.0x - 37.3x (17.1x)
		Market comparable companies	Revenue multiples	2.0x - 22.0x (9.4x)
Subordinated debt and second lien loans(3)	$19,449	Market rate approach	Market interest rate	12.0% - 13.8% (13.0%)
		Market comparable companies	EBITDA multiples	20.0x - 23.0x (21.7x)
Equity(5)	$124,087	Market comparable companies	EBITDA multiples	8.5x - 38.0x (17.6x)
			Revenue multiples	4.0x - 24.4x (15.0x)

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

The following are the carrying values and fair values of the Company’s debt as of June 30, 2023 and September 30, 2022:

	As of June 30, 2023		As of September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$1,219,029	$1,211,466	$1,118,992	$1,116,812

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of June 30, 2023, the Company’s asset coverage for borrowed amounts was 209.9%.

2022-2 Debt Securitization: On December 14, 2022, the Company completed a $386,600 term debt securitization (the “2022-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations, or CLOs, and are a form of secured financing incurred by a subsidiary of the Company, which are consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2022-2 Debt Securitization (the “2022-2 Notes”) were issued by the 2022-2 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2022-2 Notes offered in the 2022-2 Debt Securitization consist of $140,000 of AAA Class A Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month term SOFR plus 2.60%; $38,800 of AA Class B Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month term SOFR plus 3.09% (the “Class B 2022-2 Notes” and, together with the Class A 2022-2 Notes, the “Secured 2022-2 Notes”); $85,000 of AAA Class A Senior Secured Floating Rate Loans maturing 2034, which bear interest at the three-month term SOFR plus 2.60% (the “Class A 2022-2 Loans” and, together with the Secured 2022-2 Notes, the “Secured 2022-2 Debt”); and $122,800 of Subordinated Notes due 2122 (the “Subordinated 2022-2 Notes”), which do not bear interest. The Company indirectly retained all of the Class B 2022-2 Notes and Subordinated 2022-2 Notes which were eliminated in consolidation. The Class A 2022-2 Notes and Class A 2022-2 Loans are included in the June 30, 2023 Consolidated Statement of Financial Condition as debt of the Company.

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

As of June 30, 2023, there were 74 portfolio companies with a total fair value of $370,678 securing the 2022-2 Debt Securitization. The pool of loans in the 2022-2 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The interest charged under the 2022-2 Debt Securitization is based on three-month term SOFR. The three-month term SOFR rate in effect as of June 30, 2023 based on the last interest rate reset was 5.0%. For the three and nine months ended June 30, 2023, the components of interest expense, annualized average interest rates and average outstanding balances for the 2022-2 Debt Securitization were as follows:

	Three months ended June 30,	Nine months ended June 30,
	2023	2023
Stated interest expense	$4,420	$9,093
Amortization of debt issuance costs	184	402
Total interest expense	$4,604	$9,495
Cash paid for interest expense	$5,586	$5,586
Annualized average stated interest rate	7.9%	7.4%
Average outstanding balance	$225,000	$164,011

As of June 30, 2023, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A 2022-2 Notes and Class A 2022-2 Loans were as follows:

Description	Class A 2022-2 Notes	Class A 2022-2 Loans
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$140,000	$85,000
S&P Rating	"AAA"	"AAA"
Interest Rate	SOFR + 2.60%	SOFR + 2.60%

2022 Debt Securitization: On January 25, 2022, the Company completed a $401,750 asset-backed securitization (the “2022 Debt Securitization”). Asset-backed securitizations are a form of secured financing incurred by a subsidiary of the Company, which is controlled by the Company and subject to its overall asset coverage requirement. The notes offered in the 2022 Debt Securitization were issued by the 2022 Issuer and are backed by a diversified portfolio of senior secured loans. The notes offered in the 2022 Debt Securitization consist of $252,000 of Class A Senior Secured Floating Rate Notes, which bear interest at a benchmark interest rate, which will be based on three-month term SOFR, plus 2.00% (the “Secured 2022 Notes”) and $149,750 of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). The Secured 2022 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Subordinated 2022 Notes, and the Subordinated 2022 Notes were eliminated in consolidation. The Secured 2022 Notes are included in the June 30, 2023 and September 30, 2022 Consolidated Statements of Financial Condition as debt of the Company.

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

As of both June 30, 2023 and September 30, 2022, there were 54 portfolio companies, with a total fair value of $392,813 and $393,878, respectively, securing the 2022 Debt Securitization. The pool of loans in the 2022 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The three-month term SOFR rate in effect as of June 30, 2023 based on the last interest rate reset was 5.1%. For the three and nine months ended June 30, 2023 and 2022, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2022 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Stated interest expense	$4,435	$1,736	$12,171	$2,735
Amortization of debt issuance costs	185	184	555	318
Total interest expense	$4,620	$1,920	$12,726	$3,053
Cash paid for interest expense	$4,183	$—	$10,906	$—
Annualized average stated interest rate	7.1%	2.8%	6.5%	2.5%
Average outstanding balance	$252,000	$252,000	$252,000	$144,923

As of June 30, 2023, the class, amount, rating and interest rate (expressed as a spread to three-month term SOFR, as applicable) of the 2022 Debt Securitization was as follows:

Description	Secured 2022 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$252,000
Kroll Bond Rating Agency Rating	A
Interest Rate	SOFR + 2.0%

2021 Debt Securitization: On March 11, 2021, the Company completed a $398,850 term debt securitization (the “2021 Debt Securitization”). Term debt securitizations are also known as CLOs. Term debt securitizations are a form of secured financing incurred by the Company, which are consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2021 Debt Securitization (the “2021 Notes”) were issued by the 2021 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2021 Notes offered in the 2021 Debt Securitization consist of $224,000 of AAA Class A 2021 Notes, which bear interest at the three-month LIBOR plus 1.60%; $28,000 of AA Class B 2021 Notes, which bear interest at the three-month LIBOR plus 1.85%; $36,000 of A Class C-1 2021 Notes, which bear interest at the three-month LIBOR plus 2.80%; $10,000 A Class C-2 2021 Notes, which bear interest at 3.91%; up to $28,000 of BBB- Class D 2021 Notes, which were unfunded on the closing date of the 2021 Debt Securitization and which, if funded, will bear interest at the three-month LIBOR plus a spread set in connection with the funding date but which in no event will be greater than 5.00% (the Class D 2021 Notes, together with the Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes and the Class C-2 2021 Notes are referred to as the “Secured 2021 Notes”); and approximately $100,850 of Subordinated 2021 Notes, which do not bear interest. The Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes, and the Class C-2 2021 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Class D 2021 Notes and Subordinated 2021 Notes which were eliminated in consolidation. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the June 30, 2023 and September 30, 2022 Consolidated Statements of Financial Condition as debt of the Company.

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

As of both June 30, 2023 and September 30, 2022, there were 75 portfolio companies with total fair value of $392,853 and $391,731, respectively, securing the 2021 Notes. The pool of loans in the 2021 Debt Securitization

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2021 Debt Securitization is based on three-month LIBOR. The three-month LIBOR in effect as of June 30, 2023 based on the last interest rate reset was 5.3%. On June 30, 2023, the Company entered into a supplemental indenture to, among other things, amend the 2021 Debt Securitization to replace LIBOR as an interest rate benchmark for the 2021 Notes, with three-month term SOFR plus 0.26161%, effective as of the start of the first interest accrual period commencing after June 30, 2023.

For the three and nine months ended June 30, 2023 and 2022, the components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances for the 2021 Debt Securitization were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Stated interest expense	$5,159	$2,060	$14,098	$5,088
Amortization of debt issuance costs	108	107	323	325
Total interest expense	$5,267	$2,167	$14,421	$5,413
Cash paid for interest expense	$4,825	$1,501	$12,553	$4,538
Annualized average stated interest rate	6.9%	2.8%	6.3%	2.3%
Average outstanding balance	$298,000	$298,000	$298,000	$298,000

As of June 30, 2023, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month LIBOR, as applicable) of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and the Class C-2 2021 Notes were as follows:

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

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of June 30, 2023 and September 30, 2022, the Company was permitted to borrow up to $40,000 and which had a maturity date of September 29, 2023. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of June 30, 2023 was 4.4%. As of June 30, 2023 and September 30, 2022, the Company had no outstanding debt under the Adviser Revolver.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three and nine months ended June 30, 2023 and 2022, the stated interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Stated interest expense	$—	$—	$58	$1
Cash paid for interest expense	—	—	58	1
Annualized average stated interest rate	—%	—%	4.4%	0.2%
Average outstanding balance	$—	$—	$1,758	$909

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

For the three and nine months ended June 30, 2023 and 2022, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the SB Revolver were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Stated interest expense	$—	$1,131	$1,773	$2,787
Facility fees	—	1	—	46
Amortization of debt issuance costs	—	125	177	406
Total interest expense	$—	$1,257	$1,950	$3,239
Cash paid for interest expense	$—	$1,067	$2,170	$2,835
Annualized average stated interest rate	—%	2.5%	5.5%	2.1%
Average outstanding balance	$—	$178,568	$43,223	$175,656

DB Credit Facility: On September 10, 2019 (the “Effective Date”), the Company and GBDC 3 Funding entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. The period during which GBDC 3 Funding may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and continues through March 10, 2024 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default. On March 8, 2023, the Company entered into an amendment on the DB Credit Facility to, among other things, decrease the borrowing capacity thereunder from up to an aggregate of $750,000 to $625,000, extend the Revolving

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Period to March 10, 2024, and amend the interest rate at which borrowings are made to the applicable base rate plus 2.55% during the Revolving Period, and 3.05% after the Revolving Period. As of June 30, 2023, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $625,000, subject to leverage and borrowing base restrictions, and has a maturity date of March 10, 2027.

As of June 30, 2023, the DB Credit Facility bears interest at the applicable base rate plus 2.55% per annum during the Revolving Period and 3.05% after the Revolving Period. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling and (v) the three-month term SOFR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

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

As of June 30, 2023 and September 30, 2022, the Company had outstanding debt under the DB Credit Facility of $444,029 and $468,992, respectively.

For the three and nine months ended June 30, 2023 and 2022, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Stated interest expense	$7,501	$2,641	$20,683	$5,782
Facility fees	536	403	1,858	1,133
Amortization of debt issuance costs	273	477	1,149	1,343
Total interest expense	$8,310	$3,521	$23,690	$8,258
Cash paid for interest expense	$7,546	$2,066	$20,362	$4,718
Annualized average stated interest rate	7.3%	3.4%	6.7%	2.7%
Average outstanding balance	$410,687	$312,365	$415,416	$284,000

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of both June 30, 2023 and September 30, 2022, the Company had no outstanding short-term borrowings.

For the three and nine months ended June 30, 2023 and 2022, the stated interest expense, annualized average interest rates and average outstanding balances for short-term borrowings were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Stated interest expense	$—	$—	$—	$542
Cash paid for interest expense	—	—	—	542
Annualized average stated interest rate	N/A	N/A	N/A	3.1%
Average outstanding balance	$—	$—	$—	$23,074

For the three and nine months ended June 30, 2023, the average total debt outstanding was $1,185,687 and $1,174,408, respectively. For the three and nine months ended June 30, 2022, the average total debt outstanding was $1,040,933 and $926,562, respectively.

For the three months ended June 30, 2023 and 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 7.7% and 3.4%, respectively. For the nine months ended June 30, 2023 and 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 7.1% and 3.0%, respectively.

A summary of the Company’s maturity requirements for borrowings as of June 30, 2023 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
DB Credit Facility	$444,029	$—	$—	$444,029	$—
2021 Debt Securitization	298,000	—	—	—	298,000
2022 Debt Securitization	252,000	—	—	—	252,000
2022-2 Debt Securitization	225,000	—	—	—	225,000
Total borrowings	$1,219,029	$—	$—	$444,029	$775,000

Note 9. Commitments and Contingencies

Commitments: As of June 30, 2023, the Company had outstanding commitments to fund investments totaling $182,593, including $21,710 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $308,133, including $23,951 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 for outstanding forward currency contracts as of June 30, 2023, and September 30, 2022. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Nine months ended June 30,
Per share data:(1)	2023	2022
Net asset value at beginning of period	$14.89	$15.00
Distributions declared:(2)
From net investment income	(0.81)	(0.94)
Net investment income	1.09	0.83
Net realized gain (loss) on investment transactions	—	0.03
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.17)	(0.04)
Net asset value at end of period	$15.00	$14.88
Total return based on net asset value per share(4)	6.30%	5.50%
Number of common shares outstanding	90,683,649.056	82,417,164.611

	Nine months ended June 30,
Listed below are supplemental data and ratios to the financial highlights:	2023	2022
Ratio of net investment income to average net assets*	9.79%	7.40%
Ratio of total expenses to average net assets*(5)	11.18%	6.17%
Ratio of management fee waiver to average net assets*	(0.71)%	(0.69)%
Ratio of incentive fee waiver to average net assets(5)	(0.43)%	(0.04)%
Ratio of incentive fees to average net assets(5)	1.72%	0.66%
Ratio of excise tax to average net assets(5)	0.05%	—%
Ratio of net expenses to average net assets*(5)	10.04%	5.44%
Ratio of total expenses (without incentive fees) to average net assets*(5)	8.75%	5.51%
Total return based on average net asset value(6)	6.28%	5.21%
Total return based on average net asset value - annualized(6)	8.40%	6.97%
Net assets at end of period	$1,360,255	$1,226,593
Average debt outstanding	$1,174,408	$926,562
Average debt outstanding per share	$12.95	$11.24
Portfolio Turnover *	7.56%	13.07%
Asset coverage ratio(7)	209.91%	210.35%
Asset coverage ratio per unit(8)	$2,099	$2,104
Average market value per unit(9):
SB Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A
2021 Debt Securitization	N/A	N/A
2022 Debt Securitization	N/A	N/A
2022-2 Debt Securitization	N/A	N/A
Other short-term borrowings	N/A	N/A

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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the three and nine months ended June 30, 2023 and 2022:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Earnings available to stockholders	$37,009	$4,079	$82,228	$54,953
Basic and diluted weighted average shares outstanding	89,473,232	77,136,908	87,830,322	70,436,015
Basic and diluted earnings per share	$0.41	$0.05	$0.94	$0.78

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the nine months ended June 30, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the nine months ended June 30, 2023
08/05/2022	10/18/2022	12/28/2022	85,511,291.055	$—	(1)	$—
11/18/2022	12/15/2022	12/20/2022	86,854,896.195	0.2800		24,319
11/18/2022	01/17/2023	03/21/2023	87,217,538.663	—	(2)	—
02/07/2023	03/17/2023	05/23/2023	88,572,994.567	0.1201		10,636
02/07/2023	04/28/2023	06/21/2023	89,509,039.889	0.1098		9,826
05/05/2023	05/26/2023	08/22/2023	89,660,313.188	0.1542		13,822
05/05/2023	06/16/2023	08/22/2023	89,660,313.188	0.1490		13,361
Total dividends declared for the nine months ended June 30, 2023						$71,964

For the nine months ended June 30, 2022
08/06/2021	10/18/2021	12/27/2021	56,431,212.836	$0.1168		$6,593
11/19/2021	11/29/2021	12/27/2021	65,852,241.833	0.1501		9,883
11/19/2021	12/20/2021	02/28/2022	68,007,006.127	0.1214		8,259
11/19/2021	01/20/2022	03/23/2022	68,414,116.228	0.1068		7,305
02/04/2022	02/25/2022	05/23/2022	71,896,291.279	0.1425		10,246
02/04/2022	03/21/2022	05/23/2022	72,096,011.282	0.1191		8,588
02/04/2022	04/29/2022	07/25/2022	76,705,607.756	0.0800		6,135
05/06/2022	05/20/2022	07/25/2022	76,705,607.756	0.0992		7,608
05/06/2022	06/24/2022	09/14/2022	79,224,646.937	—	(3)	—
Total dividends declared for the nine months ended June 30, 2022						$64,617

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
(3) On May 5, 2022, the Company’s board of directors declared a distribution in an amount equal to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2022 through June 30, 2022, per share payable on September 14, 2022, to stockholders of record on June 24, 2022. Due to a net decrease in net assets resulting from operations for the period June 1, 2022, through June 30, 2022, the distribution declared for the June 2022 earnings period was zero.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the Company’s distributions reinvested during the nine months ended June 30, 2023 and 2022:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the nine months ended June 30, 2023
December 20, 2022	362,642.468	$14.89	$5,399
May 23, 2023	151,273.299	15.00	2,269
June 21, 2023	140,378.868	15.00	2,106
	654,294.635		$9,774

For the nine months ended June 30, 2022
November 22, 2021	316,630.174	$15.00	$4,749
December 27, 2021	407,110.101	15.00	6,107
February 28, 2022	199,720.003	15.00	2,996
March 23, 2022	178,035.741	15.00	2,670
May 23, 2022	291,444.634	15.00	4,372
	1,392,940.653		$20,894
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 13. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

Effective July 1, 2023, the Company entered into agreements to cancel subscriptions totaling $330.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

On May 5, 2023, and August 3, 2023, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

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

August 30, 2023	November 21, 2023
In an amount (if positive) such that the net asset value of the Company as of August 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2023 through August 31, 2023 and the payment of this distribution is $15.00 per share

September 22, 2023	November 21, 2023
In an amount (if positive) such that the net asset value of the Company as of September 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period September 1, 2023 through September 30, 2023 and the payment of this distribution is $15.00 per share

October 2, 2023	October 5, 2023
The Company’s board of directors declared a special distribution of $0.1640 per share, which represents an amount equal to the incentive fee payments deposited in escrow and to be returned to the Company for the benefit of its stockholders in accordance with the Investment Advisory Agreement

October 20, 2023	December 27, 2023
In an amount (if positive) such that the net asset value of the Company as of October 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2023 through October 31, 2023 and the payment of any special distributions and this distribution is $15.00 per share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,”

“anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2022, in our quarterly report on Form 10-Q for the quarter ended March 31, 2023 and in Item 1A. “Risk Factors” in this quarterly report on Form 10-Q.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $60.0 billion in capital under management as of April 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of June 30, 2023 and September 30, 2022, our portfolio at fair value was comprised of the following:

	As of June 30, 2023		As of September 30, 2022
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$226,899	9.0%	$240,945	10.4%
One stop	2,147,728	84.7	1,931,622	83.3
Second lien	10,166	0.4	8,878	0.4
Subordinated debt	15,562	0.6	10,571	0.5
Equity	133,078	5.3	124,087	5.4
Total	$2,533,433	100.0%	$2,316,103	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of June 30, 2023 and September 30, 2022, one stop loans included $318.1 million and $273.1 million, respectively, of recurring revenue loans at fair value.

As of June 30, 2023 and September 30, 2022, we had debt and equity investments in 281 and 271 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the annualized total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the three months ended June 30, 2023 and March 31, 2022 and the nine months ended June 30, 2023 and June 30, 2022:

	Three months ended		Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Weighted average income yield(1)*	11.6%	11.1%	10.9%	7.0%
Weighted average investment income yield(2)*	11.9%	11.4%	11.3%	7.4%
Total return based on average net asset value(3)*	11.1%	9.9%	8.4%	7.0%
Total return based on net asset value per share(4)	2.8%	2.4%	6.3%	5.5%

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

As of June 30, 2023, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 8.0% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the nine months ended June 30, 2023 and 2022, GBDC 3 earned a fiscal year-to-date IRR of 8.6% and 8.9%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders' net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate, or LIBOR, continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued.

On December 21, 2022 the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-06 (or “ASU 2022-06”), which deferred the sunset of Topic 848, Reference Rate Reform, until December 31, 2024. The issuance of ASU 2022-06 and the deferral of the sunset of Topic 848 eases the potential burden in accounting for the effects of reference rate reform on financial reporting.

On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA. Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated.

Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, or the LIBOR Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

In addition, the U.K. Financial Conduct Authority, or FCA, which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period.

Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.

In anticipation of the discontinuation of LIBOR, we assessed our debt facilities for our exposure to LIBOR. On June 24, 2022, the DB Credit Facility was amended to utilize a benchmark interest rate of three-month term SOFR and foreign alternative reference rates for U.S. dollar and foreign borrowings, respectively. Effective as of the first interest accrual period commencing after June 30, 2023, the indentures governing the notes offered in the 2021 Debt Securitization were amended to replace LIBOR with SOFR as the applicable reference rate. The notes offered in the 2022 Debt Securitization and 2022-2 Debt Securitization currently utilize a reference rate to three-month term SOFR. We expect any new debt facilities that we enter into subsequent to June 30, 2023 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

Effective July 1, 2023, we entered into agreements to cancel subscriptions totaling $330.

On May 5, 2023, and August 3, 2023, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
July 28, 2023	September 19, 2023	In an amount (if positive) such that our net asset value as of July 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP for the period July 1, 2023 through July 31, 2023 and the payment of this distribution is $15.00 per share
August 30, 2023	November 21, 2023	In an amount (if positive) such that our net asset value as of August 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period August 1, 2023 through August 31, 2023 and the payment of this distribution is $15.00 per share
September 22, 2023	November 21, 2023	In an amount (if positive) such that our net asset value as of September 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period September 1, 2023 through September 30, 2023 and the payment of this distribution is $15.00 per share
October 2, 2023	October 5, 2023	Our board of directors declared a special distribution of $0.1640 per share, which represents an amount equal to the incentive fee payments deposited in escrow and to be returned to us for the benefit of our stockholders in accordance with the Investment Advisory Agreement (as defined in Note 1 and Note 4 to the accompanying consolidated financial statements)
October 20, 2023	December 27, 2023	In an amount (if positive) such that our net asset value as of October 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period October 1, 2023 through October 31, 2023 and the payment of any special distribution and this distribution is $15.00 per share

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

Consolidated operating results for the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022 are as follows:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2023	March 31, 2023	June 30, 2023 vs. March 31, 2023	June 30, 2023	June 30, 2022	2023 vs. 2022
	(In thousands)
Interest income	$63,733	$58,975	$4,758	$176,369	$92,020	$84,349
Payment-in-kind interest income	3,713	3,549	164	9,689	3,773	5,916
Accretion of discounts and amortization of premiums	1,943	1,914	29	5,967	5,726	241
Non-cash dividend income	2,134	2,049	85	6,066	—	6,066
Dividend income	4	2	2	12	67	(55)
Fee income	140	136	4	486	1,356	(870)
Total investment income	71,667	66,625	5,042	198,589	102,942	95,647
Net expenses	36,753	34,723	2,030	102,090	44,527	57,563
Net investment income before tax	34,914	31,902	3,012	96,499	58,415	38,084
Excise tax	—	(25)	25	630	—	630
Net investment income after tax	34,914	31,927	2,987	95,869	58,415	37,454
Net realized gain (loss) on investment transactions	(3,588)	763	(4,351)	226	2,157	(1,931)
Net change in unrealized appreciation (depreciation) on investment transactions	5,683	(802)	6,485	(13,867)	(5,619)	(8,248)
Net increase in net assets resulting from operations	$37,009	$31,888	$5,121	$82,228	$54,953	$27,275
Average earning portfolio company investments, at fair value	$2,350,920	$2,300,534	$50,386	$2,294,883	$1,849,161	$445,722
Average earning preferred equity investments, at fair value	$65,065	$67,098	$(2,033)	$63,955	$51,346	$12,609

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

Investment Income

Investment income increased from the three months ended March 31, 2023 to the three months ended June 30, 2023 by $5.0 million, primarily as a result of an increase in interest income due to rising floating base rates.

Investment income increased from the nine months ended June 30, 2022 to the nine months ended June 30, 2023 by $95.6 million, primarily due to an increase in interest income due to rising LIBOR and SOFR interest base rates coupled with an increase in the average earning debt investments balance of $445.7 million and an increase in non-cash dividend income.

The annualized income yield by debt security type for the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022 are as follows:

	Three months ended		Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Senior secured	10.6%	10.0%	10.0%	5.8%
One stop	11.5%	11.1%	10.9%	7.2%
Second lien	13.3%	12.8%	13.3%	8.2%
Subordinated debt	15.6%	15.2%	15.5%	15.1%

Income yields on senior secured and one stop loans increased for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023 primarily due to rising LIBOR and SOFR rates during the third quarter of 2023 fiscal year. Income yields on senior secured and one stop loans increased for the nine months ended June 30, 2023 as compared to the nine months ended June 30, 2022, primarily due to rising LIBOR and SOFR rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 97.2% of the loan portfolio at fair value is subject to an interest rate floor. As of June 30, 2023 and March 31, 2023, the weighted average base rate floor of our loans was 0.78% and 0.79%, respectively .

As of June 30, 2023, we have second lien investments in two portfolio companies and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2023	March 31, 2023	June 30, 2023 vs. March 31, 2023	June 30, 2023	June 30, 2022	2023 vs. 2022
	(In thousands)
Interest and facility fee expenses	$22,052	$20,589	$1,463	$59,735	$18,114	$41,621
Amortization of debt issuance costs	750	933	(183)	2,606	2,392	214
Base management fee, net of waiver	6,290	6,067	223	18,417	14,601	3,816
Income incentive fee, net of waiver	6,162	5,635	527	16,919	7,858	9,061
Capital gain incentive fee accrued under GAAP, net of waiver	—	—	—	—	(1,304)	1,304
Professional fees	489	562	(73)	1,479	924	555
Administrative service fee	912	848	64	2,660	1,676	984
General and administrative expenses	98	89	9	274	266	8
Net expenses	$36,753	$34,723	$2,030	$102,090	$44,527	$57,563
Average debt outstanding	$1,185,687	$1,198,497	$(12,810)	$1,174,408	$926,562	$247,846

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $1.3 million, from the three months ended March 31, 2023 to the three months ended June 30, 2023 primarily due to rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities.

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $41.8 million, from the nine months ended June 30, 2022 to the nine months ended June 30, 2023 primarily due to an increase in average debt outstanding of $247.8 million as well as rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities and, to a lesser extent, increased interest rate spreads made in connection with refinancing our revolving credit facilities and new debt securitizations during calendar years 2022 and 2023. For more information about our outstanding borrowings for the three and nine months ended June 30, 2023 and 2022, including the terms thereof, see Note 8. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended June 30, 2023 and March 31, 2023, the effective annualized average interest rate which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 7.7% and 7.3%, respectively. For the nine months ended June 30, 2023 and 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 7.1% and 3.0%, respectively. The increase in the effective average interest rate for both the three months ended March 31, 2023 to the three months ended June 30, 2023 and for the nine months ended June 30, 2022 to the nine months ended June 30, 2023 was primarily due to rising LIBOR and SOFR base interest rates on our floating rate debt facilities and, to a lesser extent, increased interest rate spreads made in connection with amendments on our revolving credit facilities and new debt securitizations during fiscal year 2023.

Management Fees

The base management fee, net of waiver, remained relatively constant for the three months ended March 31, 2023 to the three months ended June 30, 2023 and increased as a result of an increase in average gross assets for the nine months ended June 30, 2022 to the nine months ended June 30, 2023.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee, net of waiver, increased by $0.5 million from the three months ended March 31, 2023 to the three months ended June 30, 2023 primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by the impact of rising LIBOR and SOFR rates during the third quarter of fiscal year 2023. For each of the three months ended June 30, 2023 and March 31, 2023, we were fully through the “catch-up” provision of the calculation of the Income Incentive Fee. The Income Incentive Fee, net of waiver, increased by $9.1 million from the nine months ended June 30, 2022 to the nine months ended June 30, 2023, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising LIBOR and SOFR rates and an increase in non-cash dividend income during fiscal year 2023. For the nine months ended June 30, 2022, we remained in the Income Incentive Fee catch-up and an increase in Pre-Incentive Fee Net Investment Income caused a corresponding increase in the Income Incentive Fee.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 15.0% for both the three and nine months ended June 30, 2023. The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 12.1% for the nine months ended June 30, 2022. The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income was 15.0% for the three months ended March 31, 2023.

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

As of June 30, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of June 30, 2023 and September 30, 2022, there was no capital gain incentive fee accrual calculated in accordance with GAAP, net of waiver. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of June 30, 2023 and September 30, 2022, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fees, and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses remained constant for the three months ended March 31, 2023 to the three months ended June 30, 2023. In total, professional fees, the administrative service fee, and general and administrative expenses increased by $1.5 million from the nine months ended June 30, 2022 to the nine months ended June 30, 2023 primarily due to an increase in the administrative service fee and professional fees.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended June 30, 2023 and March 31, 2023 were $1.2 million and $0.7 million, respectively. Total expenses reimbursed to the Administrator during the nine months ended June 30, 2023 and 2022 were $2.5 million and $1.3 million, respectively.

As of June 30, 2023 and September 30, 2022, included in accounts payable and accrued expenses were $0.4 million and $0.7 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022:

	Three months ended		Variances	Nine months ended		Variances
	June 30, 2023	March 31, 2023	June 30, 2023 vs. March 31, 2023	June 30, 2023	June 30, 2022	2023 vs. 2022
	(In thousands)
Net realized gain (loss) from investments	$(3,625)	$575	$(4,200)	$(528)	$2,052	$(2,580)
Net realized gain (loss) from foreign currency transactions	37	114	(77)	(256)	105	(361)
Net realized gain (loss) from forward currency contracts	—	74	(74)	1,010	—	1,010
Net realized gain (loss) on investment transactions	$(3,588)	$763	$(4,351)	$226	$2,157	$(1,931)
Unrealized appreciation from investments	$13,612	$10,712	$2,900	$17,949	$12,421	$5,528
Unrealized (depreciation) from investments	(8,760)	(12,054)	3,294	(33,036)	(15,879)	(17,157)
Unrealized appreciation (depreciation) from forward currency contracts	(2,061)	(1,552)	(509)	(15,100)	8,189	(23,289)
Unrealized appreciation (depreciation) on foreign currency translation	2,892	2,092	800	16,320	(10,350)	26,670
Net change in unrealized appreciation (depreciation) on investment transactions	$5,683	$(802)	$6,485	$(13,867)	$(5,619)	$(8,248)

During the three months ended June 30, 2023, we had a net realized loss of $3.6 million, driven by a realized loss recognized on the restructure of a portfolio company debt investment. During the three months ended March 31, 2023, we had a net realized gain of $0.8 million, driven by realized gains on the sale of equity investments in multiple portfolio companies and the realized gains on the settlement of forward currency contracts.

During the nine months ended June 30, 2023, we had a net realized gain of $0.2 million, driven by realized gains on the settlement of forward currency contracts. During the nine months ended June 30, 2022, we had a net realized gain of $2.2 million, primarily attributable to realized gains recognized on the sale of equity investments in multiple portfolio companies.

For the three months ended June 30, 2023, we had $13.6 million in unrealized appreciation on 135 portfolio company investments, which was offset by $8.8 million in unrealized depreciation on 158 portfolio company investments. For the three months ended March 31, 2023, we had $10.7 million in unrealized appreciation on 113 portfolio company investments, which was offset by $12.1 million in unrealized depreciation on 174 portfolio company investments. Unrealized appreciation for the three months ended June 30, 2023 primarily resulted from the reversal of unrealized depreciation resulting from the restructuring of a portfolio company investment and improved performance of certain portfolio companies. Unrealized appreciation for the three months ended March 31, 2023 primarily resulted from fair valuing recent originations up to or near par. Unrealized depreciation for the three months ended June 30, 2023 and March 31, 2023 primarily resulted from decreases in the fair value across our portfolio company investments due to isolated deterioration in the credit performance of a small number of portfolio companies.

For the nine months ended June 30, 2023, we had $17.9 million in unrealized appreciation on 127 portfolio company investments, which was offset by $33.0 million in unrealized depreciation on 166 portfolio company investments. For the nine months ended June 30, 2022, we had $12.4 million in unrealized appreciation on 108 portfolio company investments, which was offset by $15.9 million in unrealized depreciation on 186 portfolio company investments. Unrealized appreciation for the nine months ended June 30, 2023 primarily resulted from the reversal of unrealized depreciation from the restructuring of a portfolio company investment, loan repayments and improved performance of certain portfolio companies. Unrealized appreciation for the nine months ended June 30, 2022 primarily resulted from better than expected performance of our portfolio companies. Unrealized depreciation for the nine months ended June 30, 2023 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year, isolated deterioration in the credit performance of a small number of portfolio companies and, to a lesser extent, the reversal of unrealized appreciation associated with the sale of portfolio company equity investments. Unrealized depreciation for the nine months ended June 30, 2022 primarily resulted from amortization of discounts, negative credit related adjustments that caused a reduction in fair value and the reversal of the net unrealized appreciation associated with the sale of portfolio company investments, as well as decreases in the fair value in the majority of our portfolio company investments due to wider credit spreads in the market.

Liquidity and Capital Resources

For the nine months ended June 30, 2023, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $16.1 million. During the period we used $106.5 million in operating activities, primarily as a result of fundings of portfolio investments of $325.1 million, partially offset by proceeds from principal payments and sales of portfolio investments of $137.7 million. During the same period, cash provided by financing activities was $122.7 million, primarily driven by borrowings on debt of $608.9 million and proceeds from the issuance of common shares of $67.0 million, that were partially offset by repayments of debt of $514.9 million and distributions paid of $35.0 million.

For the nine months ended June 30, 2022, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $3.7 million. During the period we used $766.0 million in operating activities, primarily as a result of fundings of portfolio investments of $1,013.3 million, partially offset by proceeds from principal payments and sales of portfolio investments of $188.2 million. During the same period, cash provided by financing activities was $762.3 million, primarily driven by borrowings on debt of $1,124.3 million, and proceeds from the issuance of common shares of $400.4 million, that were partially offset by repayments of debt of $717.1 million and distributions paid of $41.9 million.

As of June 30, 2023 and September 30, 2022, we had cash and cash equivalents of $14.4 million and $16.3 million, respectively. In addition, as of June 30, 2023 and September 30, 2022, we had foreign currencies of $0.8 million and $1.3 million, respectively, restricted cash and cash equivalents of $66.4 million and $45.7 million, respectively, and restricted foreign currencies of $0.6 million and $2.7 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

As of both June 30, 2023 and September 30, 2022, we had investor capital subscriptions totaling $1,388.3 million of which $1,277.1 million and $1,209.8 million, respectively, had been called and contributed, leaving $111.2 million and $178.5 million of uncalled investor capital subscriptions, respectively.

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

DB Credit Facility - On March 8, 2023, the Company entered into an amendment on the DB Credit Facility to, among other things, decrease the aggregate borrowing capacity from $750.0 million to $625.0 million, extend the Revolving Period (as defined in Note 8 of our consolidated financial statements) from March 10, 2023 to March 10, 2024 and amend the interest rate at which borrowings are made to the applicable base rate plus 2.55% during the Revolving Period and 3.05% after the Revolving Period. As of June 30, 2023 and September 30, 2022, the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) allowed our wholly-owned consolidated subsidiary, GBDC 3 Funding LLC, or GBDC 3 Funding, to borrow up to $625.0 million and $750.0 million, respectively, at any one time outstanding, subject to leverage and borrowing base restrictions. As of June

30, 2023 and September 30, 2022, we had $444.0 million and $469.0 million outstanding under the DB Credit Facility, respectively. As of June 30, 2023 and September 30, 2022, subject to leverage and borrowing base restrictions, we had approximately $181.0 million and $281.0 million of remaining commitments, respectively, and $68.3 million and $30.7 million of availability on the DB Credit Facility, respectively.

Adviser Revolver - As of June 30, 2023 and September 30, 2022, we were permitted to borrow up to $40.0 million at any one time outstanding under the Adviser Revolver (as defined in Note 8 of our consolidated financial statements). As of June 30, 2023 and September 30, 2022, we had no borrowings outstanding under the Adviser Revolver.

Debt Securitizations

2022-2 Debt Securitization - On December 14, 2022, we completed the 2022-2 Debt Securitization. The Class A 2022-2 Notes and Class A 2022-2 Loans are included in the June 30, 2023 Consolidated Statement of Financial Condition as our debt and the Class B 2022-2 Notes and Subordinated 2022-2 Notes were eliminated in consolidation. As of June 30, 2023, we had outstanding debt under the 2022-2 Debt Securitization of $225.0 million.

2022 Debt Securitization - On January 25, 2022, we completed the 2022 Debt Securitization. The Class A Senior Secured Floating Rate Notes are included in the June 30, 2023 Consolidated Statement of Financial Condition as our debt and the Subordinated Notes were eliminated in consolidation. As of both June 30, 2023 and September 30, 2022, we had outstanding debt under the 2022 Debt Securitization of $252.0 million.

2021 Debt Securitization - On March 11, 2021, we completed the 2021 Debt Securitization. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the June 30, 2023 Consolidated Statement of Financial Condition as our debt and the Class D and Subordinated 2021 Notes were eliminated in consolidation. As of both June 30, 2023 and September 30, 2022, we had outstanding debt under the 2021 Debt Securitization of $298.0 million.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio of 0.85x. As of June 30, 2023, our asset coverage for borrowed amounts was 209.9%.

As of June 30, 2023, we had outstanding commitments to fund investments totaling $182.6 million, including $21.7 million of unfunded commitments on revolvers. As of September 30, 2022, we had outstanding commitments to fund investments totaling $308.1 million, including $24.0 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement. A summary of maturity requirements for our principal borrowings as of June 30, 2023 is included in Note 8 of our consolidated financial statements. We did not have any other material contractual payment obligations as of June 30, 2023. As of June 30, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our DB Credit Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of June 30, 2023 and September 30, 2022. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring our investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of June 30, 2023 and September 30, 2022, we had investments in 281 and 271 portfolio companies, respectively, with a total fair value of $2,533.4 million and $2,316.1 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022:

	Three months ended				Nine months ended
	June 30, 2023		March 31, 2023		June 30, 2023		June 30, 2022
	(In Thousands)	Percentage	(In Thousands)	Percentage	(In Thousands)	Percentage	(In Thousands)	Percentage
Senior secured	$476	1.0%	$—	—%	$4,203	1.8%	$50,489	4.1%
One stop	48,074	99.0	67,747	97.0	209,074	93.8	1,108,878	89.5
Second lien	—	—	—	—	—	—	332	0.0 *
Subordinated debt	—	—	—	—	50	0.0 *	996	0.1
Equity	—	—	2,122	3.0	9,776	4.4	78,049	6.3
Total new investment commitments	$48,550	100.0%	$69,869	100.0%	$223,103	100.0%	$1,238,744	100.0%

* Represents an amount less than 0.1%
For the nine months ended June 30, 2023 and June 30, 2022, we had approximately $137.7 million and $188.2 million, respectively, in proceeds from principal payments and sales of portfolio investments.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of June 30, 2023 (1)			As of September 30, 2022 (2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$227,979	$229,538	$224,330	$244,601	$251,756	$238,930
Non-accrual(3)	2,402	2,383	2,569	2,467	2,451	2,015
One stop:
Performing	2,192,624	2,172,130	2,144,065	1,969,085	1,964,742	1,931,622
Non-accrual(3)	4,773	4,570	3,663	—	—	—
Second lien:
Performing	10,337	10,856	10,166	9,255	10,763	8,878
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	15,681	15,490	15,562	10,626	10,403	10,571
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	123,120	133,078	N/A	107,972	124,087
Total	$2,453,796	$2,558,087	$2,533,433	$2,236,034	$2,348,087	$2,316,103

(1)As of June 30, 2023, $286.2 million and $282.7 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest. As of June 30, 2023, $7.0 million and $6.2 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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
As of June 30, 2023, we had loans in three portfolio companies on non-accrual status. As of September 30, 2022, we had loans in one portfolio company on non-accrual status. As of June 30, 2023 and September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 97.8% and 98.0%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended June 30, 2023 and March 31, 2023 and the nine months ended June 30, 2023 and June 30, 2022:

	Three months ended		Nine months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Weighted average rate of new investment fundings	12.0%	11.8%	11.5%	6.8%
Weighted average spread over the applicable base rate of new floating rate investment fundings	6.5%	7.1%	6.5%	5.7%
Weighted average fees of new investment fundings	1.6%	1.8%	1.8%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	10.0%	9.7%	9.2%	6.7%

As of June 30, 2023, 97.2% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loan. As of September 30, 2022, 97.9% and 98.0%, respectively, of our debt portfolio at amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.
As of June 30, 2023 and September 30, 2022, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $59.9 million and $54.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) investments on non-accrual status.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of June 30, 2023 and September 30, 2022:

	As of June 30, 2023		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$19,670	0.8%	$76,118	3.3%
4	2,283,976	90.1	2,153,284	92.9
3	229,736	9.1	82,973	3.6
2	51	0.0 *	3,728	0.2
1	—	—	—	—
Total	$2,533,433	100.0%	$2,316,103	100.0%
* Represents an amount less than 0.1%

The table below details the weighted average price of our debt investments by internal performance rating held as of June 30, 2023 and September 30, 2022.

	Weighted Average Price[1]
Category	As of September 30, 2022	As of June 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.3%	98.3%
Internal Performance Rating 3 (Performing Below Expectations)	92.5	92.9
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	65.3	—
Total	98.0%	97.8%

(1)Includes only debt investments held as of September 30, 2022 and June 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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
•As of June 30, 2023, GCOP LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $23.1 million. As of June 30, 2023, we have issued 1,543,367.762 shares of our common stock to GCOP LLC in exchange for aggregate capital contributions totaling $23.1 million. We have also issued 310,737.285 shares to GCOP LLC through the DRIP.
•As of June 30, 2023, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by GC Advisors, had an aggregate commitment to us of $27.5 million. As of June 30, 2023, we have issued 1,834,523.315 shares of our common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27.5 million.
GC Advisors also sponsors or manages, and expects in the future to sponsor or manage, other investment funds, accounts or investment vehicles (together referred to as “accounts”) that have investment mandates that are similar, in whole and in part, with ours. For example, GC Advisors presently serves as the investment adviser to Golub Capital BDC, Inc., or GBDC, a publicly-traded business development company (Nasdaq: GBDC), Golub Capital Direct Lending Corporation, or GDLC, Golub Capital BDC 4, Inc., or GBDC 4, Golub Capital Direct Lending Unlevered Corporation, or GDLCU, and Golub Capital Private Credit Fund, or GCRED, which are business development companies that primarily focus on investing in one stop and other senior secured loans. In addition, our officers and directors serve in similar capacities for GBDC, GDLC, GDLCU, GBDC 4 and GCRED. If GC Advisors and its affiliates determine that an investment is appropriate for us, GBDC, GDLC, GDLCU, GBDC 4, GCRED and other accounts, depending on the availability of such investment and other appropriate factors, and pursuant to GC Advisors’ allocation policy, GC Advisors or its affiliates could determine that we should invest side-by-side with one or more other accounts. We do not intend to make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with GC Advisors’ allocation procedures.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and nine months ended June 30, 2023 and 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both June 30, 2023 and September 30, 2022, were valued using Level 3 inputs. As of both June 30, 2023 and September 30, 2022, all money market funds included in cash, cash equivalents and restricted cash and restricted cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Non-accrual: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $6.2 million and $2.0 million as of June 30, 2023 and September 30, 2022, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2023, we did not incur any U.S. federal excise tax. For the nine months ended June 30, 2023, we recorded $630 for U.S. federal excise tax. For the three and nine months ended June 30, 2022, we did not incur any U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating LIBOR, SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating LIBOR, SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of June 30, 2023 and September 30, 2022, the weighted average floor on loans subject to floating interest rates was 0.78% and 0.80%, respectively. The DB Credit Facility has a floating interest rate provision equal to three-month term SOFR + 2.55%, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate, the Class A Senior Secured Notes issued in connection with the 2022 Debt Securitization have floating rate interest provisions based on three-month term SOFR and the Class A Notes and Class A Loans issued in connection with the 2022-2 Debt Securitization have floating rate provisions based on three-month term SOFR. The Class A, B, and C-1 2021 Notes issued in connection with the 2021 Debt Securitization have floating rate interest provisions based on three-month LIBOR. On June 30, 2023, we entered into a supplemental indenture to, among other things, amend the 2021 Debt Securitization to replace LIBOR as an interest rate benchmark for the 2021 Notes, with three-month term SOFR plus 0.26161%, effective as of the start of the first interest accrual period commencing after June 30, 2023. We expect that other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited Consolidated Statement of Financial Condition as of June 30, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(48,876)	$(24,181)	$(24,695)
Down 150 basis points	(36,658)	(18,135)	(18,523)
Down 100 basis points	(24,438)	(12,090)	(12,348)
Down 50 basis points	(12,220)	(6,045)	(6,175)
Up 50 basis points	12,220	6,045	6,175
Up 100 basis points	24,438	12,090	12,348
Up 150 basis points	36,658	18,135	18,523
Up 200 basis points	48,876	24,181	24,695

(1) Assumes applicable three-month base rate as of June 30, 2023, with the exception of SONIA and Prime that utilize the June 30, 2023 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of June 30, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the DB Credit Facility, the Adviser Revolver, the 2021 Debt Securitization, 2022 Debt Securitization, 2022-2 Debt Securitization or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

You should carefully consider the risk factors set forth below and those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2022, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, together with all of the other information included in this report. The risks set out below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us could also impair our operations and performance. If any of these events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you could lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks related to the transition away from LIBOR.

Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15,

2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by the Company.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	First Supplemental Indenture, dated as of June 30, 2023, by and between Golub Capital BDC 3 CLO 1 LLC, Deutsche Bank Trust Company Americas, as Trustee, and GC Advisors LLC, as Collateral Manager. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on June 30, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: August 9, 2023	By:	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)