Form 10-K/A
period 2022-09-30
Golub Capital BDC 3, Inc.
filed 2023-10-18
CIK 1715268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Golub Capital BDC 3, Inc. (“GBDC 3” or “the Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A for the purpose of correcting a typographical error in the Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm (“Auditor’s Report”).
The typographical error that was corrected concerns the date referenced as the year end of the Company’s results of operations, changes in net assets and cash flows under “Opinion on the Financial Statements.” The date was corrected from September 30, 2021 to September 30, 2022. The auditor’s opinion on the Company’s consolidated financial statements remained unchanged. The Auditor’s Report was included in our 2022 Annual Report on Form 10-K as originally filed with the Securities and Exchange Commission (the “SEC”) on December 2, 2022 (the “Original Filing”).
Except for the aforementioned correction to the Auditor’s Report, this Amendment does not amend, modify or update the Original Filing in any respect. Information included in this Amendment is stated as of September 30, 2022 and does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our Original Filing made with the SEC.
This Annual Report on Form 10-K/A consists of a cover page, this explanatory note, Item 8 (as amended) of the 2022 Annual Report on Form 10-K (including our consolidated financial statements and the corrected Auditor’s Report), Item 15 of the 2022 Annual Report on Form 10-K, the signature page and the required certifications of GBDC 3’s chief executive officer and the chief financial officer.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC 3, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital BDC 3, Inc. and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Consolidated Statements of Cash Flows- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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
Consolidated Schedule of Investments- (continued)
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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 4
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
4.2	Description of securities (Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form 10-K (File No. 814-01244) filed on December 2, 2022).
10.1	Investment Advisory Agreement, dated as of September 29, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.2	Waiver Agreement, dated as of September 29, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.3	Administration Agreement, dated as of September 29, 2017, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.4	Custody Agreement, dated as of September 29, 2017, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.5	Document Custody Agreement, dated as of September 29, 2017, by and between the Registrant, each wholly-owned subsidiary of the Registrant that has executed a Joinder and U.S. Bank National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.6	Trademark License Agreement, dated as of September 29, 2017, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.7	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.8	Revolving Loan Agreement, dated as of October 2, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-12G/A (File No. 000-55846), filed on November 28, 2017).
10.9	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.10	Form of Escrow Agreement (Incorporated by reference to Exhibit 10.11 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.11	Revolving and Security Agreement, dated February 4, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on February 8, 2019).
10.12	First Amendment to Revolving Credit and Security Agreement, dated as of April 8, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 814-01244), filed on April 9, 2019).

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Number	Description

10.13	Second Amendment to Revolving Credit and Security Agreement, dated as of May 31, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01244), filed on August 13, 2019).
10.14	First Amendment to Revolving Loan Agreement, dated as of June 28, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on July 3, 2019).
10.15	Second Amendment to Revolving Loan Agreement, dated as of August 15, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on August 16, 2019).
10.16	Third Amendment to Revolving Loan Agreement, dated as of October 28, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on October 30, 2019).
10.17	Loan Financing and Servicing Agreement, dated as of September 10, 2019, by and among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as equityholder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on September 12, 2019).
10.18	Sale and Contribution Agreement, dated as of September 10, 2019, between Golub Capital BDC 3, Inc., as seller, and GBDC 3 Funding LLC, as purchaser (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on September 12, 2019).
10.19	Third Amendment to Revolving Credit and Security Agreement, dated as of February 7, 2020, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding LLC, as borrowers, and Signature Bank, as administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K (File No. 814-01244), filed on February 13, 2020).
10.20
Fourth Amendment to Revolving Loan Agreement, dated as of October 1, 2020, by and between Golub Capital BDC 3, Inc., as borrower, and GC Advisors LLC, as the lender.(Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on February 5, 2021).

10.21	Collateral Management Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3 , Inc. and Golub Capital BDC 3 CLO 1 LLC, as Issuer and GC Advisors LLC, as Collateral Manager (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.22	Master Loan Sale Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc., as Seller, GC Advisors LLC, as Closing Date Seller, Golub Capital BDC 3 CLO 1 LLC, as Buyer and GBDC 3 Funding LLC, as Warehouse Buyer (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.23	Master Loan Sale Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc., as Seller, Golub Capital BDC 3 CLO 1 Depositor LLC, as Intermediate Seller, and Golub Capital BDC 3 CLO 1 LLC, as Buyer (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.24	Fourth Amendment, dated as of February 4, 2021, to Revolving Credit and Security Agreement, entered into by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC, as borrowers, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on February 5, 2021).

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Number	Description

10.25	Note Purchase Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc. and Golub Capital BDC 3 CLO 1 LLC, as borrowers, and Deutsche Bank Securities, Inc., as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.26	Indenture, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3, Inc. and Golub Capital BDC 3 CLO 1 LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.27	Collateral Management Agreement, dated as of March 11, 2021, entered into by and among Golub Capital BDC 3 , Inc. and Golub Capital BDC 3 CLO 1 LLC, as Issuer and GC Advisors LLC, as Collateral Manager (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on March 17, 2021).
10.28	Letter Re: Reduction of Commitment from Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC to Signature Bank, dated as of November 19, 2021. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244). filed on November 29, 2021).
10.29	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of October 29, 2021, among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as servicer, and Deutsche Bank AG, New York Branch, as facility agent, as agent and as a committed lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244). filed on November 3, 2021).
10.30	Sixth Amendment to Revolving Credit and Security Agreement, dated as of March 3, 2022, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC, as borrowers, and Signature Bank, as administrative agent and a lender.*
10.31	Fifth Amendment to Revolving Credit and Security Agreement, dated as of February 4, 2022, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC, as borrowers, and Signature Bank, as administrative agent and a lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on February 10, 2022).
10.32	Note Purchase Agreement, dated as of January 25, 2022, by and between Golub Capital BDC 3 ABS 2022-1 LLC and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.33	Indenture, dated as of January 25, 2022, by and between Golub Capital BDC 3 ABS 2022-1 LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.34	Collateral Management Agreement, dated as of January 25, 2022, by and between Golub Capital BDC 3 ABS 2022-1 LLC, as Issuer and GC Advisors LLC, as Collateral Manager (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.35	Master Loan Sale Agreement, dated as of January 25, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, GC Advisors LLC, as the Closing Date Seller, Golub Capital BDC 3 ABS 2022-1 LLC, as the Buyer, and Golub Capital 3 Holdings LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.36	Master Loan Sale Agreement, dated as of January 25, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, Golub Capital BDC 3 ABS 2022-1 Depositor LLC, as the Intermediate Seller, Golub Capital BDC 3 ABS 2022-1 LLC, as the Buyer, and GBDC 3 Funding LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).

10.37	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of June 24, 2022, among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as servicer, and Deutsche Bank AG, New York Branch, as facility agent, as agent and as a committed lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on June 27, 2022).

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Number	Description

10.38	Seventh Amendment to Revolving Credit and Security Agreement, dated as of July 6, 2022, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC, as borrowers, and Signature Bank, as administrative agent and a lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on July 6, 2022).
10.39	Letter Re: Reduction of Commitment from Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC to Signature Bank, dated as of September 6, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on September 6, 2022).
14.1	Joint Code of Ethics of Golub Capital BDC, Inc., the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Golub Capital BDC, Inc. (File No. 814-00794), filed on November 29, 2021).
14.2	Code of Ethics of GC Advisors LLC (Incorporated by reference to Exhibit 14.2 to the Annual Report on Form 10-K of Golub Capital BDC, Inc. (File No. 814-00794), filed on November 29, 2021).
21.1	List of subsidiaries. (Incorporated by reference to Exhibit 21.1 filed with the Registrant’s Form 10-K (File No. 814-01244) filed on December 2, 2022).
24.1	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Privacy Policy of the Registrant. (Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Form 10-K (File No. 814-01244) filed on December 2, 2022).
_________________
* Filed herewith

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC 3, Inc.
A Maryland Corporation

October 19, 2023	By:	/s/ David B. Golub
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

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Director	October 19, 2023
David B. Golub	(Principal Executive Officer)
/s/ Christopher C. Ericson	Chief Financial Officer	October 19, 2023
Christopher C. Ericson	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	October 19, 2023
Lawrence E. Golub
/s/ John T. Baily	Director	October 19, 2023
John T. Baily
/s/ Kenneth F. Bernstein	Director	October 19, 2023
Kenneth F. Bernstein
/s/ Lofton P. Holder	Director	October 19, 2023
Lofton P. Holder
/s/ Anita J. Rival	Director	October 19, 2023
Anita J. Rival
/s/ William M. Webster IV	Director	October 19, 2023
William M. Webster IV