Form 10-K
period 2023-09-30
Golub Capital BDC 3, Inc.
filed 2023-11-30
CIK 1715268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________________________________________________
Form 10-K
_____________________________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
Yes ☒ No ☐

Auditor Firm ID:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Chicago

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒
As of March 31, 2023 and September 30, 2023, there was no established public market for the Registrant's common stock.
The number of shares of the Registrant's common stock, $0.001 par value, outstanding as of November 30, 2023 is 95,199,594.728.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2023.

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
•“GBDC 3 Funding” refers to GBDC 3 Funding LLC, a Delaware LLC, our direct subsidiary;
•“GBDC 3 Funding II” refers to GBDC 3 Funding II LLC, a Delaware LLC, our direct subsidiary;
•“2021 CLO Depositor” refers to Golub Capital BDC 3 CLO 1 Depositor LLC, a Delaware LLC, our direct subsidiary;
•“2021 Issuer” refers to Golub Capital BDC 3 CLO 1 LLC, a Delaware LLC, our indirect subsidiary;
•“2022 ABS 2022-1 Depositor” refers to Golub Capital BDC 3 ABS 2022-1 Depositor LLC, a Delaware LLC, our direct subsidiary;
•“2022 Issuer” refers to Golub Capital BDC 3 ABS 2022-1 LLC, a Delaware LLC, our indirect subsidiary;
•“2022 CLO 2 Depositor” refers to Golub Capital BDC 3 CLO 2 Depositor LLC, a Delaware LLC, our direct subsidiary;
•“2022-2 Issuer” refers to Golub Capital BDC 3 CLO 2 LLC, a Delaware LLC, our indirect subsidiary;
•“GC Advisors” refers to GC Advisors LLC, a Delaware LLC, our investment adviser;
•“Administrator” refers to Golub Capital LLC, a Delaware LLC, an affiliate of GC Advisors and our administrator;
•“Adviser Revolver” refers to the line of credit, as amended, with GC Advisors, which as of September 30, 2023 allowed for borrowing up to $100.0 million;
•“DB Credit Facility” refers to the senior secured revolving credit facility that GBDC 3 Funding entered into on September 10, 2019, with GBDC 3, as equity holder and as servicer, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian, that as of September 30, 2023, allowed for borrowing up to $625.0 million and that bears interest at a rate of the applicable base rate plus 2.55% per annum through the reinvestment period, which continues through March 10, 2024 and the applicable base rate plus 3.05% per annum after the reinvestment period and is scheduled to mature on the earliest of (i) three years from the last day of the drawdown period, (ii) the date on which we cease to exist or (iii) the occurrence of an event of default. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month Euro Interbank Offered Rate or “EURIBOR,” with respect to any advances denominated in Euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling and (v) the three-month Secured Overnight Financing Rate or “SOFR”, with respect to any other advances;
•“SB Revolver” refers to the revolving credit facility, as amended, that we originally entered into on February 4, 2019, with Signature Bank, as administrative agent and a lender, which as of the date of its maturity, allowed for borrowing up to $100.0 million and bore interest at a rate of one-month SOFR for the applicable base rate plus 1.70% per annum and a spread adjustment of 0.10% or the prime rate minus 1.20% with and matured on February 4, 2023;
•“2022 Debt Securitization” refers to the $401.8 million term asset backed securitization that we completed on January 25, 2022, in which the 2022 Issuer issued an aggregate of $401.8 million of notes, or the “2022 Notes,” including $252.0 million of Class A Senior Secured Floating Rate Notes or the “Secured 2022 Notes”, which bear interest at the three-month SOFR plus 2.00%, and approximately $149.8 million of Subordinated 2022 Notes, or the “Subordinated 2022 Notes,” which do not bear interest;
•“2022-2 Debt Securitization” refers to the $386.6 million term debt securitization that we completed on December 14, 2022, in which the 2022-2 Issuer issued an aggregate of $386.6 million of debt, or the “2022-2 Notes,” including $85.0 million of Class A Senior Secured Floating Rate Loans, which bear interest at the three-month SOFR plus 2.60%, $140.0 million of Class A Senior Secured Floating Rate Notes which bear interest at the three-month SOFR plus 2.60%, $38.8 million of Class B Senior Secured Floating Rate Notes, which bear interest at the three-month SOFR plus 3.09%, and approximately $122.8 million of Subordinated 2022-2 Notes, which do not bear interest;
•“2021 Debt Securitization” refers to the $398.9 million term debt securitization that we completed on March 11, 2021, in which the 2021 Issuer issued an aggregate of $398.9 million of notes, or the“2021 Notes,” including $224.0 million of AAA Class A 2021 Notes, which bear interest at the three-month term SOFR plus 1.60%, $28.0 million of AA Class B 2021 Notes, which bear interest at the three-month term SOFR plus 1.85%, $36.0 million of A Class C-1 2021 Notes, which bear interest at the three-month term SOFR plus 2.80%, $10.0 million A Class C-2 2021 Notes, which bear interest at 3.91%, up to $28.0 million of BBB- Class D 2021 Notes, which were unfunded on the closing date of the 2021 Debt Securitization and which, if funded, will bear interest at the three-month term SOFR plus a spread set in connection with the funding date but which in no event will be greater than 5.00%, and approximately $100.9 million of Subordinated 2021 Notes, which do not bear interest. SOFR borrowings are subject to an additional spread adjustment of 0.26161%;
•“Debt Securitizations” refers collectively to the 2021 Debt Securitization, the 2022 Debt Securitization and the 2022-2 Debt Securitization and each, a “Debt Securitization;”
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

We were formed in August 2017 to make investments and generate current income and capital appreciation by investing primarily in one stop loans (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans that are often referred to by other middle market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. GC Advisors structures these one stop loans as senior secured loans, and we obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral often takes the form of first-priority liens on the assets of the portfolio company. In many cases, we are the sole lender, or we, together with our affiliates, are the sole lenders of one stop loans, which can afford us additional influence over the borrower in terms of monitoring and, if necessary, remediating any underperformance.

In this Annual Report on Form 10-K, the term “middle-market” generally refers to companies having earnings before interest, taxes, depreciation and amortization, or EBITDA, of less than $100.0 million annually.

Our investment objective is to generate current income and capital appreciation by investing primarily in senior secured and one stop loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated (a loan that ranks senior only to a borrower's equity securities and ranks junior to all of such borrower's other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to middle-market companies that had over $60.0 billion of capital under management as of July 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

We commenced operations on October 2, 2017. We have sold and continue to offer and sell shares of our common stock in private placement transactions pursuant to certain exemptions of Securities Act of 1933, as amended, or the Securities Act and the laws of the states and jurisdictions where any offering is made.

We seek to create a portfolio that includes primarily senior secured and one stop loans by primarily investing approximately $5.0 million to $45.0 million of capital, on average, in the securities of U.S. middle-market companies. We expect to selectively invest more than $45.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base.

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

About Golub Capital

Golub Capital, founded in 1994, is a leading lender to middle-market companies, with a long track record of investing in senior secured, one stop, second lien and subordinated loans. As of July 1, 2023, Golub Capital had over $60.0 billion of capital under management. Since its inception, Golub Capital has closed deals with over
370 middle-market sponsors and repeat transactions with over 260 sponsors.

Golub Capital’s middle-market lending group is managed by an eight-member senior management team consisting of Lawrence E. Golub, David B. Golub, Andrew H. Steuerman, Gregory W. Cashman, Spyro G. Alexopoulos, Marc C. Robinson, Robert G. Tuchscherer and Jason J. Van Dussen. As of September 30, 2023, Golub Capital had more than 170 investment professionals supported by more than 650 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management.

Market Trends

We have identified the following trends that may affect our business:

Target Market.  We believe that small and middle market companies in the United States with annual revenues between $10 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle market companies have generated a significant number of investment opportunities for investment funds managed or advised by Golub Capital, and we believe that this market segment will continue to produce significant investment opportunities for us. We continue to focus our portfolio on borrowers in what we believe are recession resistant industries that are insulated from the effects of economic disruptions, such as the COVID-19 pandemic.

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

Market Environment:  We believe middle market investments are likely to excel in uncertain market environments and that these investments have historically generated premium yields with more desirable structures for lenders as compared to large corporate loans.(1) In addition, we believe the recent credit market dislocation will accelerate the market share shift toward well-positioned larger platforms. On the other hand, we believe that there has been increased competition for direct lending to middle market businesses, which would be expected to result in less favorable pricing terms for our potential investments. If we match our competitors’ pricing, terms and structure, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that Golub Capital’s scale, product suite, entrenched relationships and strong market position will continue to allow us to find investment opportunities with attractive risk-adjusted returns.

(1) Standard & Poor’s “High-End Middle-Market Lending Review Q4 2021” – New-issue first-lien yield-to-maturity. Middle-Market loans have, on average, generated higher yields in comparison to large corporate loans based on data starting in June 2005.

Competitive Strengths

Deep, Experienced Management Team. We are managed by GC Advisors, which has access through the Staffing Agreement to the resources and expertise of Golub Capital’s more than 850 employees, led by our chairman, Lawrence E. Golub, and our chief executive officer, David B. Golub. As of September 30, 2023, Golub Capital’s more than 170 investment professionals had an average of approximately 13 years of investment experience and were supported by more than 650 administrative and back office personnel that focus on operations, finance, legal and compliance, accounting and reporting, marketing, information technology and office management. GC Advisors also manages (i) Golub Capital BDC Inc., a Delaware corporation, or GBDC; (ii) Golub Capital Direct Lending Corporation, a Maryland corporation, or GDLC; (iii) Golub Capital BDC 4, Inc., a Maryland corporation, or GBDC 4; (iv) Golub Capital Direct Lending Unlevered Corporation, a Maryland corporation, or GDLCU; and (v) Golub Capital Private Credit Fund, a Delaware statutory trust, or GCRED, each of which has elected to be regulated as a business development company, have investment mandates similar to ours, and primarily focus on investing in one stop and other senior secured loans and, in the case of GBDC, whose shares of common stock are publicly traded on the Nasdaq Global Select Market. Golub Capital seeks to hire and retain high-quality investment professionals and reward those personnel based on investor returns.

Leading U.S. Debt Platform Provides Access to Proprietary Relationship-Based Deal Flow. GC Advisors gives us access to the deal flow of Golub Capital, one of the leading middle-market lenders in the United States. Golub Capital has been a top 3 Traditional Middle Market Bookrunner each year from 2008 through Q1 2023 for senior secured loans of up to $500.0 million for leveraged buyouts based on number of deals completed according to Thomson Reuters LPC and internal data. We believe this market position makes Golub Capital the first choice lender to many sponsors. Since its inception, Golub Capital has closed deals with over 370 middle-market sponsors and repeat transactions with over 260 sponsors. We believe that Golub Capital receives relationship-based “early looks” and “last looks” at many investment opportunities in the U.S. middle-market market, allowing it to be highly selective in the transactions it pursues.

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

We primarily target U.S. middle-market companies controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We seek to have a portfolio of first-lien, senior secured loans to borrowers focused on a number of sectors and industries that we believe have shown resilience during economic disruptions and are likely to show resilience in future recessionary periods, including, for example, software and technology companies as well as business, financial and healthcare services among others. We also make opportunistic loans to independently owned and publicly held middle market companies. We seek to partner with strong management teams executing long-term growth strategies. Target businesses will typically exhibit some or all of the following characteristics:

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

Investment Process Overview

We view our investment process as consisting of four distinct phases described below:

Origination.  GC Advisors sources investment opportunities through access to a network of over 10,000 individual contacts developed in the financial services and related industries by Golub Capital and managed through a proprietary customer relationship database. Among these contacts is an extensive network of private equity firms and relationships with leading middle-market senior lenders. The senior deal professionals of Golub Capital supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible thinking to solve clients’ financing needs. The investment professionals of Golub Capital have a long and successful track record investing in companies across many industry sectors. Collectively, these investment professionals have closed investments in over 2,300 loans at Golub Capital. Golub Capital’s investments have been made in the following industries, among others: healthcare, restaurant and retail, software, digital and technology services, specialty manufacturing, business services, consumer products and services, food and beverages, aerospace and defense and value-added distribution.

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

Underwriting.  We utilize the systematic, consistent approach to underwriting developed by Golub Capital, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include (1) strong and resilient underlying business fundamentals, (2) a substantial equity cushion in the form of capital ranking junior in right of payment to our investment and (3) a conclusion that overall “downside” risk is manageable. While the size of this equity cushion will vary over time and across industries, the equity cushion generally sought by GC Advisors today is between 35% and 45% of total portfolio capitalization. We generally focus on the criteria developed by Golub Capital for evaluating prospective portfolio companies, which uses a combination of analyses, including (1) fundamental analysis of a business’s financial statements, health, management, competitive advantages, competitors and markets; (2) analysis of opportunities in a given market based upon fluctuations due to seasonal, financial and economic factors; (3) quantitative analysis of the relative risk-return characteristics of investments and a comparison of yields between asset classes and other indicators; and (4) analysis of proprietary and secondary models. In evaluating a particular company, we put more emphasis on credit considerations (such as (1) loan-to-value ratio (which is the amount of our loan divided by the enterprise value of the company in which we are investing), (2) the ability of the company to maintain a liquidity cushion through economic cycles and in downside scenarios, (3) the ability of the company to service its fixed charge obligations under a variety of scenarios and (4) its anticipated strategic value in a downturn) than on profit potential and loan pricing. Based upon a combination of bottom-up analysis of the individual investment and GC Advisors’ expectations of future market conditions, GC Advisors seeks to assess the relative risk and reward for each investment. GC Advisors seeks to mitigate the risks of a single company or single industry through portfolio diversification. GC Advisors also considers environmental, social and governance (ESG) considerations in the investment decision-making process, in accordance with its ESG policy, including analysis of the likelihood of material ESG-related risk based on the industry and industry subsector of the potential portfolio company, with further diligence and analysis based on this categorization as well as other factors identified during diligence. ESG related risks can include, among others, issues related to environmental impact and climate change, anti-discrimination and anti-harassment, data privacy and security, social and labor conditions and ethics and compliance. Although GC Advisors typically avoids investing in portfolio companies in industries that tend to raise ESG related risks, GC Advisors would not necessarily pass on such investment opportunities solely for ESG reasons. Golub Capital’s due diligence process for middle market credits will typically entail:

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2023 and 2022:

	September 30, 2023		September 30, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$16,485	0.6%	$76,118	3.3%
4	2,335,700	89.3	2,153,284	92.9
3	264,699	10.1	82,973	3.6
2	132	0.0 *	3,728	0.2
1	—	—	—	—
Total	$2,617,016	100.0%	$2,316,103	100.0%

*	Represents an amount less than 0.1%.

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

Investments

We seek to create a portfolio that includes primarily one stop and other senior secured loans by investing approximately $5.0 million to $45.0 million of capital, on average, in the securities of middle-market companies. We also selectively invest more than $45.0 million in some of our portfolio companies and generally expect that the size of our individual investments will vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of September 30, 2023, as well as the top ten industries in which we were invested as of September 30, 2023, calculated as a percentage of our total investments at fair value as of such date.

Portfolio Company	Fair Value of Investments (In Thousands)	Percentage of Total Investments
GS Acquisitionco, Inc.	$52,959	2.0%
BECO Holding Company, Inc.	46,849	1.8
Riskonnect Parent, LLC	44,844	1.7
Hyland Software, Inc.	42,009	1.6
PT Intermediate Holdings III, LLC	41,894	1.6
Consilio Midco Limited	40,188	1.5
Diligent Corporation	38,250	1.5
Chase Intermediate	37,791	1.4
Imperial Optical Midco Inc.	36,554	1.4
Datix Bidco Limited	35,391	1.4
	$416,729	15.9%

Industry	Fair Value of Investments (In Thousands)	Percentage of Total Investments
Software	$731,779	28.0%
Healthcare Providers and Services	166,553	6.4
Insurance	147,930	5.7
IT Services	143,158	5.4
Automobiles	139,875	5.3
Specialty Retail	129,582	5.0
Diversified Consumer Services	110,712	4.2
Commercial Services and Supplies	85,732	3.3
Healthcare Equipment and Supplies	83,650	3.2
Pharmaceuticals	79,284	3.0
	$1,818,255	69.5%

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
•We are subject to risks associated with the transition away from LIBOR, which will affect our cost of capital and net investment income.
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
•We are subject to risks associated with the Debt Securitizations and any Credit Facility.
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

Realized capital gains and losses include gains and losses on investments, foreign currencies, including gains and losses on derivative contracts and any income tax related to cumulative aggregate realized gains and losses. There was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement (as described above) for the years ended September 30, 2023 and 2022. However, in accordance with U.S. generally accepted accounting principles, or GAAP, we are required to accrue for a capital gain incentive fee on a quarterly basis and are further required to include the aggregate unrealized capital appreciation on investments when calculating the capital gain incentive fee accrual, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized appreciation, is positive at the end of a period, then GAAP requires us to accrue a capital gain incentive fee equal to 15.0% of such amount prior to the closing of a Liquidity Event (20.0% following the closing of a Liquidity Event), less the aggregate amount of the actual Capital Gain Incentive Fees paid or capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP for any capital gain incentive fee payable in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. From inception through September 30, 2023, we have not made any Capital Gain Incentive Fee payments. For the year ended September 30, 2023, we did not accrue a capital gain incentive fee under GAAP. For the years ended September 30, 2022 and 2021, we accrued (reversed) a capital gain incentive fee, net of waiver, under GAAP of $(2.1) million and $2.1 million, respectively. There was no cumulative accrual for capital gain incentive fee, net of waiver under GAAP as of both September 30, 2023 and September 30, 2022.

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

Approval of the Investment Advisory Agreement

At a meeting of our board of directors held in May 2023, our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•the nature, extent and quality of services provided to us by GC Advisors;
•the relative investment performance of us since inception;
•the relative investment performance of GBDC, GDLC, GBDC 4, and GDLCU;
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

Administration Agreement

Pursuant to the Administration Agreement, the Administrator furnishes us with office facilities and equipment and provides clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under the Administration Agreement, the Administrator performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator can retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator. We reimburse the Administrator for the allocable portion (subject to review and approval of our board of directors) of the Administrator’s overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. Our board of directors reviews the expenses reimbursed to the Administrator, including any allocation of expenses among us and other entities for which the Administrator provides similar services, to determine that these expenses are reasonable and comparable to administrative services charged by unaffiliated third-party asset managers. In addition, if requested to provide managerial assistance to our portfolio companies, the Administrator is paid an additional amount based on the cost of the services provided, which shall not exceed the amount we receive from such portfolio companies for providing this assistance. In May 2023, the Administration Agreement was renewed for a one-year term with the unanimous approval of our board of directors. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as that term is defined in the 1940 Act, is at least equal to 200% (or 150% upon receipt of certain approvals and subject to the requirement that we make an offer to repurchase the shares of our stockholders) immediately after each such issuance (or such other percentage as could be prescribed by law from time to time). As of September 30, 2023, our asset coverage for borrowed amounts was 212.55%.

In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We can also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes. We consolidate our financial results with all of our wholly-owned subsidiaries, including GBDC 3 Funding, GBDC 3 Holdings, the 2022-2 Issuer, the 2022 CLO 2 Depositor, the 2022 Issuer, the 2022 ABS 2022-1 Depositor, the 2021 Issuer, 2021 CLO Depositor, GBDC 3 Holdings Coinvest, Inc., GBDC 3 Holdings ED Coinvest, Inc., GCBH 3 North Haven Stack Buyer Coinvest Inc. and GBDC 3 Quick Quack Coinvest LLC for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors - Risks Relating to our Business and Structure - Regulations governing our operation as a business development company affect our ability to, and the way in which we, raise additional capital. As a business development company, the necessity of raising additional capital exposes us to risks, including the typical risks associated with leverage.”

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

Proxy Policies

GC Advisors votes proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. GC Advisors reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities we hold. In most cases, GC Advisors will vote in favor of proposals that GC Advisors believes are likely to increase the value of the portfolio securities we hold. Although GC Advisors will generally vote against proposals that could have a negative effect on our portfolio securities, GC Advisors could vote for such a proposal if there exist compelling long-term reasons to do so.

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

Proxy Voting Records

You can obtain information without charge about how GC Advisors voted proxies during the most recent 12-month period ended September 30, 2023 by making a written request for proxy voting information to: Golub Capital BDC 3, Inc., Attention: Investor Relations, 200 Park Avenue, 25th Floor, New York, NY 10166, or by calling Golub Capital BDC 3, Inc. collect at (212) 750-6060.

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

On February 27, 2017, GC Advisors and certain other funds and accounts sponsored or managed by GC Advisors and its affiliates, received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by GC Advisors or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by GC Advisors and its affiliates could afford us additional investment opportunities and the ability to achieve greater diversification. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. On January 13, 2023, the SEC issued an order amending the existing co-investment exemptive relief order to incorporate the terms of the temporary, conditional exemptive relief announced by the SEC on April 8, 2020 in order to permit those entities permitted to rely on the order to participate in certain follow-on co-investment transactions.

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
Until and unless we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (i) shares of our common stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year or (ii) shares of our common stock being treated as regularly traded on an established securities market for any taxable year, for purposes of computing the taxable income of U.S. stockholders that are individuals, trusts or estates, (i) our earnings will be computed without taking into account such U.S. stockholders’ allocable shares of the management and incentive fees paid to our investment adviser and certain of our other expenses, (ii) each such U.S. stockholder will be treated as having received or accrued a dividend from us in the amount of such U.S. stockholder’s allocable share of these fees and expenses for such taxable year, (iii) each such U.S. stockholder will be treated as having paid or incurred such U.S. stockholder’s allocable share of these fees and expenses for the calendar year and (iv) each such U.S. stockholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. stockholder. We expect to be treated as a “publicly offered regulated company” (within the meaning of Section 67 of the Code). For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions are deductible only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of determining a U.S. stockholder’s liability for the U.S. federal alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.
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
We are subject to risks associated with the transition away from LIBOR.
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
Our ability to achieve our investment objective depends on our ability to manage our business and to grow. This depends, in turn, on GC Advisors’ ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon GC Advisors’ execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. GC Advisors has substantial responsibilities under the Investment Advisory Agreement, as well as responsibilities in connection with the management of other accounts sponsored or managed by GC Advisors, members of GC Advisors’ investment committee or the Administrator. The personnel of the Administrator and its affiliates could be called upon to provide managerial assistance to our portfolio companies. These activities could distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The members of GC Advisors’ investment committee serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of accounts sponsored or managed by GC Advisors or its affiliates. Currently, certain of our directors and certain of our officers also serve as directors and officers of GBDC, GDLC, GBDC 4, GDLCU and GCRED each a closed-end, non-diversified management investment company that has also elected to be regulated as a business development company under the 1940 Act. Similarly, GC Advisors and its affiliates manage other clients with similar or competing investment objectives.
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

In serving in these multiple capacities, GC Advisors and its personnel have obligations to other clients or investors in those entities, the fulfillment of which could conflict with the best interests of us or our stockholders. Economic disruption and uncertainty precipitated by certain events, including for example public health crises such as the COVID-19 pandemic, could require GC Advisors and its affiliates to devote additional time and focus to existing portfolio companies in which other funds and accounts managed by GC Advisors and its affiliates hold investments. The allocation of time and focus by personnel of GC Advisors and its affiliates to existing portfolio company investments held by other funds and accounts could reduce the time that such individuals have to spend on our investing activities.
Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, GC Advisors and its affiliates currently manage GBDC, GDLC, GDLCU, GBDC 4, GCRED and multiple private funds and separate accounts that pursue an investment strategy similar to ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by GC Advisors and its affiliates for capital and investment opportunities. As a result, GC Advisors and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with GC Advisors and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow GC Advisors to recover greater expense reimbursements or overhead allocations, and/or permit GC Advisors and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for GC Advisors to favor such other accounts. For example, the 1940 Act restricts GC Advisors from receiving more than a 1% fee in connection with loans that we acquire, or originate, a limitation that does not exist for certain other accounts. GC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, because allocations under GC Advisors’ allocation policy are based on total capital of the relevant investing funds, including us, we expect to receive smaller allocations relative to larger accounts, which could have a material adverse effect on our business, financial condition, results of operations and cash flows during such ramp-up period. With respect to the sale of investments, the sale of an investment by one account advised by GC Advisors or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.
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
Golub Capital could engage in any number of strategic transactions, including acquisitions, divestitures, joint ventures, new business formations, restructurings, launches of new investment fund strategies and structures or even a fund that pursues a strategy that is different than what Golub Capital has historically focused on, such as a private equity fund of funds. Additionally, Golub Capital could sell stakes in itself or in its affiliates or acquire stakes in other asset managers, service providers or investment vehicles, including to or from investors in GBDC 3. In August 2018, Golub Capital sold a passive, non-voting minority stake in its management companies and could engage in strategic transactions in the future.
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
We, as well as GC Advisors and its affiliates, participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that we and GC Advisors and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom.
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
There is also a material risk that applicable governmental authorities and regulators in the United States and other jurisdictions will continue to adopt new laws or regulations (such as tax, privacy and anti-money laundering laws or regulations), or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations, in each case in a manner that is burdensome for GC Advisors and for us. Any such events or changes could occur during the term of GBDC 3 and could adversely affect us or GC Advisors and GC Advisors’ ability to operate and/or pursue its management strategies on behalf of us. Further, any such events or changes could adversely affect obligors’ ability to make payments on loans to which we are directly or indirectly exposed or otherwise adversely affect the value of such investments. Such risks are often difficult or impossible to predict, avoid or mitigate in advance. As a result, there can be no assurance that any of the foregoing will not have an adverse impact on the business of GC Advisors and/or any of its affiliates or our performance. From time to time, GC Advisors and its affiliates could take certain actions that they determine are necessary, appropriate or in the best interests of us and our stockholders, taken as a whole, to mitigate the application or impact of certain laws or regulations.
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
Depending on (1) the laws of such non-U.S. stockholder’s jurisdiction of tax residence, (2) how we are treated in such jurisdiction, and (3) our activities, an investment in us could result in such non-U.S. stockholder recognizing adverse tax consequences in its jurisdiction of tax residence, including with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us and/or of distributions from us and any uncertainties arising in that respect (GBDC 3 not being established under the laws of the relevant jurisdiction), the possibility of taxable income significantly in excess of cash distributed to a non-U.S. stockholder, and possibly in excess of our actual economic income, the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains, and the possibility of being subject to tax at unfavorable tax rates. A non-U.S. stockholder could also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each stockholder is urged to consult its own tax advisers with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.
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
We could issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals the percentage of gross assets less all liabilities and indebtedness not represented by senior securities after each issuance of senior securities that is applicable to us under Section 61 of the 1940 Act. If the value of our assets declines, we could be unable to satisfy this ratio. If that happens, we could be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such activities could be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to be subject to tax as a RIC, or at all. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2023, we had $1,240.9 million in outstanding borrowings, including $775 million outstanding under the Debt Securitizations.

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

In addition, there is no assurance that all investors will satisfy their respective capital commitments. To the extent that one or more investors does not satisfy its or their capital commitments when due or at all, there could be a material adverse effect on our business, financial condition and results of operations, including an inability to fund our investment obligations, make appropriate distributions to our stockholders or to continue to satisfy applicable regulatory requirements under the 1940 Act. If an investor fails to satisfy any part of its capital commitment when due, other stockholders who have outstanding capital commitments could be required to fund such capital commitment sooner than they otherwise would have absent such default. We cannot assure you that we will recover the full amount of the capital commitment of any defaulting investor.

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

Although GC Advisors will attempt to manage our cash balances so that they are not significantly larger than needed for our investments and other obligations, GC Advisors’ ability to manage cash balances could be affected by changes in the timing of investment closings, access to leverage for our short-term borrowing purposes. Investor defaults or late payments of drawdown purchases and other factors. GC Advisors’ management of cash balances could have a material effect on our performance.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2023, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns could be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(25.62)%	(16.02)%	(6.43)%	3.16%	12.76%

(1)Assumes $2,723.5 million in total assets, $1,240.9 million in debt outstanding and $1,419.5 million in net assets as of September 30, 2023 and an effective interest rate for the year ended September 30, 2023 of 7.36%.
Based on our outstanding indebtedness of $1,240.9 million as of September 30, 2023 and the effective annual interest rate of 7.36% as of that date, our investment portfolio would have been required to experience an annual return of at least 7.19% to cover annual interest payments on the outstanding debt.
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
As a result of the Debt Securitizations, we are subject to a variety of risks, including those set forth below. We use the term “debt securitization” in this Annual Report on Form 10-K to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical debt securitization, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity could issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. The special purpose entities that issued the notes in the 2021 Debt Securitization, 2022 Debt Securitization and 2022-2 Debt Securitization were the 2021 Issuer, 2022 Issuer and 2022-2 Issuer, respectively (each such special purpose entity, a “Securitization Issuer”). The 2021 Issuer, 2022 Issuer and 2022-2 Issuer are wholly-owned subsidiaries of the 2021 CLO Depositor, the 2022 ABS 2022-1 Depositor and the 2022 CLO 2 Depositor, respectively, each a wholly-owned subsidiary of GBDC 3 (each such special purposes entity, a “CLO Depositor”). In each of the Debt Securitizations, institutional investors purchased certain notes issued by the applicable Securitization Issuer in a private placement.
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
Under the terms of the respective loan sale agreements entered into upon closing of each of the Debt Securitizations (the “Closing Date Loan Sale Agreement”), which provided for the sale of assets on the applicable closing date to satisfy risk retention requirements, (1) we transferred to GC Advisors a portion of our ownership interest in the portfolio company investments securing such Debt Securitization for the purchase price and other consideration set forth in the applicable Closing Date Loan Sale Agreement and (2) immediately thereafter, GC Advisors sold to the respective Securitization Issuer all of its ownership interest in such portfolio loans for the purchase price and other consideration set forth in the applicable Closing Date Loan Sale Agreement. Under the terms of the other loan sale agreement governing each such Debt Securitization (each, a “Depositor Loan Sale Agreement”), which provides for the sale of assets on the applicable closing date as well as future sales from us to the applicable CLO Depositor, (1) we sold and/or contributed to the applicable CLO Depositor the remainder of our ownership interest in the portfolio company investments securing the applicable Debt Securitization and participations for the purchase price and other consideration set forth in the Depositor Loan Sale Agreement and (2) the applicable CLO Depositor, in turn, sold to the applicable Securitization Issuer all of its ownership interest in such portfolio loans and participations for the purchase price and other consideration set forth in one of the loan sale agreements. Following these transfers, the applicable Securitization Issuer, and not GC Advisors, the applicable CLO Depositor or us, held all of the ownership interest in such portfolio company investments and participations.
As of September 30, 2023, we held indirectly through the applicable CLO Depositor, the Class D 2021 Notes, which were unfunded as of the closing date, the Subordinated 2021 Notes, the Subordinated 2022 Notes, the Class B 2022-2 Notes , the Subordinated 2022-2 Notes and 100% of the membership interests in the 2021, 2022 and 2022-2 Issuer. As a result, we consolidate the financial statements of the 2021 Issuer, 2022 Issuer and 2022-2 Issuer, as well as our other subsidiaries, in our consolidated financial statements.

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
Under the documents governing each of the Debt Securitizations, there are two asset coverage tests applicable to the Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes, the Class C-2 2021 Notes and the Class D 2021 Notes, with respect to the 2021 Issuer and the Class A 2022-2 Notes, the Class A 2022-Loans and the Class B 2022-2 Notes, with respect to the 2022-2 Issuer.
The first such test compares the amount of interest received on the portfolio loans held by the applicable Securitization Issuer to the amount of interest payable in respect of the applicable class of notes. To meet this first test, in the case of the 2021 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A 2021 Notes and Class B 2021 Notes, taken together, at least 110% of the interest payable in respect of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and the Class C-2 2021 Notes, taken together; and, in the case of the 2022-2 Debt Securitization, interest received on the portfolio loans must equal at least 120% of the interest payable in respect of the Class A 2022-2 Notes, the Class A 2022-Loans and the Class B 2022-2 Notes, taken together.
The second such test compares the principal amount of the portfolio loans of the applicable Securitization Issuer to the aggregate outstanding principal amount of the applicable class of notes. To meet this second test at any time in the case of the 2021 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 148.7% of the Class A 2021 Notes and Class B 2021 Notes, taken together, at least 126.2% of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and Class C-2 2021 Notes, taken together, and in the event that the Class D 2021 Notes are funded, at least 116.7% of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and Class C-2 2021 Notes and Class D 2021 Notes, taken together; in the case of the 2022-2 Debt Securitization, the aggregate principal amount of the portfolio loans must equal at least 137.1% of the Class A 2022-2 Notes, the Class A 2022-Loans and the Class B 2022-2 Notes, taken together.
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
The value of the Class D 2021 Notes, the Subordinated 2021 Notes, the Subordinated 2022 Notes, Class B 2022-2 Notes and Subordinated 2022-2 Notes could be adversely affected by a mandatory redemption because such redemption could result in the applicable notes being redeemed at par at a time when they are trading in the secondary market at a premium to their stated principal amount and when other investments bearing the same rate of interest could be difficult or expensive to acquire. A mandatory redemption could also result in a shorter investment duration than a holder of such notes could have wanted or anticipated, which could, in turn, result in such a holder incurring breakage costs on related hedging transactions. In addition, the reinvestment period under the 2021 Debt Securitization, 2022 Debt Securitization and 2022-2 Debt Securitization could extend through as late as April 15, 2025, January 25, 2024 and January 18, 2026, respectively. During the respective reinvestment period, market conditions and restrictions on investment under the indentures governing the Debt Securitizations could result in periods of time in which the applicable Securitization Issuer is not able to fully invest its available collateral or during which collateral available is not of comparable quality or yield, which could affect the value of the collateral securing the notes issued by the applicable Securitization Issuer that we hold.
We could be required to assume liabilities of a Securitization Issuer and are indirectly liable for certain representations and warranties in connection with each Debt Securitization.
The structure of each Debt Securitization is intended to prevent, in the event of our bankruptcy or the bankruptcy of a CLO Depositor, if applicable, the consolidation of the applicable Securitization Issuer with our operations or with the applicable CLO Depositor. If the true sale of the assets in each Debt Securitization were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the applicable Securitization Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the Debt Securitization, which would equal the full amount of debt of the applicable Debt Securitization reflected on our consolidated balance sheet. In addition, we cannot assure you that the recovery in the event we were consolidated with a Securitization Issuer for purposes of any bankruptcy proceeding would exceed the amount to which we would otherwise be entitled as the holder of the notes issued by such Securitization Issuer and retained by us had we not been consolidated with the applicable Securitization Issuer.
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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties could have a material adverse effect on us, GC Advisors and our portfolio companies.
Cash not held in custody accounts and held by us, GC Advisors and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, GC Advisors, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, GC Advisors’ and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we and GC Advisors assess our and our portfolio companies’ banking and financing relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we, GC Advisors or our portfolio companies have arrangements directly or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, GC Advisors or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, GC Advisors, or our portfolio companies to acquire financing on acceptable terms or at all.

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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our board of directors. The majority of our portfolio investments take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded is often not readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurement, as amended, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our board of directors’ assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation, the level of which could increase or decrease during periods of volatility or uncertainty. See “—Risks Relating to Our Business and Structure – We are currently in a period of capital markets disruption and economic uncertainty.” Even if observable market data are available, such information could be the result of consensus pricing information or broker quotes, which could include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
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
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps in response to the financial crises of 2008-2009, the global COVID-19 pandemic and, more recently, inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, like those caused by a global health crisis, such as the COVID-19 pandemic, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
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
If the issuer of securities purchased by us does not perform to GC Advisors’ expectations, the value of its equity and debt securities would likely decline and the issuer could default on its obligations. Poor performance can be caused by a number of factors, including failures of management, competitive pressures, pressure by customers and suppliers, labor unrest, or force majeure events, such as the COVID-19 pandemic. While GC Advisors intends to invest in portfolio companies in industries that it believes are resistant to recessions, there can be no assurance that such portfolio companies will not be adversely affected by other market or economic conditions.
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
We, together with other funds managed by GC Advisors and its affiliates, would be expected to take over a portfolio company if the company defaults on its loans. Depending on factors including the health of the economy, the credit cycle, and the portfolio companies’ various industries, it is reasonable to assume that portfolio companies will default over time, and this risk is significantly increased in periods of market uncertainty, including as a result of global health crises, such as the COVID-19 pandemic, or periods of elevated inflation and rising interest rates. In such circumstances, we and the other funds would likely seek to enforce our rights under the applicable credit documentation and could opt to take over such portfolio companies. When a portfolio company is taken over, we and the other funds and their investors are subject to different risks than we are as holders of interests in loans to such portfolio company. Operating a portfolio company, even for a limited period of time pending the sale of collateral, can distract senior personnel of GC Advisors and its affiliates from their normal business. Additionally, defaulting portfolio companies often require additional capital to be effectively turned around. There is no guarantee that any defaulting portfolio company can be turned around or that our investments in such portfolio company will be successful. Finally, operating a portfolio company could subject us to potential liabilities, including management, employment, and/or environmental liabilities.
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
A significant downturn in the economy or a particular economic sector could have a significant impact on the business prospects of the portfolio companies to which we are exposed, whether directly or indirectly. Such developments could adversely affect the ability of such companies to comply with their loan repayment obligations. It is possible that the issuer of a note or other instrument in which we invest could default on its debts, in which case we could lose most or all of our investment in that instrument, subjecting us to significant loss. The risk and magnitude of losses associated with defaults could be increased where the instrument is leveraged.
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
It is possible that our portfolio could be concentrated in a limited number of portfolio companies and industries. As a result, our interests could be impaired by the concentration of our investments in any one obligor or obligors in a particular industry or geographic location in the event that such obligor, industry or geographic location were to experience adverse business conditions or other adverse events, including as a result of the effects of a global health pandemic such as the COVID-19 pandemic or during periods of elevated inflation and rising interest rates. In addition, defaults could be highly correlated with particular obligors, industries or geographic locations. If loans involving a particular obligor, industry or geographic location represent more than a small proportion of our portfolio, and that obligor, industry or geographic location were to experience difficulties that would affect payments on the loans, the overall timing and amount of collections on the loans held by us could differ from what was expected.

We could hold the debt securities of leveraged companies that could, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies could experience bankruptcy or similar financial distress, and the risk of these events would be expected to significantly increase upon the occurrence of adverse events, including for example, an inflationary economic environment or a global health crisis, such as the COVID-19 pandemic. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are products of contested matters and adversarial proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer could have adverse and permanent effects on the issuer. If the proceeding is converted to a liquidation, the value of the issuer will not necessarily equal the liquidation value that was believed to exist at the time of the investment. A bankruptcy or other workout, often raises conflicts of interest (including, for example, conflicts over proposed waivers and amendments to debt covenants), including between investors who hold different types of interests in the applicable company. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and are paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations it owns could be reduced by increases in the number and monetary value of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) can be substantial.
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
We have invested and continue to make investments in issuers located outside the United States. Investments in issuers located outside the United States that are generally denominated in non-U.S. currencies involve both risks and opportunities not typically associated with investing in securities of United States companies. The legal and regulatory environments often have material differences, particularly as to bankruptcy and reorganization. Other considerations include changes in exchange rates and exchange control regulations, political and social instability, general economic conditions, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, foreign government restrictions, less government supervision of exchanges, brokers and issuers, greater risks associated with counterparties and settlement, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We could employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. As of September 30, 2023, we were invested in securities of thirty six non-U.S. companies. Securities issued by non-U.S. companies are not “qualifying assets” under the 1940 Act, and we could invest in non-U.S. companies, including emerging markets issuers, to the limited extent such investments are permitted under the 1940 Act.
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

If we enter into an agreement to complete a Liquidity Event in which our stockholders will receive publicly traded securities of an acquirer, our stockholders will be subject to risks associated with such securities. Potential acquirers could include closed-end investment companies and business development companies, shares of which could trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that their net asset value per share could decline. We cannot assure you whether the common stock or other securities to be received by our stockholders in a Liquidity Event will trade at, above or below their net asset value either before or after closing of the Liquidity Event. In addition, if we seek to enter into a transaction in which our stockholders receive common stock of a publicly traded fund that is advised by GC Advisors, such transaction would need to comply with the requirements under the 1940 Act governing transactions with affiliates, which could complicate the negotiation and closing of such transaction.

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
In recent years, U.S. capital markets have experienced volatility and disruptions including as a result of the COVID-19 pandemic, certain regional bank failures, and an inflationary economic environment. These disruptions in the capital markets have in the past and could in the future increase the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity could negatively impact us. These unfavorable economic conditions could increase our funding costs and limit our access to the capital markets, and could result in a decision by lenders not to extend credit to us in the future. These events could limit our investments, our ability to grow and could negatively impact our operating results and the fair values of our debt and equity investments.
Events outside of our control, including public health crises, could negatively affect our portfolio companies, our investment adviser and the results of our operations.
Periods of market volatility could occur in response to pandemics or other events outside of our control. We, GC Advisors, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, government shutdowns, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, GC Advisors, a portfolio company or a counterparty to us, GC Advisors, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of GC Advisors or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, GC Advisors, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
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
The continuing impact of Brexit on our investments is uncertain and could adversely affect our business.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Not applicable.

Item 2. Properties
Properties
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 200 Park Avenue, 25th Floor, New York, NY 10166 and are provided by the Administrator pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

Item 3. Legal Proceedings
We, GC Advisors and the Administrator may, from time to time, be involved in legal and regulatory proceedings arising out of their respective operations in the normal course of business or otherwise. While there can be no assurance of the ultimate disposition of any such proceedings, each of us, GC Advisors and the Administrator do not believe it is currently subject to any material legal proceedings.

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

Holders

As of November 30, 2023, we had 1,265 stockholders of record.

Distributions

Our distributions, if any, are determined by the board of directors. We elected to be treated as a RIC under Subchapter M of the Code. In order to be subject to tax as a RIC, we must distribute to our stockholders dividends for U.S. federal income tax purposes each year of an amount at least equal to 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, or investment company taxable income, determined without regard to any deduction for dividends paid. In addition, we are subject to ordinary income and capital gain distributions requirement under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount.

The following table reflects the cash distributions, including dividends and returns of capital, per share that we have paid on our common stock for the years ended September 30, 2023 and 2022:

Record Dates	Payment Dates	Per Share	Amount (In Thousands)
Fiscal year ended September 30, 2023
December 15, 2022	December 20, 2022	$0.2800	$24,319
March 17, 2023	May 23, 2023	0.1201	10,636
April 28, 2023	June 21, 2023	0.1098	9,826
May 26, 2023	August 22, 2023	0.1542	13,822
June 16, 2023	August 22, 2023	0.1490	13,361
July 28, 2023	September 19, 2023	0.1205	10,932
Total		$0.9336	$82,896

Fiscal year ended September 30, 2022
October 18, 2021	December 27, 2021	$0.1168	$6,593
November 29, 2021	December 27, 2021	0.1501	9,883
December 20, 2021	February 28, 2022	0.1214	8,259
January 20, 2022	March 23, 2022	0.1068	7,305
February 25, 2022	May 23, 2022	0.1425	10,246
March 21, 2022	May 23, 2022	0.1191	8,588
April 29, 2022	July 25, 2022	0.0800	6,135
May 20, 2022	July 25, 2022	0.0992	7,608
July 19, 2022	September 14, 2022	0.0991	8,171
Total		$1.0350	$72,788

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

We are party to subscription agreements with several investors, including affiliates of GC Advisors, providing for the private placement of our common stock, or the Subscription Agreements. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common stock, at a price per share equal to the most recent net asset value per share as determined by our board of directors (subject to adjustment to the extent required by Section 23 of the 1940 Act), up to the amount of their respective capital subscriptions on an as-needed basis as determined by us with a minimum of 10 calendar days prior notice. Common stock issued pursuant to the Subscription Agreements are exempt from registration under the Securities Act, applicable U.S. state securities laws and the laws of any non-U.S. jurisdictions by virtue of the private placement exemption from registration provided in Section 4(a)(2) of the Securities Act.

As of September 30, 2023, our stockholders have subscribed to contribute capital to us of $1,387.9 million pursuant to the Subscription Agreements of which $1,328.6 million was called and contributed through September 30, 2023.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $60.0 billion in capital under management as of July 1, 2023, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

Our investment activities are managed by GC Advisors and supervised by our board of directors of which a majority of the members are independent of us, GC Advisors and its affiliates.

Under the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2023. Under the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of September 30, 2023 and September 30, 2022, our portfolio at fair value was comprised of the following:

	As of September 30, 2023		As of September 30, 2022
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$234,332	9.0%	$240,945	10.4%
One stop	2,213,560	84.6	1,931,622	83.3
Second lien	11,743	0.4	8,878	0.4
Subordinated debt	16,205	0.6	10,571	0.5
Equity	141,176	5.4	124,087	5.4
Total	$2,617,016	100.0%	$2,316,103	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of September 30, 2023 and September 30, 2022, one stop loans included $326.0 million and $273.1 million, respectively, of recurring revenue loans at fair value.

As of September 30, 2023 and September 30, 2022, we had debt and equity investments in 291 and 271 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the total return based on our average net asset value and the total return based on the change in the net asset value of our stock and assuming distributions were reinvested in accordance with our dividend reinvestment plan, or DRIP, in each case for the years ended September 30, 2023 and 2022:

	Years ended
	September 30, 2023	September 30, 2022
Weighted average income yield(1)	11.2%	7.4%
Weighted average investment income yield(2)	11.5%	7.8%
Total return based on average net asset value(3)	9.3%	5.7%

(1)    Represents income from interest, fees, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
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
As of September 30, 2023, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 8.4% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the years ended September 30, 2023 and 2022, GBDC 3 earned a fiscal year-to-date IRR of 9.6% and 7.1%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders' net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital BDC 3 ABS 2022-1 LLC, or the 2022 Issuer, under the 2022-2 Collateral Management Agreement is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2022 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2022 Collateral Management Agreement, the term “collection period” relating to any payment date, refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

GC Advisors, as collateral manager for our indirect, wholly owned, consolidated subsidiary, Golub Capital BDC 3 CLO 2 LLC, or the 2022-2 Issuer, under the 2022-2 Collateral Management Agreement is entitled to receive an annual fee in an amount equal to 0.35% of the principal balance of the portfolio loans held by the 2022-2 Issuer at the beginning of the collection period relating to each payment date, which is payable in arrears on each payment date. Under the 2022-2 Collateral Management Agreement, the term “collection period” refers to the period commencing on the tenth business day prior to the preceding payment date and ending on (but excluding) the tenth business day prior to such payment date.

Collateral management fees are paid directly by the 2021 Issuer, the 2022 Issuer and the 2022-2 Issuer and are offset against the management fees payable under the Investment Advisory Agreement. In addition, the 2021 Issuer and the 2022 Issuer paid Deutsche Bank AG, New York Branch, structuring and placement fees for its services in connection with the structuring of the 2021 Debt Securitization and the 2022 Debt Securitization (as defined in Note 8 of our consolidated financial statements). The 2022-2 Issuer paid GreensLedge Capital Markets LLC and KeyBanc Capital Markets Inc. structuring and placement fees for its services in connection with the structuring of the 2022-2 Debt Securitization (as defined in Note 8 of our consolidated financial statements). Term debt securitizations, are also known as collateralized loan obligations, or CLOs. Term debt securitization and asset backed securitizations are a form of secured financing incurred by us, which are consolidated by us and subject to our overall asset coverage requirement. The 2021 Issuer, the 2022 Issuer and the 2022-2 Issuer also agreed to pay ongoing administrative expenses to the trustee, collateral manager, independent accountants, legal counsel, rating agencies and independent managers in connection with developing and maintaining reports, and providing required services in connection with the administration of the 2021 Debt Securitization, 2022 Debt Securitization and 2022-2 Debt Securitization, respectively.

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

On December 21, 2022, the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-06 (or “ASU 2022-06”), which deferred the sunset of Topic 848, Reference Rate Reform, until December 31, 2024. The issuance of ASU 2022-06 and the deferral of the sunset of Topic 848 eases the potential burden in accounting for the effects of reference rate reform on financial reporting.

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

Although the transition process away from LIBOR has become increasingly well-defined (e.g., the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.

In anticipation of the discontinuation of LIBOR, we assessed our debt facilities for our exposure to LIBOR. On June 24, 2022, the DB Credit Facility was amended to utilize a benchmark interest rate of three-month term SOFR and foreign alternative reference rates for U.S. dollar and foreign borrowings, respectively. The notes offered in the 2021 Debt Securitization, the 2022 Debt Securitization and the 2022-2 Debt Securitization currently utilize a reference rate to three-month term SOFR. We expect any new debt facilities that we enter into subsequent to September 30, 2023 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Recent Developments

On October 2, 2023, the Escrow Agent returned $14.9 million of deposits held in the Escrow Account to us for the benefit of shareholders in accordance with the Investment Advisory Agreement.

On October 5, 2023, we issued 204,677.469 shares of common stock through the DRIP.

On November 20, 2023, we issued a capital call to stockholders that was due on December 6, 2023. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	12/6/2023	3,912,356.985	$15.00	$58,685

On November 21, 2023, we issued 364,144.163 shares of common stock through the DRIP.

On August 3, 2023 and November 17, 2023, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 20, 2023	December 27, 2023	In an amount (if positive) such that our net asset value as of October 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with generally accepted accounting principles in the United States of America, or GAAP for the period October 1, 2023 through October 31, 2023 and the payment of the payment of any special distributions and this distribution is $15.00 per share
November 20, 2023	December 27, 2023	In an amount (if positive) such that our net asset value as of November 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period November 1, 2023 through November 30, 2023 and the payment of this distribution is $15.00 per share
December 8, 2023	December 14, 2023	$0.30 per share
December 15, 2023	February 20, 2024	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period December 1, 2023 through December 31, 2023 per share
January 19, 2024	March 19, 2024	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2024 through January 31, 2024 per share

Consolidated Results of Operations

The comparison of the fiscal years ended September 30, 2022 and 2021 can be found in our Form 10-K for the fiscal year ended September 30, 2022 located within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated operating results for the years ended September 30, 2023 and 2022 are as follows:

	Years ended		Variances
	September 30, 2023	September 30, 2022	2023 vs. 2022
	(In thousands)
Interest income	$243,903	$135,819	$108,084
Payment-in-kind interest income	14,515	5,740	8,775
Accretion of discounts and amortization of premiums	8,088	7,933	155
Non-cash dividend income	8,443	—	8,443
Dividend income	20	112	(92)
Fee income	631	2,208	(1,577)
Total investment income	275,600	151,812	123,788
Net expenses	141,828	68,903	72,925
Net investment income before tax	133,772	82,909	50,863
Excise tax	630	—	630
Net investment income after tax	133,142	82,909	50,233
Net realized gain (loss) on investment transactions	384	2,441	(2,057)
Net change in unrealized appreciation (depreciation) on investment transactions	(9,745)	(21,950)	12,205
Net increase in net assets resulting from operations	$123,781	$63,400	$60,381
Average earning portfolio company investments, at fair value	$2,323,490	$1,948,478	$375,012
Average earning preferred equity investments, at fair value	$64,852	$55,591	$9,261

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to raise and deploy capital, we have experienced significant growth in total assets, total liabilities and net assets during the fiscal year ended September 30, 2023. As a result, annual comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the year ended September 30, 2022 to the year ended September 30, 2023 by $123.8 million, primarily due to an increase in interest income due to rising LIBOR and SOFR interest base rates coupled with an increase in the average earning debt investments balance of $375.0 million and an increase in non-cash dividend income.

The annualized income yield by debt security type for the years ended September 30, 2023 and 2022 are as follows:

	Years ended
	September 30, 2023	September 30, 2022
Senior secured	9.9%	6.3%
One stop	11.1%	7.5%
Second lien	13.7%	8.8%
Subordinated debt	15.6%	14.4%

Income yields on senior secured and one stop loans increased for the year ended September 30, 2023 as compared to the year ended September 30, 2022, primarily due to rising LIBOR and SOFR rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 97.9% of the loan portfolio at fair value is subject to an interest rate floor. As of September 30, 2023 and September 30, 2022, the weighted average base rate floor of our loans was 0.79% and 0.80%, respectively .

As of September 30, 2023, we have second lien investments in four portfolio companies and subordinated debt investments in three portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the years ended September 30, 2023 and 2022:

	Years ended		Variances
	September 30, 2023	September 30, 2022	2023 vs. 2022
	(In thousands)
Interest and facility fee expenses	$83,614	$30,754	$52,860
Amortization of debt issuance costs	3,500	3,466	34
Base management fee, net of waiver	24,957	20,502	4,455
Income incentive fee, net of waiver	23,496	12,032	11,464
Capital gain incentive fee accrued under GAAP, net of waiver	—	(2,141)	2,141
Professional fees	2,109	1,455	654
Administrative service fee	3,618	2,361	1,257
General and administrative expenses	534	474	60
Net expenses	$141,828	$68,903	$72,925
Average debt outstanding	$1,184,310	$980,605	$203,705

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $52.9 million from the year ended September 30, 2022 to the year ended September 30, 2023, primarily due to an increase in average debt outstanding of $203.7 million as well as rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities.

For more information about our outstanding borrowings for the years ended September 30, 2023 and 2022, including the terms thereof, see Note 8. Borrowings in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the years ended September 30, 2023 and 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 7.4% and 3.5%, respectively. The increase in the effective average interest rate for the year ended September 30, 2022 to the year ended September 30, 2023 was primarily due to rising LIBOR and SOFR base interest rates on our floating rate debt facilities and, to a lesser extent, increased interest rate spreads made in connection with amendments on our revolving credit facilities and new debt securitizations during fiscal year 2023.

Management Fees

The base management fee, net of waiver, increased as a result of an increase in average gross assets for the year ended September 30, 2022 to the year ended September 30, 2023.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the Income Incentive Fee and (2) the Capital Gains Incentive Fee.

The Income Incentive Fee, net of waiver, increased by $11.5 million from the year ended September 30, 2022 to the year ended September 30, 2023, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising LIBOR and SOFR rates and an increase in non-cash dividend income during fiscal year 2023. For the year ended September 30, 2022, we remained in the Income Incentive Fee catch-up provision of the calculation and an increase in Pre-Incentive Fee Net Investment Income caused a corresponding increase in the Income Incentive Fee.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 15.0% and 13.0% for the years ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP. For the year ended September 30, 2023, there was no accrual of capital gain incentive fee under GAAP.

As of September 30, 2022, there was no capital gain incentive fee accrual calculated in accordance with GAAP, net of waiver. For the year ended September 30, 2022, we recorded a reversal of capital gain incentive fee under GAAP, net of waiver of $2.1 million, which was primarily the result of unrealized depreciation on portfolio company investments during the period. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of September 30, 2023 and September 30, 2022, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

For additional details on unrealized appreciation and depreciation of investments, refer to the “Net Realized and Unrealized Gains and Losses” see section below.

Professional Fees, Administrative Service Fee and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $2.0 million from the year ended September 30, 2022 to the year ended September 30, 2023 primarily due to higher professional fees and administrative expenses associated with servicing a growing portfolio.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the years ended September 30, 2023 and 2022 were $2.9 million and $1.7 million, respectively.

As of September 30, 2023 and September 30, 2022, included in accounts payable and accrued expenses were $0.9 million and $0.7 million, respectively, of expenses paid on behalf of us by the Administrator.

1 The net economic effect represents $0.9 million of GBDC 3’s pro rata portion of administrative agent fees retained by GC Advisors since GBDC 3 commenced operations on October 2, 2017, reduced by $0.2 million of the additional incentive fees GC Advisors would have earned on the pro rata portion of administrative agent fees.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the years ended September 30, 2023 and 2022:

	Years ended		Variances
	September 30, 2023	September 30, 2022	2023 vs. 2022
	(In thousands)
Net realized gain (loss) from investments	$(321)	$2,064	$(2,385)
Net realized gain (loss) from foreign currency transactions	(210)	377	(587)
Net realized gain (loss) from forward currency contracts	915	—	915
Net realized gain (loss) on investment transactions	$384	$2,441	$(2,057)
Unrealized appreciation from investments	$24,296	$11,701	$12,595
Unrealized (depreciation) from investments	(34,460)	(32,105)	(2,355)
Unrealized appreciation (depreciation) from forward currency contracts	(10,804)	20,154	(30,958)
Unrealized appreciation (depreciation) on foreign currency translation	11,223	(21,700)	32,923
Net change in unrealized appreciation (depreciation) on investment transactions	$(9,745)	$(21,950)	$12,205
During the year ended September 30, 2023, we had a net realized gain of $0.4 million, primarily driven by realized gains on the sale of equity investments in multiple portfolio companies and the gain on the settlement of forward currency contracts that were partially offset by a realized loss recognized on the restructure of a portfolio company debt investment. During the year ended September 30, 2022, we had a net realized gain of $2.4 million, primarily due to realized gains on the sale of equity investments in multiple portfolio companies, and to a lesser extent, by recognized realized gains from foreign currency transactions.

For the year ended September 30, 2023, we had $24.3 million in unrealized appreciation on 143 portfolio company investments, which was offset by $34.5 million in unrealized depreciation on 165 portfolio company investments. For the year ended September 30, 2022, we had $11.7 million in unrealized appreciation on 102 portfolio company investments, which was offset by $32.1 million in unrealized depreciation on 211 portfolio company investments. Unrealized appreciation for the year ended September 30, 2023 primarily resulted from the reversal of unrealized depreciation from the restructuring of a portfolio company investment, loan repayments and improved performance of certain portfolio companies. Unrealized appreciation for the year ended September 30, 2022 primarily resulted from better than expected performance of our portfolio companies.

Unrealized depreciation for the year ended September 30, 2023 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year, isolated deterioration in the credit performance of a small number of portfolio companies and, to a lesser extent, the reversal of unrealized appreciation associated with the sale of portfolio company equity investments. Unrealized depreciation for the year ended September 30, 2022 primarily resulted from decreases in the fair value in the majority of our portfolio company investments due to wider credit spreads in the market during the last two quarters of the 2022 fiscal year, amortization of discounts and the reversal of unrealized appreciation recognized in connection with realized gains on the sale of portfolio company investments.

Liquidity and Capital Resources

For the year ended September 30, 2023, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $0.8 million. During the period, we used $164.8 million in operating activities, primarily as a result of fundings of portfolio investments of $447.8 million, which was partially offset by proceeds from principal payments and sales of portfolio investments of $181.4 million. During the same period, cash provided by financing activities was $165.6 million, primarily driven by borrowings on debt of $719.8 million and proceeds from the issuance of common shares of $116.7 million, that were partially offset by repayments of debt of $601.0 million and distributions paid of $65.4 million.

For the year ended September 30, 2022, we experienced a net decrease in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $23.1 million. During the period, we used $829.5 million in operating activities, primarily as a result of fundings of portfolio investments of $1,171.9 million, partially offset by proceeds from principal payments and sales of portfolio investments of $263.7 million. During the same period, cash provided by financing activities was $806.4 million, primarily driven by borrowings on debt of $1,246.2 million and proceeds from the issuance of common shares of $442.1 million, that were partially offset by repayments of debt of $819.7 million and distributions paid of $58.8 million.

As of September 30, 2023 and September 30, 2022, we had cash and cash equivalents of $9.5 million and $16.3 million, respectively. In addition, as of September 30, 2023 and September 30, 2022, we had foreign currencies of $1.1 million and $1.3 million, respectively, restricted cash and cash equivalents of $55.7 million and $45.7 million, respectively, and restricted foreign currencies of $0.5 million and $2.7 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

As of September 30, 2023 and September 30, 2022, we had investor capital subscriptions totaling $1,387.9 million and $1,388.3 million, respectively, of which $1,328.6 million and $1,209.8 million, respectively, had been called and contributed, leaving $59.4 million and $178.5 million of uncalled investor capital subscriptions, respectively.

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

DB Credit Facility - On March 8, 2023, we entered into an amendment on the DB Credit Facility to, among other things, decrease the aggregate borrowing capacity from $750.0 million to $625.0 million, extend the Revolving Period (as defined in Note 8 of our consolidated financial statements) from March 10, 2023 to March 10, 2024 and amend the interest rate at which borrowings are made to the applicable base rate plus 2.55% during the Revolving Period and 3.05% after the Revolving Period. As of September 30, 2023 and September 30, 2022, the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) allowed our wholly-owned consolidated subsidiary, GBDC 3 Funding, to borrow up to $625.0 million and $750.0 million, respectively, at any one time outstanding, subject to leverage and borrowing base restrictions. As of September 30, 2023 and September 30, 2022, we had $465.9 million and $469.0 million outstanding under the DB Credit Facility, respectively. As of September 30, 2023 and September 30, 2022, subject to leverage and borrowing base restrictions, we had approximately $159.1 million and $281.0 million of remaining commitments, respectively, and $68.4 million and $30.7 million of availability on the DB Credit Facility, respectively.

Adviser Revolver - On September 1, 2023, we entered into an amendment on the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) to, among other things, increase the borrowing capacity from $40.0 million to $100.0 million, extend the maturity date to September 1, 2026, and to allow for borrowings in non-U.S. currencies. As of September 30, 2023 and September 30, 2022, we were permitted to borrow up to $100.0 million and $40.0 million, respectively, at any one time outstanding under the Adviser Revolver. As of September 30, 2023 and September 30, 2022, we had no borrowings outstanding under the Adviser Revolver.

Debt Securitizations

2022-2 Debt Securitization - On December 14, 2022, we completed the 2022-2 Debt Securitization. The Class A 2022-2 Notes and Class A 2022-2 Loans are included in the September 30, 2023 Consolidated Statement of Financial Condition as our debt and the Class B 2022-2 Notes and Subordinated 2022-2 Notes were eliminated in consolidation. As of September 30, 2023, we had outstanding debt under the 2022-2 Debt Securitization of $225.0 million.

2022 Debt Securitization - On January 25, 2022, we completed the 2022 Debt Securitization. The Class A Senior Secured Floating Rate Notes are included in the September 30, 2023 Consolidated Statement of Financial Condition as our debt and the Subordinated Notes were eliminated in consolidation. As of both September 30, 2023 and September 30, 2022, we had outstanding debt under the 2022 Debt Securitization of $252.0 million.

2021 Debt Securitization - On March 11, 2021, we completed the 2021 Debt Securitization. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the September 30, 2023 Consolidated Statement of Financial Condition as our debt and the Class D and Subordinated 2021 Notes were eliminated in consolidation. As of both September 30, 2023 and September 30, 2022, we had outstanding debt under the 2021 Debt Securitization of $298.0 million.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio of 0.85x. As of September 30, 2023, our asset coverage for borrowed amounts was 212.6%.

As of September 30, 2023, we had outstanding commitments to fund investments totaling $176.0 million, including $22.5 million of unfunded commitments on revolvers. As of September 30, 2022, we had outstanding commitments to fund investments totaling $308.1 million, including $24.0 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement as of September 30, 2023 and September 30, 2022, respectively. A summary of maturity requirements for our principal borrowings as of September 30, 2023 is included in Note 8 of our consolidated financial statements. We did not have any other material contractual payment obligations as of September 30, 2023. As of September 30, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our DB Credit Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of September 30, 2023 and September 30, 2022. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring our investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of September 30, 2023 and September 30, 2022, we had investments in 291 and 271 portfolio companies, respectively, with a total fair value of $2,617.0 million and $2,316.1 million, respectively.

The following table shows the asset mix of our new investment commitments for the years ended September 30, 2023 and 2022:

	Years ended
	September 30, 2023		September 30, 2022
	(In Thousands)	Percentage	(In Thousands)	Percentage
Senior secured	$9,793	2.7%	$61,116	4.5%
One stop	326,600	91.3	1,201,931	89.5
Second lien	4,838	1.4	332	0.0 *
Subordinated debt	50	0.0 *	996	0.1
Equity	16,397	4.6	79,266	5.9
Total new investment commitments	$357,678	100.0%	$1,343,641	100.0%

* Represents an amount less than 0.1%
For the year ended September 30, 2023 and September 30, 2022, we had approximately $181.4 million and $263.7 million, respectively, in proceeds from principal payments and sales of portfolio investments.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of September 30, 2023 (1)			As of September 30, 2022 (2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$237,797	$241,418	$234,332	$244,601	$251,756	$238,930
Non-accrual(3)	—	—	—	2,467	2,451	2,015
One stop:
Performing	2,254,952	2,239,898	2,209,923	1,969,085	1,964,742	1,931,622
Non-accrual(3)	4,921	4,570	3,637	—	—	—
Second lien:
Performing	11,833	12,606	11,743	9,255	10,763	8,878
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	16,303	16,121	16,205	10,626	10,403	10,571
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	130,112	141,176	N/A	107,972	124,087
Total	$2,525,806	$2,644,725	$2,617,016	$2,236,034	$2,348,087	$2,316,103

(1)As of September 30, 2023, $297.0 million and $292.4 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of interest due on such loan to be PIK interest. As of September 30, 2023, $4.6 million and $3.7 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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
As of September 30, 2023, we had loans in two portfolio companies on non-accrual status. As of September 30, 2022, we had loans in one portfolio company on non-accrual status. As of both September 30, 2023 and September 30, 2022, the fair value of our debt investments as a percentage of the outstanding principal value was 98.0%.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the years ended September 30, 2023 and 2022:

	Years ended
	September 30, 2023	September 30, 2022
Weighted average rate of new investment fundings	11.5%	7.0%
Weighted average spread over the applicable base rate of new floating rate investment fundings	6.2%	5.8%
Weighted average fees of new investment fundings	1.7%	1.1%
Weighted average rate of sales and payoffs of portfolio investments	9.5%	7.2%

As of September 30, 2023, 97.9% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loan. As of September 30, 2022, 97.9% and 98.0%, respectively, of our debt portfolio at amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.
As of September 30, 2023 and September 30, 2022, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $61.4 million and $54.5 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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
1 The portfolio median EBITDA is based on our portfolio of debt investments and excludes (i) portfolio companies with negative or de minimis EBITDA, (ii) investments designated as recurring revenue loans and (iii) portfolio companies with any loans on non-accrual status.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of September 30, 2023 and September 30, 2022:

	As of September 30, 2023		As of September 30, 2022
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$16,485	0.6%	$76,118	3.3%
4	2,335,700	89.3	2,153,284	92.9
3	264,699	10.1	82,973	3.6
2	132	0.0 *	3,728	0.2
1	—	—	—	—
Total	$2,617,016	100.0%	$2,316,103	100.0%
* Represents an amount less than 0.1%

The table below details the weighted average price of our debt investments by internal performance rating held as of September 30, 2023 and September 30, 2022.

	Weighted Average Price[1]
Category	As of September 30, 2023	As of September 30, 2022
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.6%	98.3%
Internal Performance Rating 3 (Performing Below Expectations)	93.0	92.5
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	—	65.3
Total	98.0%	98.0%

(1)Includes only debt investments held as of September 30, 2023 and September 30, 2022. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

Distributions

We intend to make periodic distributions to our stockholders as determined by our board of directors. For additional details on distributions, see “Income taxes” in “Note 2. Significant Accounting Policies and Recent Accounting Updates” to our consolidated financial statements.

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
•GC Advisors serves as collateral manager to the 2021 Issuer, 2022 Issuer and 2022-2 Issuer under the 2021 Collateral Management Agreement, the 2022 Collateral Management Agreement and the 2022-2 Collateral Management Agreement, respectively. Fees payable to GC Advisors for providing these services are offset against the base management fee payable by us under the Investment Advisory Agreement.
•As of September 30, 2023, GCOP LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $23.1 million. As of September 30, 2023, we have issued 1,543,367.762 shares of our common stock to GCOP LLC in exchange for aggregate capital contributions totaling $23.1 million. We have also issued 347,942.503 shares to GCOP LLC through the DRIP.
•As of September 30, 2023, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by GC Advisors, had an aggregate commitment to us of $27.5 million. As of September 30, 2023, we have issued 1,834,523.315 shares of our common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27.5 million.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2023 and 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both September 30, 2023 and September 30, 2022 were valued using Level 3 inputs. As of both September 30, 2023 and September 30, 2022, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $3.6 million and $2.0 million as of September 30, 2023 and September 30, 2022, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2023, we recorded $0.6 million for U.S. federal excise tax. For the year ended September 30, 2022, we did not record any U.S. federal excise tax.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of September 30, 2023 and September 30, 2022, the weighted average floor on loans subject to floating interest rates was 0.79% and 0.80%, respectively. The DB Credit Facility has a floating interest rate provision equal to three-month term SOFR + 2.55%, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate, the Class A Notes and Class A Loans issued in connection with the 2022-2 Debt Securitization have floating rate provisions based on three-month term SOFR, the Class A Senior Secured Notes issued in connection with the 2022 Debt Securitization have floating rate interest provisions based on three-month term SOFR and the Class A, B, and C-1 2021 Notes issued in connection with the 2021 Debt Securitization have floating rate interest provisions based on three-month SOFR plus a spread adjustment. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the Consolidated Statement of Financial Condition as of September 30, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(50,212)	$(24,618)	$(25,594)
Down 150 basis points	(37,659)	(18,464)	(19,195)
Down 100 basis points	(25,105)	(12,309)	(12,796)
Down 50 basis points	(12,553)	(6,155)	(6,398)
Up 50 basis points	12,553	6,155	6,398
Up 100 basis points	25,105	12,309	12,796
Up 150 basis points	37,659	18,464	19,195
Up 200 basis points	50,212	24,618	25,594

(1) Assumes applicable three-month base rate as of September 30, 2023, with the exception of SONIA and Prime that utilize the September 30, 2023 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the DB Credit Facility, the Adviser Revolver, the Debt Securitizations or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of Golub Capital BDC 3, Inc. (“GBDC 3,” and collectively with its subsidiaries, the “Company,” “we,” “us,” “our” and “Golub Capital BDC 3”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.
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
Management assessed the effectiveness of Golub Capital BDC 3’s internal control over financial reporting as of September 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2023, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Golub Capital BDC 3, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Golub Capital BDC 3, Inc. and Subsidiaries (the Company), including the consolidated schedules of investments, as of September 30, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2023 and 2022, by correspondence with the custodians, the underlying investees and broker. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Chicago, Illinois
November 30, 2023

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	September 30, 2023	September 30, 2022

Assets
Non-controlled / non-affiliate company investments at fair value (amortized cost of $2,644,725 and $2,348,087, respectively)	$2,617,016	$2,316,103
Cash and cash equivalents	9,487	16,307
Foreign currencies (cost of $1,139 and $1,510, respectively)	1,084	1,271
Restricted cash and cash equivalents	55,727	45,672
Restricted foreign currencies (cost of $443 and $2,721, respectively)	520	2,665
Net unrealized appreciation on forward currency contracts	9,663	20,467
Interest receivable	24,540	8,641
Receivable from investments sold	1,635	—
Capital call receivable	2,090	—
Other assets	1,760	203
Total Assets	$2,723,522	$2,411,329
Liabilities
Debt	$1,240,900	$1,118,992
Less unamortized debt issuance costs	(4,038)	(3,055)
Debt less unamortized debt issuance costs	1,236,862	1,115,937
Interest payable	20,271	10,455
Distributions payable	30,621	—
Management and incentive fees payable	13,117	10,167
Accrued trustee fees	45	154
Accounts payable and accrued expenses	3,144	1,697
Total Liabilities	1,304,060	1,138,410
Commitments and Contingencies (Note 10)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2023 and September 30, 2022	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 94,630,773.096 and 85,511,291.055 shares issued and outstanding as of September 30, 2023 and September 30, 2022, respectively	95	86
Paid in capital in excess of par	1,414,697	1,279,046
Distributable earnings (losses)	4,670	(6,213)
Total Net Assets	1,419,462	1,272,919
Total Liabilities and Total Net Assets	$2,723,522	$2,411,329
Number of common shares outstanding	94,630,773.096	85,511,291.055
Net asset value per common share	$15.00	$14.89

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years ended September 30,
	2023	2022	2021
Investment income
Interest income	$251,991	$143,752	$76,793
Payment-in-kind interest income	14,515	5,740	2,571
Dividend income	8,463	112	254
Fee income	631	2,208	1,488
Total investment income	275,600	151,812	81,106
Expenses
Interest and other debt financing expenses	87,114	34,220	13,094
Base management fee	34,316	28,190	15,123
Incentive fee	31,328	10,384	11,592
Professional fees	2,109	1,455	989
Administrative service fee	3,618	2,361	1,762
General and administrative expenses	534	474	329
Total expenses	159,019	77,084	42,889
Base management fee waived (Note 4)	(9,359)	(7,688)	(4,124)
Incentive fee waived (Note 4)	(7,832)	(493)	(1,361)
Net expenses	141,828	68,903	37,404
Net investment income - before tax	133,772	82,909	43,702
Excise tax	630	—	—
Net investment income - after tax	133,142	82,909	43,702
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	(321)	2,064	1,422
Foreign currency transactions	(210)	377	(1,104)
Forward currency contracts	915	—	—
Net realized gain (loss) on investment transactions	384	2,441	318
Net change in unrealized appreciation (depreciation) from:
Investments	(10,164)	(20,404)	23,045
Forward currency contracts	(10,804)	20,154	265
Translation of assets and liabilities in foreign currencies	11,223	(21,700)	(534)
Net change in unrealized appreciation (depreciation) on investment transactions	(9,745)	(21,950)	22,776
Net gain (loss) on investment transactions	(9,361)	(19,509)	23,094
Net increase (decrease) in net assets resulting from operations	$123,781	$63,400	$66,796
Per Common Share Data
Basic and diluted earnings per common share (Note 12)	$1.39	$0.86	$1.65
Basic and diluted weighted average common shares outstanding (Note 12)	88,770,110	73,856,628	40,394,338

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2020	35,388,849.466	$35	$529,938	$(356)	$529,617
Issuance of common stock	17,371,128.512	17	260,550	—	260,567
Repurchase of common stock	(2,810.818)	—	(42)	—	(42)
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	43,702	43,702
Net realized gain (loss) on investment transactions	—	—	—	318	318
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	22,776	22,776
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,540,516.077	2	23,091	—	23,093
Distributions from distributable earnings (losses)	—	—	—	(51,379)	(51,379)
Distributions declared and payable	—	—	—	(11,897)	(11,897)
Distributions declared from return of capital	—	—	(2,290)	—	(2,290)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(7)	7	—
Total increase (decrease) for the year ended September 30, 2021	18,908,833.771	19	281,302	3,527	284,848
Balance at September 30, 2021	54,297,683.237	54	811,240	3,171	814,465
Issuance of common stock	29,483,537.643	30	441,900	—	441,930
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	82,909	82,909
Net realized gain (loss) on investment transactions	—	—	—	2,441	2,441
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(21,950)	(21,950)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,730,070.175	2	25,910	—	25,912
Distributions from distributable earnings (losses)	—	—	—	(72,788)	(72,788)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(4)	4	—
Total increase (decrease) for the year ended September 30, 2022	31,213,607.818	32	467,806	(9,384)	458,454
Balance at September 30, 2022	85,511,291.055	86	1,279,046	(6,213)	1,272,919
Issuance of common stock	7,949,417.328	8	118,761	—	118,769
Net increase (decrease) in net assets resulting from operations:
Net investment income - after tax	—	—	—	133,142	133,142
Net realized gain (loss) on investment transactions	—	—	—	384	384
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(9,745)	(9,745)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,170,064.713	1	17,509	—	17,510
Distributions from distributable earnings (losses)	—	—	—	(82,896)	(82,896)
Distributions declared and payable	—	—	—	(30,621)	(30,621)
Tax reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(619)	619	—
Total increase (decrease) for the year ended September 30, 2023	9,119,482.041	9	135,651	10,883	146,543
Balance at September 30, 2023	94,630,773.096	$95	$1,414,697	$4,670	$1,419,462

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Years ended September 30,
	2023	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$123,781	$63,400	$66,796
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	3,500	3,466	1,969
Accretion of discounts and amortization of premiums	(8,088)	(7,933)	(5,229)
Net realized (gain) loss on investments	321	(2,064)	(1,422)
Net realized (gain) loss on foreign currency transactions	210	(377)	1,104
Net realized (gain) loss on forward currency contracts	(915)	—	—
Net change in unrealized (appreciation) depreciation on investments	10,164	20,404	(23,045)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(11,223)	21,700	534
Net change in unrealized (appreciation) depreciation on forward currency contracts	10,804	(20,154)	(265)
Proceeds from (fundings of) revolving loans, net	(695)	(2,164)	1,208
Fundings of investments	(447,804)	(1,171,935)	(823,699)
Proceeds from principal payments and sales of portfolio investments	181,407	263,735	301,697
Proceeds from settlements of forward currency contracts	915	—	—
Payment-in-kind interest capitalized	(14,058)	(6,189)	(2,589)
Non-cash dividends capitalized	(8,443)	—	—
Proceeds from non-cash dividends	284	—	—
Changes in operating assets and liabilities:
Cash collateral held at broker for forward currency contracts	—	1,450	(1,000)
Interest receivable	(15,899)	(3,869)	(1,638)
Receivable from investments sold	(1,635)	—	64
Other assets	(1,557)	(203)	46
Interest payable	9,816	8,143	1,152
Management and incentive fees payable	2,950	2,425	3,853
Accrued trustee fees	(109)	154	—
Accounts payable and accrued expenses	1,447	542	305
Net cash provided by (used in) operating activities	(164,827)	(829,469)	(480,159)
Cash flows from financing activities
Borrowings on debt	719,773	1,246,187	883,740
Repayments of debt	(600,957)	(819,684)	(563,440)
Proceeds from other short-term borrowings	—	208,838	—
Repayments on other short-term borrowings	—	(208,470)	—
Capitalized debt issuance costs	(4,483)	(3,822)	(3,477)
Proceeds from issuance of common shares	116,679	442,084	260,423
Repurchase of shares	—	—	(42)
Distributions paid	(65,386)	(58,773)	(30,576)
Net cash provided by (used in) financing activities	165,626	806,360	546,628
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	799	(23,109)	66,469
Effect of foreign currency exchange rates	104	(955)	(1,003)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	65,915	89,979	24,513
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$66,818	$65,915	$89,979
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$73,798	$22,611	$9,973
Distributions declared for the period	113,517	72,788	65,566
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (continued)
(In thousands)

Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$2,090	$(154)	$144
Stock issued in connection with dividend reinvestment plan	17,510	25,912	23,093
Change in distributions payable	30,621	(11,897)	11,897
The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	September 30, 2023	September 30, 2022
Cash and cash equivalents	$9,487	$16,307
Foreign currencies (cost of $1,139 and $1,510, respectively)	1,084	1,271
Restricted cash and cash equivalents	55,727	45,672
Restricted foreign currencies (cost of $443 and $2,721, respectively)	520	2,665
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$66,818	$65,915
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.#	One stop	SF +	7.00%	(k)(m)	12.33%				02/2029	$9,900	$9,634	0.7%	$9,900
PPW Aero Buyer, Inc.(5)	One stop	SF +	7.00%		N/A(6)				02/2029	—	(1)	—	—
										9,900	9,633	0.7	9,900
Airlines
Accelya Lux Finco S.A.R.L.#(8)(13)	One stop	SF +	6.00%	(l)	11.49%				12/2026	7,564	7,477	0.5	7,186

Auto Components
COP CollisionRight Holdings, Inc.#~^	One stop	SF +	5.25%	(l)	10.79%				04/2028	10,362	10,237	0.7	10,258
COP CollisionRight Holdings, Inc.	One stop	SF +	5.25%	(l)	10.79%				04/2028	36	35	—	35
Covercraft Parent III, Inc.^	Senior secured	SF +	4.50%	(l)(m)	10.10%				08/2027	2,056	2,043	0.2	1,974
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(m)	10.09%				08/2027	415	408	—	398
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(m)	10.03%				08/2027	13	12	—	9
North Haven Falcon Buyer, LLC#(22)	One stop	SF +	8.00%	(l)	9.78%	cash/	3.75%	PIK	05/2027	2,419	2,395	0.2	2,129
North Haven Falcon Buyer, LLC(22)	One stop	SF +	8.00%	(l)	9.82%	cash/	3.75%	PIK	05/2027	406	402	—	357
										15,707	15,532	1.1	15,160
Automobiles
CG Group Holdings, LLC#~(22)	One stop	SF +	8.75%	(l)	12.14%	cash/	2.00%	PIK	07/2027	13,666	13,466	0.9	13,119
CG Group Holdings, LLC(22)	One stop	SF +	8.75%	(k)	12.07%	cash/	2.00%	PIK	07/2026	345	339	—	333
Denali Midco 2, LLC#^	One stop	SF +	6.25%	(k)	11.67%				12/2027	9,853	9,786	0.7	9,657
Denali Midco 2, LLC^	One stop	SF +	6.25%	(k)	11.67%				12/2027	2,948	2,929	0.2	2,889
Denali Midco 2, LLC~	One stop	SF +	6.25%	(k)	11.67%				12/2027	2,653	2,634	0.2	2,600
Denali Midco 2, LLC#	One stop	SF +	6.25%	(k)	11.67%				12/2027	1,791	1,779	0.1	1,756
Denali Midco 2, LLC#	One stop	SF +	6.25%	(k)	11.67%				12/2027	1,702	1,690	0.1	1,668
Denali Midco 2, LLC#	One stop	SF +	6.25%	(k)	11.67%				12/2027	1,485	1,475	0.1	1,456
Denali Midco 2, LLC#	One stop	SF +	6.25%	(k)	11.67%				12/2027	1,224	1,216	0.1	1,200
Denali Midco 2, LLC#	One stop	SF +	6.25%	(k)	11.67%				12/2027	1,188	1,180	0.1	1,165
Denali Midco 2, LLC#	One stop	SF +	6.25%	(k)	11.67%				12/2027	1,188	1,180	0.1	1,165
Denali Midco 2, LLC#	One stop	SF +	6.25%	(k)	11.67%				12/2027	980	974	0.1	961
Denali Midco 2, LLC#	One stop	SF +	6.50%	(k)	11.92%				12/2027	555	542	0.1	550
Denali Midco 2, LLC	One stop	SF +	6.50%	(k)	11.92%				12/2027	74	72	—	73
Denali Midco 2, LLC	One stop	SF +	6.50%	(k)	11.92%				12/2027	37	36	—	37
Denali Midco 2, LLC(5)	One stop	SF +	6.25%		N/A(6)				12/2027	—	(4)	—	(10)
Denali Midco 2, LLC(5)	One stop	SF +	6.50%		N/A(6)				12/2027	—	(4)	—	(2)
Denali Midco 2, LLC	One stop	SF +	6.50%	(k)	11.92%				12/2027	127	123	—	125
Denali Midco 2, LLC	One stop	SF +	6.50%	(k)	11.92%				12/2027	150	146	—	148
JHCC Holdings LLC#	One stop	SF +	5.25%	(l)	10.79%				09/2025	4,939	4,913	0.4	4,865
JHCC Holdings LLC~	One stop	SF +	5.25%	(l)	10.79%				09/2025	2,913	2,898	0.2	2,870
JHCC Holdings LLC	One stop	SF +	5.25%	(l)	10.79%				09/2025	1,692	1,681	0.1	1,667
JHCC Holdings LLC#	One stop	SF +	5.25%	(l)	10.79%				09/2025	251	249	—	247
JHCC Holdings LLC(5)	One stop	SF +	5.25%		N/A(6)				09/2025	—	(1)	—	(2)
JHCC Holdings LLC#	One stop	SF +	6.75%	(l)	12.29%				09/2025	567	558	—	570
MOP GM Holding, LLC~+	One stop	SF +	5.75%	(l)	11.29%				11/2026	9,496	9,434	0.7	9,117
MOP GM Holding, LLC^	One stop	SF +	5.75%	(l)	11.32%				11/2026	1,332	1,321	0.1	1,279
MOP GM Holding, LLC~	One stop	SF +	5.75%	(m)	11.03%				11/2026	1,052	1,046	0.1	1,010
MOP GM Holding, LLC+	One stop	SF +	5.75%	(m)	11.03%				11/2026	1,021	1,014	0.1	980
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.29%				11/2026	757	752	0.1	726
MOP GM Holding, LLC^	One stop	SF +	5.75%	(l)	11.27%				11/2026	629	625	0.1	603
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
MOP GM Holding, LLC^	One stop	SF +	5.75%	(m)	11.03%	11/2026	$579	$572	0.1%	$556
MOP GM Holding, LLC	One stop	SF +	5.75%	(l)	11.29%	11/2026	211	210	—	203
MOP GM Holding, LLC	One stop	SF +	5.75%	(l)	11.29%	11/2026	184	182	—	176
MOP GM Holding, LLC	One stop	SF +	5.75%	(l)(m)	11.34%	11/2026	186	185	—	178
MOP GM Holding, LLC	One stop	SF +	5.75%	(l)	11.27%	11/2026	92	91	—	88
MOP GM Holding, LLC	One stop	SF +	5.75%	(l)	11.29%	11/2026	59	59	—	57
MOP GM Holding, LLC	One stop	SF +	5.75%	(l)	11.29%	11/2026	31	30	—	29
MOP GM Holding, LLC	One stop	SF +	5.75%	(l)	11.27%	11/2026	31	30	—	29
MOP GM Holding, LLC(5)	One stop	SF +	5.75%		N/A(6)	11/2026	—	(11)	—	(48)
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.50%	(l)(m)	10.89%	07/2029	2,486	2,465	0.2	2,386
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)	07/2029	—	(2)	—	(7)
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(m)	10.96%	07/2029	105	103	—	97
POY Holdings, LLC#^+	One stop	SF +	5.50%	(l)	11.04%	11/2027	18,095	17,844	1.3	18,095
POY Holdings, LLC#	One stop	SF +	5.50%	(l)	11.04%	11/2027	1,185	1,176	0.1	1,185
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(3)	—	—
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(19)	—	—
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	6.50%	(l)	12.02%	10/2026	1,982	1,958	0.1	1,963
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(l)	12.02%	10/2026	1,626	1,603	0.1	1,610
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(l)	12.02%	10/2026	1,213	1,191	0.1	1,201
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(l)	12.02%	10/2026	952	937	0.1	943
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(l)	12.02%	10/2026	791	780	0.1	783
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(l)	12.02%	10/2026	691	681	—	684
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(l)	12.02%	10/2026	462	455	—	457
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(l)	12.02%	10/2026	376	371	—	372
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(l)	12.02%	10/2026	366	353	—	362
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(l)	12.02%	10/2026	335	328	—	331
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(l)	12.02%	10/2026	334	320	—	331
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)	10/2026	—	(1)	—	(1)
Quick Quack Car Wash Holdings, LLC	One stop	SF +	6.50%	(l)	12.02%	10/2026	178	172	—	174
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(k)	11.92%	10/2026	150	149	—	149
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)	10/2026	—	(3)	—	(4)
Spotless Brands, LLC#	One stop	SF +	6.50%	(l)	12.00%	07/2028	4,141	4,075	0.3	4,100
Spotless Brands, LLC	One stop	SF +	6.50%	(l)	12.02%	07/2028	450	447	—	446
Spotless Brands, LLC	One stop	SF +	6.50%	(l)	11.99%	07/2028	334	331	—	331
Spotless Brands, LLC	One stop	SF +	6.50%		N/A(6)	07/2028	—	—	—	—
TWAS Holdings, LLC~^	One stop	SF +	6.75%	(k)	12.17%	12/2026	11,987	11,905	0.8	11,866
TWAS Holdings, LLC#	One stop	SF +	6.75%	(k)	12.17%	12/2026	7,770	7,720	0.5	7,692
TWAS Holdings, LLC^	One stop	SF +	6.75%	(k)	12.17%	12/2026	7,234	7,186	0.5	7,161
TWAS Holdings, LLC#	One stop	SF +	6.75%	(k)	12.17%	12/2026	4,935	4,903	0.3	4,886
TWAS Holdings, LLC#	One stop	SF +	6.75%	(k)	12.17%	12/2026	3,112	3,091	0.2	3,081
TWAS Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)	12/2026	—	(2)	—	(4)
							137,278	135,911	9.5	134,760
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Beverages
Financial Information Technologies, LLC(5)	One stop	SF +	6.50%		N/A(6)		06/2030	$—	$(1)	—%	$(1)
Financial Information Technologies, LLC(22)	One stop	N/A			14.00%	PIK	06/2031	6,109	5,937	0.4	5,926
Financial Information Technologies, LLC#	One stop	SF +	6.50%	(l)	11.89%		06/2030	12,353	12,175	0.9	12,230
Watermill Express, LLC#	One stop	SF +	5.00%	(l)	10.54%		04/2027	876	871	0.1	876
Watermill Express, LLC	One stop	SF +	5.00%	(l)	10.54%		04/2027	85	84	—	85
Watermill Express, LLC	One stop	SF +	5.00%	(k)	10.42%		04/2027	8	7	—	8
Winebow Holdings, Inc.#~	One stop	SF +	6.25%	(k)	11.67%		07/2025	3,022	3,003	0.2	2,962
								22,453	22,076	1.6	22,086
Building Products
BECO Holding Company, Inc.#~^	One stop	SF +	5.25%	(l)	10.79%		11/2028	32,343	32,111	2.2	31,696
BECO Holding Company, Inc.	One stop	SF +	5.25%	(k)	10.67%		11/2027	22	19	—	13
BECO Holding Company, Inc.(5)	One stop	SF +	5.25%		N/A(6)		11/2028	—	(61)	—	(169)
								32,365	32,069	2.2	31,540
Chemicals
Inhance Technologies Holdings LLC^	One stop	SF +	6.00%	(l)	11.40%		07/2024	3,557	3,546	0.2	3,361
Inhance Technologies Holdings LLC#	One stop	SF +	6.00%	(l)	11.40%		07/2024	2,410	2,406	0.2	2,277
Inhance Technologies Holdings LLC#	One stop	SF +	6.00%	(l)	11.40%		07/2024	729	728	—	689
Inhance Technologies Holdings LLC	One stop	SF +	6.00%	(k)(l)	11.42%		07/2024	105	105	—	99
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E +	6.25%	(e)	10.39%		09/2028	14,411	15,583	0.9	12,682
PHM NL SP Bidco B.V.(8)(14)	One stop	SF +	6.25%	(j)	11.55%		09/2028	5,922	5,848	0.4	5,212
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	SN +	6.25%	(i)	11.44%		09/2028	3,156	3,407	0.2	2,777
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E +	6.25%	(e)	10.01%		09/2028	1,523	1,601	0.1	1,340
								31,813	33,224	2.0	28,437

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies
CI (Quercus) Intermediate Holdings, LLC#~	One stop	SF +	5.25%	(k)(l)	10.79%				10/2028	$7,557	$7,483	0.5%	$7,557
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.25%	(k)	10.67%				10/2028	10	8	—	10
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				10/2028	—	(1)	—	—
Kleinfelder Intermediate, LLC#	One stop	SF +	6.25%	(l)	11.66%				09/2030	375	368	—	368
Kleinfelder Intermediate, LLC	One stop	SF +	6.25%	(l)	11.66%				09/2028	6	5	—	5
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2030	—	(1)	—	(1)
North Haven Stack Buyer, LLC#~	Senior secured	SF +	5.50%	(l)	11.02%				07/2027	3,734	3,710	0.3	3,687
North Haven Stack Buyer, LLC~	Senior secured	SF +	5.50%	(l)	11.02%				07/2027	1,258	1,250	0.1	1,242
North Haven Stack Buyer, LLC~	Senior secured	SF +	5.50%	(l)	11.02%				07/2027	415	412	—	410
North Haven Stack Buyer, LLC(5)	Senior secured	SF +	5.50%		N/A(6)				07/2027	—	(8)	—	(9)
North Haven Stack Buyer, LLC	Senior secured	SF +	5.50%	(b)(l)	11.40%				07/2027	66	65	—	64
North Haven Stack Buyer, LLC	Senior secured	SF +	5.50%	(l)	11.02%				07/2027	417	414	—	411
North Haven Stack Buyer, LLC	Senior secured	SF +	5.50%	(l)	11.02%				07/2027	61	61	—	60
North Haven Stack Buyer, LLC	Senior secured	SF +	5.50%	(l)	11.02%				07/2027	30	30	—	30
North Haven Stack Buyer, LLC(5)	Senior secured	SF +	5.50%		N/A(6)				07/2027	—	(23)	—	(20)
North Haven Stack Buyer, LLC(5)	Second lien	N/A			N/A(6)				01/2028	—	(23)	—	(19)
Profile Products LLC#	One stop	SF +	5.75%	(l)	11.22%				11/2027	2,852	2,809	0.2	2,795
Profile Products LLC#(8)	One stop	SF +	5.75%	(l)	11.22%				11/2027	578	570	0.1	567
Profile Products LLC	One stop	SF +	5.75%	(b)(k)	11.42%				11/2027	42	41	—	41
Profile Products LLC	One stop	P +	4.75%	(b)	13.25%				11/2027	8	8	—	8
PT Intermediate Holdings III, LLC#~^	One stop	SF +	5.98%	(l)	11.52%				11/2028	24,185	23,870	1.7	24,185
PT Intermediate Holdings III, LLC#	One stop	SF +	5.98%	(l)	11.52%				11/2028	15,391	15,228	1.1	15,391
PT Intermediate Holdings III, LLC#	One stop	SF +	6.50%	(l)	11.89%				11/2028	1,397	1,379	0.1	1,407
PT Intermediate Holdings III, LLC(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(5)	—	—
Radwell Parent, LLC#^	One stop	SF +	6.53%	(l)	12.02%				03/2029	10,935	10,798	0.8	10,935
Radwell Parent, LLC#	One stop	SF +	6.75%	(l)	12.14%				03/2029	9,875	9,618	0.7	9,900
Radwell Parent, LLC	One stop	SF +	6.75%	(l)	12.14%				03/2028	69	64	—	69
Radwell Parent, LLC(5)	One stop	SF +	6.53%		N/A(6)				03/2029	—	(46)	—	—
Trinity Air Consultants Holdings Corporation(5)	One stop	SF +	5.75%		N/A(6)				06/2027	—	(3)	—	—
Trinity Air Consultants Holdings Corporation#	One stop	SF +	5.75%	(l)	11.10%				06/2027	174	172	—	174
Trinity Air Consultants Holdings Corporation	One stop	SF +	5.75%		N/A(6)				06/2027	—	—	—	—
Trinity Air Consultants Holdings Corporation	One stop	SF +	5.75%	(m)	11.27%				06/2027	495	492	—	495
										79,930	78,745	5.6	79,762
Communications Equipment
Lightning Finco Limited(8)(10)	One stop	SF +	5.75%	(l)	11.13%				09/2028	4,453	4,390	0.3	4,408
Lightning Finco Limited(8)(9)(10)	One stop	E +	5.75%	(d)	9.53%				09/2028	483	535	—	478
										4,936	4,925	0.3	4,886
Containers and Packaging
AmerCareRoyal LLC#(22)	Senior secured	SF +	7.00%	(k)	11.98%	cash/	0.50%	PIK	11/2025	2,548	2,528	0.2	2,548
AmerCareRoyal LLC#(22)	Senior secured	SF +	7.00%	(k)	11.98%	cash/	0.50%	PIK	11/2025	545	540	—	545
AmerCareRoyal LLC(22)	Senior secured	SF +	7.00%	(k)	11.98%	cash/	0.50%	PIK	11/2025	529	525	—	529
AmerCareRoyal LLC#(8)(22)	Senior secured	SF +	7.00%	(k)(l)	11.98%	cash/	0.50%	PIK	11/2025	456	453	—	456
Chase Intermediate#~^	One stop	SF +	5.25%	(k)(l)(m)	10.95%				10/2028	38,283	38,018	2.7	37,516
Chase Intermediate	One stop	SF +	5.25%	(m)	11.00%				10/2028	120	117	—	113
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Chase Intermediate(5)	One stop	SF +	5.25%		N/A(6)				10/2028	$—	$(4)	—%	$(11)
Chase Intermediate(5)	One stop	SF +	5.75%		N/A(6)				10/2028	—	(18)	—	(18)
Fortis Solutions Group, LLC#~^	One stop	SF +	5.50%	(l)	10.99%				10/2028	15,592	15,398	1.1	15,124
Fortis Solutions Group, LLC(5)	One stop	SF +	5.50%		N/A(6)				10/2027	—	(4)	—	(8)
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(l)	10.99%				10/2028	45	8	—	43
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(l)	10.99%				10/2028	186	168	—	99
										58,304	57,729	4.0	56,936
Diversified Consumer Services
Certus Pest, Inc.~	One stop	SF +	7.50%	(l)	13.04%				02/2026	616	606	0.1	610
Certus Pest, Inc.~	One stop	SF +	7.50%	(l)	13.04%				02/2026	591	576	0.1	585
Certus Pest, Inc.	One stop	SF +	7.50%	(l)	13.04%				02/2026	426	425	—	422
Certus Pest, Inc.~	One stop	SF +	7.50%	(l)	13.04%				02/2026	421	417	—	417
Certus Pest, Inc.~	One stop	SF +	7.50%	(l)	13.04%				02/2026	292	287	—	289
Certus Pest, Inc.~	One stop	SF +	7.50%	(l)	13.04%				02/2026	257	248	—	255
Certus Pest, Inc.	One stop	SF +	7.50%	(l)	13.04%				02/2026	251	249	—	248
Certus Pest, Inc.~	One stop	SF +	7.50%	(l)	13.04%				02/2026	148	145	—	147
Certus Pest, Inc.	One stop	SF +	7.50%	(l)	13.04%				02/2026	93	89	—	92
Certus Pest, Inc.	One stop	SF +	7.50%	(l)	13.04%				02/2026	51	43	—	50
Certus Pest, Inc.	One stop	SF +	7.50%	(l)	13.04%				02/2026	21	20	—	21
Certus Pest, Inc.(5)	One stop	SF +	7.50%		N/A(6)				02/2026	—	(1)	—	(1)
CHHJ Midco, LLC#	Senior secured	SF +	5.00%	(k)	10.42%				01/2026	1,075	1,070	0.1	1,075
CHHJ Midco, LLC	Senior secured	SF +	5.00%		N/A(6)				01/2026	—	—	—	—
COP Exterminators Acquisitions, Inc.#	Senior secured	SF +	5.50%	(l)	11.02%				07/2029	1,569	1,546	0.1	1,549
COP Exterminators Acquisitions, Inc.(5)	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	(1)	—	(1)
COP Exterminators Acquisitions, Inc.(5)	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	(11)	—	(11)
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	4.50%	(l)	9.90%				07/2027	969	959	0.1	969
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	4.50%	(l)	9.90%				07/2027	729	725	0.1	729
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	4.50%	(l)	9.90%				07/2027	711	704	0.1	711
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	4.75%	(l)	10.31%				07/2027	584	576	—	584
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	4.50%	(l)	9.92%				07/2027	466	462	—	466
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	4.50%	(l)	9.98%				07/2027	329	326	—	329
COP Hometown Acquisitions, Inc.	Senior secured	SF +	4.50%		N/A(6)				07/2027	—	—	—	—
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(m)	11.59%				09/2028	1,310	1,291	0.1	1,310
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(6)	—	—
EMS LINQ, LLC#+	One stop	SF +	6.25%	(k)	11.67%				12/2027	4,244	4,214	0.3	4,117
EMS LINQ, LLC(5)	One stop	SF +	6.25%		N/A(6)				12/2027	—	(1)	—	(4)
EWC Growth Partners LLC^	One stop	SF +	6.00%	(l)	11.54%				03/2026	1,080	1,076	0.1	1,080
EWC Growth Partners LLC#	One stop	SF +	6.00%	(l)	11.54%				03/2026	62	62	—	62
EWC Growth Partners LLC	One stop	SF +	6.00%	(l)	11.54%				03/2026	14	14	—	14
EWC Growth Partners LLC	One stop	SF +	6.00%		N/A(6)				03/2026	—	—	—	—
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(l)	11.57%				03/2027	7,153	7,014	0.5	7,082
FPG Intermediate Holdco, LLC^	One stop	SF +	6.00%	(l)	11.57%				03/2027	6,130	6,067	0.5	6,069
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(b)(l)	12.16%				03/2027	33	32	—	32
FPG Intermediate Holdco, LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2027	—	(22)	—	—
FSS Buyer LLC^	One stop	SF +	5.75%	(l)	11.24%				08/2028	2,309	2,277	0.2	2,309
FSS Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2027	—	(1)	—	—
HS Spa Holdings, Inc.#	One stop	SF +	5.75%	(m)	11.07%				06/2029	3,965	3,900	0.3	3,925
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(k)(l)	11.07%				06/2028	13	11	—	12
Learn-it Systems, LLC#(22)	Senior secured	SF +	5.25%	(l)	8.04%	cash/	2.75%	PIK	09/2026	755	752	0.1	695
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Learn-it Systems, LLC(22)	Senior secured	SF +	5.25%	(l)	8.04%	cash/	2.75%	PIK	09/2026	$574	$572	—%	$528
Learn-it Systems, LLC(22)	Senior secured	SF +	5.25%	(l)	8.04%	cash/	2.75%	PIK	09/2026	210	210	—	194
Learn-it Systems, LLC(5)(22)	Senior secured	L +	4.75%	(a)	10.40%				09/2026	—	—	—	(2)
Liminex, Inc.+	One stop	SF +	7.25%	(l)	12.79%				11/2026	19,521	19,343	1.4	19,521
Liminex, Inc.#	One stop	SF +	7.25%	(l)	12.79%				11/2026	10,188	10,102	0.7	10,188
Liminex, Inc.#	One stop	SF +	7.25%	(l)	12.79%				11/2026	3,516	3,480	0.2	3,516
Liminex, Inc.(5)	One stop	SF +	7.25%		N/A(6)				11/2026	—	(2)	—	—
Liminex, Inc.#	One stop	SF +	7.25%	(l)	12.79%				11/2026	116	114	—	116
Litera Bidco LLC#	One stop	SF +	6.00%	(k)	11.42%				05/2026	1,309	1,300	0.1	1,309
Litera Bidco LLC#	One stop	SF +	5.25%	(k)	10.67%				05/2026	602	599	—	602
Litera Bidco LLC	One stop	SF +	5.25%	(k)	10.67%				05/2026	269	268	—	269
Litera Bidco LLC	One stop	SF +	5.25%	(k)	10.67%				05/2026	269	269	—	269
Litera Bidco LLC	One stop	SF +	6.00%	(k)	11.42%				05/2026	118	118	—	118
Litera Bidco LLC	One stop	SF +	5.25%		N/A(6)				05/2025	—	—	—	—
Mario Purchaser, LLC#	One stop	SF +	5.75%	(k)	11.17%				04/2029	3,923	3,860	0.3	3,766
Mario Purchaser, LLC(22)	One stop	SF +	10.75%	(k)	16.17%	PIK			04/2032	1,976	1,938	0.1	1,936
Mario Purchaser, LLC	One stop	SF +	5.75%	(k)	11.17%				04/2029	2,251	2,192	0.1	2,055
Mario Purchaser, LLC(5)	One stop	SF +	5.75%		N/A(6)				04/2028	—	(1)	—	(3)
Mathnasium, LLC#	One stop	SF +	5.00%	(l)	10.51%				11/2027	4,155	4,126	0.3	4,155
Mathnasium, LLC	One stop	SF +	5.00%	(l)	10.52%				11/2027	11	11	—	11
NSG Buyer, Inc. ^	One stop	SF +	6.50%	(k)	11.92%				11/2029	8,303	8,158	0.6	8,303
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(28)	—	—
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Provenance Buyer LLC^	One stop	SF +	5.00%	(k)	10.42%				06/2027	4,278	4,246	0.3	4,278
Provenance Buyer LLC#~	One stop	SF +	5.00%	(k)	10.42%				06/2027	2,918	2,881	0.2	2,918
Provenance Buyer LLC(5)	One stop	SF +	5.00%		N/A(6)				06/2027	—	(2)	—	—
RW AM Holdco LLC^	One stop	SF +	5.25%	(m)	10.82%				04/2028	9,086	9,017	0.6	8,814
RW AM Holdco LLC(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	(1)	—	(5)
										110,260	108,908	7.7	109,094
Diversified Financial Services
Adenza Group, Inc. #	One stop	SF +	5.75%	(k)	11.18%				12/2027	1,235	1,219	0.1	1,235
Adenza Group, Inc.	One stop	SF +	5.75%		N/A(6)				12/2025	—	—	—	—
Avalara, Inc.#	One stop	SF +	7.25%	(l)	12.64%				10/2028	6,229	6,098	0.5	6,229
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)				10/2028	—	(3)	—	—
Banker's Toolbox, Inc.^	One stop	SF +	5.25%	(l)	10.72%				07/2027	3,414	3,393	0.2	3,414
Banker's Toolbox, Inc.	One stop	SF +	5.25%	(l)	10.72%				07/2027	636	634	—	636
Banker's Toolbox, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2027	—	(1)	—	—
Flash Topco, Inc.^	One stop	SF +	5.75%	(l)	11.22%				10/2028	7,549	7,495	0.5	7,172
Flash Topco, Inc.	One stop	SF +	6.50%	(l)	11.87%				10/2028	41	40	—	38
Flash Topco, Inc.	One stop	SF +	6.50%	(l)	11.87%				12/2024	19	19	—	19
Finastra USA, Inc.#(8)	One stop	SF +	7.25%	(m)	12.71%				09/2029	450	441	—	441
Finastra USA, Inc.(8)	One stop	SF +	7.25%	(k)	12.58%				09/2029	11	10	—	10
Higginbotham Insurance Agency, Inc.#	One stop	SF +	5.50%	(k)	10.92%				11/2028	1,813	1,799	0.1	1,804
Higginbotham Insurance Agency, Inc.	One stop	SF +	5.50%	(k)	10.92%				11/2028	951	948	0.1	946
Higginbotham Insurance Agency, Inc.(5)	One stop	SF +	5.50%		N/A(6)				11/2028	—	(14)	—	(15)
										22,348	22,078	1.5	21,929
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Telecommunication Services
NTI Connect, LLC#	Senior secured	SF +	4.75%	(l)	10.29%	12/2024	$631	$627	—%	$631

Electronic Equipment, Instruments and Components
CST Holding Company#	One stop	SF +	6.50%	(k)	11.92%	11/2028	9,875	9,624	0.7	9,875
CST Holding Company(5)	One stop	SF +	6.50%		N/A(6)	11/2028	—	(1)	—	—
							9,875	9,623	0.7	9,875
Food & Staples Retailing
Mendocino Farms, LLC	One stop	SF +	6.25%	(k)	11.67%	06/2025	627	623	0.1	627
Mendocino Farms, LLC	One stop	SF +	6.25%	(k)	11.67%	06/2025	321	319	—	321
Mendocino Farms, LLC	One stop	SF +	6.25%	(k)	11.67%	06/2025	252	251	—	252
Mendocino Farms, LLC	One stop	SF +	6.25%	(k)	11.67%	06/2025	248	246	—	248
Mendocino Farms, LLC	One stop	SF +	6.25%	(k)	11.67%	06/2025	161	160	—	161
Mendocino Farms, LLC	One stop	SF +	6.25%	(k)	11.67%	06/2025	122	121	—	122
Mendocino Farms, LLC	One stop	SF +	6.25%	(k)	11.67%	06/2025	122	121	—	122
Mendocino Farms, LLC	One stop	SF +	6.25%	(k)	11.67%	06/2025	60	60	—	60
Mendocino Farms, LLC	One stop	SF +	6.25%	(k)	11.67%	06/2025	432	428	0.1	432
Mendocino Farms, LLC	One stop	SF +	6.25%	(k)	11.67%	06/2025	270	268	—	270
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(l)	13.04%	06/2024	326	326	—	326
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(l)	13.04%	06/2024	115	115	—	115
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(l)	13.04%	06/2024	55	54	—	55
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(l)	13.04%	06/2024	—	—	—	—
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(l)	13.04%	06/2024	91	90	—	91
Wineshipping.com LLC^	One stop	SF +	5.75%	(l)	11.32%	10/2027	3,048	3,028	0.2	2,926
Wineshipping.com LLC	One stop	SF +	5.75%	(l)	11.20%	10/2027	83	80	—	80
Wineshipping.com LLC	One stop	SF +	5.75%	(b)(l)	11.47%	10/2027	63	63	—	60
							6,396	6,353	0.4	6,268
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC+(22)	One stop	SF +	6.50%	(l)	12.04%				06/2027	$5,334	$5,272	0.4%	$5,334
Borrower R365 Holdings, LLC#(22)	One stop	SF +	6.50%	(l)	12.04%				06/2027	444	438	—	444
Borrower R365 Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)				06/2027	—	(1)	—	—
Borrower R365 Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)				06/2027	—	(4)	—	—
Borrower R365 Holdings, LLC(22)	One stop	SF +	6.50%	(l)	12.04%				06/2027	191	189	—	191
Flavor Producers, LLC#(22)	Senior secured	SF +	6.50%	(b)(l)	10.24%	cash/	1.75%	PIK	12/2024	441	441	—	410
Flavor Producers, LLC(5)	Senior secured	SF +	6.50%		N/A(6)				09/2024	—	—	—	(1)
Kodiak Cakes, LLC+	Senior secured	SF +	8.75%	(l)	14.14%				06/2027	4,815	4,702	0.3	4,683
Kodiak Cakes, LLC	Senior secured	SF +	8.75%	(l)	14.14%				06/2026	150	146	—	146
Louisiana Fish Fry Products, Ltd.#~	One stop	SF +	6.25%	(l)	11.79%				07/2027	4,164	4,137	0.3	4,038
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(b)(k)(l)	12.06%				07/2027	76	75	—	72
MAPF Holdings, Inc.~^+	One stop	SF +	5.00%	(l)	10.54%				12/2026	14,918	14,837	1.1	14,918
MAPF Holdings, Inc.	One stop	SF +	5.00%	(l)	10.54%				12/2026	120	118	—	120
P&P Food Safety Holdings, Inc.~^	One stop	SF +	6.00%	(l)	11.54%				12/2026	7,124	7,071	0.5	6,910
P&P Food Safety Holdings, Inc.	One stop	SF +	6.00%	(l)	11.55%				12/2026	19	18	—	16
P&P Food Safety Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(17)	—	(76)
Ultimate Baked Goods Midco LLC#	One stop	SF +	6.25%	(k)	11.67%				08/2027	2,805	2,774	0.2	2,805
Ultimate Baked Goods Midco LLC(5)	One stop	SF +	6.25%		N/A(6)				08/2027	—	(1)	—	—
Whitebridge Pet Brands, LLC^	One stop	SF +	4.75%	(k)	10.17%				07/2027	8,979	8,913	0.6	8,979
Whitebridge Pet Brands, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2027	—	(2)	—	—
Wizard Bidco Limited#(8)(9)(10)	One stop	SN +	5.25%	(i)	10.44%				03/2029	3,234	3,452	0.2	3,105
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(i)	10.44%				09/2028	92	90	—	88
Wizard Bidco Limited#(8)(10)	One stop	SF +	6.50%	(l)	11.89%				03/2029	6,497	6,382	0.5	6,513
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	6.50%	(i)	11.69%				03/2029	2,170	2,156	0.2	2,175
Wizard Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.50%		N/A(6)				03/2029	—	(21)	—	—
										61,573	61,165	4.3	60,870
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior secured	SF +	8.25%	(m)	13.36%	09/2024	$182	$182	—%	$182
Coding Solutions Acquisition, Inc.#	One stop	SF +	5.50%	(k)	10.82%	05/2028	2,690	2,669	0.2	2,595
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(k)	10.82%	05/2028	14	13	—	12
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(k)	11.57%	05/2028	813	807	0.1	785
Coding Solutions Acquisition, Inc.#	One stop	SF +	6.00%	(l)	11.32%	05/2028	109	106	—	106
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	6.00%		N/A(6)	05/2028	—	(5)	—	(5)
Color Intermediate, LLC#	One stop	SF +	5.50%	(l)	10.99%	10/2029	6,078	5,973	0.4	5,895
Connexin Software, Inc.#+	One stop	SF +	8.50%	(l)	13.89%	02/2024	1,586	1,585	0.1	1,586
Connexin Software, Inc.	One stop	SF +	8.50%	(l)	13.89%	02/2024	10	10	—	10
Crow River Buyer, Inc.#	One stop	SF +	7.75%	(l)	13.12%	01/2029	2,466	2,422	0.2	2,466
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)	01/2029	—	(1)	—	—
ESO Solution, Inc.#+	One stop	SF +	7.00%	(l)	12.40%	05/2027	3,811	3,782	0.3	3,772
ESO Solution, Inc.	One stop	SF +	7.00%	(l)	12.33%	03/2027	43	42	—	42
HSI Halo Acquisition, Inc.#	One stop	SF +	5.75%	(m)	11.19%	08/2026	1,490	1,474	0.1	1,471
HSI Halo Acquisition, Inc.#	One stop	SF +	5.75%	(m)	11.19%	08/2026	786	786	0.1	776
HSI Halo Acquisition, Inc.~	One stop	SF +	5.75%	(m)	11.32%	08/2026	517	515	—	511
HSI Halo Acquisition, Inc.#	One stop	SF +	5.75%	(m)	11.19%	08/2026	499	489	—	493
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(m)	11.19%	08/2026	361	357	—	357
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(m)	11.19%	08/2026	302	300	—	298
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(b)(m)	11.59%	09/2025	46	46	—	46
HSI Halo Acquisition, Inc.#	One stop	SF +	6.25%	(m)	11.82%	08/2026	148	146	—	148
Neptune Holdings, Inc.#	One stop	SF +	6.00%	(m)	11.50%	09/2030	11,352	11,184	0.8	11,210
Neptune Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)	08/2029	—	(1)	—	(1)
Plasma Buyer LLC#	One stop	SF +	5.75%	(l)	11.14%	05/2029	2,769	2,725	0.2	2,548
Plasma Buyer LLC	One stop	SF +	5.75%	(l)	11.14%	05/2028	11	10	—	7
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)	05/2029	—	(6)	—	—
QF Holdings, Inc.	One stop	SF +	6.25%	(l)	11.72%	12/2027	305	302	—	305
Qgenda Intermediate Holdings, LLC+	One stop	SF +	5.00%	(l)	10.49%	06/2025	5,608	5,586	0.4	5,496
Qgenda Intermediate Holdings, LLC~	One stop	SF +	5.00%	(l)	10.49%	06/2025	4,935	4,936	0.3	4,836
Qgenda Intermediate Holdings, LLC~	One stop	SF +	5.00%	(l)	10.49%	06/2025	2,388	2,388	0.2	2,340
Qgenda Intermediate Holdings, LLC+	One stop	SF +	5.00%	(l)	10.49%	06/2025	669	667	0.1	656
Qgenda Intermediate Holdings, LLC	One stop	SF +	5.00%	(l)	10.49%	06/2025	100	100	—	98
Transaction Data Systems, Inc.~+	One stop	SF +	4.50%	(l)	10.04%	02/2026	11,058	10,946	0.8	11,058
Transaction Data Systems, Inc.	One stop	SF +	4.50%	(k)	9.93%	02/2026	77	76	—	77
Veranex, Inc.	Senior secured	SF +	5.25%	(m)	10.54%	04/2028	372	370	—	316
Veranex, Inc.#	Senior secured	SF +	5.25%	(m)	10.64%	04/2028	198	196	—	168
Veranex, Inc.	Senior secured	SF +	5.25%	(m)	10.63%	04/2028	50	50	—	43
							61,843	61,227	4.3	60,703
Healthcare Equipment and Supplies
Aspen Medical Products, LLC~	One stop	SF +	5.25%	(l)	10.76%	06/2025	937	934	0.1	937
Aspen Medical Products, LLC#	One stop	SF +	5.25%	(l)	10.76%	06/2025	60	60	—	60
Aspen Medical Products, LLC	One stop	SF +	5.25%		N/A(6)	06/2025	—	—	—	—
Baduhenna Bidco Limited(8)(10)	One stop	SF +	5.95%	(j)	11.51%	08/2028	2,330	2,301	0.2	2,330
Baduhenna Bidco Limited(8)(9)(10)	One stop	E +	5.95%	(d)	9.72%	08/2028	1,318	1,457	0.1	1,318
Baduhenna Bidco Limited(8)(9)(10)	One stop	SN +	5.95%	(i)	11.26%	08/2028	371	417	—	371
Baduhenna Bidco Limited(8)(9)(10)	One stop	E +	5.95%	(d)	9.92%	08/2028	314	327	—	314
Baduhenna Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.95%		N/A(6)	08/2028	—	(6)	—	—
Belmont Instrument, LLC^	One stop	SF +	6.25%	(l)	11.64%	08/2028	4,851	4,812	0.3	4,851
Belmont Instrument, LLC	One stop	SF +	6.25%	(l)	11.64%	08/2028	33	32	—	33
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Blades Buyer, Inc.#~	Senior secured	SF +	5.00%	(l)(m)	10.45%	03/2028	$2,467	$2,444	0.2%	$2,442
Blades Buyer, Inc.#	Senior secured	SF +	5.00%	(k)	10.33%	03/2028	1,106	1,098	0.1	1,095
Blades Buyer, Inc.#	Senior secured	SF +	5.25%	(k)	10.68%	03/2028	459	454	—	459
Blades Buyer, Inc.(5)	Senior secured	SF +	4.75%		N/A(6)	03/2028	—	(1)	—	(2)
Blue River Pet Care, LLC~^	One stop	SF +	5.75%	(l)	11.27%	07/2026	12,923	12,828	0.9	12,794
Blue River Pet Care, LLC(5)	One stop	SF +	5.75%		N/A(6)	07/2026	—	(20)	—	(32)
Blue River Pet Care, LLC#	One stop	SF +	5.75%	(l)	11.27%	07/2026	2,757	2,740	0.2	2,729
Blue River Pet Care, LLC#	One stop	SF +	5.75%	(l)	11.27%	07/2026	2,650	2,633	0.2	2,623
Blue River Pet Care, LLC	One stop	SF +	5.75%	(k)(l)	11.24%	08/2025	62	61	—	60
Blue River Pet Care, LLC#	One stop	SF +	5.75%	(l)	11.27%	07/2026	11,824	11,750	0.8	11,706
Blue River Pet Care, LLC	One stop	SF +	5.75%	(l)	11.27%	07/2026	2,624	2,607	0.2	2,597
CCSL Holdings, LLC~(8)	One stop	SF +	6.00%	(k)	11.42%	12/2026	6,039	5,937	0.4	5,978
CCSL Holdings, LLC#(8)	One stop	SF +	6.00%	(k)	11.42%	12/2026	1,630	1,604	0.1	1,614
CCSL Holdings, LLC#(8)(9)	One stop	SN +	6.00%	(i)	11.29%	12/2026	946	959	0.1	936
CCSL Holdings, LLC(5)(8)	One stop	SF +	6.00%		N/A(6)	12/2026	—	(4)	—	(3)
CCSL Holdings, LLC(5)(8)	One stop	SF +	6.00%		N/A(6)	12/2026	—	(18)	—	(10)
CCSL Holdings, LLC(5)(8)	One stop	SF +	6.00%		N/A(6)	12/2028	—	(11)	—	(11)
CMI Parent Inc.~+	Senior secured	SF +	4.75%	(k)	10.17%	08/2025	14,064	14,006	1.0	14,064
CMI Parent Inc.+	Senior secured	SF +	4.75%	(k)	10.17%	08/2025	6,537	6,505	0.5	6,537
CMI Parent Inc.#	Senior secured	SF +	4.75%	(k)	10.17%	08/2025	6,132	6,093	0.4	6,132
CMI Parent Inc.(5)	Senior secured	SF +	4.75%		N/A(6)	08/2025	—	(1)	—	—
							82,434	81,998	5.8	81,922

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC	One stop	SF +	5.50%	(k)	10.92%				12/2027	$6,986	$6,927	0.5%	$6,732
AAH TOPCO, LLC (22)	Subordinated debt	N/A			11.50%	PIK			12/2031	1,221	1,205	0.1	1,123
AAH TOPCO, LLC #	One stop	SF +	5.50%	(k)	10.92%				12/2027	516	512	—	500
AAH TOPCO, LLC (5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	—	—	(2)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(22)	Subordinated debt	SF +	10.50%	(k)	15.92%				03/2028	13,834	13,680	1.0	13,834
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC~	One stop	SF +	6.13%	(l)	11.65%				03/2027	1,824	1,810	0.1	1,824
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.13%	(l)	11.65%				03/2027	1,525	1,509	0.1	1,525
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(22)	Subordinated debt	SF +	10.50%	(k)	15.92%				03/2028	866	858	0.1	866
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	SF +	6.25%	(k)	11.67%				03/2027	693	686	—	693
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(22)	Subordinated debt	SF +	10.50%	(k)	15.92%				03/2028	331	329	—	331
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	SF +	6.25%	(k)(l)	11.68%				03/2027	328	327	—	328
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	SF +	6.00%		N/A(6)				03/2027	—	(1)	—	—
Bamboo US Bidco LLC#	One stop	SF +	6.00%	(k)	11.32%				09/2030	243	235	—	235
Bamboo US Bidco LLC#(8)(9)	One stop	E +	6.00%	(c)	9.86%				09/2030	160	155	—	155
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(2)
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)				09/2030	—	(1)	—	(1)
Community Care Partners, LLC#	One stop	SF +	6.00%	(k)	11.43%				06/2026	1,200	1,193	0.1	1,128
Community Care Partners, LLC(5)	One stop	SF +	6.00%		N/A(6)				06/2026	—	(1)	—	—
CRH Healthcare Purchaser, Inc.#	Senior secured	SF +	4.75%	(l)	10.29%				12/2024	3,926	3,911	0.3	3,868
CRH Healthcare Purchaser, Inc.~	Senior secured	SF +	4.75%	(l)	10.29%				12/2024	1,656	1,650	0.1	1,632
CRH Healthcare Purchaser, Inc.#	Senior secured	SF +	4.75%	(l)	10.29%				12/2024	1,239	1,234	0.1	1,220
CRH Healthcare Purchaser, Inc.#	Senior secured	SF +	4.75%	(l)	10.29%				12/2024	839	836	0.1	826
CRH Healthcare Purchaser, Inc.	Senior secured	SF +	4.75%	(l)	10.29%				12/2024	100	99	—	98
Datix Bidco Limited(8)(9)(10)	Senior secured	SN +	4.50%	(i)	9.69%				04/2025	23,024	25,540	1.6	22,794
Datix Bidco Limited(8)(9)(10)	Second lien	SN +	7.75%	(i)	12.94%				04/2026	8,170	9,040	0.6	8,129
Datix Bidco Limited(8)(9)(10)	Senior secured	SN +	4.50%	(i)	9.69%				04/2025	4,264	4,697	0.3	4,222
Datix Bidco Limited(8)(10)	Senior secured	SF +	4.50%	(m)	9.53%				04/2025	183	183	—	182
Datix Bidco Limited(8)(10)	Senior secured	SF +	4.50%	(m)	9.53%				09/2024	7	7	—	6
Datix Bidco Limited(8)(10)	Second lien	SF +	7.75%	(m)	12.78%				04/2026	58	58	—	58
Elite Dental Partners LLC(7)(22)	One stop	SF +	5.25%	(l)	10.79%	PIK			09/2024	1,989	1,889	0.1	1,153
Elite Dental Partners LLC(7)(22)	One stop	SF +	12.00%	(l)	17.54%	PIK			09/2024	911	839	—	683
Elite Dental Partners LLC(22)	One stop	SF +	5.25%	(l)	10.79%	PIK			09/2024	214	214	—	214
Emerge Intermediate, Inc.#(22)	One stop	SF +	7.25%	(k)	11.42%	cash/	1.25%	PIK	05/2024	2,301	2,294	0.2	2,301
Emerge Intermediate, Inc.#(22)	One stop	SF +	7.25%	(k)	11.42%	cash/	1.25%	PIK	05/2024	218	218	—	218
Emerge Intermediate, Inc.(22)	One stop	SF +	7.25%	(k)	11.43%	cash/	1.25%	PIK	05/2024	67	66	—	67
Encorevet Group LLC	One stop	SF +	6.75%	(l)	12.32%				11/2024	14,482	14,441	1.0	14,047
Encorevet Group LLC	One stop	SF +	6.75%	(l)	12.32%				11/2024	7,454	7,428	0.5	7,230
Encorevet Group LLC~	Senior secured	SF +	6.75%	(l)	12.32%				11/2024	3,930	3,921	0.3	3,812
Encorevet Group LLC	One stop	SF +	6.75%	(l)	12.32%				11/2024	1,960	1,954	0.1	1,901
Encorevet Group LLC~	Senior secured	SF +	6.75%	(l)	12.32%				11/2024	1,764	1,764	0.1	1,711
Encorevet Group LLC~	Senior secured	SF +	6.75%	(l)	12.32%				11/2024	1,098	1,096	0.1	1,065
Encorevet Group LLC	Senior secured	SF +	6.75%	(l)	12.32%				11/2024	912	910	0.1	884
Encorevet Group LLC	One stop	SF +	6.75%	(l)	12.32%				11/2024	649	647	0.1	630
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Encorevet Group LLC	One stop	SF +	6.75%	(l)	12.32%	11/2024	$621	$619	—%	$603
Encorevet Group LLC	One stop	SF +	6.75%	(l)	12.32%	11/2024	563	560	—	546
Encorevet Group LLC	One stop	SF +	6.75%	(l)	12.32%	11/2024	387	386	—	376
Encorevet Group LLC	One stop	SF +	6.75%	(l)	12.32%	11/2024	242	241	—	234
Encorevet Group LLC	Senior secured	SF +	6.75%	(l)	12.32%	11/2024	157	157	—	152
Encorevet Group LLC	One stop	SF +	6.75%	(l)	12.32%	11/2024	118	117	—	114
Encorevet Group LLC	Senior secured	SF +	6.75%	(l)	12.28%	11/2024	47	47	—	45
ERC Topco Holdings, LLC#^	One stop	SF +	5.50%	(l)	11.15%	11/2028	17,399	17,282	1.0	14,440
ERC Topco Holdings, LLC	One stop	SF +	5.50%	(l)	11.10%	11/2027	60	59	—	37
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	5.75%	(h)	11.25%	03/2027	3,368	3,544	0.2	3,368
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	5.75%	(h)	11.25%	03/2027	2,465	2,510	0.2	2,465
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	5.75%	(h)	11.25%	03/2027	2,293	2,429	0.2	2,293
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(12)	One stop	SF +	5.75%	(l)	11.27%	03/2027	1,035	1,025	0.1	1,035
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(9)(12)	One stop	C +	5.75%	(h)	11.25%	03/2027	710	715	0.1	710
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(12)	One stop	SF +	5.75%	(l)	11.27%	03/2027	460	456	—	460
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	5.75%	(h)	11.25%	03/2027	398	389	—	398
Heartland Veterinary Partners LLC#	Senior secured	SF +	4.75%	(k)	10.17%	12/2026	2,397	2,382	0.2	2,349
Heartland Veterinary Partners LLC#	Senior secured	SF +	4.75%	(k)	10.17%	12/2026	379	376	—	371
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%		N/A(6)	12/2026	—	—	—	—
Klick Inc.^(8)(12)	Senior secured	SF +	4.50%	(l)	9.99%	03/2028	3,874	3,849	0.3	3,874
Klick Inc.(5)(8)(12)	Senior secured	SF +	4.50%		N/A(6)	03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC~	Senior secured	SF +	5.25%	(l)	10.79%	05/2025	786	783	0.1	786
Krueger-Gilbert Health Physics, LLC~	Senior secured	SF +	5.25%	(l)	10.79%	05/2025	461	460	—	461
Krueger-Gilbert Health Physics, LLC	Senior secured	SF +	5.25%	(l)	10.79%	05/2025	319	317	—	319
Krueger-Gilbert Health Physics, LLC~	Senior secured	SF +	5.25%	(l)	10.79%	05/2025	124	124	—	124
Krueger-Gilbert Health Physics, LLC	Senior secured	SF +	5.25%	(l)	10.79%	05/2025	30	30	—	30
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(9)(12)	One stop	C +	5.50%	(h)	11.01%	05/2028	6,928	7,684	0.5	6,582
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	SF +	5.50%	(l)	11.04%	05/2028	1,660	1,644	0.1	1,577
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	SF +	5.50%	(l)	11.04%	05/2028	1,097	1,089	0.1	1,042
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C +	5.50%	(h)	11.01%	05/2028	422	456	—	401
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C +	5.50%	(h)	11.01%	05/2028	220	231	—	209
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C +	5.50%	(h)	11.01%	05/2026	182	184	—	177
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(12)	One stop	SF +	5.50%	(l)	11.04%	05/2028	77	75	—	74
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(12)	One stop	SF +	5.50%	(l)	11.04%	05/2026	80	79	—	77
Opening Day Borrower 111 LLC(7)(22)	One stop	SF +	6.25%	(l)	11.79%	05/2027	1,462	1,324	0.1	1,316
Opening Day Borrower 111 LLC(7)(22)	One stop	SF +	6.25%	(l)	11.79%	05/2027	559	518	—	503
Opening Day Borrower 111 LLC(5)(7)	One stop	SF +	6.25%		N/A(6)	05/2027	—	—	—	(18)
Suveto Buyer, LLC	One stop	SF +	4.25%	(k)	9.67%	09/2027	8,356	8,302	0.6	8,106
Suveto Buyer, LLC	One stop	SF +	4.25%	(k)	9.67%	09/2027	24	23	—	19
							170,902	174,823	11.5	163,875
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(l)	11.57%				08/2028	$3,830	$3,799	0.3%	$3,830
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	—
Barteca Restaurants, LLC	One stop	SF +	6.00%	(l)	11.57%				08/2028	257	249	—	257
BJH Holdings III Corp.#~^	One stop	SF +	4.50%	(l)	9.90%				08/2025	20,996	20,886	1.5	20,785
BJH Holdings III Corp.	One stop	SF +	4.50%	(k)(l)	9.92%				08/2025	140	137	—	136
Davidson Hotel Company, LLC^	One stop	SF +	5.25%	(k)	10.67%				07/2025	1,354	1,347	0.1	1,354
Davidson Hotel Company, LLC	One stop	SF +	5.25%	(k)	10.67%				07/2025	331	330	—	331
Davidson Hotel Company, LLC	One stop	SF +	5.25%		N/A(6)				07/2025	—	—	—	—
EOS Fitness Opco Holdings, LLC#	One stop	SF +	4.75%	(m)	10.34%				01/2026	1,882	1,871	0.1	1,854
EOS Fitness Opco Holdings, LLC#	One stop	SF +	4.75%	(m)	10.34%				01/2026	361	359	—	356
EOS Fitness Opco Holdings, LLC	One stop	SF +	4.75%	(b)(l)(m)	11.00%				01/2026	52	52	—	52
EOS Fitness Opco Holdings, LLC	One stop	SF +	4.75%	(l)	10.29%				01/2026	197	196	—	194
ESN Venture Holdings, LLC#^	One stop	SF +	6.00%	(l)	11.39%				10/2028	1,839	1,816	0.1	1,839
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(l)	11.39%				10/2028	16	14	—	16
ESN Venture Holdings, LLC	One stop	SF +	6.00%	(l)(m)	11.27%				10/2028	85	74	—	85
Harri US LLC+(22)	One stop	SF +	10.00%	(l)	11.57%	cash/	4.00%	PIK	08/2026	362	334	—	363
Harri US LLC(22)	One stop	SF +	10.00%	(l)	11.57%	cash/	4.00%	PIK	08/2026	245	244	—	246
Harri US LLC	One stop	SF +	10.00%		N/A(6)				08/2026	—	—	—	—
Harri US LLC(22)	One stop	SF +	10.00%	(l)	11.57%	cash/	4.00%	PIK	08/2026	237	236	—	240
Health Buyer, LLC#	Senior secured	SF +	5.25%	(b)(l)	10.80%				04/2029	1,334	1,318	0.1	1,288
Health Buyer, LLC(5)	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	(1)
Health Buyer, LLC#	Senior secured	SF +	5.50%	(l)	10.89%				04/2029	614	599	—	598
Health Buyer, LLC(5)	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	(4)	—	(4)
SSRG Holdings, LLC~^	One stop	SF +	4.75%	(l)	10.29%				11/2025	6,875	6,850	0.5	6,875
SSRG Holdings, LLC	One stop	SF +	4.75%	(l)	10.29%				11/2025	20	20	—	20
Tropical Smoothie Cafe Holdings, LLC#^	One stop	SF +	4.75%	(l)	10.27%				09/2026	9,223	9,159	0.7	9,223
Tropical Smoothie Cafe Holdings, LLC~	One stop	SF +	4.75%	(k)(l)	10.30%				09/2026	4,854	4,813	0.4	4,854
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF +	4.75%	(l)	10.27%				09/2026	2,140	2,124	0.2	2,140
Tropical Smoothie Cafe Holdings, LLC(5)	One stop	SF +	4.75%		N/A(6)				09/2026	—	(1)	—	—
YE Brands Holding, LLC#	One stop	SF +	5.75%	(k)	11.18%				10/2027	12,860	12,734	0.9	12,732
YE Brands Holding, LLC(5)	One stop	SF +	5.50%		N/A(6)				10/2027	—	—	—	(1)
										70,104	69,555	4.9	69,662

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
Groundworks LLC#	One stop	SF +	6.50%	(l)	11.81%				03/2030	$3,687	$3,587	0.3%	$3,687
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2030	—	(9)	—	—
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2029	—	(1)	—	—
										3,687	3,577	0.3	3,687
Household Products
WU Holdco, Inc.~	One stop	SF +	5.50%	(l)	11.04%				03/2026	1,196	1,192	0.1	1,161
WU Holdco, Inc.#	One stop	SF +	5.50%	(l)	11.04%				03/2026	426	426	—	413
WU Holdco, Inc.	One stop	SF +	5.50%	(l)	11.04%				03/2026	111	110	—	107
WU Holdco, Inc.	One stop	SF +	5.50%	(l)	11.04%				03/2025	18	18	—	18
										1,751	1,746	0.1	1,699
Industrial Conglomerates
Arch Global CCT Holdings Corp.#	Senior secured	SF +	4.75%	(l)	10.22%				04/2026	895	894	0.1	878
Arch Global CCT Holdings Corp.	Senior secured	SF +	4.75%	(l)	10.24%				04/2026	469	467	—	460
Arch Global CCT Holdings Corp.#	Senior secured	SF +	4.75%	(l)	10.23%				04/2026	500	499	—	490
Arch Global CCT Holdings Corp.	Senior secured	SF +	4.75%		N/A(6)				04/2025	—	—	—	—
Dwyer Instruments, Inc.#	One stop	SF +	5.75%	(b)(l)	11.25%				07/2027	2,004	1,974	0.2	2,004
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(k)(l)	11.23%				07/2027	12	11	—	12
Dwyer Instruments, Inc.(5)	One stop	SF +	5.75%		N/A(6)				07/2027	—	(4)	—	—
Essential Services Holdings Corporation#^	One stop	SF +	5.75%	(l)	11.15%				11/2026	21,962	21,831	1.5	21,522
Essential Services Holdings Corporation(5)	One stop	SF +	5.75%		N/A(6)				11/2025	—	(1)	—	(2)
Excelitas Technologies Corp.#	One stop	SF +	5.75%	(l)	11.21%				08/2029	3,693	3,632	0.3	3,655
Excelitas Technologies Corp.#(8)(9)	One stop	E +	5.75%	(d)	9.54%				08/2029	604	580	—	598
Excelitas Technologies Corp.	One stop	SF +	5.75%	(l)	11.27%				08/2028	132	128	—	130
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(6)	—	(4)
Specialty Measurement Bidco Limited#(8)(10)	One stop	SF +	6.00%	(j)	11.57%				11/2027	3,185	3,132	0.2	3,185
Specialty Measurement Bidco Limited#(8)(9)(10)	One stop	E +	6.00%	(d)	9.78%				11/2027	2,830	3,136	0.2	2,830
Specialty Measurement Bidco Limited(8)(9)(10)	One stop	E +	6.00%	(d)	9.78%				11/2027	1,392	1,377	0.1	1,392
Specialty Measurement Bidco Limited#(8)(10)	One stop	SF +	6.25%	(j)	11.81%				11/2027	1,257	1,235	0.1	1,260
Specialty Measurement Bidco Limited(8)(9)(10)	One stop	E +	6.25%	(d)	10.03%				11/2027	647	663	0.1	648
Specialty Measurement Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.25%		N/A(6)				11/2027	—	(18)	—	—
										39,582	39,530	2.8	39,058
Insurance
Accession Risk Management Group, Inc.~+	One stop	SF +	5.50%	(l)	11.02%				10/2026	12,087	11,967	0.8	11,784
Accession Risk Management Group, Inc.#^	One stop	SF +	5.50%	(l)	11.04%				10/2026	3,801	3,777	0.3	3,705
Accession Risk Management Group, Inc.~+	One stop	SF +	5.50%	(l)	11.03%				10/2026	3,104	3,006	0.2	3,026
Accession Risk Management Group, Inc.^	One stop	SF +	5.50%	(l)	11.07%				10/2026	2,882	2,862	0.2	2,810
Accession Risk Management Group, Inc.(5)	One stop	SF +	5.50%		N/A(6)				10/2026	—	(1)	—	(2)
Accession Risk Management Group, Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2026	—	(42)	—	(44)
Alera Group, Inc.#	One stop	SF +	6.00%	(k)	11.42%				10/2028	10,668	10,592	0.8	10,561
Alera Group, Inc.^	One stop	SF +	6.00%	(k)	11.42%				10/2028	3,451	3,428	0.2	3,416
Alera Group, Inc.^	One stop	SF +	6.00%	(k)	11.42%				10/2028	3,032	2,999	0.2	3,001
AMBA Buyer, Inc.^	One stop	SF +	5.25%	(l)	10.74%				07/2027	1,358	1,349	0.1	1,344
AMBA Buyer, Inc.	One stop	SF +	5.25%	(l)	10.74%				07/2027	404	403	—	400
AMBA Buyer, Inc.#	One stop	SF +	5.25%	(l)	10.74%				07/2027	339	336	—	335
AMBA Buyer, Inc.	One stop	SF +	5.25%	(k)	10.67%				07/2027	4	4	—	4
AMBA Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2027	—	(2)	—	(4)
Captive Resources Midco, LLC#(22)	One stop	SF +	5.25%	(k)	5.29%	cash/	5.78%	PIK	07/2029	4,968	4,890	0.3	4,968
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(3)	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Disco Parent, Inc.#	One stop	SF +	7.50%	(l)	12.92%				03/2029	$2,177	$2,127	0.1%	$2,123
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	(1)
Integrated Specialty Coverages, LLC#	One stop	SF +	6.00%	(k)(l)(m)	11.38%				07/2030	1,801	1,757	0.1	1,756
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	(1)
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(5)	—	(5)
Integrity Marketing Acquisition, LLC^	Senior secured	SF +	6.05%	(l)	11.57%				08/2026	1,367	1,352	0.1	1,360
Integrity Marketing Acquisition, LLC	One stop	SF +	6.02%	(l)	11.53%				08/2026	1,115	1,098	0.1	1,104
Integrity Marketing Acquisition, LLC	Senior secured	SF +	6.05%	(l)	11.57%				08/2026	903	897	0.1	899
Integrity Marketing Acquisition, LLC	Senior secured	SF +	6.05%	(l)	11.57%				08/2026	681	673	—	677
Integrity Marketing Acquisition, LLC	Senior secured	SF +	6.02%	(l)	11.54%				08/2026	681	676	—	676
Integrity Marketing Acquisition, LLC~	One stop	SF +	5.80%	(l)	11.32%				08/2026	352	349	—	348
Integrity Marketing Acquisition, LLC	Senior secured	SF +	5.80%	(l)	11.32%				08/2026	309	307	—	305
Integrity Marketing Acquisition, LLC	One stop	SF +	5.80%	(l)	11.32%				08/2026	187	185	—	184
Integrity Marketing Acquisition, LLC	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
Integrity Marketing Acquisition, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2026	—	(14)	—	(29)
J.S. Held Holdings, LLC~+	One stop	SF +	5.50%	(l)	11.04%				07/2025	18,209	18,078	1.3	18,028
J.S. Held Holdings, LLC^	One stop	SF +	5.50%	(l)	11.04%				07/2025	3,992	3,958	0.3	3,952
J.S. Held Holdings, LLC#	One stop	SF +	5.50%	(l)	11.04%				07/2025	3,861	3,820	0.3	3,823
J.S. Held Holdings, LLC	One stop	SF +	5.50%	(l)	11.04%				07/2025	1,211	1,194	0.1	1,186
J.S. Held Holdings, LLC	One stop	SF +	5.50%	(l)	11.04%				07/2025	48	47	—	46
J.S. Held Holdings, LLC#	One stop	SF +	5.50%	(l)	11.04%				07/2025	2,254	2,242	0.2	2,232
Keystone Agency Partners LLC^	Senior secured	SF +	5.50%	(l)	11.04%				05/2027	2,724	2,694	0.2	2,724
Keystone Agency Partners LLC#	Senior secured	SF +	5.50%	(l)	11.04%				05/2027	774	765	0.1	774
Keystone Agency Partners LLC	Senior secured	SF +	5.50%	(l)	11.04%				05/2027	864	852	0.1	864
Illumifin Corporation#(22)	One stop	SF +	7.00%	(l)	6.58%	cash/	6.00%	PIK	09/2027	1,284	1,267	0.1	1,104
Majesco~+	One stop	SF +	7.38%	(l)	12.77%				09/2027	7,416	7,342	0.5	7,416
Majesco(5)	One stop	SF +	7.38%		N/A(6)				09/2026	—	(2)	—	—
Norvax, LLC#+(8)	Senior secured	SF +	7.50%	(k)	12.92%				09/2025	12,298	12,227	0.9	12,298
Norvax, LLC#(8)	Senior secured	SF +	7.50%	(k)	12.92%				09/2025	4,019	3,976	0.3	4,019
Paisley Bidco Limited(8)(9)(10)	One stop	E +	6.50%	(d)	10.21%				03/2028	740	735	0.1	740
Paisley Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.75%		N/A(6)				03/2028	—	(28)	—	—
Paisley Bidco Limited(8)(9)(10)	One stop	E +	6.50%		N/A(6)				03/2028	—	—	—	—
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(1)	—	—
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.50%	(m)	11.97%				05/2030	2,626	2,576	0.2	2,626
Pareto Health Intermediate Holdings, Inc.#	One stop	SF +	6.50%	(m)	11.97%				05/2030	7,879	7,729	0.6	7,879
Patriot Growth Insurance Services, LLC#^	One stop	SF +	5.75%	(l)	11.28%				10/2028	4,652	4,619	0.3	4,559
Patriot Growth Insurance Services, LLC	One stop	SF +	5.75%	(b)(l)	11.29%				10/2028	620	613	—	601
Patriot Growth Insurance Services, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2028	—	—	—	(1)
People Corporation#(8)(9)(12)	One stop	C +	6.25%	(h)	11.75%				02/2028	5,332	5,649	0.4	5,332
People Corporation(8)(9)(12)	One stop	C +	6.25%	(h)	11.75%				02/2028	1,741	1,894	0.1	1,741
People Corporation(8)(9)(12)	One stop	C +	5.75%	(h)	11.21%				02/2028	4,492	4,545	0.3	4,413
People Corporation(5)(8)(9)(12)	One stop	C +	6.25%		N/A(6)				02/2027	—	(2)	—	(4)
People Corporation(8)(9)(12)	One stop	C +	6.00%	(g)	11.44%				02/2028	103	89	—	75
Sunstar Insurance Group, LLC	Senior secured	SF +	6.00%	(l)	11.54%				10/2026	371	369	—	371
Sunstar Insurance Group, LLC#	Senior secured	SF +	6.00%	(l)	11.54%				10/2026	308	305	—	308
Sunstar Insurance Group, LLC	Senior secured	SF +	6.00%	(l)	11.54%				10/2026	156	154	—	156
Sunstar Insurance Group, LLC	Senior secured	SF +	6.00%	(k)	11.42%				10/2026	2	2	—	2
										143,647	142,673	10.0	141,964
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Internet & Catalog Retail
Revalize, Inc.~+	One stop	SF +	5.75%	(l)	11.29%				04/2027	$5,861	$5,827	0.4%	$5,509
Revalize, Inc.+	One stop	SF +	5.75%	(l)	11.29%				04/2027	3,431	3,410	0.2	3,225
Revalize, Inc.#	One stop	SF +	5.75%	(l)	11.29%				04/2027	2,028	2,020	0.1	1,906
Revalize, Inc.+	One stop	SF +	5.75%	(l)	11.29%				04/2027	1,701	1,691	0.1	1,599
Revalize, Inc.+	One stop	SF +	5.75%	(l)	11.29%				04/2027	1,025	1,019	0.1	963
Revalize, Inc.#	One stop	SF +	5.75%	(l)	11.29%				04/2027	791	786	0.1	744
Revalize, Inc.	One stop	SF +	5.75%	(l)	11.24%				04/2027	191	185	—	179
Revalize, Inc.	One stop	SF +	5.75%	(l)	11.30%				04/2027	29	27	—	15
										15,057	14,965	1.0	14,140
IT Services
Acquia, Inc.+	One stop	L +	7.00%	(a)	12.34%				10/2025	2,442	2,430	0.2	2,442
Acquia, Inc.	One stop	SF +	7.00%	(l)(m)	12.67%				10/2025	27	27	—	27
CivicPlus, LLC+(22)	One stop	SF +	6.50%	(l)	9.57%	cash/	2.50%	PIK	08/2027	2,684	2,662	0.2	2,657
CivicPlus, LLC#(22)	One stop	SF +	6.50%	(l)	9.57%	cash/	2.50%	PIK	08/2027	1,597	1,585	0.1	1,581
CivicPlus, LLC#(22)	One stop	SF +	6.50%	(l)	9.57%	cash/	2.50%	PIK	08/2027	1,258	1,248	0.1	1,246
CivicPlus, LLC(22)	One stop	SF +	11.75%	(m)	17.00%	PIK			06/2034	234	229	—	232
CivicPlus, LLC	One stop	SF +	6.00%	(k)	11.42%				08/2027	6	6	—	6
Critical Start, Inc.#(22)	One stop	SF +	6.75%	(l)	8.46%	cash/	3.63%	PIK	05/2028	1,721	1,708	0.1	1,703
Critical Start, Inc.(5)	One stop	SF +	6.75%		N/A(6)				05/2028	—	(1)	—	(1)
Critical Start, Inc.#(22)	One stop	SF +	6.75%	(l)	8.46%	cash/	3.63%	PIK	05/2028	800	786	0.1	792
Delinea Inc.+	One stop	SF +	5.75%	(l)	11.29%				03/2028	6,431	6,369	0.5	6,302
Delinea Inc.+	One stop	SF +	5.75%	(l)	11.29%				03/2028	3,773	3,742	0.3	3,698
Delinea Inc.(5)	One stop	SF +	5.75%		N/A(6)				03/2027	—	(2)	—	(4)
Optimizely North America, Inc.+	One stop	SF +	5.50%	(l)	11.04%				04/2026	4,851	4,813	0.3	4,754
Optimizely North America, Inc.(8)(9)	One stop	E +	5.75%	(d)	9.69%				04/2026	4,216	4,565	0.3	4,132
Optimizely North America, Inc.+	One stop	SF +	5.50%	(l)	11.04%				04/2026	2,656	2,643	0.2	2,603
Optimizely North America, Inc.#	One stop	SF +	5.50%	(l)	11.04%				04/2026	1,504	1,490	0.1	1,473
Optimizely North America, Inc.(5)	One stop	SF +	5.50%		N/A(6)				04/2026	—	(1)	—	(7)
Optimizely North America, Inc.(5)	One stop	SF +	5.50%		N/A(6)				04/2026	—	(8)	—	(38)
Goldcup 31018 AB#(8)(9)(17)(22)	One stop	E +	6.50%	(e)	10.43%	PIK			07/2029	4,252	4,010	0.3	4,209
Goldcup 31018 AB(5)(8)(9)(17)	One stop	E +	6.25%		N/A(6)				01/2029	—	(2)	—	(1)
Goldcup 31018 AB(8)(9)(17)(22)	One stop	E +	6.50%	(e)	10.43%	PIK			07/2029	397	391	—	390
Infinisource, Inc.#~	One stop	SF +	4.50%	(m)	10.09%				10/2026	10,139	10,076	0.7	10,139
Infinisource, Inc.^	One stop	SF +	4.50%	(m)	10.09%				10/2026	6,440	6,400	0.5	6,440
Infinisource, Inc.+	One stop	SF +	4.50%	(m)	10.09%				10/2026	4,844	4,816	0.4	4,844
Infinisource, Inc.+	One stop	SF +	4.50%	(m)	10.09%				10/2026	3,263	3,243	0.2	3,263
Infinisource, Inc.+	One stop	SF +	4.50%	(m)	10.09%				10/2026	1,925	1,875	0.1	1,925
Infinisource, Inc.#	One stop	SF +	4.50%	(m)	10.09%				10/2026	1,680	1,671	0.1	1,680
Infinisource, Inc.#	One stop	SF +	4.50%	(m)	10.09%				10/2026	1,438	1,430	0.1	1,438
Infinisource, Inc.#	One stop	SF +	4.50%	(m)	10.09%				10/2026	1,200	1,191	0.1	1,200
Infinisource, Inc.#	One stop	SF +	4.50%	(m)	10.09%				10/2026	574	521	—	574
Infinisource, Inc.(5)	One stop	SF +	4.50%		N/A(6)				10/2026	—	(1)	—	—
Infinisource, Inc.	One stop	SF +	4.50%	(l)	10.06%				10/2026	213	195	—	213
Netwrix Corporation^	One stop	SF +	5.00%	(l)(m)	10.37%				06/2029	2,108	2,093	0.1	2,066
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(3)	—	(12)
Netwrix Corporation	One stop	SF +	5.00%	(m)	10.47%				06/2029	44	42	—	40
PCS Intermediate II Holdings, LLC~	One stop	SF +	5.25%	(l)	10.77%				01/2026	4,771	4,752	0.3	4,771
PCS Intermediate II Holdings, LLC#	One stop	SF +	5.25%	(l)	10.77%				01/2026	698	695	—	698
PCS Intermediate II Holdings, LLC	One stop	SF +	5.25%		N/A(6)				01/2026	—	—	—	—
Recordxtechnologies, LLC#~(22)	One stop	SF +	6.50%	(l)	11.89%				12/2025	18,341	18,226	1.3	17,974
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Recordxtechnologies, LLC(22)	One stop	SF +	6.50%	(l)	11.89%	12/2025	$1,673	$1,664	0.1%	$1,640
Recordxtechnologies, LLC(22)	One stop	SF +	6.50%	(l)	11.89%	12/2025	147	146	—	143
Red Dawn SEI Buyer, Inc.~^	Senior secured	SF +	4.25%	(l)	9.74%	11/2025	13,165	13,108	0.9	12,968
Red Dawn SEI Buyer, Inc.#(8)(9)	Senior secured	SN +	4.50%	(i)	9.69%	11/2025	8,371	9,359	0.6	8,288
Red Dawn SEI Buyer, Inc.#	Senior secured	SF +	4.25%	(l)	9.74%	11/2025	2,341	2,333	0.2	2,306
Red Dawn SEI Buyer, Inc.#	Senior secured	SF +	4.50%	(l)	9.99%	11/2025	2,183	2,173	0.2	2,161
Red Dawn SEI Buyer, Inc.#	Senior secured	SF +	4.50%	(l)	9.99%	11/2025	2,504	2,490	0.2	2,479
Red Dawn SEI Buyer, Inc.	Senior secured	SF +	4.25%	(l)	9.74%	11/2025	30	29	—	26
Red Dawn SEI Buyer, Inc.(5)	Senior secured	SF +	4.50%		N/A(6)	11/2025	—	(4)	—	(6)
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(l)	16.12%	10/2026	567	559	—	567
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(l)	16.12%	10/2026	137	137	—	137
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(l)	16.12%	10/2026	42	42	—	42
Saturn Borrower Inc.#~(22)	One stop	SF +	6.50%	(l)	12.04%	09/2026	7,923	7,803	0.5	7,606
Saturn Borrower Inc.	One stop	SF +	6.50%	(l)	12.04%	09/2026	103	101	—	99
WPEngine, Inc.#	One stop	SF +	6.50%	(m)	11.92%	08/2029	1,916	1,878	0.1	1,887
WPEngine, Inc.(5)	One stop	SF +	6.50%		N/A(6)	08/2029	—	(1)	—	(1)
Zarya Holdco, Inc.#	One stop	SF +	6.50%	(l)	11.92%	07/2027	2,489	2,489	0.2	2,489
Zarya Holdco, Inc.	One stop	SF +	6.50%	(l)	11.91%	07/2027	20	20	—	20
							140,138	140,238	9.7	138,300
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC^(22)	One stop	SF +	6.50%	(l)	11.04%	cash/	1.00%	PIK	09/2024	$1,417	$1,415	0.1%	$1,417
WBZ Investment LLC^(22)	One stop	SF +	6.50%	(l)	11.04%	cash/	1.00%	PIK	09/2024	483	482	0.1	483
WBZ Investment LLC^(22)	One stop	SF +	6.50%	(l)	11.04%	cash/	1.00%	PIK	09/2024	335	335	—	335
WBZ Investment LLC^(22)	One stop	SF +	6.50%	(l)	11.04%	cash/	1.00%	PIK	09/2024	175	174	—	175
WBZ Investment LLC	One stop	SF +	6.50%		N/A(6)				09/2024	—	—	—	—
										2,410	2,406	0.2	2,410
Life Sciences Tools & Services
Celerion Buyer, Inc.~	One stop	SF +	6.50%	(m)	11.93%				11/2029	8,526	8,342	0.6	8,526
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(30)	—	—
Covaris Intermediate 3, LLC#	One stop	SF +	5.25%	(l)	10.79%				01/2028	364	361	—	346
Covaris Intermediate 3, LLC(5)	One stop	SF +	5.25%		N/A(6)				01/2028	—	—	—	(3)
Covaris Intermediate 3, LLC	One stop	SF +	5.25%	(l)	10.79%				01/2028	579	549	—	372
PAS Parent Inc.#~^	One stop	SF +	5.25%	(k)	10.68%				12/2028	21,256	20,988	1.5	20,831
PAS Parent Inc.(5)	One stop	SF +	5.25%		N/A(6)				12/2027	—	(10)	—	(7)
PAS Parent Inc.(5)	One stop	SF +	5.25%		N/A(6)				12/2028	—	(56)	—	(23)
Reaction Biology Corporation#	One stop	SF +	5.25%	(m)	10.87%				03/2029	2,631	2,612	0.2	2,500
Reaction Biology Corporation#	One stop	SF +	5.25%	(l)	10.79%				03/2029	1,750	1,737	0.2	1,662
Reaction Biology Corporation#	One stop	SF +	5.25%	(l)	10.79%				03/2029	512	508	—	487
Reaction Biology Corporation	One stop	SF +	5.25%	(l)	10.79%				03/2029	75	74	—	68
Reaction Biology Corporation(5)	One stop	SF +	5.25%		N/A(6)				03/2029	—	(22)	—	(141)
Unchained Labs, LLC	Senior secured	SF +	5.50%	(k)	10.87%				08/2027	425	423	—	421
Unchained Labs, LLC#	Senior secured	SF +	5.50%	(k)	10.87%				08/2027	359	355	—	356
Unchained Labs, LLC	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	—	—	—
										36,477	35,830	2.5	35,395
Machinery
Bad Boy Mowers Acquisition, LLC#	Senior secured	SF +	4.25%	(k)	9.68%				03/2028	730	729	0.1	730
Blackbird Purchaser, Inc.#~	Senior secured	SF +	4.25%	(k)	9.67%				04/2026	7,964	7,884	0.6	7,964
Blackbird Purchaser, Inc.	Senior secured	SF +	4.25%		N/A(6)				10/2025	—	—	—	—
Chase Industries, Inc.(22)(23)	Senior secured	SF +	7.00%	(l)	11.04%	cash/	1.50%	PIK	05/2025	1,956	1,956	0.1	1,785
Chase Industries, Inc.(22)(23)	Senior secured	SF +	7.00%	(l)	11.04%	cash/	1.50%	PIK	05/2025	339	339	—	309
Chase Industries, Inc.(22)(23)	Senior secured	SF +	7.00%	(l)	11.04%	cash/	1.50%	PIK	05/2025	85	85	—	69
										11,074	10,993	0.8	10,857
Marine
Project Nike Purchaser, LLC#	One stop	SF +	6.00%	(l)	11.39%				04/2029	14,640	14,524	1.0	14,200
Project Nike Purchaser, LLC	One stop	SF +	6.00%	(l)	11.39%				04/2029	75	73	—	68
										14,715	14,597	1.0	14,268
Media
Triple Lift, Inc.#	One stop	SF +	5.75%	(l)	11.30%				05/2028	2,086	2,059	0.2	2,003
Triple Lift, Inc.#	One stop	SF +	5.75%	(l)	11.30%				05/2028	451	444	—	433
Triple Lift, Inc.	One stop	SF +	5.75%	(l)	11.20%				05/2028	27	26	—	25
										2,564	2,529	0.2	2,461
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.(8)(12)	One stop	SF +	6.50%	(k)	11.92%				05/2025	$5,508	$5,476	0.4%	$5,508
3ES Innovation, Inc.(8)(12)	One stop	SF +	6.50%	(k)	11.92%				05/2025	40	39	—	40
Envernus, Inc.#~+	Senior secured	SF +	4.50%	(k)	9.92%				07/2025	11,775	11,660	0.8	11,775
Envernus, Inc.#~+	Senior secured	SF +	4.25%	(k)	9.67%				07/2025	10,240	10,178	0.7	10,187
Envernus, Inc.	Senior secured	SF +	4.50%	(k)	9.92%				09/2026	48	44	—	48
Project Power Buyer, LLC#~	One stop	SF +	7.00%	(l)	12.39%				05/2026	13,656	13,404	1.0	13,656
Project Power Buyer, LLC(5)	One stop	SF +	7.00%		N/A(6)				05/2025	—	(1)	—	—
										41,267	40,800	2.9	41,214
Paper & Forest Products
Messenger, LLC#~	One stop	SF +	5.75%	(l)	11.29%				12/2027	4,795	4,760	0.3	4,603
Messenger, LLC~	One stop	SF +	5.75%	(l)	11.27%				12/2027	1,459	1,449	0.1	1,401
Messenger, LLC#	One stop	SF +	5.75%	(l)	11.29%				12/2027	731	726	0.1	702
Messenger, LLC	One stop	P +	4.75%	(b)	13.25%				12/2027	21	21	—	19
										7,006	6,956	0.5	6,725
Pharmaceuticals
ACP Ulysses Buyer, Inc.~^	One stop	SF +	5.50%	(l)	11.04%				02/2026	10,206	10,149	0.7	9,696
ACP Ulysses Buyer, Inc.#	One stop	SF +	5.50%	(l)	11.04%				02/2026	441	435	—	419
Amalthea Parent, Inc.#~^+(8)(12)	One stop	SF +	5.00%	(k)	10.43%				03/2027	29,857	29,569	1.9	27,467
Amalthea Parent, Inc.(5)(8)(12)	One stop	SF +	5.00%		N/A(6)				03/2027	—	(2)	—	(22)
Caerus Midco 3 S.A.R.L.#(8)(13)	One stop	SF +	5.50%	(l)	10.89%				05/2029	12,704	12,499	0.9	12,323
Caerus Midco 3 S.A.R.L.#(8)(13)	One stop	SF +	5.75%	(l)	11.14%				05/2029	2,111	2,075	0.1	2,069
Caerus Midco 3 S.A.R.L.(8)(13)	One stop	SF +	5.75%	(k)	11.07%				05/2029	74	69	—	68
Caerus Midco 3 S.A.R.L.(8)(13)	One stop	SF +	5.75%	(m)	11.21%				05/2029	858	835	0.1	819
Caerus Midco 3 S.A.R.L.(8)(13)	One stop	SF +	5.75%	(m)	11.21%				05/2029	136	132	—	130
Cobalt Buyer Sub, Inc.^	One stop	SF +	6.00%	(k)	11.43%				10/2028	4,469	4,404	0.3	4,379
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(k)	11.43%				10/2028	1,498	1,476	0.1	1,468
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(k)	11.43%				10/2027	12	11	—	10
Cobalt Buyer Sub, Inc.#	One stop	SF +	6.00%	(k)	11.43%				10/2028	1,139	1,101	0.1	1,116
Spark Bidco Limited#(8)(9)(10)	Senior secured	SN +	4.75%	(i)	9.94%				08/2028	10,293	11,482	0.7	9,521
Spark Bidco Limited#(8)(9)(10)	Senior secured	SN +	6.00%	(i)	11.19%				08/2028	1,751	1,717	0.1	1,698
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	4.75%	(i)	9.94%				08/2028	1,248	1,157	0.1	1,154
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	4.75%	(i)	9.94%				08/2028	1,092	1,078	0.1	1,010
Spark Bidco Limited(5)(8)(9)(10)	Senior secured	SN +	4.75%		N/A(6)				02/2028	—	(2)	—	(6)
Spark Bidco Limited(8)(10)	Senior secured	SF +	6.00%	(l)	11.39%				08/2028	1,378	1,354	0.1	1,337
										79,267	79,539	5.3	74,656
Professional Services
ALKU Intermediate Holdings, LLC#	One stop	SF +	6.25%	(k)	11.57%				05/2029	2,422	2,388	0.2	2,391
bswift, LLC#	One stop	SF +	6.63%	(l)	11.91%				11/2028	2,660	2,589	0.2	2,660
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(l)	11.14%				10/2027	2,176	2,154	0.2	2,176
Citrin Cooperman Advisors LLC(5)	One stop	SF +	6.25%		N/A(6)				10/2027	—	(5)	—	—
Citrin Cooperman Advisors LLC^	One stop	SF +	6.25%	(m)	11.70%				10/2027	1,205	1,174	0.1	1,208
DISA Holdings Corp.#	Senior secured	SF +	5.50%	(k)	10.83%				09/2028	1,818	1,788	0.1	1,818
DISA Holdings Corp.	Senior secured	SF +	5.50%	(k)	10.83%				09/2028	114	112	—	114
DISA Holdings Corp.	One stop	SF +	5.50%	(k)	10.83%				09/2028	79	76	—	79
DISA Holdings Corp.(22)	Subordinated debt	SF +	10.00%	(k)	13.33%	cash/	2.00%	PIK	03/2029	51	49	—	51
DISA Holdings Corp.	Senior secured	SF +	5.50%	(k)	10.83%				09/2028	7	6	—	7
Eliassen Group, LLC#	One stop	SF +	5.50%	(m)	10.84%				04/2028	740	735	0.1	740
Eliassen Group, LLC	One stop	SF +	5.50%	(k)(l)	10.86%				04/2028	138	136	—	138
Filevine, Inc.#(22)	One stop	SF +	6.50%	(l)(m)	9.13%	cash/	2.50%	PIK	04/2027	2,634	2,603	0.2	2,661
Filevine, Inc.	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
IG Investments Holdings, LLC^	One stop	SF +	6.00%	(k)(l)	11.45%	09/2028	$2,748	$2,706	0.2%	$2,748
IG Investments Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)	09/2027	—	(1)	—	—
IG Investments Holdings, LLC^	One stop	SF +	6.00%	(l)	11.47%	09/2028	237	237	—	237
NBG Acquisition Corp. and NBG-P Acquisition Corp.#~^+	One stop	SF +	5.25%	(l)	10.77%	11/2028	26,857	26,713	1.8	26,050
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%	(l)	10.78%	11/2028	157	156	—	150
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	SF +	5.25%		N/A(6)	11/2028	—	(43)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.(5)	One stop	SF +	5.25%		N/A(6)	11/2028	—	(10)	—	—
Net Health Acquisition Corp.#	One stop	SF +	5.75%	(k)	11.17%	12/2025	1,436	1,429	0.1	1,407
Net Health Acquisition Corp.~	One stop	SF +	5.75%	(k)	11.17%	12/2025	840	835	0.1	823
Net Health Acquisition Corp.~	One stop	SF +	5.75%	(k)	11.17%	12/2025	723	718	0.1	708
Net Health Acquisition Corp.~	One stop	SF +	5.75%	(k)	11.17%	12/2025	454	451	—	445
Net Health Acquisition Corp.~	One stop	SF +	5.75%	(k)	11.17%	12/2025	107	107	—	105
Net Health Acquisition Corp.	One stop	SF +	5.75%	(k)	11.17%	12/2025	58	58	—	54
PlanSource Holdings, Inc.+	One stop	SF +	6.25%	(m)	11.90%	04/2025	2,818	2,807	0.2	2,818
PlanSource Holdings, Inc.	One stop	SF +	6.25%	(m)	11.90%	04/2025	556	554	—	556
PlanSource Holdings, Inc.#	One stop	SF +	6.25%	(m)	11.90%	04/2025	484	482	—	484
PlanSource Holdings, Inc.	One stop	SF +	6.25%		N/A(6)	04/2025	—	—	—	—
Procure Acquireco, Inc.~^	One stop	SF +	5.00%	(l)	10.57%	12/2028	7,725	7,667	0.5	7,725
Procure Acquireco, Inc.(5)	One stop	SF +	5.00%		N/A(6)	12/2028	—	(1)	—	—
Procure Acquireco, Inc.(5)	One stop	SF +	5.00%		N/A(6)	12/2028	—	(33)	—	—
							59,244	58,637	4.1	58,353

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
Inhabit IQ Inc.#^	One stop	SF +	5.50%	(k)	10.92%	07/2025	$16,435	$16,358	1.2%	$16,435
Inhabit IQ Inc.+	One stop	SF +	5.50%	(k)	10.92%	07/2025	9,344	9,300	0.7	9,344
Inhabit IQ Inc.~	One stop	SF +	5.50%	(k)	10.92%	07/2025	2,694	2,689	0.2	2,694
Inhabit IQ Inc.~	One stop	SF +	5.50%	(k)	10.92%	07/2025	2,517	2,510	0.2	2,517
Inhabit IQ Inc.~	One stop	SF +	5.50%	(k)	10.92%	07/2025	1,088	1,086	0.1	1,088
Inhabit IQ Inc.#	One stop	SF +	5.50%	(k)	10.92%	07/2025	887	885	0.1	887
Inhabit IQ Inc.#	One stop	SF +	5.50%	(k)	10.92%	07/2025	687	683	0.1	687
Inhabit IQ Inc.#	One stop	SF +	5.50%	(k)	10.92%	07/2025	383	382	—	383
Inhabit IQ Inc.#	One stop	SF +	5.50%	(k)	10.92%	07/2025	325	324	—	325
Inhabit IQ Inc.#	One stop	SF +	5.50%	(k)	10.92%	07/2025	324	323	—	324
Inhabit IQ Inc.#	One stop	SF +	5.50%	(k)	10.92%	07/2025	256	255	—	256
Inhabit IQ Inc.#	One stop	SF +	5.50%	(k)	10.92%	07/2025	135	134	—	135
Inhabit IQ Inc.	One stop	SF +	5.50%	(k)	10.92%	07/2025	65	65	—	65
MRI Software LLC~+	One stop	SF +	5.50%	(l)	10.99%	02/2026	15,005	14,956	1.0	14,705
MRI Software LLC~^+	One stop	SF +	5.50%	(l)	10.99%	02/2026	7,942	7,903	0.5	7,783
MRI Software LLC(5)	One stop	SF +	5.50%		N/A(6)	02/2026	—	(1)	—	(5)
RPL Bidco Limited(8)(9)(10)	One stop	SN +	5.50%	(i)	10.69%	08/2028	7,667	8,622	0.5	7,379
RPL Bidco Limited#(8)(9)(10)	One stop	A +	5.50%	(f)	9.63%	08/2028	829	940	0.1	798
RPL Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.50%		N/A(6)	02/2028	—	—	—	(2)
RPL Bidco Limited#(8)(9)(10)	One stop	A +	6.75%	(f)	10.93%	08/2028	3,415	3,514	0.2	3,433
							69,998	70,928	4.9	69,231
Road & Rail
Channelside Acquisitona Co, Inc.#	One stop	SF +	6.38%	(k)	11.79%	07/2028	1,656	1,633	0.1	1,656
Channelside Acquisitona Co, Inc.(5)	One stop	SF +	6.75%		N/A(6)	07/2026	—	(2)	—	—
Channelside Acquisitona Co, Inc.(5)	One stop	SF +	6.75%		N/A(6)	07/2028	—	(1)	—	—
Channelside Acquisitona Co, Inc.#	One stop	SF +	6.75%	(k)	12.08%	07/2028	1,567	1,527	0.1	1,575
Internet Truckstop Group LLC~	One stop	SF +	5.00%	(l)	10.54%	04/2025	7,514	7,424	0.6	7,514
Internet Truckstop Group LLC^	One stop	SF +	5.00%	(l)	10.54%	04/2025	3,305	3,285	0.2	3,305
Internet Truckstop Group LLC(5)	One stop	SF +	5.00%		N/A(6)	04/2025	—	(1)	—	—
							14,042	13,865	1.0	14,050

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.#+	One stop	SF +	6.50%	(k)	11.82%				06/2029	$14,840	$14,718	1.1%	$14,840
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1)	—	—
Appfire Technologies, LLC~+	One stop	SF +	5.50%	(l)	11.06%				03/2027	15,751	15,615	1.1	15,437
Appfire Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)				03/2027	—	(2)	—	(5)
Appfire Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)				03/2027	—	(15)	—	(35)
Aras Corporation+(22)	One stop	SF +	6.75%	(l)	8.95%	cash/	3.25%	PIK	04/2027	5,761	5,729	0.4	5,704
Aras Corporation	One stop	SF +	6.50%	(b)(l)	12.14%				04/2027	67	67	—	66
Armstrong Bidco Limited#(8)(9)(10)	One stop	SN +	5.00%	(i)	10.19%				06/2029	1,810	1,771	0.1	1,720
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.00%	(i)	10.19%				06/2029	944	898	0.1	897
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(25)	—	(26)
Arrow Buyer, Inc.#	One stop	SF +	6.50%	(l)	11.89%				06/2030	8,934	8,718	0.6	8,822
Auvik Networks Inc.+(8)(12)(22)	One stop	SF +	5.75%	(l)	8.52%	cash/	2.75%	PIK	07/2027	3,112	3,093	0.2	3,065
Auvik Networks Inc.#(8)(12)(22)	One stop	SF +	6.25%	(l)	8.52%	cash/	3.25%	PIK	07/2027	564	560	—	564
Auvik Networks Inc.(5)(8)(12)	One stop	SF +	3.00%		N/A(6)				07/2027	—	—	—	(1)
Axiom Merger Sub Inc.#	One stop	L +	5.25%	(a)	10.60%				04/2026	1,118	1,109	0.1	1,118
Axiom Merger Sub Inc.#	One stop	L +	5.25%	(a)	10.60%				04/2026	962	957	0.1	962
Axiom Merger Sub Inc.(8)(9)	One stop	E +	5.50%	(d)(e)	8.90%				04/2026	437	462	—	437
Axiom Merger Sub Inc.	One stop	SF +	5.25%	(m)	10.86%				04/2026	138	137	—	138
Axiom Merger Sub Inc.	One stop	SF +	5.25%		N/A(6)				10/2025	—	—	—	—
Azul Systems, Inc.~	Senior secured	SF +	4.50%	(l)	10.04%				04/2027	9,492	9,444	0.7	9,492
Azul Systems, Inc.	Senior secured	SF +	4.50%		N/A(6)				04/2026	—	—	—	—
Bayshore Intermediate #2, L.P.+(22)	One stop	SF +	7.50%	(l)	13.00%				10/2028	31,359	30,950	2.2	31,359
Bayshore Intermediate #2, L.P.	One stop	SF +	6.50%	(l)	11.87%				10/2027	33	31	—	33
Bonterra LLC#+	One stop	SF +	7.25%	(l)	12.64%				09/2027	27,466	27,205	1.9	26,643
Bonterra LLC(5)	One stop	SF +	7.25%		N/A(6)				09/2027	—	(2)	—	(6)
Bonterra LLC	One stop	SF +	8.00%	(l)	13.39%				09/2027	500	493	—	485
Bottomline Technologies, Inc.#	One stop	SF +	5.25%	(k)	10.57%				05/2029	13,600	13,382	0.9	13,022
Bottomline Technologies, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(3)	—	(7)
Bullhorn, Inc.~^	One stop	SF +	5.75%	(l)	11.24%				09/2026	13,136	13,020	0.9	13,004
Bullhorn, Inc.#~	One stop	SF +	5.75%	(l)	11.24%				09/2026	3,207	3,190	0.2	3,174
Bullhorn, Inc.(8)(9)	One stop	SN +	6.00%	(i)	11.19%				09/2026	2,325	2,326	0.2	2,302
Bullhorn, Inc.^	One stop	SF +	5.75%	(l)	11.24%				09/2026	1,440	1,429	0.1	1,426
Bullhorn, Inc.#(8)(9)	One stop	E +	5.75%	(d)	9.69%				09/2026	910	934	0.1	901
Bullhorn, Inc.#	One stop	SF +	5.75%	(l)	11.24%				09/2026	645	640	—	639
Bullhorn, Inc.#	One stop	SF +	5.75%	(l)	11.24%				09/2026	514	510	—	509
Bullhorn, Inc.(5)	One stop	SF +	5.75%		N/A(6)				09/2026	—	(2)	—	(3)
Burning Glass Intermediate Holdings Company, Inc.~	One stop	SF +	5.00%	(k)	10.42%				06/2028	3,767	3,716	0.3	3,767
Burning Glass Intermediate Holdings Company, Inc.	One stop	SF +	5.00%	(k)	10.42%				06/2026	21	20	—	21
Bynder BidCo, Inc.& Bynder BidCo B.V.#(8)(14)	One stop	SF +	7.25%	(l)	12.60%				01/2029	2,895	2,818	0.2	2,895
Bynder BidCo, Inc.& Bynder BidCo B.V.#(8)(14)	One stop	SF +	7.25%	(l)	12.60%				01/2029	766	745	0.1	766
Bynder BidCo, Inc.& Bynder BidCo B.V.(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	—
Calabrio, Inc.#+	One stop	SF +	7.13%	(k)	12.44%				04/2027	21,174	20,986	1.5	21,174
Calabrio, Inc.	One stop	SF +	7.13%	(k)	12.45%				04/2027	135	132	—	135
Camelia Bidco Limited(8)(9)(10)	One stop	SN +	6.25%	(i)	11.44%				08/2030	1,812	1,852	0.1	1,785
Camelia Bidco Limited(8)(9)(10)	One stop	A +	6.25%	(f)	10.39%				08/2030	118	117	—	116
Camelia Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.25%		N/A(6)				08/2030	—	(12)	—	(12)
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Community Brands Parentco LLC#	One stop	SF +	5.50%	(l)	11.02%				02/2028	$2,542	$2,505	0.2%	$2,491
Community Brands Parentco LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	(1)
Community Brands Parentco LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(3)	—	(7)
Coupa Holdings, LLC#	One stop	SF +	7.50%	(k)	12.82%				02/2030	9,134	8,926	0.6	8,906
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	(1)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(9)	—	(20)
Daxko Acquisition Corporation~+	One stop	SF +	5.50%	(k)	10.92%				10/2028	12,432	12,343	0.9	11,935
Daxko Acquisition Corporation^	One stop	SF +	5.50%	(k)	10.92%				10/2028	1,048	1,037	0.1	1,006
Daxko Acquisition Corporation	One stop	P +	4.50%	(b)	13.00%				10/2027	22	21	—	17
Daxko Acquisition Corporation(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	(4)	—	(20)
Denali Bidco Limited#(8)(9)(10)	One stop	SN +	6.00%	(i)	11.19%				08/2030	4,258	4,304	0.3	4,152
Denali Bidco Limited#(8)(9)(10)	One stop	E +	6.00%	(c)	9.86%				08/2030	1,069	1,073	0.1	1,042
Denali Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				08/2030	—	(19)	—	(18)
Diligent Corporation~^+	One stop	SF +	6.25%	(l)	11.77%				08/2025	27,209	27,100	1.9	26,938
Diligent Corporation+	One stop	SF +	5.75%	(l)	11.27%				08/2025	2,311	2,301	0.2	2,271
Diligent Corporation#	One stop	SF +	6.25%	(l)	11.77%				08/2025	674	668	0.1	668
Diligent Corporation#	One stop	SF +	6.25%	(l)	11.77%				08/2025	425	407	—	421
Diligent Corporation	One stop	SF +	6.25%	(l)	11.77%				08/2025	357	356	—	349
Dragon UK Bidco Limited#(8)(9)(10)	One stop	SN +	5.75%	(i)	10.94%				02/2029	6,882	7,349	0.5	6,675
Dragon UK Bidco Limited(8)(9)(10)	One stop	C +	5.75%	(h)	11.26%				02/2029	4,193	4,368	0.3	4,067
Dragon UK Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)				02/2029	—	—	—	(49)
Evergreen IX Borrower 2023, LLC#	One stop	SF +	6.00%	(l)	11.39%				09/2030	450	439	—	439
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(1)	—	(1)
FirstUp, Inc.+(22)	One stop	SF +	6.75%	(l)	8.64%	cash/	3.50%	PIK	07/2027	3,433	3,405	0.2	3,390
FirstUp, Inc.(5)(22)	One stop	SF +	7.50%		N/A(6)				07/2027	—	(1)	—	(1)
FirstUp, Inc.#(22)	One stop	SF +	7.50%	(l)	8.64%	cash/	4.25%	PIK	07/2027	332	328	—	328
Gainsight, Inc.+(22)	One stop	SF +	6.75%	(l)	12.27%	PIK			07/2027	4,800	4,754	0.3	4,752
Gainsight, Inc.(22)	One stop	SF +	6.75%	(l)	12.27%	PIK			07/2027	56	55	—	55
GS Acquisitionco, Inc.#~^+	One stop	SF +	5.75%	(l)	11.29%				05/2026	39,595	39,543	2.8	39,199
GS Acquisitionco, Inc.(5)	One stop	SF +	5.75%		N/A(6)				05/2026	—	—	—	(2)
GTY Technology Holdings, Inc.#(22)	One stop	SF +	6.87%	(l)	7.97%	cash/	4.30%	PIK	07/2029	1,644	1,619	0.1	1,628
GTY Technology Holdings, Inc.#(22)	One stop	SF +	6.88%	(l)	7.97%	cash/	4.30%	PIK	07/2029	1,074	1,055	0.1	1,063
GTY Technology Holdings, Inc.(22)	One stop	SF +	6.88%	(l)	7.97%	cash/	4.30%	PIK	07/2029	197	195	—	195
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(2)	—	(1)
Hyland Software, Inc.#	One stop	SF +	6.00%	(k)	11.32%				09/2030	42,650	42,013	3.0	42,010
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
ICIMS, Inc.#(22)	One stop	SF +	7.25%	(l)	8.76%	cash/	3.88%	PIK	08/2028	3,939	3,886	0.3	3,861
ICIMS, Inc.	One stop	SF +	6.75%	(l)	12.14%				08/2028	27	24	—	24
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(18)
IQN Holding Corp. ^	One stop	SF +	5.25%	(l)	10.67%				05/2029	8,507	8,428	0.6	8,337
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(12)	—	(37)
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(1)	—	(2)
Island Bidco AB#(8)(9)(17)(22)	One stop	E +	7.25%	(e)	3.93%	cash/	7.25%	PIK	07/2028	3,239	3,174	0.2	3,239
Island Bidco AB#(8)(17)(22)	One stop	SF +	7.00%	(m)	8.84%	cash/	3.50%	PIK	07/2028	1,575	1,563	0.1	1,575
Island Bidco AB(8)(17)	One stop	SF +	6.50%		N/A(6)				07/2028	—	—	—	—
Island Bidco AB(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2028	—	(1)	—	—
Juvare, LLC~	One stop	SF +	6.25%	(l)	11.82%				10/2026	3,011	2,992	0.2	2,861
Juvare, LLC^	One stop	SF +	6.25%	(l)	11.82%				10/2026	695	690	—	660
Juvare, LLC	One stop	SF +	6.25%	(l)	11.82%				10/2026	221	218	—	218
Juvare, LLC	One stop	SF +	6.25%	(b)(l)	12.01%				04/2026	50	50	—	48
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Kaseya Inc.#+(22)	One stop	SF +	6.25%	(l)	9.12%	cash/	2.50%	PIK	06/2029	$13,924	$13,753	1.0%	$13,784
Kaseya Inc.(22)	One stop	SF +	6.25%	(k)	9.07%	cash/	2.50%	PIK	06/2029	68	64	—	65
Kaseya Inc.(22)	One stop	SF +	6.25%	(l)	9.12%	cash/	2.50%	PIK	06/2029	51	44	—	43
LeadsOnline, LLC#	One stop	SF +	6.25%	(k)	11.58%				02/2028	8,973	8,753	0.6	8,749
LeadsOnline, LLC#	One stop	SF +	6.25%	(k)	11.58%				02/2028	1,583	1,545	0.1	1,544
LeadsOnline, LLC(5)	One stop	SF +	6.25%		N/A(6)				02/2028	—	(1)	—	(1)
Mindbody, Inc.+	One stop	SF +	7.00%	(l)	12.52%				02/2025	12,066	12,039	0.9	12,066
Mindbody, Inc.+	One stop	SF +	7.00%	(l)	12.52%				02/2025	955	949	0.1	955
Mindbody, Inc.	One stop	SF +	7.00%		N/A(6)				02/2025	—	—	—	—
Ministry Brands Holdings LLC#	One stop	SF +	5.50%	(k)	10.92%				12/2028	9,629	9,557	0.7	9,244
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(k)	10.92%				12/2027	81	80	—	75
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(k)(l)	10.99%				12/2028	1,419	1,353	0.1	1,064
Naviga Inc.	Senior secured	SF +	7.00%	(l)	12.49%				12/2023	53	53	—	53
Neo Bidco GMBH#(8)(9)(13)(22)	One stop	E +	6.00%	(e)	9.95%				07/2028	2,698	2,981	0.2	2,698
Neo Bidco GMBH(8)(13)	One stop	SF +	6.00%		N/A(6)				01/2028	—	—	—	—
Neo Bidco GMBH(8)(9)(13)	One stop	E +	6.00%	(d)(e)	9.95%				01/2028	63	66	—	63
Panzura, LLC(22)	One stop	N/A			2.00%	cash/	13.00%	PIK	08/2027	50	44	—	44
PDI TA Holdings, Inc.~+	One stop	SF +	4.50%	(l)	9.98%				10/2024	3,298	3,289	0.2	3,298
PDI TA Holdings, Inc.#	Second lien	SF +	8.50%	(l)	14.03%				10/2025	1,356	1,348	0.1	1,356
PDI TA Holdings, Inc.	One stop	SF +	4.50%	(l)	9.98%				10/2024	439	438	—	439
PDI TA Holdings, Inc.(8)(9)	One stop	SN +	4.50%	(i)	9.81%				10/2024	425	472	—	425
PDI TA Holdings, Inc.#	Second lien	SF +	8.71%	(l)	14.24%				10/2025	274	272	—	274
PDI TA Holdings, Inc.+	One stop	SF +	4.50%	(l)	9.98%				10/2024	271	270	—	271
PDI TA Holdings, Inc.#	One stop	SF +	4.50%	(l)	9.98%				10/2024	750	745	0.1	750
PDI TA Holdings, Inc.	Second lien	SF +	8.53%	(l)	14.06%				10/2025	149	149	—	149
PDI TA Holdings, Inc.#	Second lien	SF +	8.50%	(l)	14.03%				10/2025	1,335	1,310	0.1	1,335
Personify, Inc.~	One stop	SF +	5.25%	(l)	10.64%				09/2024	2,942	2,937	0.2	2,942
Personify, Inc.^	One stop	SF +	5.25%	(l)	10.64%				09/2024	1,839	1,834	0.1	1,839
Personify, Inc.	One stop	SF +	5.25%		N/A(6)				09/2024	—	—	—	—
PING Identity Holding Corp.#	One stop	SF +	7.00%	(k)	12.32%				10/2029	5,192	5,125	0.4	5,192
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
Pluralsight, LLC+	One stop	SF +	8.00%	(l)	13.45%				04/2027	9,346	9,281	0.7	9,253
Pluralsight, LLC	One stop	SF +	8.00%	(l)	13.47%				04/2027	63	62	—	62
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(k)	12.07%				09/2028	1,793	1,780	0.1	1,793
ProcessUnity Holdings, LLC	One stop	SF +	6.75%	(l)	12.14%				09/2028	359	356	—	359
ProcessUnity Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				09/2028	—	(1)	—	—
ProcessUnity Holdings, LLC#	One stop	SF +	6.75%	(l)	12.14%				09/2028	868	856	0.1	868
Pyramid Healthcare Acquisition Corp.^	One stop	SF +	4.75%	(l)	10.27%				05/2027	7,173	7,129	0.5	7,173
Pyramid Healthcare Acquisition Corp.	One stop	SF +	4.75%	(l)	10.27%				05/2027	741	732	0.1	741
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(l)	10.32%				05/2027	341	339	—	341
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(l)	10.27%				05/2027	211	209	—	211
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(l)	10.27%				05/2027	70	70	—	70
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(l)	10.27%				05/2027	62	61	—	62
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(l)	10.27%				05/2027	58	57	—	58
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(l)	10.32%				05/2027	58	57	—	58
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(l)	10.27%				05/2027	23	23	—	23
Pyramid Healthcare Acquisition Corp.(5)	One stop	SF +	4.75%		N/A(6)				05/2027	—	(1)	—	—
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(l)	10.30%				05/2027	620	616	—	620
Pyramid Healthcare Acquisition Corp.	One stop	SF +	4.75%	(l)	10.28%				05/2027	312	310	—	312
QAD, Inc.#	One stop	SF +	5.38%	(k)	10.69%				11/2027	34,313	34,079	2.4	34,313
QAD, Inc.(5)	One stop	SF +	5.38%		N/A(6)				11/2027	—	(3)	—	—
Quant Buyer, Inc.#	One stop	SF +	6.00%	(m)	11.30%				06/2029	1,477	1,466	0.1	1,444
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Quant Buyer, Inc.#	One stop	SF +	6.00%	(m)	11.30%				06/2029	$1,245	$1,234	0.1%	$1,217
Quant Buyer, Inc.~	One stop	SF +	6.00%	(m)	11.30%				06/2029	1,039	1,031	0.1	1,016
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(3)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(40)	—	—
Rainforest Bidco Limited(8)(9)(10)(22)	One stop	SN +	5.50%	(i)	8.69%	cash/	2.00%	PIK	07/2029	11,149	10,638	0.8	10,647
Rainforest Bidco Limited(8)(10)(22)	One stop	SF +	5.50%	(j)	8.80%	cash/	2.00%	PIK	07/2029	2,158	2,134	0.1	2,056
Rainforest Bidco Limited(8)(9)(10)(22)	One stop	SN +	5.50%	(i)	8.69%	cash/	2.00%	PIK	07/2029	819	783	0.1	782
Rainforest Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.50%		N/A(6)				07/2029	—	(6)	—	(6)
RegEd Aquireco, LLC#	Senior secured	SF +	4.25%	(k)(m)	9.86%				12/2024	1,180	1,178	0.1	1,121
RegEd Aquireco, LLC	Senior secured	SF +	4.25%	(l)(m)	9.94%				12/2024	118	118	—	112
Riskonnect Parent, LLC#^	One stop	SF +	5.50%	(l)	11.04%				12/2028	36,000	35,733	2.5	35,280
Riskonnect Parent, LLC	One stop	SF +	5.50%	(l)	11.04%				12/2028	140	138	—	133
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(12)	—	(30)
Rodeo Buyer Company & Absorb Software Inc.+	One stop	SF +	6.25%	(k)	11.67%				05/2027	1,760	1,749	0.1	1,760
Rodeo Buyer Company & Absorb Software Inc.	One stop	SF +	6.25%	(k)	11.67%				05/2027	27	26	—	27
SailPoint Technologies Holdings, Inc.#	One stop	SF +	6.25%	(k)	11.58%				08/2029	4,827	4,746	0.3	4,779
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				08/2028	—	(3)	—	(2)
Sapphire Bidco Oy(8)(9)(16)	One stop	E +	5.75%	(d)	9.41%				07/2029	15,847	14,855	1.1	15,847
Sapphire Bidco Oy(8)(9)(16)	One stop	E +	5.75%		N/A(6)				07/2029	—	—	—	—
Sonatype, Inc.#	One stop	SF +	6.75%	(k)	12.18%				12/2025	15,238	15,173	1.1	15,238
Sonatype, Inc.+	One stop	SF +	6.75%	(k)	12.18%				12/2025	12,912	12,865	0.9	12,912
Sonatype, Inc.(5)	One stop	SF +	6.75%		N/A(6)				12/2025	—	(1)	—	—
Spartan Buyer Acquisition Co.#+(22)	One stop	SF +	8.50%	(k)	11.82%	cash/	2.00%	PIK	12/2026	12,686	12,555	0.9	12,306
Spartan Buyer Acquisition Co.#(22)	One stop	SF +	8.50%	(k)	11.82%	cash/	2.00%	PIK	12/2026	815	802	0.1	791
Spartan Buyer Acquisition Co.(5)(22)	One stop	P +	7.50%	(b)	14.00%	cash/	2.00%	PIK	12/2026	1	(1)	—	(1)
Tahoe Bidco B.V. +(8)(14)	One stop	SF +	6.00%	(k)	11.42%				09/2028	5,122	5,086	0.4	4,969
Tahoe Bidco B.V. (5)(8)(14)	One stop	SF +	6.00%		N/A(6)				10/2027	—	(1)	—	(2)
Telesoft Holdings LLC~^+	One stop	SF +	5.75%	(k)	11.17%				12/2025	20,530	20,356	1.4	20,223
Telesoft Holdings LLC#	One stop	SF +	6.25%	(k)	11.67%				08/2028	1,382	1,368	0.1	1,369
Telesoft Holdings LLC	One stop	SF +	5.75%	(k)	11.17%				12/2025	21	19	—	18
Templafy APS and Templafy, LLC#(8)(18)	One stop	SF +	6.00%	(m)	11.68%				07/2028	1,629	1,593	0.1	1,629
Templafy APS and Templafy, LLC(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(7)	—	—
TI Intermediate Holdings, LLC~	Senior secured	L +	4.50%	(a)	9.87%				12/2024	795	793	0.1	779
TI Intermediate Holdings, LLC#	Senior secured	L +	4.25%	(a)	9.62%				12/2024	213	212	—	209
TI Intermediate Holdings, LLC	Senior secured	L +	4.25%	(a)(b)	9.63%				12/2024	101	100	—	99
TI Intermediate Holdings, LLC	Senior secured	L +	4.50%	(a)(m)	9.91%				12/2024	135	134	—	132
TI Intermediate Holdings, LLC#	Senior secured	L +	4.50%	(a)	9.87%				12/2024	37	37	—	36
TI Intermediate Holdings, LLC(5)	Senior secured	SF +	4.50%		N/A(6)				12/2024	—	—	—	(1)
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(k)	11.42%				03/2025	1,900	1,891	0.1	1,900
Togetherwork Holdings, LLC^	One stop	SF +	6.00%	(k)	11.42%				03/2025	1,257	1,253	0.1	1,257
Togetherwork Holdings, LLC#	One stop	SF +	6.00%	(k)	11.42%				03/2025	843	840	0.1	843
Togetherwork Holdings, LLC#	One stop	SF +	6.00%	(k)	11.42%				03/2025	741	738	0.1	741
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(k)	11.42%				03/2025	485	483	—	485
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(k)	11.42%				03/2025	464	462	—	464
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(k)	11.42%				03/2025	459	457	—	459
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(k)	11.42%				03/2025	428	425	—	428
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(k)	11.42%				03/2025	392	390	—	392
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(k)	11.42%				03/2025	294	293	—	294
Togetherwork Holdings, LLC#	One stop	SF +	6.00%	(k)	11.42%				03/2025	206	204	—	206
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(k)	11.42%				03/2025	$196	$195	—%	$196
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(k)	11.42%				03/2025	177	176	—	177
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(k)	11.42%				03/2025	83	82	—	83
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(k)	11.42%				03/2025	80	80	—	80
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(k)	11.42%				03/2025	17	17	—	17
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(k)	11.42%				03/2025	16	16	—	16
Togetherwork Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)				03/2025	—	(1)	—	—
Togetherwork Holdings, LLC#	One stop	SF +	6.00%	(k)	11.42%				03/2025	1,205	1,191	0.1	1,205
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)(22)	One stop	N/A			4.50%	cash/	8.38%	PIK	05/2024	2,113	2,255	0.1	1,965
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)(22)	One stop	N/A			4.50%	cash/	8.38%	PIK	05/2024	70	75	—	65
Vendavo, Inc.^	One stop	SF +	5.75%	(l)	11.25%				09/2027	8,246	8,201	0.6	7,834
Vendavo, Inc.	One stop	P +	4.75%	(b)	13.25%				09/2027	85	84	—	78
WebPT, Inc.	One stop	SF +	6.75%	(l)	12.27%				01/2028	305	302	—	302
Workforce Software, LLC+(22)	One stop	SF +	7.25%	(l)	9.82%	cash/	3.00%	PIK	07/2025	11,701	11,614	0.8	11,584
Workforce Software, LLC+(22)	One stop	SF +	7.25%	(l)	9.82%	cash/	3.00%	PIK	07/2025	2,074	2,074	0.1	2,053
Workforce Software, LLC#(22)	One stop	SF +	7.25%	(l)	9.82%	cash/	3.00%	PIK	07/2025	1,469	1,454	0.1	1,454
Workforce Software, LLC#(22)	One stop	SF +	7.25%	(l)	9.82%	cash/	3.00%	PIK	07/2025	1,426	1,413	0.1	1,412
Workforce Software, LLC(5)	One stop	SF +	6.50%		N/A(6)				07/2025	—	(1)	—	(1)
Zendesk, Inc.+(22)	One stop	SF +	6.75%	(l)	8.90%	cash/	3.25%	PIK	11/2028	8,100	7,964	0.6	8,100
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(17)	—	—
										698,333	691,783	48.5	687,972
Specialty Retail
Ave Holdings III, Corp^	One stop	SF +	5.50%	(l)	11.04%				02/2028	6,656	6,607	0.5	6,456
Ave Holdings III, Corp#	One stop	SF +	5.50%	(l)	11.04%				02/2028	1,653	1,628	0.1	1,603
Ave Holdings III, Corp(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(2)	—	(4)
Ave Holdings III, Corp	One stop	SF +	5.50%	(l)	11.04%				02/2028	832	707	—	523
Consilio Midco Limited#(8)(9)(10)	One stop	E +	6.25%	(d)	10.20%				05/2028	27,722	29,300	1.9	27,444
Consilio Midco Limited^(8)(10)	One stop	SF +	5.75%	(l)	11.29%				05/2028	5,871	5,826	0.4	5,812
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(l)	11.29%				05/2028	4,426	4,367	0.3	4,382
Consilio Midco Limited~(8)(10)	One stop	SF +	5.75%	(l)	11.29%				05/2028	828	817	0.1	820
Consilio Midco Limited~(8)(10)	One stop	SF +	5.75%	(l)	11.29%				05/2028	551	546	0.1	545
Consilio Midco Limited~(8)(10)	One stop	SF +	5.75%	(l)	11.29%				05/2028	281	276	—	279
Consilio Midco Limited(5)(8)(9)(10)	One stop	E +	6.25%		N/A(6)				05/2028	—	(10)	—	(4)
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(d)	10.20%				05/2028	7	7	—	7
Consilio Midco Limited(8)(10)	One stop	SF +	5.75%	(l)	11.29%				05/2028	100	99	—	99
Consilio Midco Limited(8)(10)	One stop	SF +	5.75%	(l)	11.29%				05/2028	9	9	—	9
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(d)	10.20%				05/2028	416	412	—	412
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(d)	10.20%				05/2028	95	97	—	94
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(d)	10.20%				05/2028	184	184	—	182
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(d)	10.20%				05/2028	108	114	—	107
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	1,517	1,514	0.1	1,447
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	670	685	—	639
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	618	614	—	589
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	6,964	6,952	0.5	6,639
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	193	190	—	184
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	14,494	14,460	1.0	13,818
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	154	154	—	147
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	4,583	4,572	0.3	4,369
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	$53	$53	—%	$51
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	2,291	2,285	0.2	2,184
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	2,393	2,387	0.2	2,281
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	1,133	1,131	0.1	1,081
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(l)	6.52%	cash/	7.75%	PIK	05/2024	1,341	1,338	0.1	1,278
Imperial Optical Midco Inc.(22)	One stop	SF +	13.00%	(l)	8.02%	cash/	10.50%	PIK	05/2024	1,654	1,631	0.2	1,652
Imperial Optical Midco Inc.	One stop	SF +	13.00%		N/A(6)				05/2024	—	—	—	99
PPV Intermediate Holdings, LLC(22)	One stop	N/A			13.50%	PIK			08/2030	121	120	—	114
PPV Intermediate Holdings, LLC(22)	One stop	N/A			13.50%	PIK			08/2030	22	22	—	21
PPV Intermediate Holdings, LLC#~	One stop	SF +	5.75%	(l)	11.17%				08/2029	4,612	4,544	0.3	4,543
PPV Intermediate Holdings, LLC(22)	One stop	N/A			13.50%	PIK			08/2030	523	513	—	492
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(7)	—	(6)
PPV Intermediate Holdings, LLC(22)	One stop	N/A			13.50%	PIK			08/2030	22	20	—	20
PPV Intermediate Holdings, LLC(22)	One stop	N/A			14.25%	PIK			08/2030	4,970	4,826	0.4	4,821
Salon Lofts Group, LLC#	Senior secured	SF +	6.25%	(m)	11.59%				08/2028	1,770	1,756	0.1	1,752
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(l)	11.64%				08/2028	29	29	—	29
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(m)	11.60%				08/2028	75	73	—	73
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(4)	—	(5)
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(m)	11.59%				08/2028	116	115	—	115
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(l)	11.64%				08/2028	92	91	—	91
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(l)	11.64%				08/2028	38	38	—	38
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(m)	14.45%				09/2029	491	452	—	461
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(m)	11.68%				08/2028	119	118	—	118
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(m)	11.63%				08/2028	27	27	—	27
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(3)	—	(3)
SureWerx Purchaser III, Inc.#(8)	One stop	SF +	6.75%	(l)	12.14%				12/2029	8,213	8,029	0.6	8,213
SureWerx Purchaser III, Inc.(8)	One stop	SF +	6.75%	(k)(l)	12.07%				12/2028	29	28	—	29
SureWerx Purchaser III, Inc.(5)(8)	One stop	SF +	6.75%		N/A(6)				12/2029	—	(23)	—	—
Titan Fitness, LLC#(22)	One stop	SF +	6.75%	(k)(l)(m)	10.45%	cash/	2.00%	PIK	02/2025	6,834	6,812	0.4	6,288
Titan Fitness, LLC(22)	One stop	L +	6.75%	(a)	10.00%	cash/	2.00%	PIK	02/2025	806	803	0.1	742
Titan Fitness, LLC(22)	One stop	L +	6.75%	(a)	10.00%	cash/	2.00%	PIK	02/2025	250	249	—	229
Vermont Aus Pty Ltd(8)(11)	One stop	SF +	5.50%	(l)	11.04%				03/2028	1,884	1,862	0.1	1,884
Vermont Aus Pty Ltd(8)(9)(11)	One stop	A +	5.75%	(f)	9.94%				03/2028	1,652	1,896	0.1	1,652
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	5.50%	(m)	11.40%				04/2028	4,012	3,966	0.3	3,851
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(m)	11.31%				04/2028	1,529	1,472	0.1	1,466
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(b)(l)	11.34%				04/2028	10	9	—	6
										126,043	126,783	8.6	122,285
Textiles, Apparel and Luxury Goods
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L +	6.00%	(a)	11.90%				03/2028	393	390	0.1	374
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L +	6.00%	(a)	11.90%				03/2028	196	194	—	186
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L +	6.00%	(a)	11.90%				03/2028	172	171	—	164
Dollfus Mieg Company, Inc.(5)(8)(9)(10)	One stop	E +	6.00%		N/A(6)				03/2028	—	(7)	—	—
										761	748	0.1	724
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.^	One stop	SF +	6.25%	(l)	11.81%	06/2028	$6,288	$6,207	0.4%	$5,911
Marcone Yellowstone Buyer Inc.#^	One stop	SF +	6.25%	(l)	11.79%	06/2028	5,943	5,856	0.4	5,586
Marcone Yellowstone Buyer Inc.#	One stop	SF +	6.50%	(l)	12.04%	06/2028	2,130	2,076	0.1	2,024
Marcone Yellowstone Buyer Inc.#	One stop	SF +	6.25%	(l)	11.79%	06/2028	2,122	2,094	0.1	1,994
Marcone Yellowstone Buyer Inc.#	One stop	SF +	6.25%	(l)	11.79%	06/2028	1,356	1,338	0.1	1,275
Marcone Yellowstone Buyer Inc.(5)	One stop	SF +	6.50%		N/A(6)	06/2028	—	(19)	—	—
							17,839	17,552	1.1	16,790
Water Utilities
S.J. Electro Systems, LLC^	Senior secured	SF +	4.75%	(l)	10.27%	06/2027	2,132	2,119	0.1	2,026
S.J. Electro Systems, LLC#	Senior secured	SF +	4.75%	(l)	10.27%	06/2027	1,118	1,115	0.1	1,062
S.J. Electro Systems, LLC	Senior secured	SF +	4.75%	(l)	10.27%	06/2027	58	57	—	51
Vessco Midco Holdings, LLC(5)	Senior secured	SF +	4.00%		N/A(6)	11/2026	—	(2)	—	—
Vessco Midco Holdings, LLC	Senior secured	SF +	4.50%	(a)(m)	10.04%	11/2026	893	884	0.1	893
Vessco Midco Holdings, LLC#	Senior secured	SF +	4.50%	(k)	9.92%	11/2026	87	87	—	87
Vessco Midco Holdings, LLC	Senior secured	SF +	4.50%		N/A(6)	10/2026	—	—	—	—
							4,288	4,260	0.3	4,119
Total debt investments							2,525,806	2,514,613	174.5	2,475,840

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(19)(20)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	27	$266	—%	$278

Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A		N/A	—	320	—	213
Go Car Wash Parent, Corp.(21)	Preferred stock	N/A	17.00%	Non-Cash	N/A	—	2,553	0.2	2,662
Go Car Wash Parent, Corp.	Common stock	N/A	N/A		N/A	—	1,449	0.1	1,147
MOP GM Holding, LLC	LP units	N/A	N/A		N/A	—	134	—	144
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	—	32	—	36
POY Holdings, LLC(21)	LLC units	N/A	N/A		N/A	305	305	0.1	764
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A		N/A	—	93	—	149
							4,886	0.4	5,115
Biotechnology
Cobepa BlueSky Aggregator, SCSp	LP interest	N/A	N/A		N/A	42	422	—	314

Building Products
BECO Holding Company, Inc.(21)	Preferred stock	N/A	11.75%	Non-Cash	N/A	122	13,511	1.0	14,470
BECO Holding Company, Inc.	LP interest	N/A	N/A		N/A	8	821	0.1	839
							14,332	1.1	15,309
Chemicals
Inhance Technologies Holdings LLC	Preferred stock	N/A	N/A		N/A	10	9,689	0.6	8,822
Inhance Technologies Holdings LLC	LLC units	N/A	N/A		N/A	—	34	—	76
							9,723	0.6	8,898
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP interest	N/A	N/A		N/A	233	233	—	269
EGD Security Systems, LLC	Common stock	N/A	N/A		N/A	3,035	2,050	0.3	4,346
North Haven Stack Buyer, LLC	LLC units	N/A	N/A		N/A	156	156	—	224
PT Intermediate Holdings III, LLC(21)	LLC units	N/A	N/A		N/A	8	778	0.1	911
Radwell Parent, LLC(21)	LP units	N/A	N/A		N/A	2	175	—	220
							3,392	0.4	5,970
Containers and Packaging
Chase Intermediate	LP units	N/A	N/A		N/A	168	85	—	191

Diversified Consumer Services
CHHJ Midco, LLC(21)	LLC units	N/A	N/A		N/A	8	79	—	123
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	36	36	—	41
EMS LINQ, LLC	LP interest	N/A	N/A		N/A	236	236	—	183
EWC Growth Partners LLC	LLC interest	N/A	N/A		N/A	—	25	—	5
HS Spa Holdings, Inc.	Common stock	N/A	N/A		N/A	250	250	—	259
Liminex, Inc.	Common stock	N/A	N/A		N/A	5	176	—	282
NSG Buyer, Inc. (8)	LP units	N/A	N/A		N/A	1	744	0.1	725
							1,546	0.1	1,618
Food & Staples Retailing
Mendocino Farms, LLC	Common stock	N/A	N/A		N/A	59	257	—	534
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A		N/A	6	64	—	36
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A		N/A	—	4	—	7
							325	—	577
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC	Preferred stock	N/A			N/A		N/A	30	$40	—%	$68
Borrower R365 Holdings, LLC	LLC units	N/A			N/A		N/A	1	2	—	3
Borrower R365 Holdings, LLC	Common stock	N/A			N/A		N/A	—	1	—	1
Borrower R365 Holdings, LLC	Preferred stock	N/A			N/A		N/A	1	1	—	1
Borrower R365 Holdings, LLC	LP units	N/A			N/A		N/A	—	—	—	—
Borrower R365 Holdings, LLC	Preferred stock	N/A			N/A		N/A	—	1	—	1
Borrower R365 Holdings, LLC	Preferred stock	N/A			N/A		N/A	2	3	—	3
Kodiak Cakes, LLC	Common stock	N/A			N/A		N/A	—	189	—	120
Louisiana Fish Fry Products, Ltd.	Common stock	N/A			N/A		N/A	—	212	—	152
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A			N/A		N/A	—	6	—	11
P&P Food Safety Holdings, Inc.	Common stock	N/A			N/A		N/A	1	142	—	88
									597	—	448
Health Care Technology
Connexin Software, Inc.	LLC interest	N/A			N/A		N/A	26	26	—	38
HSI Halo Acquisition, Inc.(21)	Preferred stock	N/A			10.00%	Non-Cash	N/A	—	79	—	113
HSI Halo Acquisition, Inc.	LP interest	N/A			N/A		N/A	—	1	—	34
Symplr Software, Inc.(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	3	3,192	0.2	3,191
Symplr Software, Inc.(21)	Preferred stock	SF +	10.50%	(l)	15.74%	Non-Cash	N/A	1	753	0.1	1,099
Symplr Software, Inc.(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	—	390	0.1	423
Symplr Software, Inc.(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	—	239	—	248
Symplr Software, Inc.	Common stock	N/A			N/A		N/A	42	—	—	191
									4,680	0.4	5,337
Health Care Equipment & Supplies
Aspen Medical Products, LLC	LP interest	N/A			N/A		N/A	—	17	—	20
Blue River Pet Care, LLC	Common stock	N/A			N/A		N/A	—	207	0.1	591
CCSL Holdings, LLC(8)	LP interest	N/A			N/A		N/A	—	135	—	127
CMI Parent Inc.	Common stock	N/A			N/A		N/A	—	279	—	393
CMI Parent Inc.	Common stock	N/A			N/A		N/A	5	5	—	597
									643	0.1	1,728
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	LLC units	N/A	N/A		N/A	51	$52	—%	$80
CRH Healthcare Purchaser, Inc.	LP interest	N/A	N/A		N/A	102	50	—	150
Elite Dental Partners LLC	LLC interest	N/A	N/A		N/A	—	444	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A		N/A	—	191	—	—
Elite Dental Partners LLC	LLC units	N/A	N/A		N/A	—	—	—	—
Emerge Intermediate, Inc.	LLC units	N/A	N/A		N/A	—	165	—	103
Emerge Intermediate, Inc.	LLC units	N/A	N/A		N/A	—	10	—	15
Emerge Intermediate, Inc.	LLC units	N/A	N/A		N/A	2	2	—	—
Encorevet Group LLC	Common stock	N/A	N/A		N/A	2	223	—	231
Encorevet Group LLC	LLC units	N/A	N/A		N/A	1	158	—	136
Krueger-Gilbert Health Physics, LLC	Common stock	N/A	N/A		N/A	54	58	—	78
Midwest Veterinary Partners, LLC(21)	Preferred stock	N/A	12.00%	Non-Cash	N/A	—	522	0.1	548
Midwest Veterinary Partners, LLC(21)	Preferred stock	N/A	10.00%	Non-Cash	N/A	—	13	—	19
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A		N/A	3	—	—	154
NDX Parent, LLC	Common stock	N/A	N/A		N/A	—	106	—	15
NDX Parent, LLC	Preferred stock	N/A	N/A		N/A	16	16	—	18
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	Common stock	N/A	N/A		N/A	—	126	—	122
Opening Day Borrower 111 LLC	LLC units	N/A	N/A		N/A	18	785	0.1	847
Suveto Buyer, LLC	Common stock	N/A	N/A		N/A	2	241	—	162
							3,162	0.2	2,678

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants and Leisure
Freddy's Frozen Custard LLC(21)	LP interest	N/A	N/A		N/A	81	$75	—%	$146
Harri US LLC	LLC units	N/A	N/A		N/A	36	287	—	265
Harri US LLC	Preferred stock	N/A	N/A		N/A	31	198	—	223
Harri US LLC	Warrant	N/A	N/A		N/A	10	46	—	71
SSRG Holdings, LLC	LP interest	N/A	N/A		N/A	40	399	0.1	566
Tropical Smoothie Cafe Holdings, LLC	LP interest	N/A	N/A		N/A	2	99	—	431
							1,104	0.1	1,702
Insurance
Accession Risk Management Group, Inc.(21)	Preferred stock	N/A	13.25%	Non-Cash	N/A	6	5,827	0.4	5,723
Majesco(21)	Preferred stock	N/A	9.00%	Non-Cash	N/A	—	127	—	161
Majesco	LP interest	N/A	N/A		N/A	28	—	—	82
							5,954	0.4	5,966
Internet and Catalog Retail
Revalize, Inc.	Preferred stock	N/A	N/A		N/A	8	7,472	0.6	8,541
Revalize, Inc.	Preferred stock	N/A	N/A		N/A	5	4,484	0.4	5,126
Revalize, Inc.	Preferred stock	N/A	N/A		N/A	4	3,632	0.3	3,731
Revalize, Inc.	Preferred stock	N/A	N/A		N/A	3	2,681	0.2	2,957
							18,269	1.5	20,355
IT Services
Appriss Health Intermediate Holdings, Inc(21)	Preferred stock	N/A	11.00%	Non-Cash	N/A	1	896	0.1	901
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A		N/A	217	171	0.1	1,573
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A		N/A	57	156	—	412
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A		N/A	13	108	—	95
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Warrant	N/A	N/A		N/A	75	59	0.1	503
Critical Start, Inc.	Common stock	N/A	N/A		N/A	118	118	—	141
Optimizely North America, Inc.	Common stock	N/A	N/A		N/A	17	173	—	156
Kentik Technologies, Inc.	Preferred stock	N/A	N/A		N/A	83	475	—	475
Netwrix Corporation(21)	LLC units	N/A	N/A		N/A	2	5	—	8
PCS Intermediate II Holdings, LLC	LLC interest	N/A	N/A		N/A	13	126	—	197
Red Dawn SEI Buyer, Inc.	LP interest	N/A	N/A		N/A	219	219	—	351
Saturn Borrower Inc.	LP units	N/A	N/A		N/A	139	139	—	46
							2,645	0.3	4,858
Leisure Products
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	15	24	—	31
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	10	16	—	21
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	9	13	—	17
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	8	12	—	15
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	3	5	—	6
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	—	—	—	1
							70	—	91
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	372	372	—	372
Celerion Buyer, Inc.	LP units	N/A	N/A		N/A	372	—	—	115
PAS Parent Inc.	LP interest	N/A	N/A		N/A	6	624	—	588
PAS Parent Inc.	Preferred stock	N/A	N/A		N/A	1	93	—	108
Reaction Biology Corporation	LLC units	N/A	N/A		N/A	—	245	—	252
							1,334	—	1,435
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Paper and Forest Products
Messenger, LLC	LLC units	N/A			N/A		N/A	2	$213	—%	$110
Messenger, LLC	LLC units	N/A			N/A		N/A	—	—	—	—
									213	—	110
Pharmaceuticals
Amalthea Parent, Inc.(8)(12)	LP interest	N/A			N/A		N/A	199	199	—	172
Cobalt Buyer Sub, Inc.(21)	Preferred stock	SF +	10.00%	(l)	15.24%	Non-Cash	N/A	3	3,882	0.3	4,385
Cobalt Buyer Sub, Inc.	Preferred stock	N/A			N/A		N/A	—	72	—	71
Cobalt Buyer Sub, Inc.	Common stock	N/A			N/A		N/A	1	1	—	—
									4,154	0.3	4,628
Professional Services
Enboarder, Inc.(8)(11)	Preferred stock	N/A			N/A		N/A	27	280	—	280
Filevine, Inc.	Preferred stock	N/A			N/A		N/A	141	892	0.1	1,018
Filevine, Inc.	Warrant	N/A			N/A		N/A	21	31	—	109
Filevine, Inc.	Warrant	N/A			N/A		N/A	57	57	—	58
Net Health Acquisition Corp.	LP interest	N/A			N/A		N/A	1	133	—	152
Procure Acquireco, Inc.	LP interest	N/A			N/A		N/A	—	333	0.1	418
									1,726	0.2	2,035
Real Estate Management & Development
Inhabit IQ Inc.	Common stock	N/A			N/A		N/A	11	60	—	173

Road & Rail
Internet Truckstop Group LLC	LP interest	N/A			N/A		N/A	146	146	—	173

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.	LP interest	N/A			N/A		N/A	577	$577	0.1%	$820
Aras Corporation(21)	Preferred stock	N/A			12.00%	Non-Cash	N/A	—	458	0.1	491
Aras Corporation	LP interest	N/A			N/A		N/A	121	121	—	162
Astute Holdings, Inc.	LP interest	N/A			N/A		N/A	—	59	—	214
Auvik Networks Inc.(8)(12)	Preferred stock	N/A			N/A		N/A	11	111	—	137
Auvik Networks Inc.(8)(12)	Preferred stock	N/A			N/A		N/A	1	13	—	16
Bayshore Intermediate #2, L.P.	Common stock	N/A			N/A		N/A	1,746	1,746	0.1	1,533
Calabrio, Inc.	LP interest	N/A			N/A		N/A	—	306	—	283
Calabrio, Inc.	LP interest	N/A			N/A		N/A	38	—	—	—
Cloudbees, Inc.	Preferred stock	N/A			N/A		N/A	30	341	—	341
Cloudbees, Inc.	Preferred stock	N/A			N/A		N/A	15	93	—	141
Cloudbees, Inc.	Warrant	N/A			N/A		N/A	27	40	—	202
Cynet Security Ltd.(8)(15)	Preferred stock	N/A			N/A		N/A	75	262	—	316
Denali Bidco Limited(8)(10)	LP interest	N/A			N/A		N/A	140	182	—	182
Diligent Corporation(21)	Preferred stock	N/A			10.50%	Non-Cash	N/A	7	7,359	0.6	7,603
FirstUp, Inc.	Common stock	N/A			N/A		N/A	84	205	—	120
GS Acquisitionco, Inc.(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	9	10,466	0.8	10,349
GS Acquisitionco, Inc.(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	3	3,279	0.2	3,151
GS Acquisitionco, Inc.	LP interest	N/A			N/A		N/A	—	26	—	213
GS Acquisitionco, Inc.(21)	Preferred stock	SF +	10.50%	(l)	15.88%	Non-Cash	N/A	—	49	—	49
GTY Technology Holdings, Inc.	LP units	N/A			N/A		N/A	25	25	—	32
Impartner, Inc.	Preferred stock	N/A			N/A		N/A	11	90	—	86
Kaseya Inc.(21)	Preferred stock	N/A			11.75%	Non-Cash	N/A	3	2,816	0.2	2,867
Kaseya Inc.	LP interest	N/A			N/A		N/A	150	150	—	165
MetricStream, Inc.	Warrant	N/A			N/A		N/A	44	67	—	42
Ministry Brands Holdings LLC	LP interest	N/A			N/A		N/A	361	362	—	318
mParticle, Inc.	Preferred stock	N/A			N/A		N/A	65	426	0.1	366
mParticle, Inc.	Warrant	N/A			N/A		N/A	30	6	—	115
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	Warrant	N/A			N/A		N/A	2	6	—	13
Onit, Inc.(21)	Preferred stock	N/A			15.00%	Non-Cash	N/A	—	46	—	50
Onit, Inc.	Warrant	N/A			N/A		N/A	—	6	—	7
Panzura, LLC	LLC units	N/A			N/A		N/A	1	4	—	4
PDI TA Holdings, Inc.	Preferred stock	N/A			N/A		N/A	43	1,340	0.1	1,518
Personify, Inc.	LP interest	N/A			N/A		N/A	163	171	0.1	405
Pyramid Healthcare Acquisition Corp.	Common stock	N/A			N/A		N/A	73	73	—	125
QAD, Inc.(21)	Preferred stock	N/A			9.00%	Non-Cash	N/A	1	802	0.1	884
QAD, Inc.	Common stock	N/A			N/A		N/A	53	—	—	72
RegEd Aquireco, LLC	LP interest	N/A			N/A		N/A	—	73	—	14
RegEd Aquireco, LLC	LP interest	N/A			N/A		N/A	1	—	—	—
RegEd Aquireco, LLC	Preferred stock	N/A			N/A		N/A	—	5	—	5
Riskonnect Parent, LLC(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	8	8,928	0.6	8,571
Riskonnect Parent, LLC	LP interest	N/A			N/A		N/A	378	379	—	496
Riskonnect Parent, LLC(21)	Preferred stock	SF +	10.50%	(l)	15.92%	Non-Cash	N/A	—	378	0.1	394
SnapLogic, Inc.	Preferred stock	N/A			N/A		N/A	66	164	—	318
SnapLogic, Inc.	Warrant	N/A			N/A		N/A	25	18	—	81
Spartan Buyer Acquisition Co.	Common stock	N/A			N/A		N/A	—	252	—	133
Spartan Buyer Acquisition Co.	Preferred stock	N/A			N/A		N/A	—	15	—	18
Telesoft Holdings LLC	LP interest	N/A			N/A		N/A	131	131	—	111
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Templafy APS and Templafy, LLC(8)(18)	Warrant	N/A	N/A		N/A	—	$32	—%	$23
Zendesk, Inc.	LP units	N/A	N/A		N/A	18	182	—	251
							42,640	3.2	43,807
Specialty Retail
Ave Holdings III, Corp(21)	Preferred stock	N/A	11.50%	Non-Cash	N/A	6	6,640	0.5	6,398
Ave Holdings III, Corp	LP units	N/A	N/A		N/A	1	777	0.1	742
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A		N/A	—	110	—	45
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A		N/A	—	42	—	17
Imperial Optical Midco Inc.	Common stock	N/A	N/A		N/A	—	—	—	34
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	—	45	—	36
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A	N/A		N/A	—	39	—	25
							7,653	0.6	7,297
Textiles, Apparel and Luxury Goods
MakerSights, Inc.	Preferred stock	N/A	N/A		N/A	16	85	—	85

Total equity investments							130,112	9.9	141,176

Total investments							2,644,725	184.4	2,617,016

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			5.23%	(24)			$7,134	0.5%	$7,134
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (CUSIP 61747C707)			5.26%	(24)			4,670	0.3	4,670
Morgan Stanley US Dollar Liquidity Fund (CUSIP L64887109)			5.43%	(24)			414	—	414
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			5.17%	(24)			698	—	698
Total money market funds							12,916	0.8	12,916

Total investments and money market funds							$2,657,641	185.2%	$2,629,932

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2023
(Dollar and share amounts in thousands)

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
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), Australian Interbank Rate (‘‘AUD’’ or ‘‘A’’), Canadian Bankers Acceptance Rate (‘‘CDOR’’ or ‘‘C’’) or London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) denominated in U.S. dollars which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of September 30, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of September 30, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of September 30, 2023, as the loan may have priced or repriced based on an index rate prior to September 30, 2023.
(a) Denotes that all or a portion of the contract was indexed to the 180-day LIBOR, which was last quoted on June 30, 2023 at 5.76%.
(b) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of September 30, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.85% as of September 30, 2023.
(d) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.95% as of September 30, 2023.
(e) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 4.13% as of September 30, 2023.
(f) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.14% as of September 30, 2023.
(g) Denotes that all or a portion of the contract was indexed to the 60-day CDOR, which was 5.45% as of September 30, 2023.
(h) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 5.51% as of September 30, 2023.
(i) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.19% as of September 30, 2023.
(j) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.31% as of September 30, 2023.
(k) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.32% as of September 30, 2023.
(l) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.40% as of September 30, 2023.
(m) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.47% as of September 30, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of September 30, 2023.
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
(6)The entire commitment was unfunded as of September 30, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of September 30, 2023, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, total non-qualifying assets at fair value represented 14.7% of the Company’s total assets calculated in accordance with the 1940 Act.
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
September 30, 2023
(Dollar and share amounts in thousands)
(18) The headquarters of this portfolio company is located in Denmark.
(19) Equity investments are non-income producing securities unless otherwise noted.
(20) Ownership of certain equity investments occurs through a holding company or partnership.
(21) The Company holds an equity investment that is income producing.
(22) All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the year ended September 30, 2023.
(23) The fair value of the loan reflects the legal claim on par and accrued uncapitalized payment-in-kind (“PIK”) interest.
(24) The rate shown is the annualized seven-day yield as of September 30, 2023.

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments
September 30, 2022
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Building Products
BECO Holding Company, Inc.#~+	One stop	L +	5.50%	(b)	9.17%	11/2028	$32,674	$32,389	2.5%	$32,019
BECO Holding Company, Inc.(5)	One stop	L +	5.50%		N/A(6)	11/2027	—	(4)	—	(10)
BECO Holding Company, Inc.(5)	One stop	L +	5.50%		N/A(6)	11/2028	—	(73)	—	(169)
							32,674	32,312	2.5	31,840
Chemicals
Inhance Technologies Holdings LLC#	One stop	L +	5.25%	(b)	7.53%	07/2024	3,593	3,568	0.3	3,557
Inhance Technologies Holdings LLC#	One stop	L +	5.25%	(b)	7.53%	07/2024	2,434	2,426	0.2	2,410
Inhance Technologies Holdings LLC#	One stop	L +	5.25%	(b)	7.53%	07/2024	736	734	—	729
Inhance Technologies Holdings LLC	One stop	L +	5.25%	(b)	7.53%	07/2024	11	11	—	10
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E +	6.25%	(f)	8.11%	09/2028	13,358	15,547	1.0	12,957
PHM NL SP Bidco B.V.(8)(14)	One stop	L +	6.25%	(c)	10.42%	09/2028	5,922	5,834	0.5	5,745
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	SN +	6.25%	(i)	8.44%	09/2028	2,888	3,405	0.2	2,801
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E +	6.25%	(f)	6.31%	09/2028	1412	1596	0.1	1360
							30,354	33,121	2.3	29,569

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Borrower R365 Holdings, LLC+	One stop	L +	6.50%	(b)	7.18%	cash/	3.00%	PIK	06/2027	$5,265	$5,185	0.4%	$5,265
Borrower R365 Holdings, LLC#	One stop	L +	6.50%	(b)	7.18%	cash/	3.00%	PIK	06/2027	438	431	—	438
Borrower R365 Holdings, LLC(5)	One stop	L +	6.50%		N/A(6)				06/2027	—	(1)	—	—
Borrower R365 Holdings, LLC(5)	One stop	L +	6.50%		N/A(6)				06/2027	—	(4)	—	—
Flavor Producers, LLC#	Senior secured	L +	5.75%	(b)	7.82%	cash/	1.00%	PIK	12/2023	438	437	—	425
Flavor Producers, LLC	Senior secured	L +	5.75%	(b)	7.82%	cash/	1.00%	PIK	12/2022	1	1	—	1
Kodiak Cakes, LLC+	Senior secured	L +	6.00%	(b)	9.67%				06/2027	4,827	4,779	0.4	4,441
Kodiak Cakes, LLC	Senior secured	L +	6.00%	(b)	9.67%				06/2026	100	98	—	87
Louisiana Fish Fry Products, Ltd.#~	One stop	SF +	6.25%	(k)	9.38%				07/2027	4,206	4,172	0.3	3,869
Louisiana Fish Fry Products, Ltd.	One stop	L +	6.25%	(c)(k)	9.24%				07/2027	73	71	—	65
MAPF Holdings, Inc.~+	One stop	L +	5.50%	(b)	9.17%				12/2026	15,072	14,963	1.2	15,072
MAPF Holdings, Inc.	One stop	L +	5.50%	(b)	9.17%				12/2026	70	68	—	70
P&P Food Safety Holdings, Inc.~	One stop	L +	6.00%	(c)	8.88%				12/2026	7,021	6,954	0.6	6,881
P&P Food Safety Holdings, Inc.	One stop	L +	6.00%	(b)	9.67%				12/2026	38	37	—	36
P&P Food Safety Holdings, Inc.(5)	One stop	L +	6.00%		N/A(6)				12/2026	—	(23)	—	—
Ultimate Baked Goods Midco LLC#	One stop	L +	6.50%	(a)	9.62%				08/2027	2,834	2,794	0.2	2,550
Ultimate Baked Goods Midco LLC	One stop	L +	6.50%	(a)(d)	9.92%				08/2027	47	46	—	41
Whitebridge Pet Brands, LLC#	One stop	L +	5.00%	(a)	8.12%				07/2027	9,941	9,857	0.8	9,941
Whitebridge Pet Brands, LLC	One stop	L +	5.00%	(a)	7.98%				07/2027	130	128	—	130
Wizard Bidco Limited#(8)(9)(10)	One stop	SN +	4.75%	(i)	6.94%				03/2029	2,960	3,445	0.2	2,960
Wizard Bidco Limited(5)(8)(9)(10)	One stop	SN +	4.75%		N/A(6)				09/2028	—	(1)	—	—
										53,461	53,437	4.1	52,272

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Jet Equipment & Tools Ltd.#(8)(12)	One stop	SF +	6.50%	(l)	10.20%				11/2024	$262	$256	—%	$259
Jet Equipment & Tools Ltd.(8)(12)	One stop	SF +	5.75%	(d)(k)	9.82%				11/2024	197	197	—	192
Jet Equipment & Tools Ltd.(8)(9)(12)	One stop	CP +	4.75%	(n)	10.20%				11/2024	25	27	—	24
PPV Intermediate Holdings, LLC#	One stop	SF +	5.75%	(l)(m)	9.29%				08/2029	3,713	3,642	0.3	3,639
PPV Intermediate Holdings, LLC	One stop	N/A			13.00%				08/2030	459	448	—	448
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(8)	—	(8)
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(11)	—	(9)
PPV Intermediate Holdings, LLC(5)	One stop	N/A			13.00%				08/2030	—	(2)	—	(2)
Salon Lofts Group, LLC#	One stop	SF +	5.75%	(l)	9.30%				08/2028	1,788	1,770	0.1	1,770
Salon Lofts Group, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(2)	—	(2)
Salon Lofts Group, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2028	—	(9)	—	(9)
Sola Franchise, LLC and Sola Salon Studios, LLC#~	One stop	SF +	4.75%	(l)	8.45%				10/2024	1,851	1,840	0.1	1,851
Sola Franchise, LLC and Sola Salon Studios, LLC~	One stop	SF +	4.75%	(l)	8.45%				10/2024	657	654	0.1	657
Sola Franchise, LLC and Sola Salon Studios, LLC	One stop	SF +	4.75%		N/A(6)				10/2024	—	—	—	—
Titan Fitness, LLC#	One stop	L +	6.75%	(a)(b)	7.56%	cash/	2.00%	PIK	02/2025	6,764	6,726	0.5	6,358
Titan Fitness, LLC	One stop	L +	6.75%	(b)	7.00%	cash/	2.00%	PIK	02/2025	798	793	0.1	750
Titan Fitness, LLC	One stop	L +	6.75%	(b)	7.00%	cash/	2.00%	PIK	02/2025	245	243	—	229
Vermont Aus Pty Ltd(8)(11)	One stop	SF +	5.50%	(l)	9.20%				03/2028	1,903	1,877	0.1	1,903
Vermont Aus Pty Ltd(8)(9)(11)	One stop	A +	5.75%	(g)	8.86%				03/2028	1,662	1,910	0.1	1,662
VSG Acquisition Corp. and Sherrill, Inc.#	One stop	SF +	5.50%	(l)	9.31%				04/2028	4,052	3,996	0.3	4,012
VSG Acquisition Corp. and Sherrill, Inc.	One stop	L +	5.50%	(b)	9.31%				04/2028	101	31	—	51
VSG Acquisition Corp. and Sherrill, Inc.	One stop	P +	4.50%	(d)	10.75%				04/2028	69	67	—	68
										112,169	115,360	8.6	110,044
Textiles, Apparel and Luxury Goods
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	393	389	0.1	366
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	196	194	—	182
Dollfus Mieg Company, Inc.#(8)(10)	One stop	L +	6.00%	(c)	10.12%				03/2028	172	170	—	160
Dollfus Mieg Company, Inc.(5)(8)(9)(10)	One stop	E +	6.00%		N/A(6)				03/2028	—	(8)	—	(42)
QF Holdings, Inc.	One stop	L +	6.25%	(c)	10.43%				12/2027	305	301	—	305
										1,066	1,046	0.1	971
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.	One stop	L +	5.50%	(b)	9.01%				06/2028	6,352	6,252	0.5	6,098
Marcone Yellowstone Buyer Inc.#	One stop	L +	5.50%	(b)	9.17%				06/2028	6,003	5,896	0.5	5,763
Marcone Yellowstone Buyer Inc.#	One stop	L +	5.50%	(b)	9.17%				06/2028	1,370	1,348	0.1	1,315
Marcone Yellowstone Buyer Inc.	One stop	L +	5.50%	(b)	8.92%				06/2028	881	860	0.1	795
										14,606	14,356	1.2	13,971
Water Utilities
S.J. Electro Systems, LLC#	Senior secured	L +	4.50%	(a)	7.62%				06/2027	2,154	2,137	0.2	2,089
S.J. Electro Systems, LLC	Senior secured	L +	4.50%	(a)	7.62%				06/2027	1,129	1,099	0.1	1,095
S.J. Electro Systems, LLC	Senior secured	L +	4.50%	(a)	7.62%				06/2027	110	108	—	104
Vessco Midco Holdings, LLC	Senior secured	L +	4.50%	(b)	7.77%				11/2026	248	235	—	226
Vessco Midco Holdings, LLC#	Senior secured	L +	4.50%	(a)	7.62%				11/2026	88	88	—	86
Vessco Midco Holdings, LLC	Senior secured	P +	3.50%	(d)	9.75%				10/2026	2	2	—	2
										3,731	3,669	0.3	3,602
Total debt investments										2,236,034	2,240,115	172.3	2,192,016
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)

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
See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles, Apparel and Luxury Goods
MakerSights, Inc.	Preferred stock	N/A	N/A		N/A	16	$85	—%	$85

Total equity investments							107,972	9.7	124,087

Total investments							2,348,087	182.0	2,316,103

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			2.81%	(22)			$9,910	0.8%	$9,910
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (CUSIP 61747C707)			2.81%	(22)			2,095	0.2	2,095
Total money market funds							12,005	1.0	12,005

Total investments and money market funds							$2,360,092	183.0%	$2,328,108

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments - (continued)
September 30, 2022
(Dollar and share amounts in thousands)

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
(Dollar and share amounts in thousands)
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

The Company’s investment strategy is to invest primarily in one stop loans (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies that are, in most cases, sponsored by private equity firms. The Company also selectively invests in second lien and subordinated (a loan that ranks senior only to a borrower’s equity securities and ranks junior to all of such borrower’s other indebtedness in priority of payment) loans of, and warrants and minority equity securities in, primarily U.S. middle-market companies. The Company has entered into an investment advisory agreement (the “Investment Advisory Agreement”) with GC Advisors LLC (the “Investment Adviser”), under which the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. Under an administration agreement (the “Administration Agreement”) the Company is provided with certain services by an administrator (the “Administrator”), which is currently Golub Capital LLC.

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

Consolidation: As provided under ASC Topic 946 and Regulation S-X, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, Golub Capital 3 Holdings LLC (“GBDC 3 Holdings”), GBDC 3 Funding LLC (“GBDC 3 Funding”), Golub Capital BDC 3 CLO 1 Depositor LLC (“2021 CLO Depositor”), Golub Capital BDC 3 CLO 1 LLC (“2021 Issuer”), Golub Capital BDC 3 ABS 2022-1 Depositor LLC (“2022 ABS 2022-1 Depositor”), Golub Capital BDC 3 ABS 2022-1 LLC (“2022 Issuer”), Golub Capital BDC 3 CLO 2 Depositor LLC (“2022 CLO 2 Depositor”), Golub Capital BDC 3 CLO 2 LLC (“2022-2 Issuer”), GBDC 3 Holdings Coinvest, Inc., GBDC 3 Holdings ED Coinvest, Inc., GCBH 3 North Haven Stack Buyer Coinvest Inc., GBDC 3 Quick Quack Coinvest LLC; prior to April 18, 2021, the date of each of the following entity’s dissolution, GBDC 3 Senior Loan Fund LLC and GBDC 3 Senior Loan Fund II LLC; and prior to September 12, 2023, the date of each of the following entity’s dissolution, GBDC 3 Funding II LLC (“GBDC 3 Funding II”) and GBDC3 F Loan Subsidiary A LLC, in its consolidated financial statements.

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

Cash and cash equivalents and foreign currencies: Cash and cash equivalents and foreign currencies are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company deposits its cash in financial institutions and, at times, such balances exceed the Federal Deposit Insurance Corporation insurance limits.

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the year are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of year-end.
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

Refer to Note 6. Forward Currency Contracts for more information.

Revenue recognition:

Investments and related investment income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments.

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the years ended September 30, 2023, 2022 and 2021, interest income included $8,088, $7,933 and $5,229, respectively, of accretion of discounts. For the years ended September 30, 2023, 2022 and 2021, the Company received loan origination fees of $8,430, $16,542, and $11,467, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For years ended September 30, 2023, 2022 and 2021, interest income included $14,515, $5,740 and $2,571, respectively, of PIK interest and the Company capitalized PIK interest of $14,058, $6,189 and $2,589, respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. All other income is recorded into income when earned.
For the years ended September 30, 2023, 2022 and 2021, fee income included $35, $1,520 and $1,183, respectively, of prepayment premiums, which fees are non-recurring.

For the years ended September 30, 2023, 2022 and 2021, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $228,635, $133,455 and $71,566, respectively.

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

For the year ended September 30, 2023, the Company recognized PIK and non-cash dividend income of $8,443, which were capitalized into the cost basis of certain preferred equity investments. For the years ended September 30, 2022 and 2021, the Company had no capitalized PIK and non-cash dividends. For the year ended September 30, 2023, the Company received $284 in cash payments of accrued and capitalized preferred dividends in cash. For the years ended September 30, 2022 and 2021, the Company received no cash payments of accrued and capitalized preferred dividends in cash.

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

For the years ended September 30, 2023, 2022, and 2021, the Company recorded dividend income received in cash of $20, $112 and $254, respectively, and return of capital distributions received in cash of $1,259, $354, and $437, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $3,637 and $2,015 as of September 30, 2023 and September 30, 2022, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended September 30, 2023, $630 was recorded for U.S. federal

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

excise tax. For the years ended September 30, 2022 and 2021, the Company did not record any U.S. federal excise tax.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in its consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through September 30, 2023. The Company’s tax returns for the 2020 through 2022 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of September 30, 2023 and September 30, 2022, the Company had deferred debt issuance costs of $4,038 and $3,055, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the years ended September 30, 2023, 2022, and 2021, was $3,500, $3,466 and $1,969, respectively.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2023 and September 30, 2022, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of September 30, 2023		As of September 30, 2022
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$1,387,941	$1,328,577	$1,388,271	$1,209,808

As of September 30, 2023 and September 30, 2022, the ratio of total contributed capital to total capital subscriptions was 95.7% and 87.1%, respectively, and the Company had uncalled capital commitments of $59,364 and $178,463, respectively. Effective July 1, 2023, the Company entered into agreements to cancel subscriptions totaling $330.

The following table summarizes the shares of GBDC 3 common stock issued for the years ended September 30, 2023, 2022 and 2021:

	Date	Shares Issued	NAV per share	Proceeds
Shares issued for the year ended September 30, 2021
Issuance of shares	01/22/21	1,820,560.056	$15.00	$27,308
Issuance of shares	03/08/21	1,820,560.056	15.00	27,309
Issuance of shares	05/17/21	1,870,328.048	15.00	28,055
Issuance of shares	06/25/21	2,119,629.752	15.00	31,795
Issuance of shares	08/05/21	2,214,324.943	15.00	33,215
Issuance of shares	08/20/21	3,236,270.606	15.00	48,544
Issuance of shares	09/24/21	4,289,455.051	15.00	64,341
Shares issued for capital drawdowns		17,371,128.512		260,567
Issuance of shares	12/18/20	431,254.910	14.97	6,455	(1)
Issuance of shares	03/11/21	117,853.968	15.00	1,767
Issuance of shares	05/25/21	449,711.990	15.00	6,745
Issuance of shares	07/26/21	438,408.120	15.00	6,576
Issuance of shares	09/27/21	103,287.089	15.00	1,550
Shares issued through DRIP		1,540,516.077		23,093

Shares issued for the year ended September 30, 2022
Issuance of shares	10/15/21	2,133,529.599	$15.00	$32,003
Issuance of shares	10/28/21	9,104,398.823	15.00	136,566
Issuance of shares	12/20/21	2,154,764.294	15.00	32,321
Issuance of shares	01/24/22	3,482,175.051	15.00	52,233
Issuance of shares	03/24/22	2,107,222.533	15.00	31,608
Issuance of shares	04/29/22	2,324,338.200	15.00	34,865
Issuance of shares	05/26/22	2,227,594.547	15.00	33,414
Issuance of shares	06/27/22	3,192,517.674	15.00	47,888
Issuance of shares	08/15/22	2,756,996.922	14.88	41,032	(1)
Shares issued for capital drawdowns		29,483,537.643		$441,930

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	Date	Shares Issued	NAV per share	Proceeds
Issuance of shares	11/22/21	316,630.174	$15.00	$4,749
Issuance of shares	12/27/21	407,110.101	15.00	6,107
Issuance of shares	02/28/22	199,720.003	15.00	2,996
Issuance of shares	03/23/22	178,035.741	15.00	2,670
Issuance of shares	05/23/22	291,444.634	15.00	4,372
Issuance of shares	07/25/22	214,666.093	14.88	3,195	(1)
Issuance of shares	09/14/22	122,463.429	14.88	1,823	(1)
Shares issued through DRIP		1,730,070.175		$25,912
Shares issued for the year ended September 30, 2023
Issuance of shares	11/14/22	1,343,605.140	$14.89	$20,006	(1)
Issuance of shares	02/23/23	1,355,455.904	14.76	20,007	(1)
Issuance of shares	04/17/23	936,045.322	15.00	14,041
Issuance of shares	06/26/23	882,957.000	15.00	13,244
Issuance of shares	08/31/23	1,852,906.980	15.00	27,794
Issuance of shares	09/27/23	1,578,446.982	15.00	23,677
Shares issued for capital drawdowns		7,949,417.328		$118,769
Issuance of shares	12/20/22	362,642.468	$14.89	$5,399	(1)
Issuance of shares	05/23/23	151,273.299	15.00	2,269
Issuance of shares	06/21/23	140,378.868	15.00	2,106
Issuance of shares	08/22/23	377,621.539	15.00	5,664
Issuance of shares	09/19/23	138,148.539	15.00	2,072
Shares issued through DRIP		1,170,064.713		$17,510

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

For the years ended September 30, 2023, 2022 and 2021, the base management fees incurred by the Company were $34,316, $28,190 and $15,123, respectively, and the base management fees irrevocably waived by the Investment Adviser were $9,359, $7,688 and $4,124, respectively.

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

For the years ended September 30, 2023, 2022 and 2021, the Income Incentive Fee incurred was $31,328, $13,239 and $8,737, respectively.

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

For the years ended September 30, 2023, 2022 and 2021, the Income Incentive Fee irrevocably waived by the Investment Adviser was $7,832, $1,207 and $647, respectively.

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

For the years ended September 30, 2023, 2022 and 2021, the Company did not accrue a Capital Gain Incentive Fee. As of September 30, 2023 and September 30, 2022, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. There was no accrual of the capital gain incentive fee under GAAP for the year ended September 30, 2023. For the years ended September 30, 2022 and 2021, the accrual (reversal) of the capital gain incentive fee under GAAP was $(2,855) and $2,855, respectively. There was no accrual of the capital gain incentive fee waiver under GAAP for the year ended September 30, 2023. For the years ended September 30, 2022 and 2021, the accrual (reversal) of the capital gain incentive fee waiver under GAAP was $(714) and $714, respectively. As of September 30, 2023 and September 30, 2022, there was no accrual for the capital gain incentive fee (net of waiver) under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

The sum of the Income Incentive Fee, the Capital Gain Incentive Fee and the Subordinated Liquidation Incentive Fee is the Incentive Fee. Prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “Escrow Account”) to be administered by U.S. Bank National Association (the “Escrow Agent”). Assets in the Escrow Account will be held by the Escrow Agent until the closing of a Liquidity Event at which time the Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2023, the Escrow Agent will return all assets in the Escrow Account to the Company for the benefit of the stockholders. For the years ended September 30, 2023, 2022 and 2021, the Company deposited $7,031, $3,404 and $2,469, respectively, into the Escrow Account. As of September 30, 2023, the Company has made deposits totaling $14,875 into the Escrow Account since inception.

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

Included in accounts payable and accrued expenses is $959 and $772, as of September 30, 2023 and September 30, 2022, respectively, for accrued allocated shared services under the Administration Agreement.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Total expenses reimbursed to the Administrator during the years ended September 30, 2023, 2022 and 2021 were $2,919, $1,749 and $997, respectively. As of September 30, 2023 and September 30, 2022, included in accounts payable and accrued expenses were $868 and $654, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. Subsequently, GCOP LLC entered into Subscription Agreements with capital commitments of $10,000 and $13,000 on October 1, 2018 and January 1, 2020, respectively. On May 19, 2022, GCOP LLC entered into an agreement to purchase an existing stockholder’s $125 subscription commitment and the 8,005.409 shares of common stock held by such stockholder. As of September 30, 2023, GCOP LLC has an aggregate commitment of $23,136. As of September 30, 2023, the Company has issued 1,543,367.762 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $23,136 and has also issued 347,942.503 shares to GCOP LLC through the DRIP.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of September 30, 2023, the Company has issued 1,834,523.315 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27,500.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of September 30, 2023, permits the Company to borrow a maximum of $100,000 and expires on September 1, 2026. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

Note 5.    Investments

Investments as of September 30, 2023 and September 30, 2022 consisted of the following:

	As of September 30, 2023			As of September 30, 2022
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$237,797	$241,418	$234,332	$247,068	$254,207	$240,945
One stop	2,259,873	2,244,468	2,213,560	1,969,085	1,964,742	1,931,622
Second lien	11,833	12,606	11,743	9,255	10,763	8,878
Subordinated debt	16,303	16,121	16,205	10,626	10,403	10,571
Equity	N/A	130,112	141,176	N/A	107,972	124,087
Total	$2,525,806	$2,644,725	$2,617,016	$2,236,034	$2,348,087	$2,316,103

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

	As of September 30, 2023		As of September 30, 2022
Amortized Cost:
United States
Mid-Atlantic	$439,768	16.6%	$404,141	17.2%
Midwest	519,107	19.6	406,233	17.3
Northeast	187,317	7.1	157,143	6.7
Southeast	554,710	21.0	507,188	21.6
Southwest	218,765	8.3	184,151	7.8
West	374,560	14.2	381,613	16.3
Canada	77,717	2.9	79,962	3.4
United Kingdom	181,653	6.9	149,195	6.4
Australia	4,038	0.1	4,067	0.2
Luxembourg	26,134	1.0	23,131	1.0
Netherlands	35,086	1.3	26,382	1.1
Finland	14,855	0.6	14,822	0.6
Sweden	9,135	0.3	8,188	0.3
Israel	262	0.0 *	262	0.0 *
Denmark	1,618	0.1	1,609	0.1
Total	$2,644,725	100.0%	$2,348,087	100.0%

Fair Value:
United States
Mid-Atlantic	$440,467	16.8%	$403,013	17.4%
Midwest	513,851	19.6	401,381	17.3
Northeast	185,659	7.1	156,633	6.8
Southeast	555,229	21.2	508,050	22.0
Southwest	216,971	8.3	183,989	7.9
West	374,588	14.3	384,110	16.6
Canada	73,367	2.8	77,457	3.3
United Kingdom	169,846	6.5	128,119	5.5
Australia	3,816	0.1	3,868	0.2
Luxembourg	25,356	1.0	22,277	1.0
Netherlands	30,639	1.2	22,863	1.0
Finland	15,847	0.6	14,542	0.6
Sweden	9,412	0.4	7,933	0.3
Israel	316	0.0 *	262	0.0 *
Denmark	1,652	0.1	1,606	0.1
Total	$2,617,016	100.0%	$2,316,103	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of September 30, 2023 and September 30, 2022 were as follows:

	As of September 30, 2023			As of September 30, 2022
Amortized Cost:
Aerospace and Defense	$9,899	0.4%		$—	—%
Airlines	7,477	0.3		7,527	0.3
Auto Components	15,532	0.6		11,511	0.5
Automobiles	140,797	5.3		134,671	5.8
Beverages	22,076	0.8		12,256	0.5
Biotechnology	422	0.0	*	422	0.0	*
Building Products	46,401	1.7		44,967	1.9
Chemicals	42,947	1.6		42,844	1.8
Commercial Services and Supplies	82,137	3.1		71,080	3.0
Communications Equipment	4,925	0.2		4,911	0.2
Containers and Packaging	57,814	2.2		54,529	2.3
Distributors	—	—		2,560	0.1
Diversified Consumer Services	110,454	4.2		107,979	4.6
Diversified Financial Services	22,078	0.8		14,563	0.6
Diversified Telecommunication Services	627	0.0	*	630	0.0	*
Electronic Equipment, Instruments and Components	9,623	0.4		43,140	1.9
Food and Staples Retailing	6,678	0.2		7,978	0.3
Food Products	61,762	2.3		54,029	2.3
Healthcare Equipment and Supplies	82,641	3.1		67,390	2.9
Healthcare Providers and Services	177,985	6.7		167,756	7.2
Healthcare Technology	65,907	2.5		61,901	2.7
Hotels, Restaurants and Leisure	70,659	2.7		59,565	2.5
Household Durables	3,577	0.1		3,273	0.2
Household Products	1,746	0.1		1,758	0.1
Industrial Conglomerates	39,530	1.5		26,071	1.1
Insurance	148,627	5.6		129,216	5.5
Internet and Catalog Retail	33,234	1.3		29,735	1.3
IT Services	142,883	5.4		133,291	5.7
Leisure Products	2,476	0.1		2,509	0.1
Life Sciences Tools & Services	37,164	1.4		21,515	0.9
Machinery	10,993	0.4		9,715	0.4
Marine	14,597	0.6		9,565	0.4
Media	2,529	0.1		2,548	0.1
Oil, Gas and Consumable Fuels	40,800	1.5		30,695	1.3
Paper and Forest Products	7,169	0.3		7,240	0.3
Pharmaceuticals	83,693	3.2		67,687	2.9
Professional Services	60,363	2.3		54,439	2.3
Real Estate Management and Development	70,988	2.7		65,790	2.8
Road and Rail	14,011	0.5		12,255	0.5
Software	734,423	27.8		626,990	26.7
Specialty Retail	134,436	5.1		122,430	5.2
Textiles, Apparel and Luxury Goods	833	0.0	*	1,131	0.0	*
Trading Companies and Distributors	17,552	0.7		14,356	0.6
Water Utilities	4,260	0.2		3,669	0.2
Total	$2,644,725	100.0%		$2,348,087	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

	As of September 30, 2023			As of September 30, 2022
Fair Value:
Aerospace and Defense	$10,178	0.4%		$—	—%
Airlines	7,186	0.3		7,261	0.3%
Auto Components	15,160	0.6		11,472	0.5
Automobiles	139,875	5.3		134,258	5.8
Beverages	22,086	0.8		12,240	0.5
Biotechnology	314	0.0	*	367	0.0	*
Building Products	46,849	1.8		45,990	2.0
Chemicals	37,335	1.4		40,617	1.9
Commercial Services and Supplies	85,732	3.3		70,342	3.0
Communications Equipment	4,886	0.2		4,803	0.2
Containers and Packaging	57,127	2.2		54,180	2.3
Distributors	—	—		2,560	0.1
Diversified Consumer Services	110,712	4.2		108,363	4.7
Diversified Financial Services	21,929	0.8		14,415	0.6
Diversified Telecommunication Services	631	0.0	*	637	0.0	*
Electronic Equipment, Instruments and Components	9,875	0.4		45,015	1.9
Food and Staples Retailing	6,845	0.3		8,675	0.4
Food Products	61,318	2.3		52,649	2.3
Healthcare Equipment and Supplies	83,650	3.2		67,692	2.9
Healthcare Providers and Services	166,553	6.4		155,169	6.7
Healthcare Technology	66,040	2.5		62,223	2.7
Hotels, Restaurants and Leisure	71,364	2.7		60,022	2.6
Household Durables	3,687	0.1		3,422	0.2
Household Products	1,699	0.1		1,712	0.1
Industrial Conglomerates	39,058	1.5		25,339	1.1
Insurance	147,930	5.7		126,809	5.5
Internet and Catalog Retail	34,495	1.3		29,719	1.3
IT Services	143,158	5.4		130,820	5.6
Leisure Products	2,501	0.1		2,575	0.1
Life Sciences Tools & Services	36,830	1.4		20,999	0.9
Machinery	10,857	0.4		9,287	0.4
Marine	14,268	0.5		9,255	0.4
Media	2,461	0.1		2,590	0.1
Oil, Gas and Consumable Fuels	41,214	1.6		30,514	1.3
Paper and Forest Products	6,835	0.3		7,283	0.3
Pharmaceuticals	79,284	3.0		65,832	2.8
Professional Services	60,388	2.3		53,993	2.3
Real Estate Management and Development	69,404	2.7		63,927	2.9
Road and Rail	14,223	0.6		12,460	0.5
Software	731,779	28.0		623,764	26.9
Specialty Retail	129,582	5.0		118,224	5.1
Textiles, Apparel and Luxury Goods	809	0.0	*	1,056	0.0	*
Trading Companies and Distributors	16,790	0.6		13,971	0.6
Water Utilities	4,119	0.2		3,602	0.2
Total	$2,617,016	100.0%		$2,316,103	100.0%

*	Represents an amount less than 0.1%

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

The outstanding forward currency contracts as of September 30, 2023 and September 30, 2022 were as follows:

As of September 30, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	€2,985	EUR	$3,740	USD	6/14/2024	$525	$—
Macquarie Bank Limited	£4,500	GBP	$6,182	USD	8/27/2024	651	—
Macquarie Bank Limited	$6,000	CAD	$4,717	USD	9/4/2024	270	—
Macquarie Bank Limited	£6,500	GBP	$8,567	USD	9/5/2024	594	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	245	—
Macquarie Bank Limited	£15,000	GBP	$20,258	USD	9/30/2024	1,828	—
Macquarie Bank Limited	£16,290	GBP	$21,848	USD	9/30/2024	1,842	—
Macquarie Bank Limited	€14,650	EUR	$17,567	USD	11/12/2024	1,676	—
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	379	—
Macquarie Bank Limited	€12,400	EUR	$14,586	USD	12/23/2024	1,123	—
Macquarie Bank Limited	£5,600	GBP	$7,321	USD	3/17/2025	449	—
Macquarie Bank Limited	$10,800	CAD	$8,235	USD	7/15/2024	246	—
Macquarie Bank Limited	€20,700	EUR	$22,363	USD	7/21/2025	—	(156)
Macquarie Bank Limited	£8,750	GBP	$10,667	USD	7/21/2025	—	(9)
						$9,828	$(165)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of September 30, 2023 and September 30, 2022.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$9,828	$(165)	$9,663	$—	$9,663

As of September 30, 2022
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$20,467	$—	$20,467	$—	$20,467

(1)The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the years ended September 30, 2023, 2022 and 2021 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	For the year ended September 30,
	2023	2022	2021
Foreign exchange	$915	$—	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	For the year ended September 30,
	2023	2022	2021
Foreign exchange	$(10,804)	$20,154	$265

The following table is a summary of the average outstanding daily volume for forward currency contracts for the years ended September 30, 2023, 2022 and 2021:

Average U.S. Dollar notional outstanding	For the year ended September 30,
	2023	2022	2021
Forward currency contracts	$159,394	$122,569	$21,948

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the years ended September 30, 2023 and 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both September 30, 2023 and September 30, 2022, were valued using Level 3 inputs. As of both September 30, 2023 and September 30, 2022, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2023 and September 30, 2022:

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,475,840	$2,475,840
Equity investments(1)	—	—	141,176	141,176
Money market funds(1)(2)	12,916	—	—	12,916
Forward currency contracts	—	9,828	—	9,828
Total assets, at fair value:	$12,916	$9,828	$2,617,016	$2,639,760
Liabilities, at fair value:
Forward currency contracts	$—	$(165)	$—	$(165)
Total liabilities, at fair value:	$—	$(165)	$—	$(165)

As of September 30, 2022	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,192,016	$2,192,016
Equity investments(1)	—	—	124,087	124,087
Money market funds(1)(2)	12,005	—	—	12,005
Forward currency contracts	—	20,467	—	20,467
Total assets, at fair value:	$12,005	$20,467	$2,316,103	$2,348,575

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the years ended September 30, 2023, 2022 and 2021 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of September 30, 2023, 2022 and 2021 was $2,571, ($43,698) and $19,991, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the years ended September 30, 2023 and 2022:

	For the year ended September 30, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$2,192,016	$124,087	$2,316,103
Net change in unrealized appreciation (depreciation) on investments	(5,102)	(5,062)	(10,164)
Net translation of investments in foreign currencies	14,428	11	14,439
Realized gain (loss) on investments	(3,679)	3,358	(321)
Realized gain (loss) on translation of investments in foreign currencies	(438)	—	(438)
Fundings of (proceeds from) revolving loans, net	695	—	695
Fundings of investments	425,178	22,626	447,804
PIK interest and non-cash dividends	14,058	8,443	22,501
Proceeds from non-cash dividends	—	(284)	(284)
Proceeds from principal payments and sales of portfolio investments	(169,404)	(12,003)	(181,407)
Accretion of discounts and amortization of premiums	8,088	—	8,088
Fair value, end of period	$2,475,840	$141,176	$2,617,016

	For the year ended September 30, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$1,398,911	$39,732	$1,438,643
Net change in unrealized appreciation (depreciation) on investments	(26,918)	6,514	(20,404)
Net translation of investments in foreign currencies	(28,662)	(24)	(28,686)
Realized gain (loss) on investments	4	2,061	2,065
Realized gain (loss) on translation of investments in foreign currencies	(1)	—	(1)
Fundings of (proceeds from) revolving loans, net	2,164	—	2,164
Fundings of investments	1,090,215	81,720	1,171,935
PIK interest and non-cash dividends	6,189	—	6,189
Proceeds from principal payments and sales of portfolio investments	(257,819)	(5,916)	(263,735)
Accretion of discounts and amortization of premiums	7,933	—	7,933
Fair value, end of period	$2,192,016	$124,087	$2,316,103

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2023 and September 30, 2022:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of September 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans(2)	$234,332	Yield analysis	Market interest rate	8.0% - 17.8% (10.1%)
		Market comparable companies	EBITDA multiples	8.0x - 24.0x (15.7x)
One stop loans(3)(4)	$2,213,560	Yield analysis	Market interest rate	7.3% - 26.3% (10.6%)
		Market comparable companies	EBITDA multiples	7.5x - 34.0x (17.0x)
		Market comparable companies	Revenue multiples	1.7x - 27.0x (8.4x)
Subordinated debt and second lien loans	$27,948	Yield analysis	Market interest rate	10.3% - 14.3% (13.8%)
		Market comparable companies	EBITDA multiples	9.5x - 22.0x (20.7x)
Equity(5)	$141,176	Market comparable companies	EBITDA multiples	8.5x - 35.0x (16.4x)
			Revenue multiples	3.2x - 18.0x (11.5x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)$2,163 of loans at fair value were valued using the market comparable companies approach only.

(3)$11,110 of loans at fair value were valued using the market comparable companies approach only.

(4)The Company valued $1,887,519 and $326,041 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)The Company valued $128,223 and $12,953 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value of September 30, 2022	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets, at fair value:
Senior secured loans(2)	$240,945	Yield analysis	Market interest rate	6.8% - 14.3% (9.1%)
		Market comparable companies	EBITDA multiples	8.0x - 26.2x (16.1x)
One stop loans(3)(4)	$1,931,622	Yield analysis	Market interest rate	7.3% - 17.3% (9.5%)
		Market comparable companies	EBITDA multiples	7.0x - 37.3x (17.1x)
		Market comparable companies	Revenue multiples	2.0x - 22.0x (9.4x)
Subordinated debt and second lien loans(3)	$19,449	Yield analysis	Market interest rate	12.0% - 13.8% (13.0%)
		Market comparable companies	EBITDA multiples	20.0x - 23.0x (21.7x)
Equity(5)	$124,087	Market comparable companies	EBITDA multiples	8.5x - 38.0x (17.6x)
			Revenue multiples	4.0x - 24.4x (15.0x)

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

The following are the carrying values and fair values of the Company’s debt as of September 30, 2023 and September 30, 2022:

	As of September 30, 2023		As of September 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$1,240,900	$1,235,197	$1,118,992	$1,116,812

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of September 30, 2023, the Company’s asset coverage for borrowed amounts was 212.6%.

2022-2 Debt Securitization: On December 14, 2022, the Company completed a $386,600 term debt securitization (the “2022-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations, or CLOs, and are a form of secured financing incurred by a subsidiary of the Company, which are consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2022-2 Debt Securitization (the “2022-2 Notes”) were issued by the 2022-2 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2022-2 Notes offered in the 2022-2 Debt Securitization consist of $140,000 of AAA Class A Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month term SOFR plus 2.60%; $38,800 of AA Class B Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month term SOFR plus 3.09% (the “Class B 2022-2 Notes” and, together with the Class A 2022-2 Notes, the “Secured 2022-2 Notes”); $85,000 of AAA Class A Senior Secured Floating Rate Loans maturing 2034, which bear interest at the three-month term SOFR plus 2.60% (the “Class A 2022-2 Loans” and, together with the Secured 2022-2 Notes, the “Secured 2022-2 Debt”); and $122,800 of Subordinated Notes due 2122 (the “Subordinated 2022-2 Notes”), which do not bear interest. The Company indirectly retained all of the Class B 2022-2 Notes and Subordinated 2022-2 Notes which were eliminated in consolidation. The Class A 2022-2 Notes and Class A 2022-2 Loans are included in the September 30, 2023 Consolidated Statement of Financial Condition as debt of the Company.

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

As of September 30, 2023, there were 75 portfolio companies with a total fair value of $378,345 securing the 2022-2 Debt Securitization. The pool of loans in the 2022-2 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2022-2 Debt Securitization is based on three-month term SOFR. The three-month term SOFR rate in effect as of September 30, 2023 based on the last interest rate reset was 5.3%. For the year ended September 30, 2023, the components of interest expense, cash paid for interest expense, average interest rates and average outstanding balances for the 2022-2 Debt Securitization were as follows:

For the year ended September 30, 2023
Stated interest expense	$13,606
Amortization of debt issuance costs	588
Total interest expense	$14,194
Cash paid for interest expense	$9,898
Average stated interest rate	7.6%
Average outstanding balance	$179,383

As of September 30, 2023, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A 2022-2 Notes and Class A 2022-2 Loans were as follows:

Description	Class A 2022-2 Notes	Class A 2022-2 Loans
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$140,000	$85,000
S&P Rating	"AAA"	"AAA"
Interest Rate	SOFR + 2.60%	SOFR + 2.60%

2022 Debt Securitization: On January 25, 2022, the Company completed a $401,750 asset-backed securitization (the “2022 Debt Securitization”). Asset-backed securitizations are a form of secured financing incurred by a subsidiary of the Company, which is controlled by the Company and subject to its overall asset coverage requirement. The notes offered in the 2022 Debt Securitization were issued by the 2022 Issuer and are backed by a diversified portfolio of senior secured loans. The notes offered in the 2022 Debt Securitization consist of $252,000 of Class A Senior Secured Floating Rate Notes, which bear interest at a benchmark interest rate, which will be based on three-month term SOFR, plus 2.00% (the “Secured 2022 Notes”) and $149,750 of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). The Secured 2022 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Subordinated 2022 Notes, and the Subordinated 2022 Notes were eliminated in consolidation. The Secured 2022 Notes are included in the September 30, 2023 and September 30, 2022 Consolidated Statements of Financial Condition as debt of the Company.

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

As of both September 30, 2023 and September 30, 2022, there were 54 portfolio companies with a total fair value of $399,719 and $393,878, respectively, securing the 2022 Debt Securitization. The pool of loans in the 2022 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

The interest charged under the 2022 Debt Securitization is based on three-month term SOFR. The three-month term SOFR rate in effect as of September 30, 2023 based on the last interest rate reset was 5.3%. For the years ended September 30, 2023 and 2022, the components of interest expense, cash paid for interest expense, average interest rates and average outstanding balances for the 2022 Debt Securitization were as follows:

	Years ended September 30,
	2023	2022
Stated interest expense	$16,853	$5,405
Amortization of debt issuance costs	742	505
Total interest expense	$17,595	$5,910
Cash paid for interest expense	$15,395	$3,117
Average stated interest rate	6.7%	3.1%
Average outstanding balance	$252,000	$171,912

As of September 30, 2023, the class, amount, rating and interest rate (expressed as a spread to three-month term SOFR, as applicable) of the 2022 Debt Securitization was as follows:

Description	Secured 2022 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$252,000
Kroll Bond Rating Agency Rating	A
Interest Rate	SOFR + 2.0%

2021 Debt Securitization: On March 11, 2021, the Company completed a $398,850 term debt securitization (the “2021 Debt Securitization”). Term debt securitizations are also known as CLOs. Term debt securitizations are a form of secured financing incurred by the Company, which are consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2021 Debt Securitization (the “2021 Notes”) were issued by the 2021 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2021 Notes offered in the 2021 Debt Securitization consist of $224,000 of AAA Class A 2021 Notes, which bear interest at the three-month SOFR plus 1.60%; $28,000 of AA Class B 2021 Notes, which bear interest at the three-month SOFR plus 1.85%; $36,000 of A Class C-1 2021 Notes, which bear interest at the three-month SOFR plus 2.80%; $10,000 A Class C-2 2021 Notes, which bear interest at 3.91%; up to $28,000 of BBB- Class D 2021 Notes, which were unfunded on the closing date of the 2021 Debt Securitization and which, if funded, will bear interest at the three-month SOFR plus a spread set in connection with the funding date but which in no event will be greater than 5.00% (the Class D 2021 Notes, together with the Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes and the Class C-2 2021 Notes are referred to as the “Secured 2021 Notes”); and approximately $100,850 of Subordinated 2021 Notes, which do not bear interest. The Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes, and the Class C-2 2021 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Class D 2021 Notes and Subordinated 2021 Notes which were eliminated in consolidation. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the September 30, 2023 and September 30, 2022 Consolidated Statements of Financial Condition as debt of the Company.

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

As of both September 30, 2023 and September 30, 2022, there were 75 portfolio companies with total fair value of $392,835 and $391,731, respectively, securing the 2021 Notes. The pool of loans in the 2021 Debt Securitization

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2021 Debt Securitization is based on three-month SOFR plus a spread adjustment of 0.26161%. The three-month term SOFR in effect as of September 30, 2023 based on the last interest rate reset was 5.3%. For the years ended September 30, 2023, 2022 and 2021, the components of interest expense, cash paid for interest expense, average interest rates and average outstanding balances for the 2021 Debt Securitization were as follows:

	Years ended September 30,
	2023	2022	2021
Stated interest expense	$19,561	$8,176	$3,356
Amortization of debt issuance costs	432	434	225
Total interest expense	$19,993	$8,610	$3,581
Cash paid for interest expense	$17,772	$6,687	$2,088
Average stated interest rate	6.6%	2.7%	2.0%
Average outstanding balance	$298,000	$298,000	$166,553

As of September 30, 2023, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month term SOFR, as applicable) of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and the Class C-2 2021 Notes were as follows:

Description	Class A 2021 Notes	Class B 2021 Notes	Class C-1 2021 Notes	Class C-2 2021 Notes
Type	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$224,000	$28,000	$36,000	$10,000
S&P Rating	"AAA"	"AA"	"A"	"A"
Interest Rate[1]	SOFR + 1.60%	SOFR + 1.85%	SOFR + 2.80%	3.91%

1 SOFR borrowings are subject to an additional spread adjustment of 0.26161%.

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

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of September 30, 2023 and September 30, 2022, the Company was permitted to borrow up to $100,000 and $40,000, respectively, and which had a maturity date of September 1, 2026. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of September 30, 2023 was 5.0%. On September 1, 2023, the Company amended the revolving loan agreement with the Investment Adviser to, among other things, increase the borrowing capacity from $40,000 to $100,000, extend the maturity date to September 1, 2026 and to allow for borrowings in foreign currencies. As of September 30, 2023 and September 30, 2022, the Company had no outstanding debt under the Adviser Revolver.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

For the years ended September 30, 2023, 2022 and 2021, the stated interest expense, cash paid for interest expense, average interest rates and average outstanding balances for the Adviser Revolver were as follows:

	Years ended September 30,
	2023	2022	2021
Stated interest expense	$58	$1	$—	*
Cash paid for interest expense	58	—	—	*
Average stated interest rate	4.4%	0.2%	0.1%
Average outstanding balance	$1,315	$680	$28
*Represents an amount less than $1.

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

For the years ended September 30, 2023, 2022 and 2021, the components of interest expense, cash paid for interest expense, average interest rates and average outstanding balances for the SB Revolver were as follows:

	Years ended September 30,
	2023	2022	2021
Stated interest expense	$1,773	$4,212	$3,873
Facility fees	—	48	149
Amortization of debt issuance costs	177	532	794
Total interest expense	$1,950	$4,792	$4,816
Cash paid for interest expense	$2,170	$4,225	$3,859
Average stated interest rate	5.5%	2.5%	1.8%
Average outstanding balance	$32,329	$166,263	$213,460

DB Credit Facility: On September 10, 2019 (the “Effective Date”), the Company and GBDC 3 Funding entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. The period during which GBDC 3 Funding may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and continues through March 10, 2024 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default. On March 8, 2023, the Company entered into an amendment on the DB Credit Facility to, among other things, decrease the borrowing capacity thereunder from up to an aggregate of $750,000 to $625,000, extend the Revolving Period to March 10, 2024, and amend the interest rate at which borrowings are made to the applicable base rate plus

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

2.55% during the Revolving Period, and 3.05% after the Revolving Period. As of September 30, 2023, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $625,000, subject to leverage and borrowing base restrictions, and has a maturity date of March 10, 2027.

As of September 30, 2023, the DB Credit Facility bears interest at the applicable base rate plus 2.55% per annum during the Revolving Period and 3.05% after the Revolving Period. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling and (v) the three-month term SOFR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

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

As of September 30, 2023 and September 30, 2022, the Company had outstanding debt under the DB Credit Facility of $465,900 and $468,992, respectively.

For the years ended September 30, 2023, 2022 and 2021, the components of interest expense, cash paid for interest expense, average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Years ended September 30,
	2023	2022	2021
Stated interest expense	$29,387	$10,562	$2,777
Facility fees	2,376	1,808	969
Amortization of debt issuance costs	1,561	1,997	951
Total interest expense	$33,324	$14,367	$4,697
Cash paid for interest expense	$28,505	$8,038	$4,026
Average stated interest rate	7.0%	3.2%	2.2%
Average outstanding balance	$421,283	$326,398	$124,111

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of both September 30, 2023 and September 30, 2022, the Company had no outstanding short-term borrowings.

For the years ended September 30, 2023, 2022 and 2021, the stated interest expense, cash paid for interest expense, average interest rates and average outstanding balances for short-term borrowings were as follows:

	Years ended September 30,
	2023	2022	2021
Stated interest expense	$—	$542	$—
Cash paid for interest expense	—	542	—
Average stated interest rate	N/A	3.1%	N/A
Average outstanding balance	$—	$17,351	$—

For the years ended September 30, 2023, 2022 and 2021, the average total debt outstanding was $1,184,310, $980,605 and $504,152, respectively.

For the years ended September 30, 2023, 2022 and 2021, the effective average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 7.4%, 3.5% and 2.6%, respectively.

A summary of the Company’s maturity requirements for borrowings as of September 30, 2023 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
DB Credit Facility	$465,900	$—	$—	$465,900	$—
2021 Debt Securitization	298,000	—	—	—	298,000
2022 Debt Securitization	252,000	—	—	—	252,000
2022-2 Debt Securitization	225,000	—	—	—	225,000
Total borrowings	$1,240,900	$—	$—	$465,900	$775,000

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

The following permanent differences were reclassified for tax purposes among the components of net assets for the years ended September 30, 2023, 2022 and 2021:

	Years ended September 30,
	2023	2022	2021
Increase/(decrease) in Paid in Capital in Excess of Par	$(619)	$(4)	$(7)
Increase/(decrease) in Distributable Earnings (Losses)	619	4	7

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

The following table reconciles net increase in net assets resulting from operations to taxable income for the years ended September 30, 2023, 2022 and 2021:

	Years ended September 30,
	2023	2022	2021
Net increase in net assets resulting from operations	$123,781	$63,400	$66,796
Net change in unrealized (appreciation) depreciation on investment transactions	9,745	21,950	(22,776)
Other income (loss) not currently taxable	(9,226)	(2,631)	1,409
Expenses not currently deductible	1,247	323	55
Other income for tax but not book	133	415	—
Other deductions/losses for tax not book	(3,504)	(13)	(119)
Other realized gain/loss differences	(5,352)	19,785	862
Taxable income before deductions for distributions	$116,824	$103,229	$46,227

The tax character of distributions paid during the years ended September 30, 2023, 2022 and 2021 were as follows:

	Years ended September 30,
	2023	2022	2021
Ordinary Income	$80,687	$84,699	$50,384
Long-Term Capital Gains	2,209	—	995
Return of Capital	—	—	2,290

The tax basis components of distributable earnings/(accumulated losses) and reconciliation to accumulated earnings/(deficit) on a book basis for the years ended September 30, 2023, 2022 and 2021 were as follows:

	Years ended September 30,
	2023	2022	2021
Undistributed ordinary income – tax basis	$47,541	$16,320	$(14)
Undistributed realized gains – tax basis	4,916	2,209	—
Net unrealized appreciation (depreciation) on investments	(16,072)	(24,243)	18,524
Other temporary differences	(31,715)	(499)	(15,339)
Total accumulated earnings (loss) – book basis	$4,670	$(6,213)	$3,171

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Capital losses incurred by the Company are not subject to expiration and retain their character as either short-term or long-term capital losses. As of September 30, 2023, the Company estimates that it will not have a capital loss carryforward available for use in subsequent tax years.

For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of both September 30, 2023 and September 30, 2022, the Company did not elect to defer any ordinary losses, short-term capital losses and long-term capital losses. As of September 30, 2021, the Company elected to defer $1,107 of ordinary losses and did not elect to defer short-term capital losses and long-term capital losses.

For the tax year ended September 30, 2023, the Company estimates taxable income in excess of the distributions made from such taxable income during the tax year, and therefore, the Company has elected to carry forward the excess for distribution to stockholders in tax year September 30, 2024. The amount carried forward to tax year September 30, 2024 is estimated to be approximately $47,541 of ordinary income and $4,916 of long term capital gain, although these amounts will not be finalized until the September 30, 2023 tax returns are filed in 2024.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

As of September 30, 2023, the federal tax cost of investments was $2,637,574 resulting in estimated gross unrealized gains and losses of $36,179 and $56,738, respectively.

Note 10. Commitments and Contingencies

Commitments: As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $176,001, including $22,517 of commitments on undrawn revolvers. As of September 30, 2022, the Company had outstanding commitments to fund investments totaling $308,133, including $23,951 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to “Note 6. Forward Currency Contracts” for outstanding forward currency contracts as of September 30, 2023 and September 30, 2022. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 11. Financial Highlights

The financial highlights for the Company are as follows:

	Years ended September 30,
Per share data:(1)	2023	2022	2021	2020	2019
Net asset value at beginning of period	$14.89	$15.00	$14.97	$15.00	$15.00
Distributions declared:(2)
From net investment income - after tax	(1.25)	(1.04)	(1.52)	(0.86)	(1.42)
From capital gains	(0.02)	—	(0.03)	(0.00)^	—
From return of capital	—	—	(0.07)	—	—
Net investment income - after tax	1.50	1.12	1.08	1.22	1.19
Net realized gain (loss) on investment transactions	0.00^	0.03	0.01	(0.03)	0.01
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.12)	(0.22)	0.56	(0.36)	0.22
Net asset value at end of period	$15.00	$14.89	$15.00	$14.97	$15.00
Total return based on net asset value per share(4)	9.50%	6.23%	11.48%	5.78%	9.85%
Number of common shares outstanding	94,630,773.096	85,511,291.055	54,297,683.237	35,388,849.466	22,894,689.911

	Years ended September 30,
Listed below are supplemental data and ratios to the financial highlights:	2023	2022	2021	2020	2019
Ratio of net investment income - after tax to average net assets	10.05%	7.51%	7.22%	8.36%	7.93%
Ratio of total expenses to average net assets	12.05%	6.98%	7.08%	6.71%	8.37%
Ratio of management fee waiver to average net assets	(0.71)%	(0.70)%	(0.68)%	(0.68)%	(0.64)%
Ratio of incentive fee waiver to average net assets	(0.59)%	(0.04)%	(0.22)%	(0.13)%	(0.39)%
Ratio of incentive fees to average net assets	2.36%	0.94%	1.91%	0.94%	2.06%
Ratio of excise tax to average net assets	0.05%	—%	—%	—%	—%
Ratio of net expenses to average net assets	10.75%	6.24%	6.18%	5.90%	7.34%
Ratio of total expenses (without incentive fees) to average net assets	8.98%	6.04%	5.17%	5.77%	6.31%
Total return based on average net asset value(5)	9.34%	5.74%	11.03%	5.71%	10.27%
Net assets at end of period	$1,419,462	$1,272,919	$814,465	$529,617	$343,420
Average debt outstanding	$1,184,310	$980,605	$504,152	$365,561	$156,352
Average debt outstanding per share	$12.52	$11.47	$9.28	$10.33	$6.83
Portfolio Turnover	7.35%	13.06%	27.55%	16.07%	5.84%
Asset coverage ratio(6)	212.55%	212.70%	215.90%	238.66%	219.29%
Asset coverage ratio per unit(7)	$2,126	$2,127	$2,159	$2,387	$2,193
Average market value per unit(8):
SB Revolver	N/A	N/A	N/A	N/A	N/A
DB Credit Facility	N/A	N/A	N/A	N/A	N/A
Adviser Revolver	N/A	N/A	N/A	N/A	N/A
2021 Debt Securitization	N/A	N/A	N/A	N/A	N/A
2022 Debt Securitization	N/A	N/A	N/A	N/A	N/A
2022-2 Debt Securitization	N/A	N/A	N/A	N/A	N/A
Other short-term borrowings	N/A	N/A	N/A	N/A	N/A

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

Note 12. Earnings Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the years ended September 30, 2023, 2022 and 2021:

	Years ended September 30,
	2023	2022	2021
Earnings available to stockholders	$123,781	$63,400	$66,796
Basic and diluted weighted average shares outstanding	88,770,110	73,856,628	40,394,338
Basic and diluted earnings per share	$1.39	$0.86	$1.65

Note 13. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the years ended September 30, 2023, 2022 and 2021:

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the year ended September 30, 2023
08/05/2022	10/18/2022	12/28/2022	85,511,291.055	$—	(1)	$—
11/18/2022	12/15/2022	12/20/2022	86,854,896.195	0.2800		24,319
11/18/2022	01/17/2023	03/21/2023	87,217,538.663	—	(2)	—
02/07/2023	03/17/2023	05/23/2023	88,572,994.567	0.1201		10,636
02/07/2023	04/28/2023	06/21/2023	89,509,039.889	0.1098		9,826
05/05/2023	05/26/2023	08/22/2023	89,660,313.188	0.1542		13,822
05/05/2023	06/16/2023	08/22/2023	89,660,313.188	0.1490		13,361
05/05/2023	07/28/2023	09/19/2023	90,683,649.056	0.1205		10,932
08/03/2023	08/30/2023	11/21/2023	91,061,270.595	0.1843		16,783
08/03/2023	09/22/2023	11/21/2023	93,052,326.113	0.1487		13,838
Total dividends declared for the year ended September 30, 2023						$113,517

For the year ended September 30, 2022
08/06/2021	10/18/2021	12/27/2021	56,431,212.836	$0.1168		$6,593
11/19/2021	11/29/2021	12/27/2021	65,852,241.833	0.1501		9,883
11/19/2021	12/20/2021	02/28/2022	68,007,006.127	0.1214		8,259
11/19/2021	01/20/2022	03/23/2022	68,414,116.228	0.1068		7,305
02/04/2022	02/25/2022	05/23/2022	71,896,291.279	0.1425		10,246
02/04/2022	03/21/2022	05/23/2022	72,096,011.282	0.1191		8,588
02/04/2022	04/29/2022	07/25/2022	76,705,607.756	0.0800		6,135
05/06/2022	05/20/2022	07/25/2022	76,705,607.756	0.0992		7,608
05/06/2022	06/24/2022	09/14/2022	79,224,646.937	—	(3)	—
05/06/2022	07/19/2022	09/14/2022	82,417,164.611	0.0991		8,171
08/05/2022	09/20/2022	11/22/2022	85,511,291.055	—	(4)	—
Total dividends declared for the year ended September 30, 2022						$72,788

For the year ended September 30, 2021
11/20/2020	12/15/2020	12/18/2020	35,388,849.466	$0.4200		$14,864
11/20/2020	01/28/2021	03/11/2021	37,640,060.105	0.1081		4,068
02/05/2021	02/25/2021	05/25/2021	37,640,060.105	0.1493		5,622
02/05/2021	03/26/2021	05/25/2021	39,578,474.129	0.2527		10,003
02/05/2021	04/29/2021	07/26/2021	39,578,474.129	0.1001		3,961
05/07/2021	05/28/2021	07/26/2021	41,898,514.167	0.1491		6,247
05/07/2021	06/25/2021	07/26/2021	44,018,143.919	0.1167		5,136
05/07/2021	07/19/2021	09/27/2021	44,015,937.428	0.0856		3,768
08/06/2021	08/30/2021	11/22/2021	49,904,941.097	0.1333		6,653
08/06/2021	09/20/2021	11/22/2021	49,904,941.097	0.1051		5,244
Total dividends declared for the year ended September 30, 2021						$65,566

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
(3) On May 6, 2022, the Company’s board of directors declared a distribution in an amount equal to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period June 1, 2022 through June 30, 2022, per share payable on September 14, 2022, to stockholders of record on June 24, 2022. Due to a net decrease in net assets resulting from operations for the period June 1, 2022 through June 30, 2022, the distribution declared for the June 2022 earnings period was zero.
(4) On August 5, 2022, the Company’s board of directors declared a distribution in an amount (if positive) such that the net asset value of the Company as of September 30, 2022 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period August 1, 2022 through September 30, 2022 and the payment of such distribution is $15.00 per share. Due to the net assets resulting from operations for the period August 1, 2022 through September 30, 2022 resulting in a net asset per share less than $15.00 per share, the distribution declared for the period was zero.

The following table summarizes the Company’s distributions reinvested during the years ended September 30, 2023, 2022 and 2021:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the year ended September 30, 2023
December 20, 2022	362,642.468	$14.89	$5,399
May 23, 2023	151,273.299	15.00	2,269
June 21, 2023	140,378.868	15.00	2,106
August 22, 2023	377,621.539	15.00	5,664
September 19, 2023	138,148.539	15.00	2,072
	1,170,064.713		$17,510

For the year ended September 30, 2022
November 22, 2021	316,630.174	$15.00	$4,749
December 27, 2021	407,110.101	15.00	6,107
February 28, 2022	199,720.003	15.00	2,996
March 23, 2022	178,035.741	15.00	2,670
May 23, 2022	291,444.634	15.00	4,372
July 25, 2022	214,666.093	14.88	3,195
September 14, 2022	122,463.429	14.88	1,823
	1,730,070.175		$25,912

For the year ended September 30, 2021
December 18, 2020	431,254.910	$14.97	$6,455
March 11, 2021	117,853.968	15.00	1,767
May 25, 2021	449,711.990	15.00	6,745
July 26, 2021	438,408.120	15.00	6,576
September 27, 2021	103,287.089	15.00	1,550
	1,540,516.077		$23,093
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except shares and per share data)

Note 14. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On October 2, 2023, the Escrow Agent returned $14,875 of deposits held in the Escrow Account to the Company for the benefit of shareholders in accordance with the Investment Advisory Agreement. Refer to Note 4. Related Party Transactions for more details on the Escrow Account.

On October 5, 2023, the Company issued 204,677.469 shares of common stock through the DRIP.

On November 20, 2023, the Company issued a capital call to stockholders that was due on December 6, 2023. The estimated shares and proceeds are summarized in the table below:

	Date	Shares Issued	NAV ($) per share	Proceeds
Issuance of Shares	12/6/2023	3,912,356.985	$15.00	$58,685

On November 21, 2023, the Company issued 364,144.163 shares of common stock through the DRIP.

On August 3, 2023 and November 17, 2023, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
October 20, 2023	December 27, 2023
In an amount (if positive) such that the net asset value of the Company as of October 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period October 1, 2023 through October 31, 2023 and the payment of this distribution is $15.00 per share

November 20, 2023	December 27, 2023
In an amount (if positive) such that the net asset value of the Company as of November 30, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period November 1, 2023 through November 30, 2023 and the payment of this distribution is $15.00 per share

December 8, 2023	December 14, 2023	$0.30 per share
December 15, 2023	February 20, 2024	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period December 1, 2023 through December 31, 2023 per share
January 19, 2024	March 19, 2024	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2024 through January 31, 2024 per share

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a). Evaluation of Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b) Management's Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fourth fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
Item 15: Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 106
(2)	Financial Statement Schedules — None
(3)	Exhibits
EXHIBIT INDEX

Number	Description

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
4.2	Description of securities	*
10.1	Investment Advisory Agreement, dated as of September 29, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.2	Waiver Agreement, dated as of September 29, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.3	Administration Agreement, dated as of September 29, 2017, by and between the Registrant and Golub Capital LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.4	Custody Agreement, dated as of September 29, 2017, by and between the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.5	Document Custody Agreement, dated as of September 29, 2017, by and between the Registrant, each wholly-owned subsidiary of the Registrant that has executed a Joinder and U.S. Bank National Association (Incorporated by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.6	Trademark License Agreement, dated as of September 29, 2017, by and between Golub Capital LLC and the Registrant (Incorporated by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.7	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.8	Revolving Loan Agreement, dated as of October 2, 2017, by and between the Registrant and GC Advisors LLC (Incorporated by reference to Exhibit 10.9 to the Registrant’s Report on Form 10-12G/A (File No. 000-55846), filed on November 28, 2017).
10.9	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.10 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.10	Form of Escrow Agreement (Incorporated by reference to Exhibit 10.11 to the Registrant’s Report on Form 10-12G (File No. 000-55846), filed on September 29, 2017).
10.11	Revolving and Security Agreement, dated February 4, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on February 8, 2019).
10.12	First Amendment to Revolving Credit and Security Agreement, dated as of April 8, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q (File No. 814-01244), filed on April 9, 2019).

Number	Description

10.13	Second Amendment to Revolving Credit and Security Agreement, dated as of May 31, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and Signature Bank, as the administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-01244), filed on August 13, 2019).
10.14	First Amendment to Revolving Loan Agreement, dated as of June 28, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on July 3, 2019).
10.15	Second Amendment to Revolving Loan Agreement, dated as of August 15, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on August 16, 2019).
10.16	Third Amendment to Revolving Loan Agreement, dated as of October 28, 2019, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on October 30, 2019).
10.17	Loan Financing and Servicing Agreement, dated as of September 10, 2019, by and among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as equity holder and as servicer, the lenders from time to time party thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries, and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on September 12, 2019).
10.18	Sale and Contribution Agreement, dated as of September 10, 2019, between Golub Capital BDC 3, Inc., as seller, and GBDC 3 Funding LLC, as purchaser (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 814-01244), filed on September 12, 2019).
10.19	Third Amendment to Revolving Credit and Security Agreement, dated as of February 7, 2020, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding LLC, as borrowers, and Signature Bank, as administrative agent and a lender (Incorporated by reference to Exhibit 10.1 to the Registrant's Report on Form 8-K (File No. 814-01244), filed on February 13, 2020).
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
10.30
Sixth Amendment to Revolving Credit and Security Agreement, dated as of March 3, 2022, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC, as borrowers, and Signature Bank, as administrative agent and a lender. (Incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 814-01244). filed on December 2, 2022).

10.31	Fifth Amendment to Revolving Credit and Security Agreement, dated as of February 4, 2022, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC, as borrowers, and Signature Bank, as administrative agent and a lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on February 10, 2022).
10.32	Note Purchase Agreement, dated as of January 25, 2022, by and between Golub Capital BDC 3 ABS 2022-1 LLC and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.33	Indenture, dated as of January 25, 2022, by and between Golub Capital BDC 3 ABS 2022-1 LLC, as Issuer, and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.34	Collateral Management Agreement, dated as of January 25, 2022, by and between Golub Capital BDC 3 ABS 2022-1 LLC, as Issuer and GC Advisors LLC, as Collateral Manager (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.35	Master Loan Sale Agreement, dated as of January 25, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, GC Advisors LLC, as the Closing Date Seller, Golub Capital BDC 3 ABS 2022-1 LLC, as the Buyer, and Golub Capital 3 Holdings LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).
10.36	Master Loan Sale Agreement, dated as of January 25, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, Golub Capital BDC 3 ABS 2022-1 Depositor LLC, as the Intermediate Seller, Golub Capital BDC 3 ABS 2022-1 LLC, as the Buyer, and GBDC 3 Funding LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 28, 2022).

Number	Description

10.37	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of June 24, 2022, among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as servicer, and Deutsche Bank AG, New York Branch, as facility agent, as agent and as a committed lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on June 27, 2022).
10.38	Seventh Amendment to Revolving Credit and Security Agreement, dated as of July 6, 2022, by and among Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC, as borrowers, and Signature Bank, as administrative agent and a lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on July 6, 2022).
10.39	Letter Re: Reduction of Commitment from Golub Capital BDC 3, Inc. and GBDC 3 Funding II LLC to Signature Bank, dated as of September 6, 2022. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on September 6, 2022).
10.40	Placement Agency Agreement, dated as of December 14, 2022, by and between Golub Capital BDC 3 CLO 2 LLC, GreensLedge Capital Markets LLC and KeyBanc Capital Markets LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).
10.41	Indenture, dated as of December 14, 2022, by and between Golub Capital BDC 3 CLO 2 LLC, as Issuer, and Citibank, N.A., as Collateral Trustee. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).
10.42	Credit Agreement, dated as of December 14, 2022, by and among Golub Capital BDC 3 CLO 2 LLC, as borrower, Citibank, N.A., as Collateral Trustee and as loan agent, and the various financial institutions and other persons party thereto from time to time as lenders. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).
10.43	Collateral Management Agreement, dated as of December 14, 2022, by and between Golub Capital BDC 3 CLO 2 LLC, as Issuer and GC Advisors LLC, as Collateral Manager. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).
10.44	Master Loan Sale Agreement, dated as of December 14, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, GC Advisors LLC, as the Closing Date Seller, Golub Capital BDC 3 CLO 2 LLC, as the Buyer, and GBDC 3 Funding LLC, as the Warehouse Borrower. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).
10.45	Master Loan Sale Agreement, dated as of December 14, 2022, by and among Golub Capital BDC 3, Inc., as the Seller, Golub Capital BDC 3 CLO 2 Depositor LLC, as the Intermediate Seller, and Golub Capital BDC 3 CLO 2 LLC, as the buyer. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2022).
10.46	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of March 8, 2023, among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as servicer, and Deutsche Bank AG, New York Branch, as facility agent, as agent and as a committed lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on March 14, 2023).
10.47	First Supplemental Indenture, dated as of June 30, 2023, by and between Golub Capital BDC 3 CLO 1 LLC, Deutsche Bank Trust Company Americas, as Trustee, and GC Advisors LLC, as Collateral Manager. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on June 30, 2023).
10.48	Amended and Restated Revolving Loan Agreement, dated as of September 1, 2023, by and among Golub Capital BDC 3, Inc., as the borrower, and GC Advisors LLC, as the lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on September 6, 2023).
14.1	Code of Ethics of the Registrant and GC Advisors.	*
14.2	Code of Ethics of GC Advisors LLC.	*
21.1	List of subsidiaries.	*

Number	Description

24.1	Power of attorney (included on the signature page hereto).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
99.1	Privacy Policy of the Registrant.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: November 30, 2023	By:	/s/ David B. Golub
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

Signature	Title	Date
/s/ David B. Golub	President, Chief Executive Officer and Director	November 30, 2023
David B. Golub	(Principal Executive Officer)
/s/ Christopher C. Ericson	Chief Financial Officer	November 30, 2023
Christopher C. Ericson	(Principal Financial and Accounting Officer)
/s/ Lawrence E. Golub	Chairman of the Board of Directors	November 30, 2023
Lawrence E. Golub
/s/ John T. Baily	Director	November 30, 2023
John T. Baily
/s/ Kenneth F. Bernstein	Director	November 30, 2023
Kenneth F. Bernstein
/s/ Lofton P. Holder	Director	November 30, 2023
Lofton P. Holder
/s/ Anita J. Rival	Director	November 30, 2023
Anita J. Rival
/s/ William M. Webster IV	Director	November 30, 2023
William M. Webster IV