Form 10-Q
period 2023-12-31
Golub Capital BDC 3, Inc.
filed 2024-02-07
CIK 1715268

_____________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

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

As of February 7, 2024, the Registrant had 99,832,145.354 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	December 31, 2023	September 30, 2023
	(unaudited)
Assets
Non-controlled / non-affiliate company investments at fair value (amortized cost of $2,687,488 and $2,644,725, respectively)	$2,665,090	$2,617,016
Cash and cash equivalents	8,095	9,487
Foreign currencies (cost of $2,348 and $1,139, respectively)	2,369	1,084
Restricted cash and cash equivalents	88,807	55,727
Restricted foreign currencies (cost of $708 and $443, respectively)	809	520
Net unrealized appreciation on forward currency contracts	4,219	9,663
Interest receivable	26,167	24,540
Receivable from investments sold	—	1,635
Capital call receivable	1,190	2,090
Other assets	1,273	1,760
Total Assets	$2,798,019	$2,723,522
Liabilities
Debt	$1,287,508	$1,240,900
Less unamortized debt issuance costs	(2,734)	(4,038)
Debt less unamortized debt issuance costs	1,284,774	1,236,862
Interest payable	20,802	20,271
Distributions payable	8,888	30,621
Management and incentive fees payable	13,765	13,117
Accrued trustee fees	45	45
Accounts payable and other liabilities	2,213	3,144
Total Liabilities	1,330,487	1,304,060
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and September 30, 2023	—	—
Common stock, par value $0.001 per share, 110,000,000 shares authorized, 99,832,145.354 and 94,630,773.096 shares issued and outstanding as of December 31, 2023 and September 30, 2023, respectively	100	95
Paid in capital in excess of par	1,492,496	1,414,697
Distributable earnings (losses)	(25,064)	4,670
Total Net Assets	1,467,532	1,419,462
Total Liabilities and Total Net Assets	$2,798,019	$2,723,522
Number of common shares outstanding	99,832,145.354	94,630,773.096
Net asset value per common share	$14.70	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended December 31,
	2023	2022
Investment income
Interest income	$73,557	$55,771
Payment-in-kind interest income	4,871	2,427
Dividend income	2,456	1,889
Fee income	166	210
Total investment income	81,050	60,297
Expenses
Interest and other debt financing expenses	25,832	18,017
Base management fee	9,274	8,332
Incentive fee	9,360	6,830
Professional fees	427	428
Administrative service fee	1,043	900
General and administrative expenses	204	87
Total expenses	46,140	34,594
Base management fee waived (Note 4)	(2,529)	(2,272)
Incentive fee waived (Note 4)	(2,340)	(1,708)
Incentive fee - reimbursement (Note 4)	(14,875)	—
Net expenses	26,396	30,614
Net investment income - before tax	54,654	29,683
Excise tax	—	655
Net investment income - after tax	54,654	29,028
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	(6)	2,522
Foreign currency transactions	13	(407)
Forward currency contracts	—	936
Net realized gain (loss) on investment transactions	7	3,051
Net change in unrealized appreciation (depreciation) from:
Investments	(4,398)	(18,597)
Forward currency contracts	(5,444)	(11,487)
Translation of assets and liabilities in foreign currencies	6,097	11,336
Net change in unrealized appreciation (depreciation) on investment transactions	(3,745)	(18,748)
Net gain (loss) on investment transactions	(3,738)	(15,697)
Net increase (decrease) in net assets resulting from operations	$50,916	$13,331
Per Common Share Data
Basic and diluted earnings per common share (Note 11)	$0.53	$0.15
Basic and diluted weighted average common shares outstanding (Note 11)	96,188,744	86,259,604

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	85,511,291.055	$86	$1,279,046	$(6,213)	$1,272,919
Issuance of common stock	1,343,605.140	1	20,005	—	20,006
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	29,028	29,028
Net realized gain (loss) on investment transactions	—	—	—	3,051	3,051
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(18,748)	(18,748)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	362,642.468	—	5,399	—	5,399
Distributions from distributable earnings	—	—	—	(24,319)	(24,319)
Total increase (decrease) for the three months ended December 31, 2022	1,706,247.608	1	25,404	(10,988)	14,417
Balance at December 31, 2022	87,217,538.663	$87	$1,304,450	$(17,201)	$1,287,336
Balance at September 30, 2023	94,630,773.096	$95	$1,414,697	$4,670	$1,419,462
Issuance of common stock	3,912,356.985	4	58,681	—	58,685
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	54,654	54,654
Net realized gain (loss) on investment transactions	—	—	—	7	7
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(3,745)	(3,745)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,289,015.273	1	19,118	—	19,119
Distributions from distributable earnings	—	—	—	(71,762)	(71,762)
Distributions declared and payable	—	—	—	(8,888)	(8,888)
Total increase (decrease) for the three months ended December 31, 2023	5,201,372.258	5	77,799	(29,734)	48,070
Balance at December 31, 2023	99,832,145.354	$100	$1,492,496	$(25,064)	$1,467,532

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended December 31,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$50,916	$13,331
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	1,304	923
Accretion of discounts and amortization of premiums	(2,943)	(2,110)
Net realized (gain) loss on investments	6	(2,522)
Net realized (gain) loss on foreign currency transactions	(13)	407
Net realized (gain) loss on forward currency contracts	—	(936)
Net change in unrealized (appreciation) depreciation on investments	4,398	18,597
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(6,097)	(11,336)
Net change in unrealized (appreciation) depreciation on forward currency contracts	5,444	11,487
Proceeds from (fundings of) revolving loans, net	(895)	(441)
Fundings of investments	(112,820)	(160,832)
Proceeds from principal payments and sales of portfolio investments	82,055	80,511
Proceeds from settlements of forward currency contracts	—	936
Payment-in-kind interest capitalized	(5,703)	(2,328)
Non-cash dividends capitalized	(2,456)	(1,883)
Changes in operating assets and liabilities:
Interest receivable	(1,627)	(3,856)
Receivable from investments sold	1,635	—
Other assets	487	51
Interest payable	531	4,143
Management and incentive fees payable	648	980
Accrued trustee fees	—	(103)
Accounts payable and other liabilities	(931)	857
Net cash provided by (used in) operating activities	13,939	(54,124)
Cash flows from financing activities
Borrowings on debt	143,624	328,949
Repayments of debt	(100,700)	(257,800)
Capitalized debt issuance costs	—	(2,287)
Proceeds from issuance of common shares	59,585	20,006
Distributions paid	(83,264)	(18,920)
Net cash provided by (used in) financing activities	19,245	69,948
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	33,184	15,824
Effect of foreign currency exchange rates	78	(7)
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	66,818	65,915
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$100,080	$81,732
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$23,997	$12,951
Distributions declared for the period	80,650	24,319
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$(900)	$—
Stock issued in connection with dividend reinvestment plan	19,119	5,399
Change in distributions payable	21,733	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	December 31, 2023	September 30, 2023
Cash and cash equivalents	$8,095	$9,487
Foreign currencies (cost of $2,348 and $1,139, respectively)	2,369	1,084
Restricted cash and cash equivalents	88,807	55,727
Restricted foreign currencies (cost of $708 and $443, respectively)	809	520
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$100,080	$66,818
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.~	One stop	SF +	7.00%	(i)(j)	12.35%				02/2029	$9,875	$9,621	0.7%	$9,875
PPW Aero Buyer, Inc.	One stop	SF +	7.00%	(j)	12.35%				02/2029	3	2	—	3
										9,878	9,623	0.7	9,878
Airlines
Accelya Lux Finco S.A.R.L.#(8)(13)(22)	One stop	SF +	7.00%	(j)	8.45%	cash/	4.00%	PIK	12/2026	7,659	7,579	0.5	7,276

Auto Components
COP CollisionRight Holdings, Inc.#~^	One stop	SF +	5.00%	(j)	10.50%				04/2028	10,330	10,212	0.7	10,330
COP CollisionRight Holdings, Inc.	One stop	SF +	5.00%	(j)	10.50%				04/2028	51	51	—	51
Covercraft Parent III, Inc.^	Senior secured	SF +	4.50%	(k)	10.10%				08/2027	2,051	2,038	0.1	1,969
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(j)	10.00%				08/2027	415	410	—	398
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(j)	10.03%				08/2027	13	12	—	9
North Haven Falcon Buyer, LLC#(22)	One stop	SF +	8.00%	(j)	9.77%	cash/	3.75%	PIK	05/2027	2,437	2,414	0.2	2,095
North Haven Falcon Buyer, LLC(22)	One stop	SF +	8.00%	(j)	9.78%	cash/	3.75%	PIK	05/2027	408	404	—	351
										15,705	15,541	1.0	15,203
Automobiles
CG Group Holdings, LLC#~(22)	One stop	SF +	8.75%	(j)	12.10%	cash/	2.00%	PIK	07/2027	13,701	13,515	0.9	13,428
CG Group Holdings, LLC(22)	One stop	SF +	8.75%	(i)	12.11%	cash/	2.00%	PIK	07/2026	347	341	—	342
Denali Midco 2, LLC#^	One stop	SF +	6.25%	(i)	11.71%				12/2027	9,828	9,765	0.7	9,828
Denali Midco 2, LLC^	One stop	SF +	6.25%	(i)	11.71%				12/2027	2,941	2,922	0.2	2,941
Denali Midco 2, LLC~	One stop	SF +	6.25%	(i)	11.71%				12/2027	2,646	2,628	0.2	2,646
Denali Midco 2, LLC#	One stop	SF +	6.25%	(i)	11.71%				12/2027	1,787	1,775	0.1	1,787
Denali Midco 2, LLC#	One stop	SF +	6.25%	(i)	11.71%				12/2027	1,698	1,687	0.1	1,698
Denali Midco 2, LLC#	One stop	SF +	6.25%	(i)	11.71%				12/2027	1,482	1,472	0.1	1,482
Denali Midco 2, LLC#	One stop	SF +	6.25%	(i)	11.71%				12/2027	1,221	1,213	0.1	1,221
Denali Midco 2, LLC#	One stop	SF +	6.25%	(i)	11.71%				12/2027	1,185	1,178	0.1	1,185
Denali Midco 2, LLC#	One stop	SF +	6.25%	(i)	11.71%				12/2027	1,185	1,178	0.1	1,185
Denali Midco 2, LLC#	One stop	SF +	6.25%	(i)	11.71%				12/2027	978	971	0.1	978
Denali Midco 2, LLC#	One stop	SF +	6.50%	(i)	11.96%				12/2027	554	541	0.1	555
Denali Midco 2, LLC	One stop	SF +	6.50%	(i)	11.96%				12/2027	149	146	—	150
Denali Midco 2, LLC	One stop	SF +	6.50%	(i)	11.96%				12/2027	126	123	—	127
Denali Midco 2, LLC	One stop	SF +	6.50%	(i)	11.96%				12/2027	74	72	—	74
Denali Midco 2, LLC	One stop	SF +	5.75%	(i)	11.21%				12/2027	40	11	—	10
Denali Midco 2, LLC	One stop	SF +	6.50%	(i)	11.96%				12/2027	37	36	—	37
Denali Midco 2, LLC(5)	One stop	SF +	6.25%		N/A(6)				12/2027	—	(3)	—	—
Denali Midco 2, LLC(5)	One stop	SF +	6.50%		N/A(6)				12/2027	—	(4)	—	—
High Bar Brands Operating, LLC#	Senior secured	SF +	5.25%	(k)	10.47%				12/2029	1,174	1,151	0.1	1,151
High Bar Brands Operating, LLC#	Senior secured	SF +	5.25%	(k)	10.47%				12/2029	245	240	—	240
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(k)	10.47%				12/2029	3	2	—	2
High Bar Brands Operating, LLC(5)	Senior secured	SF +	5.25%		N/A(6)				12/2029	—	(5)	—	(5)
JHCC Holdings LLC#	One stop	SF +	5.25%	(j)	10.75%				09/2026	4,927	4,881	0.3	4,841
JHCC Holdings LLC~	One stop	SF +	5.25%	(j)	10.75%				09/2026	2,906	2,879	0.2	2,855
JHCC Holdings LLC	One stop	SF +	5.25%	(j)	10.75%				09/2026	1,688	1,670	0.1	1,658
JHCC Holdings LLC#	One stop	SF +	5.75%	(j)	11.10%				09/2026	599	593	0.1	593
JHCC Holdings LLC#	One stop	SF +	6.75%	(j)	12.25%				09/2026	566	555	0.1	567
JHCC Holdings LLC#	One stop	SF +	5.25%	(j)	10.75%				09/2026	250	248	—	246
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
JHCC Holdings LLC(5)	One stop	SF +	5.25%		N/A(6)	09/2026	$—	$(1)	—%	$(2)
JHCC Holdings LLC(5)	One stop	SF +	5.75%		N/A(6)	09/2026	—	(23)	—	(24)
MOP GM Holding, LLC~+	One stop	SF +	5.75%	(k)	11.18%	11/2026	9,472	9,414	0.6	9,188
MOP GM Holding, LLC^	One stop	SF +	5.75%	(j)	11.29%	11/2026	1,329	1,318	0.1	1,289
MOP GM Holding, LLC~	One stop	SF +	5.75%	(j)	11.28%	11/2026	1,049	1,044	0.1	1,018
MOP GM Holding, LLC+	One stop	SF +	5.75%	(j)	11.28%	11/2026	1,019	1,012	0.1	988
MOP GM Holding, LLC+	One stop	SF +	5.75%	(k)	11.18%	11/2026	755	750	0.1	732
MOP GM Holding, LLC^	One stop	SF +	5.75%	(j)	11.28%	11/2026	627	624	—	608
MOP GM Holding, LLC^	One stop	SF +	5.75%	(j)	11.28%	11/2026	578	572	—	561
MOP GM Holding, LLC	One stop	SF +	5.75%	(k)	11.18%	11/2026	210	209	—	204
MOP GM Holding, LLC	One stop	SF +	5.75%	(j)(k)	11.20%	11/2026	186	185	—	180
MOP GM Holding, LLC	One stop	SF +	5.75%	(k)	11.18%	11/2026	183	182	—	178
MOP GM Holding, LLC	One stop	SF +	5.75%	(j)	11.28%	11/2026	92	91	—	89
MOP GM Holding, LLC	One stop	SF +	5.75%	(k)	11.18%	11/2026	59	59	—	57
MOP GM Holding, LLC	One stop	SF +	5.75%	(k)	11.18%	11/2026	31	30	—	30
MOP GM Holding, LLC	One stop	SF +	5.75%	(j)	11.28%	11/2026	31	30	—	30
MOP GM Holding, LLC(5)	One stop	SF +	5.75%		N/A(6)	11/2026	—	(10)	—	—
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.50%	(j)(k)	10.86%	07/2029	2,665	2,644	0.2	2,585
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	5.50%		N/A(6)	07/2029	—	(2)	—	(6)
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	6.00%		N/A(6)	07/2029	—	(29)	—	(30)
POY Holdings, LLC#^+	One stop	SF +	5.50%	(j)	11.00%	11/2027	19,176	18,917	1.3	18,985
POY Holdings, LLC#	One stop	SF +	5.50%	(j)	11.00%	11/2027	3,398	3,332	0.2	3,364
POY Holdings, LLC#	One stop	SF +	5.50%	(j)	11.00%	11/2027	1,235	1,226	0.1	1,223
POY Holdings, LLC	One stop	SF +	5.50%	(j)	11.02%	11/2027	72	69	—	69
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(12)	—	(13)
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	6.50%	(j)	12.03%	10/2026	1,977	1,956	0.1	1,958
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(j)	12.03%	10/2026	1,622	1,601	0.1	1,605
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(j)	12.03%	10/2026	1,210	1,192	0.1	1,197
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(i)	11.96%	10/2026	1,194	1,183	0.1	1,182
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(j)	12.03%	10/2026	950	937	0.1	940
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(j)	12.03%	10/2026	789	779	0.1	781
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(j)	12.03%	10/2026	689	680	0.1	682
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(j)	12.03%	10/2026	461	455	—	456
Quick Quack Car Wash Holdings, LLC	One stop	SF +	6.50%	(i)(j)	11.99%	10/2026	394	388	—	390
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(j)	12.03%	10/2026	375	371	—	371
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(j)	12.03%	10/2026	365	355	—	361
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(j)	12.03%	10/2026	334	328	—	331
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(j)	12.03%	10/2026	333	322	—	330
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(j)	12.03%	10/2026	150	148	—	148
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)	10/2026	—	(1)	—	(1)
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)	10/2026	—	(3)	—	(4)
Quick Quack Car Wash Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)	10/2026	—	—	—	(38)
Spotless Brands, LLC#	One stop	SF +	6.50%	(j)	12.03%	07/2028	4,131	4,068	0.3	4,131
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Spotless Brands, LLC	One stop	SF +	6.50%	(j)	12.03%		07/2028	$448	$444	—%	$448
Spotless Brands, LLC	One stop	SF +	6.50%	(j)	12.04%		07/2028	333	331	—	333
Spotless Brands, LLC	One stop	SF +	6.50%	(i)	11.96%		07/2028	6	6	—	6
TWAS Holdings, LLC~^	One stop	SF +	6.75%	(i)	12.21%		12/2026	11,956	11,880	0.8	11,717
TWAS Holdings, LLC#	One stop	SF +	6.75%	(i)	12.21%		12/2026	7,750	7,704	0.5	7,595
TWAS Holdings, LLC^	One stop	SF +	6.75%	(i)	12.21%		12/2026	7,215	7,172	0.5	7,071
TWAS Holdings, LLC#	One stop	SF +	6.75%	(i)	12.21%		12/2026	4,922	4,893	0.3	4,824
TWAS Holdings, LLC#	One stop	SF +	6.75%	(i)	12.21%		12/2026	3,104	3,085	0.2	3,042
TWAS Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)		12/2026	—	(2)	—	(7)
Yorkshire Parent, Inc.#	One stop	SF +	6.00%	(j)	11.39%		12/2029	1,972	1,952	0.1	1,952
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)		12/2029	—	(10)	—	(10)
Yorkshire Parent, Inc.	One stop	SF +	6.00%	(i)	11.36%		12/2029	—	—	—	—
								147,184	145,626	9.9	144,916
Banks
OSP Hamilton Purchaser, LLC#	One stop	SF +	5.50%	(j)	10.87%		12/2029	1,518	1,503	0.1	1,503
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(14)	—	(14)
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	—	—	(1)
								1,518	1,489	0.1	1,488
Beverages
Financial Information Technologies, LLC#	One stop	SF +	6.50%	(j)	11.85%		06/2030	12,323	12,151	0.8	12,631
Financial Information Technologies, LLC(22)	One stop	N/A			14.00%	PIK	06/2031	6,325	6,159	0.4	6,198
Financial Information Technologies, LLC#	One stop	SF +	5.50%	(j)	10.85%		06/2030	941	934	0.1	934
Financial Information Technologies, LLC(5)	One stop	SF +	6.50%		N/A(6)		06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)		06/2030	—	(15)	—	(15)
Watermill Express, LLC#	One stop	SF +	5.00%	(j)	10.50%		04/2027	874	869	0.1	865
Watermill Express, LLC	One stop	SF +	5.00%	(j)	10.50%		04/2027	84	84	—	84
Watermill Express, LLC	One stop	SF +	5.00%	(i)	10.46%		04/2027	9	9	—	9
Winebow Holdings, Inc.#~	One stop	SF +	6.25%	(i)	11.71%		07/2025	3,015	2,998	0.2	2,954
								23,571	23,188	1.6	23,660
Building Products
BECO Holding Company, Inc.#~^	One stop	SF +	5.25%	(j)	10.75%		11/2028	33,569	33,341	2.2	32,898
BECO Holding Company, Inc.(5)	One stop	SF +	5.25%		N/A(6)		11/2027	—	(3)	—	(9)
								33,569	33,338	2.2	32,889
Chemicals
Inhance Technologies Holdings LLC^	One stop	SF +	6.00%	(j)	11.54%		07/2024	3,548	3,540	0.2	2,980
Inhance Technologies Holdings LLC#	One stop	SF +	6.00%	(j)	11.54%		07/2024	2,403	2,401	0.1	2,019
Inhance Technologies Holdings LLC#	One stop	SF +	6.00%	(j)	11.54%		07/2024	727	726	—	611
Inhance Technologies Holdings LLC	One stop	SF +	6.00%	(j)	11.54%		07/2024	105	105	—	87
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E +	6.25%	(d)	10.39%		09/2028	15,042	15,593	0.9	13,237
PHM NL SP Bidco B.V.(8)(14)	One stop	SF +	6.25%	(h)	11.57%		09/2028	5,922	5,852	0.4	5,212
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	SN +	6.25%	(g)	11.44%		09/2028	3,292	3,407	0.2	2,897
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E +	6.25%	(d)	10.21%		09/2028	1,590	1,602	0.1	1,399
								32,629	33,226	1.9	28,442

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies
BradyIFS Holdings, LLC#	One stop	SF +	6.00%	(j)	11.38%				10/2029	$4,459	$4,372	0.3%	$4,370
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(j)	11.37%				10/2029	120	116	—	111
BradyIFS Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(1)	—	(1)
CI (Quercus) Intermediate Holdings, LLC#~	One stop	SF +	5.25%	(j)	10.75%				10/2028	7,743	7,670	0.5	7,743
CI (Quercus) Intermediate Holdings, LLC	One stop	SF +	5.25%	(i)	10.71%				10/2028	12	10	—	12
Encore Holdings, LLC	One stop	SF +	5.00%	(j)	10.45%				11/2028	194	188	—	185
Encore Holdings, LLC#	One stop	SF +	5.00%	(j)	10.45%				11/2028	83	82	—	81
Kleinfelder Intermediate, LLC#	One stop	SF +	6.25%	(j)	11.63%				09/2030	374	367	—	367
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	(1)
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2030	—	(1)	—	(1)
North Haven Stack Buyer, LLC#~	Senior secured	SF +	5.50%	(j)	11.03%				07/2027	3,724	3,702	0.3	3,724
North Haven Stack Buyer, LLC~	Senior secured	SF +	5.50%	(j)	11.03%				07/2027	1,254	1,247	0.1	1,254
North Haven Stack Buyer, LLC(22)	Second lien	N/A			10.00%	cash/	2.50%	PIK	01/2028	787	766	0.1	787
North Haven Stack Buyer, LLC	Senior secured	SF +	5.50%	(j)	11.00%				07/2027	692	684	—	692
North Haven Stack Buyer, LLC	Senior secured	SF +	5.50%	(j)	11.01%				07/2027	452	430	—	452
North Haven Stack Buyer, LLC	Senior secured	SF +	5.50%	(j)	11.03%				07/2027	416	413	—	416
North Haven Stack Buyer, LLC~	Senior secured	SF +	5.50%	(j)	11.03%				07/2027	414	411	—	414
North Haven Stack Buyer, LLC	Senior secured	SF +	5.50%	(a)(j)	11.11%				07/2027	78	77	—	78
North Haven Stack Buyer, LLC	Senior secured	SF +	5.50%	(j)	11.03%				07/2027	61	60	—	61
North Haven Stack Buyer, LLC	Senior secured	SF +	5.50%	(j)	11.03%				07/2027	30	30	—	30
Profile Products LLC#	One stop	SF +	5.50%	(j)	10.99%				11/2027	2,845	2,805	0.2	2,788
Profile Products LLC#(8)	One stop	SF +	5.50%	(j)	10.99%				11/2027	577	569	—	565
Profile Products LLC(5)	One stop	SF +	5.50%		N/A(6)				11/2027	—	(1)	—	(1)
Profile Products LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2027	—	—	—	(1)
PT Intermediate Holdings III, LLC#~^	One stop	SF +	5.98%	(j)	11.47%				11/2028	24,122	23,832	1.7	24,122
PT Intermediate Holdings III, LLC#	One stop	SF +	5.98%	(j)	11.47%				11/2028	15,352	15,197	1.1	15,352
PT Intermediate Holdings III, LLC#	One stop	SF +	6.50%	(j)	11.85%				11/2028	1,425	1,408	0.1	1,436
PT Intermediate Holdings III, LLC(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(4)	—	—
Radwell Parent, LLC#^	One stop	SF +	6.53%	(j)	11.97%				03/2029	10,907	10,777	0.8	10,907
Radwell Parent, LLC+	One stop	SF +	6.75%	(j)	12.10%				03/2029	9,851	9,605	0.7	9,875
Radwell Parent, LLC	One stop	SF +	6.53%	(j)	11.91%				03/2029	216	173	—	216
Radwell Parent, LLC	One stop	SF +	6.75%	(j)	12.10%				03/2028	69	65	—	69
Trinity Air Consultants Holdings Corporation	One stop	SF +	5.75%	(k)	11.20%				06/2027	495	492	—	495
Trinity Air Consultants Holdings Corporation	One stop	SF +	5.75%	(k)	11.15%				06/2027	209	206	—	209
Trinity Air Consultants Holdings Corporation#	One stop	SF +	5.75%	(k)	11.29%				06/2027	174	172	—	174
Trinity Air Consultants Holdings Corporation	One stop	SF +	5.75%		N/A(6)				06/2027	—	—	—	—
										87,135	85,918	5.9	86,980
Communications Equipment
Lightning Finco Limited(8)(10)	One stop	SF +	5.50%	(h)	11.25%				09/2028	4,453	4,393	0.3	4,453
Lightning Finco Limited(8)(9)(10)	One stop	E +	5.50%	(d)	9.39%				09/2028	504	536	—	504
										4,957	4,929	0.3	4,957
Containers and Packaging
AmerCareRoyal LLC#(22)	Senior secured	SF +	7.00%	(i)	11.98%	cash/	0.50%	PIK	11/2025	2,543	2,525	0.2	2,543
AmerCareRoyal LLC#(22)	Senior secured	SF +	7.00%	(i)	11.98%	cash/	0.50%	PIK	11/2025	543	539	0.1	543
AmerCareRoyal LLC(22)	Senior secured	SF +	7.00%	(i)	11.98%	cash/	0.50%	PIK	11/2025	528	524	—	528
AmerCareRoyal LLC#(8)(22)	Senior secured	SF +	7.00%	(i)	11.98%	cash/	0.50%	PIK	11/2025	457	454	—	457
Chase Intermediate#~^	One stop	SF +	5.25%	(i)(j)(k)	10.92%				10/2028	38,731	38,478	2.6	38,344
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Chase Intermediate(5)	One stop	SF +	5.25%		N/A(6)				10/2028	$—	$(3)	—%	$(4)
Chase Intermediate(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	(17)	—	(18)
Fortis Solutions Group, LLC#~^	One stop	SF +	5.50%	(j)	10.95%				10/2028	15,737	15,553	1.0	15,265
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(j)	10.96%				10/2028	82	67	—	1
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(j)	10.95%				10/2028	44	10	—	43
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(j)	10.95%				10/2027	15	11	—	8
										58,680	58,141	3.9	57,710
Diversified Consumer Services
Apex Service Partners, LLC#(22)	One stop	SF +	7.00%	(j)	10.40%	cash/	2.00%	PIK	10/2030	3,995	3,936	0.3	3,945
Apex Service Partners, LLC(22)	One stop	SF +	7.00%	(j)	10.38%	cash/	2.00%	PIK	10/2030	212	200	—	200
Apex Service Partners, LLC	One stop	SF +	6.50%	(a)(j)	12.76%				10/2029	4	3	—	3
Certus Pest, Inc.~	One stop	SF +	7.50%	(j)	13.00%				02/2026	615	605	0.1	609
Certus Pest, Inc.~	One stop	SF +	7.50%	(j)	13.00%				02/2026	589	576	0.1	584
Certus Pest, Inc.	One stop	SF +	7.50%	(j)	13.00%				02/2026	425	424	—	421
Certus Pest, Inc.~	One stop	SF +	7.50%	(j)	13.00%				02/2026	420	416	—	416
Certus Pest, Inc.~	One stop	SF +	7.50%	(j)	13.00%				02/2026	291	287	—	288
Certus Pest, Inc.~	One stop	SF +	7.50%	(j)	13.00%				02/2026	257	248	—	254
Certus Pest, Inc.	One stop	SF +	7.50%	(j)	13.00%				02/2026	250	248	—	248
Certus Pest, Inc.~	One stop	SF +	7.50%	(j)	13.00%				02/2026	148	145	—	146
Certus Pest, Inc.	One stop	SF +	7.50%	(j)	13.00%				02/2026	93	89	—	92
Certus Pest, Inc.	One stop	SF +	7.50%	(j)	13.00%				02/2026	51	44	—	50
Certus Pest, Inc.	One stop	SF +	7.50%	(j)	13.00%				02/2026	21	20	—	21
Certus Pest, Inc.(5)	One stop	SF +	7.50%		N/A(6)				02/2026	—	—	—	(1)
CHHJ Midco, LLC#	Senior secured	SF +	5.00%	(i)	10.46%				01/2026	1,072	1,067	0.1	1,072
CHHJ Midco, LLC	Senior secured	SF +	5.00%		N/A(6)				01/2026	—	—	—	—
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.25%	(j)	10.79%				07/2027	966	957	0.1	940
COP Hometown Acquisitions, Inc.	Senior secured	P +	4.50%	(a)(j)	12.21%				07/2027	948	925	0.1	924
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.50%	(j)	10.97%				07/2027	926	908	0.1	907
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.50%	(a)(j)	11.62%				07/2027	823	807	0.1	806
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.25%	(j)	10.79%				07/2027	728	723	0.1	708
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.25%	(j)	10.79%				07/2027	709	702	—	689
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.25%	(j)	10.78%				07/2027	583	575	—	567
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.25%	(j)	10.79%				07/2027	465	461	—	452
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.25%	(j)	10.78%				07/2027	328	326	—	319
COP Hometown Acquisitions, Inc.(5)	Senior secured	SF +	5.25%		N/A(6)				07/2027	—	(1)	—	(2)
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(j)	11.60%				09/2028	1,307	1,289	0.1	1,307
DP Flores Holdings, LLC	One stop	SF +	6.25%	(j)	11.60%				09/2028	203	200	—	203
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(3)	—	—
EMS LINQ, LLC#+	One stop	SF +	6.25%	(i)	11.71%				12/2027	4,244	4,216	0.3	4,159
EMS LINQ, LLC(5)	One stop	SF +	6.25%		N/A(6)				12/2027	—	(1)	—	(3)
Entomo Brands Acquisitions, Inc.#	Senior secured	SF +	5.50%	(j)	11.00%				07/2029	1,565	1,543	0.1	1,565
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(i)	10.94%				07/2029	130	120	—	130
Entomo Brands Acquisitions, Inc.(5)	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	(1)	—	—
EWC Growth Partners LLC^	One stop	SF +	6.00%	(j)	11.50%				03/2026	1,078	1,074	0.1	1,078
EWC Growth Partners LLC	One stop	SF +	6.00%	(j)	11.52%				03/2026	102	102	—	102
EWC Growth Partners LLC#	One stop	SF +	6.00%	(j)	11.50%				03/2026	62	62	—	62
EWC Growth Partners LLC	One stop	SF +	6.00%	(j)	11.50%				03/2026	14	14	—	14
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(j)	11.54%				03/2027	7,119	7,015	0.5	6,905
FPG Intermediate Holdco, LLC^	One stop	SF +	6.00%	(j)	11.54%				03/2027	6,100	6,043	0.4	5,917
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
FPG Intermediate Holdco, LLC	One stop	SF +	6.00%	(j)	11.53%				03/2027	$62	$61	—%	$60
FPG Intermediate Holdco, LLC(5)	One stop	SF +	6.50%		N/A(6)				03/2027	—	(20)	—	—
FSS Buyer LLC^	One stop	SF +	5.75%	(i)	11.21%				08/2028	2,303	2,273	0.2	2,303
FSS Buyer LLC	One stop	SF +	5.75%		N/A(6)				08/2027	—	—	—	—
HS Spa Holdings, Inc.#	One stop	SF +	5.75%	(j)	11.12%				06/2029	3,955	3,893	0.3	3,915
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(i)	11.11%				06/2028	8	6	—	7
Learn-it Systems, LLC#(22)	Senior secured	SF +	5.25%	(j)	8.00%	cash/	2.75%	PIK	09/2026	761	758	—	723
Learn-it Systems, LLC(22)	Senior secured	SF +	5.25%	(k)	7.93%	cash/	2.75%	PIK	09/2026	578	576	—	549
Learn-it Systems, LLC(22)	Senior secured	SF +	5.25%	(k)	7.93%	cash/	2.75%	PIK	09/2026	212	211	—	201
Learn-it Systems, LLC(5)	Senior secured	SF +	5.25%		N/A(6)				09/2026	—	—	—	(2)
Liminex, Inc.+	One stop	SF +	7.25%	(j)	12.75%				11/2026	19,521	19,358	1.3	19,521
Liminex, Inc.#	One stop	SF +	7.25%	(j)	12.75%				11/2026	10,188	10,109	0.7	10,188
Liminex, Inc.#	One stop	SF +	7.25%	(j)	12.75%				11/2026	3,516	3,483	0.2	3,516
Liminex, Inc.#	One stop	SF +	7.25%	(j)	12.75%				11/2026	116	114	—	116
Liminex, Inc.(5)	One stop	SF +	7.25%		N/A(6)				11/2026	—	(2)	—	—
Litera Bidco LLC#	One stop	SF +	6.00%	(i)	11.46%				05/2026	1,305	1,297	0.1	1,305
Litera Bidco LLC#	One stop	SF +	5.25%	(i)	10.71%				05/2026	600	597	—	600
Litera Bidco LLC	One stop	SF +	5.25%	(i)	10.71%				05/2026	269	267	—	269
Litera Bidco LLC	One stop	SF +	5.25%	(i)	10.71%				05/2026	269	269	—	269
Litera Bidco LLC	One stop	SF +	6.00%	(i)	11.46%				05/2026	118	117	—	118
Litera Bidco LLC	One stop	SF +	5.25%		N/A(6)				05/2025	—	—	—	—
Mario Purchaser, LLC#	One stop	SF +	5.75%	(i)	11.21%				04/2029	3,913	3,853	0.3	3,756
Mario Purchaser, LLC	One stop	SF +	5.75%	(i)	11.21%				04/2029	2,246	2,189	0.1	2,049
Mario Purchaser, LLC(22)	One stop	SF +	10.75%	(j)	16.21%	PIK			04/2032	2,058	2,021	0.1	1,975
Mario Purchaser, LLC	One stop	SF +	5.75%	(i)	11.21%				04/2028	22	21	—	20
Mathnasium, LLC+	One stop	SF +	5.00%	(j)	10.53%				11/2027	4,144	4,118	0.3	4,144
Mathnasium, LLC	One stop	SF +	5.00%	(j)	10.53%				11/2027	18	17	—	18
NSG Buyer, Inc. ^	One stop	SF +	6.50%	(i)	11.96%				11/2029	9,862	9,698	0.7	9,962
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	(1)
NSG Buyer, Inc. (5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(28)	—	(28)
Provenance Buyer LLC^	One stop	SF +	5.00%	(i)	10.46%				06/2027	4,268	4,237	0.3	4,225
Provenance Buyer LLC#~	One stop	SF +	5.00%	(i)	10.46%				06/2027	2,911	2,876	0.2	2,881
Provenance Buyer LLC(5)	One stop	SF +	5.00%		N/A(6)				06/2027	—	(1)	—	(1)
RW AM Holdco LLC^	One stop	SF +	5.25%	(k)	10.82%				04/2028	9,063	8,998	0.6	8,701
RW AM Holdco LLC(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	(1)	—	(6)
Virginia Green Acquisition, LLC#	One stop	SF +	5.50%	(k)	10.75%				12/2030	2,107	2,086	0.1	2,086
Virginia Green Acquisition, LLC	One stop	SF +	5.50%	(k)	10.75%				12/2029	6	6	—	6
Virginia Green Acquisition, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	(8)	—	(8)
										121,242	119,811	8.1	119,534
Diversified Financial Services
Avalara, Inc.#	One stop	SF +	7.25%	(j)	12.60%				10/2028	6,229	6,104	0.4	6,229
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)				10/2028	—	(2)	—	—
Banker's Toolbox, Inc.^	One stop	SF +	5.25%	(j)	10.73%				07/2027	3,406	3,386	0.2	3,406
Banker's Toolbox, Inc.	One stop	SF +	5.25%	(j)	10.73%				07/2027	634	632	0.1	634
Banker's Toolbox, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2027	—	(1)	—	—
Finastra USA, Inc.#	One stop	SF +	7.25%	(k)	12.71%				09/2029	450	441	—	441
Finastra USA, Inc.	One stop	SF +	7.25%	(i)	12.61%				09/2029	13	12	—	12
Flash Topco, Inc.^	One stop	SF +	5.75%	(k)	11.44%				10/2028	7,530	7,479	0.5	7,154
Flash Topco, Inc.	One stop	SF +	6.50%	(k)	11.94%				10/2028	45	44	—	42
Flash Topco, Inc.	One stop	SF +	6.50%	(k)	11.94%				12/2024	25	25	—	25
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Higginbotham Insurance Agency, Inc.	One stop	SF +	5.50%	(i)	10.96%				11/2028	$1,927	$1,910	0.1%	$1,927
Higginbotham Insurance Agency, Inc.#	One stop	SF +	5.50%	(i)	10.96%				11/2028	1,808	1,795	0.1	1,808
Higginbotham Insurance Agency, Inc.	One stop	SF +	5.50%	(i)	10.96%				11/2028	949	946	0.1	949
										23,016	22,771	1.5	22,627
Diversified Telecommunication Services
NTI Connect, LLC#	Senior secured	SF +	5.50%	(j)	11.00%				02/2026	629	622	—	629

Electrical Equipment
Power Grid Holdings, Inc.#	One stop	SF +	4.75%	(j)	10.14%				12/2030	1,026	1,006	0.1	1,006
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(j)	10.12%				12/2030	2	1	—	1
										1,028	1,007	0.1	1,007
Electronic Equipment, Instruments and Components
CST Holding Company#	One stop	SF +	6.50%	(i)	11.96%				11/2028	9,851	9,612	0.7	9,851
CST Holding Company	One stop	SF +	6.50%	(i)	11.96%				11/2028	5	4	—	5
										9,856	9,616	0.7	9,856
Food & Staples Retailing
Mendocino Farms, LLC	One stop	SF +	6.25%	(i)	11.71%				06/2025	625	622	0.1	625
Mendocino Farms, LLC	One stop	SF +	6.25%	(i)	11.71%				06/2025	431	429	0.1	431
Mendocino Farms, LLC	One stop	SF +	6.25%	(i)	11.71%				06/2025	321	319	—	321
Mendocino Farms, LLC	One stop	SF +	6.25%	(i)	11.71%				06/2025	269	267	—	269
Mendocino Farms, LLC	One stop	SF +	6.25%	(i)	11.71%				06/2025	252	251	—	252
Mendocino Farms, LLC	One stop	SF +	6.25%	(i)	11.71%				06/2025	247	246	—	247
Mendocino Farms, LLC	One stop	SF +	6.25%	(i)	11.71%				06/2025	217	216	—	217
Mendocino Farms, LLC	One stop	SF +	6.25%	(i)	11.71%				06/2025	161	160	—	161
Mendocino Farms, LLC	One stop	SF +	6.25%	(i)	11.71%				06/2025	122	121	—	122
Mendocino Farms, LLC	One stop	SF +	6.25%	(i)	11.71%				06/2025	121	121	—	121
Mendocino Farms, LLC	One stop	SF +	6.25%	(i)	11.71%				06/2025	60	59	—	60
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(j)	13.00%				06/2024	325	325	—	325
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(j)	13.00%				06/2024	131	130	—	131
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(j)	13.00%				06/2024	114	114	—	114
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(j)	13.00%				06/2024	54	54	—	54
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(j)	13.00%				06/2024	—	—	—	—
Wineshipping.com LLC^	One stop	SF +	5.75%	(j)	11.29%				10/2027	3,040	3,021	0.2	2,797
Wineshipping.com LLC	One stop	SF +	5.75%	(j)	11.33%				10/2027	83	83	—	76
Wineshipping.com LLC	One stop	SF +	5.75%	(a)(j)	11.46%				10/2027	73	73	—	67
										6,646	6,611	0.4	6,390
Food Products
Blast Bidco Inc.#	One stop	SF +	6.00%	(j)	11.35%				10/2030	450	443	—	446
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(1)	—	(1)
Borrower R365 Holdings, LLC+	One stop	SF +	6.50%	(j)	12.00%				06/2027	5,322	5,264	0.4	5,322
Borrower R365 Holdings, LLC#	One stop	SF +	6.50%	(j)	12.00%				06/2027	443	438	—	443
Borrower R365 Holdings, LLC	One stop	SF +	6.50%	(j)	12.00%				06/2027	190	189	—	190
Borrower R365 Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)				06/2027	—	(1)	—	—
Borrower R365 Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)				06/2027	—	(3)	—	—
Flavor Producers, LLC#(22)	Senior secured	SF +	6.50%	(a)(j)	10.20%	cash/	1.75%	PIK	12/2024	442	442	—	424
Flavor Producers, LLC(5)	Senior secured	SF +	6.50%		N/A(6)				09/2024	—	—	—	(1)
Kodiak Cakes, LLC+	Senior secured	SF +	6.75%	(i)	12.11%				06/2027	4,803	4,697	0.4	4,803
Kodiak Cakes, LLC	Senior secured	SF +	6.75%	(i)	12.11%				06/2026	125	121	—	125
Louisiana Fish Fry Products, Ltd.#~	One stop	SF +	6.25%	(j)	11.75%				07/2027	4,153	4,129	0.3	4,112
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(i)(j)	11.74%				07/2027	105	104	—	104
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
MAPF Holdings, Inc.~^+	One stop	SF +	5.00%	(j)	10.50%				12/2026	$14,880	$14,806	1.0%	$14,880
MAPF Holdings, Inc.#	One stop	SF +	5.00%	(j)	10.50%				12/2026	1,174	1,165	0.1	1,174
MAPF Holdings, Inc.	One stop	SF +	5.00%	(j)	10.51%				12/2026	300	299	—	300
P&P Food Safety Holdings, Inc.~^	One stop	SF +	6.00%	(i)(j)	11.50%				12/2026	7,407	7,357	0.5	7,185
P&P Food Safety Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(1)	—	(3)
P&P Food Safety Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(15)	—	(67)
Ultimate Baked Goods Midco LLC#	One stop	SF +	6.25%	(i)	11.71%				08/2027	2,798	2,769	0.2	2,770
Ultimate Baked Goods Midco LLC(5)	One stop	SF +	6.25%		N/A(6)				08/2027	—	(1)	—	(1)
Whitebridge Pet Brands, LLC^	One stop	SF +	4.75%	(i)	10.21%				07/2027	8,979	8,917	0.6	8,979
Whitebridge Pet Brands, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2027	—	(2)	—	—
Wizard Bidco Limited#(8)(10)	One stop	SF +	6.00%	(j)	11.35%				03/2029	6,497	6,387	0.4	6,513
Wizard Bidco Limited#(8)(9)(10)(22)	One stop	SN +	5.00%	(g)	8.69%	cash/	1.50%	PIK	03/2029	3,387	3,467	0.2	3,251
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	6.50%	(g)	11.69%				03/2029	2,263	2,157	0.2	2,269
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	4.75%	(g)	9.94%				09/2028	95	91	—	92
Wizard Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.50%		N/A(6)				03/2029	—	(20)	—	—
										63,813	63,198	4.3	63,309

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Technology
Alegeus Technologies Holdings Corp.	Senior secured	SF +	8.25%	(k)	13.75%				09/2024	$182	$182	—%	$182
Coding Solutions Acquisition, Inc.#	One stop	SF +	5.50%	(i)	11.11%				05/2028	2,683	2,663	0.2	2,663
Coding Solutions Acquisition, Inc.	One stop	SF +	5.75%	(i)	11.11%				05/2028	813	807	0.1	807
Coding Solutions Acquisition, Inc.#	One stop	SF +	6.00%	(i)	11.36%				05/2028	109	106	—	109
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(i)	11.11%				05/2028	24	24	—	24
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(5)	—	—
Color Intermediate, LLC#	One stop	SF +	5.50%	(j)	10.95%				10/2029	6,062	5,963	0.4	6,062
Connexin Software, Inc.#+	One stop	SF +	8.50%	(j)	13.85%				02/2024	1,586	1,586	0.1	1,586
Connexin Software, Inc.	One stop	SF +	8.50%	(j)	13.85%				02/2024	10	10	—	10
Crow River Buyer, Inc.#	One stop	SF +	7.75%	(j)	13.13%				01/2029	2,466	2,424	0.2	2,466
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	—
ESO Solution, Inc.#+	One stop	SF +	7.00%	(i)	12.36%				05/2027	3,811	3,784	0.3	3,811
ESO Solution, Inc.	One stop	SF +	7.00%	(i)	12.36%				03/2027	43	42	—	43
HSI Halo Acquisition, Inc.#	One stop	SF +	5.75%	(j)	11.20%				08/2026	1,486	1,472	0.1	1,486
HSI Halo Acquisition, Inc.#	One stop	SF +	5.75%	(j)	11.20%				08/2026	784	784	0.1	784
HSI Halo Acquisition, Inc.~	One stop	SF +	5.75%	(j)	11.20%				08/2026	516	514	—	516
HSI Halo Acquisition, Inc.#	One stop	SF +	5.75%	(j)	11.20%				08/2026	496	487	—	496
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(j)	11.20%				08/2026	360	357	—	360
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(j)	11.20%				08/2026	301	299	—	301
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(a)(k)	11.59%				09/2025	46	46	—	46
Neptune Holdings, Inc.#	One stop	SF +	6.00%	(k)	11.50%				09/2030	11,352	11,190	0.8	11,210
Neptune Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2029	—	(1)	—	(1)
Plasma Buyer LLC#	One stop	SF +	5.75%	(j)	11.10%				05/2029	2,762	2,720	0.2	2,624
Plasma Buyer LLC	One stop	SF +	5.75%	(j)	11.10%				05/2028	18	18	—	16
Plasma Buyer LLC(5)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(6)	—	—
QF Holdings, Inc.	One stop	SF +	6.25%	(j)	11.73%				12/2027	305	302	—	305
Qgenda Intermediate Holdings, LLC+	One stop	SF +	4.75%	(j)	10.20%				06/2025	5,594	5,575	0.4	5,538
Qgenda Intermediate Holdings, LLC~	One stop	SF +	4.75%	(j)	10.20%				06/2025	4,922	4,923	0.3	4,873
Qgenda Intermediate Holdings, LLC~	One stop	SF +	4.75%	(j)	10.20%				06/2025	2,382	2,382	0.2	2,358
Qgenda Intermediate Holdings, LLC+	One stop	SF +	4.75%	(j)	10.20%				06/2025	667	666	—	661
Qgenda Intermediate Holdings, LLC	One stop	SF +	4.75%	(j)	10.20%				06/2025	75	75	—	74
Transaction Data Systems, Inc.~+	One stop	SF +	4.25%	(j)	9.75%				02/2026	11,022	10,923	0.8	11,022
Transaction Data Systems, Inc.	One stop	SF +	4.25%	(i)	9.71%				02/2026	77	76	—	77
Veranex, Inc.(22)	Senior secured	SF +	6.25%	(k)	10.59%	cash/	1.00%	PIK	04/2028	372	370	—	286
Veranex, Inc.#(22)	Senior secured	SF +	6.25%	(k)	10.64%	cash/	1.00%	PIK	04/2028	197	196	—	152
Veranex, Inc.(22)	Senior secured	SF +	6.25%	(k)	10.56%	cash/	1.00%	PIK	04/2028	50	50	—	39
										61,573	61,003	4.2	60,986
Healthcare Equipment and Supplies
Aspen Medical Products, LLC~	One stop	SF +	5.25%	(j)	10.78%				06/2025	937	935	0.1	937
Aspen Medical Products, LLC#	One stop	SF +	5.25%	(j)	10.78%				06/2025	60	60	—	60
Aspen Medical Products, LLC	One stop	SF +	5.25%		N/A(6)				06/2025	—	—	—	—
Baduhenna Bidco Limited(8)(10)	One stop	SF +	5.95%	(h)	11.53%				08/2028	2,330	2,303	0.2	2,330
Baduhenna Bidco Limited(8)(9)(10)	One stop	E +	5.95%	(c)	9.92%				08/2028	1,375	1,458	0.1	1,375
Baduhenna Bidco Limited(8)(9)(10)	One stop	SN +	5.95%	(g)	11.26%				08/2028	387	418	—	387
Baduhenna Bidco Limited(8)(9)(10)	One stop	E +	5.95%	(c)	9.88%				08/2028	328	328	—	328
Baduhenna Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.95%		N/A(6)				08/2028	—	(6)	—	—
Belmont Instrument, LLC^	One stop	SF +	6.25%	(j)	11.60%				08/2028	4,839	4,801	0.3	4,839
Belmont Instrument, LLC	One stop	SF +	6.25%	(j)	11.60%				08/2028	33	32	—	33
Blades Buyer, Inc.#~	Senior secured	SF +	5.00%	(j)(k)	10.45%				03/2028	2,460	2,442	0.2	2,442
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Blades Buyer, Inc.#	Senior secured	SF +	5.00%	(i)	10.44%	03/2028	$1,104	$1,096	0.1%	$1,095
Blades Buyer, Inc.#	Senior secured	SF +	5.25%	(i)	10.69%	03/2028	458	453	—	458
Blades Buyer, Inc.	Senior secured	P +	3.75%	(a)	12.25%	03/2028	12	12	—	11
Blue River Pet Care, LLC~^	One stop	SF +	5.75%	(i)	11.21%	07/2026	12,890	12,803	0.9	12,761
Blue River Pet Care, LLC#	One stop	SF +	5.75%	(i)	11.21%	07/2026	11,794	11,728	0.8	11,676
Blue River Pet Care, LLC#	One stop	SF +	5.75%	(i)	11.21%	07/2026	2,750	2,735	0.2	2,723
Blue River Pet Care, LLC#	One stop	SF +	5.75%	(i)	11.21%	07/2026	2,643	2,628	0.2	2,617
Blue River Pet Care, LLC	One stop	SF +	5.75%	(i)	11.21%	07/2026	2,617	2,602	0.2	2,591
Blue River Pet Care, LLC	One stop	SF +	5.75%	(i)	11.21%	07/2026	2,011	2,000	0.1	1,991
Blue River Pet Care, LLC(5)	One stop	SF +	5.75%		N/A(6)	08/2025	—	(1)	—	(2)
Blue River Pet Care, LLC(5)	One stop	SF +	5.75%		N/A(6)	07/2026	—	(7)	—	(12)
CCSL Holdings, LLC~(8)	One stop	SF +	6.00%	(i)	11.36%	12/2028	6,023	5,930	0.4	6,023
CCSL Holdings, LLC#(8)	One stop	SF +	6.00%	(i)	11.36%	12/2028	1,626	1,602	0.1	1,626
CCSL Holdings, LLC#(8)(9)	One stop	SN +	6.00%	(g)	11.19%	12/2028	984	958	0.1	984
CCSL Holdings, LLC(8)	One stop	SF +	6.00%	(i)	11.36%	12/2028	209	193	—	209
CCSL Holdings, LLC(5)(8)	One stop	SF +	6.00%		N/A(6)	12/2028	—	(4)	—	—
CCSL Holdings, LLC(5)(8)	One stop	SF +	6.00%		N/A(6)	12/2028	—	(10)	—	—
CMI Parent Inc.~+	Senior secured	SF +	4.75%	(i)	10.21%	08/2025	13,755	13,705	0.9	13,755
CMI Parent Inc.+	Senior secured	SF +	4.75%	(i)	10.21%	08/2025	6,521	6,492	0.4	6,521
CMI Parent Inc.#	Senior secured	SF +	4.75%	(i)	10.21%	08/2025	6,117	6,083	0.4	6,117
CMI Parent Inc.(5)	Senior secured	SF +	4.75%		N/A(6)	08/2025	—	(1)	—	—
TIDI Legacy Products, Inc.#	One stop	SF +	5.50%	(i)	10.86%	12/2029	3,202	3,171	0.2	3,170
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	—	—	(1)
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)	06/2025	—	(8)	—	—
YI, LLC#	One stop	SF +	5.75%	(j)	11.09%	12/2029	4,097	4,016	0.3	4,015
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)	12/2029	—	(1)	—	(1)
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)	12/2029	—	(8)	—	(9)
							91,562	90,938	6.2	91,049

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Health Care Providers & Services
AAH TOPCO, LLC	One stop	SF +	5.50%	(i)	10.96%				12/2027	$7,694	$7,635	0.5%	$7,501
AAH TOPCO, LLC (22)	Subordinated debt	N/A			11.50%	PIK			12/2031	1,257	1,241	0.1	1,106
AAH TOPCO, LLC #	One stop	SF +	5.50%	(i)	10.96%				12/2027	515	511	—	502
AAH TOPCO, LLC (5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	—	—	(2)
AAH TOPCO, LLC (5)	One stop	SF +	6.00%		N/A(6)				12/2027	—	(29)	—	(30)
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(22)	Subordinated debt	N/A			13.75%				03/2028	14,362	14,217	1.0	14,075
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC~	One stop	SF +	6.00%	(j)	11.49%				03/2027	1,820	1,807	0.1	1,820
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(j)	11.49%				03/2027	1,521	1,506	0.1	1,521
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(22)	Subordinated debt	N/A			13.75%				03/2028	887	879	0.1	869
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	SF +	6.00%	(j)	11.48%				03/2027	691	685	—	691
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(22)	Subordinated debt	N/A			13.75%				03/2028	339	337	—	332
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	SF +	6.00%	(j)	11.48%				03/2027	327	327	—	327
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	SF +	6.00%		N/A(6)				03/2027	—	(1)	—	—
Bamboo US Bidco LLC#	One stop	SF +	6.00%	(j)	11.38%				09/2030	243	236	—	235
Bamboo US Bidco LLC#(8)(9)	One stop	E +	6.00%	(c)	9.95%				09/2030	167	155	—	162
Bamboo US Bidco LLC	One stop	SF +	6.00%	(i)	11.36%				09/2030	3	2	—	2
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(2)
Community Care Partners, LLC#	One stop	SF +	6.00%	(i)	11.47%				06/2026	1,197	1,191	0.1	1,125
Community Care Partners, LLC(5)	One stop	SF +	6.00%		N/A(6)				06/2026	—	(1)	—	—
CRH Healthcare Purchaser, Inc.#	Senior secured	SF +	6.25%	(j)	11.75%				06/2025	3,926	3,902	0.3	3,926
CRH Healthcare Purchaser, Inc.~	Senior secured	SF +	6.25%	(j)	11.75%				06/2025	1,652	1,642	0.1	1,652
CRH Healthcare Purchaser, Inc.~	Senior secured	SF +	6.25%	(j)	11.75%				06/2025	1,236	1,228	0.1	1,236
CRH Healthcare Purchaser, Inc.#	Senior secured	SF +	6.25%	(j)	11.75%				06/2025	837	832	0.1	837
CRH Healthcare Purchaser, Inc.	Senior secured	SF +	6.25%	(j)	11.75%				06/2025	50	49	—	50
Datix Bidco Limited(8)(9)(10)	Senior secured	SN +	4.50%	(g)	9.69%				04/2025	24,019	25,576	1.7	24,019
Datix Bidco Limited(8)(9)(10)	Second lien	SN +	7.75%	(g)	12.94%				04/2026	8,523	9,050	0.6	8,523
Datix Bidco Limited(8)(9)(10)	Senior secured	SN +	4.50%	(g)	9.69%				04/2025	4,449	4,704	0.3	4,449
Datix Bidco Limited(8)(10)	Senior secured	SF +	4.50%	(k)	9.94%				04/2025	183	183	—	183
Datix Bidco Limited(8)(10)	Second lien	SF +	7.75%	(k)	13.19%				04/2026	58	58	—	58
Datix Bidco Limited(8)(10)	Senior secured	SF +	4.50%	(k)	9.94%				09/2024	37	37	—	37
Elite Dental Partners LLC(7)(22)	One stop	SF +	5.25%	(j)	10.70%	PIK			09/2024	2,043	1,889	0.1	756
Elite Dental Partners LLC(7)(22)	One stop	SF +	12.00%	(j)	17.45%	PIK			09/2024	1,079	963	—	496
Elite Dental Partners LLC(22)	One stop	SF +	5.25%	(j)	10.70%	PIK			09/2024	220	220	—	220
Emerge Intermediate, Inc.#(22)	One stop	SF +	6.50%	(j)	11.50%	cash/	0.50%	PIK	05/2024	2,302	2,297	0.2	2,302
Emerge Intermediate, Inc.#(22)	One stop	SF +	6.50%	(j)	11.50%	cash/	0.50%	PIK	05/2024	218	218	—	218
Emerge Intermediate, Inc.(22)	One stop	SF +	6.50%	(j)	11.50%	cash/	0.50%	PIK	05/2024	67	67	—	67
Encorevet Group LLC(22)	One stop	SF +	6.75%	(j)	12.29%				02/2027	14,610	14,579	1.0	14,098
Encorevet Group LLC(22)	One stop	SF +	6.75%	(j)	12.29%				02/2027	7,519	7,500	0.5	7,256
Encorevet Group LLC~(22)	One stop	SF +	6.75%	(j)	12.29%				02/2027	3,965	3,958	0.3	3,826
Encorevet Group LLC(22)	One stop	SF +	6.75%	(j)	12.29%				02/2027	1,977	1,972	0.1	1,908
Encorevet Group LLC~(22)	One stop	SF +	6.75%	(j)	12.29%				02/2027	1,779	1,780	0.1	1,717
Encorevet Group LLC~(22)	One stop	SF +	6.75%	(j)	12.29%				02/2027	1,108	1,106	0.1	1,069
Encorevet Group LLC(22)	One stop	SF +	6.75%	(j)	12.29%				02/2027	920	918	0.1	888
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Encorevet Group LLC(22)	One stop	SF +	6.75%	(j)	12.29%				02/2027	$655	$653	0.1%	$632
Encorevet Group LLC(22)	One stop	SF +	6.75%	(j)	12.29%				02/2027	627	625	—	605
Encorevet Group LLC(22)	One stop	SF +	6.75%	(j)	12.29%				02/2027	568	566	—	548
Encorevet Group LLC(22)	One stop	SF +	6.75%	(j)	12.29%				02/2027	391	390	—	377
Encorevet Group LLC(22)	One stop	SF +	6.75%	(j)	12.29%				02/2027	244	243	—	235
Encorevet Group LLC(22)	One stop	SF +	6.75%	(j)	12.29%				02/2027	158	158	—	153
Encorevet Group LLC(22)	One stop	SF +	6.75%	(j)	12.29%				02/2027	119	119	—	115
Encorevet Group LLC(22)	One stop	SF +	6.75%	(j)	12.26%				02/2027	47	47	—	45
Encorevet Group LLC(5)	One stop	SF +	8.75%		N/A(6)				02/2027	—	—	—	(1)
ERC Topco Holdings, LLC#^(22)	One stop	SF +	6.25%	(j)	8.61%	cash/	3.25%	PIK	11/2028	17,399	17,290	0.9	13,571
ERC Topco Holdings, LLC#^(22)	One stop	SF +	6.25%	(j)	11.86%	PIK			11/2028	140	138	—	109
ERC Topco Holdings, LLC(22)	One stop	SF +	6.25%	(j)	8.67%	cash/	3.25%	PIK	11/2027	65	64	—	37
ERC Topco Holdings, LLC(22)	One stop	SF +	6.25%	(j)	11.60%	PIK			11/2028	1	1	—	—
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	5.75%	(f)	11.33%				03/2027	3,451	3,547	0.2	3,451
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	5.75%	(f)	11.33%				03/2027	2,526	2,512	0.2	2,526
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	5.75%	(f)	11.33%				03/2027	2,350	2,430	0.2	2,350
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(12)	One stop	SF +	5.75%	(j)	11.28%				03/2027	1,035	1,025	0.1	1,035
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(9)(12)	One stop	C +	5.75%	(f)	11.33%				03/2027	728	716	—	728
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(12)	One stop	SF +	5.75%	(j)	11.28%				03/2027	460	456	—	460
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	C +	5.75%	(f)	11.33%				03/2027	408	390	—	408
Heartland Veterinary Partners LLC#	Senior secured	SF +	4.75%	(i)	10.21%				12/2026	2,391	2,377	0.2	2,367
Heartland Veterinary Partners LLC#	Senior secured	SF +	4.75%	(i)	10.21%				12/2026	378	376	—	374
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Klick Inc.^(8)(12)	Senior secured	SF +	4.50%	(j)	9.95%				03/2028	3,864	3,840	0.3	3,864
Klick Inc.(5)(8)(12)	Senior secured	SF +	4.50%		N/A(6)				03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC~	Senior secured	SF +	5.75%	(j)	11.25%				05/2026	784	777	0.1	784
Krueger-Gilbert Health Physics, LLC#	Senior secured	SF +	5.75%	(j)	11.25%				05/2026	466	462	—	466
Krueger-Gilbert Health Physics, LLC~	Senior secured	SF +	5.75%	(j)	11.25%				05/2026	460	457	—	460
Krueger-Gilbert Health Physics, LLC	Senior secured	SF +	5.75%	(j)	11.25%				05/2026	319	315	—	319
Krueger-Gilbert Health Physics, LLC~	Senior secured	SF +	5.75%	(j)	11.25%				05/2026	124	123	—	124
Krueger-Gilbert Health Physics, LLC	Senior secured	SF +	5.75%	(j)	11.25%				05/2026	30	30	—	30
Krueger-Gilbert Health Physics, LLC(5)	Senior secured	SF +	5.75%		N/A(6)				05/2026	—	(10)	—	—
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(9)(12)(22)	One stop	C +	6.00%	(f)	9.43%	cash/	2.00%	PIK	05/2028	7,430	7,981	0.5	7,058
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	SF +	5.50%	(j)	11.00%				05/2028	1,655	1,641	0.1	1,573
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	SF +	5.50%	(j)	11.00%				05/2028	1,184	1,170	0.1	1,125
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C +	5.50%	(f)	10.93%				05/2028	473	492	—	450
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C +	5.50%	(f)	10.93%				05/2028	247	249	—	234
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(12)(22)	One stop	SF +	6.00%	(j)	9.50%	cash/	2.00%	PIK	05/2028	87	86	—	83
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(5)(8)(9)(12)	One stop	C +	5.50%		N/A(6)				05/2026	—	(26)	—	(6)
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(5)(8)(12)	One stop	SF +	5.50%		N/A(6)				05/2026	—	(1)	—	(2)
Opening Day Borrower 111 LLC(7)(22)	One stop	SF +	6.25%	(j)	11.75%				05/2027	1,506	1,324	0.1	1,355
Opening Day Borrower 111 LLC(7)(22)	One stop	SF +	6.25%	(j)	11.75%				05/2027	575	518	—	518
Opening Day Borrower 111 LLC(5)(7)	One stop	SF +	6.25%		N/A(6)				05/2027	—	—	—	(18)
Suveto Buyer, LLC	One stop	SF +	4.25%	(i)	9.71%				09/2027	8,335	8,284	0.6	8,169
Suveto Buyer, LLC	One stop	SF +	4.25%	(i)	9.71%				09/2027	51	50	—	48
										175,531	177,309	11.4	166,784
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(j)	11.53%				08/2028	$4,282	$4,249	0.3%	$4,282
Barteca Restaurants, LLC	One stop	SF +	6.00%	(j)	11.51%				08/2028	335	331	—	335
Barteca Restaurants, LLC(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(1)	—	—
BJH Holdings III Corp.#~^	One stop	SF +	4.50%	(j)	10.05%				08/2025	20,943	20,848	1.4	20,734
BJH Holdings III Corp.	One stop	SF +	4.50%	(i)(j)	10.03%				08/2025	225	223	—	221
Davidson Hotel Company, LLC^	One stop	SF +	5.25%	(i)	10.71%				07/2025	1,349	1,344	0.1	1,349
Davidson Hotel Company, LLC	One stop	SF +	5.25%	(i)	10.71%				07/2025	330	329	—	330
Davidson Hotel Company, LLC	One stop	SF +	5.25%		N/A(6)				07/2025	—	—	—	—
EOS Fitness Opco Holdings, LLC#	One stop	SF +	5.25%	(j)	10.75%				01/2027	1,877	1,863	0.2	1,844
EOS Fitness Opco Holdings, LLC#	One stop	SF +	5.25%	(j)	10.75%				01/2027	360	357	—	354
EOS Fitness Opco Holdings, LLC	One stop	SF +	5.25%	(j)	10.75%				01/2027	197	195	—	193
EOS Fitness Opco Holdings, LLC#	One stop	SF +	5.75%	(j)	11.10%				01/2027	150	149	—	149
EOS Fitness Opco Holdings, LLC	One stop	SF +	5.75%	(j)	11.10%				01/2027	80	78	—	77
EOS Fitness Opco Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				01/2027	—	—	—	(1)
ESN Venture Holdings, LLC#^	One stop	SF +	6.50%	(j)	11.85%				10/2028	1,834	1,812	0.1	1,834
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(j)(k)	11.87%				10/2028	278	274	—	278
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(j)	11.86%				10/2028	32	31	—	32
ESN Venture Holdings, LLC(5)	One stop	SF +	6.50%		N/A(6)				10/2028	—	(8)	—	—
GFP Atlantic Holdco 2, LLC#	One stop	SF +	6.00%	(j)	11.62%				11/2027	931	913	0.1	912
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(20)	—	(41)
Harri US LLC+(22)	One stop	SF +	10.00%	(j)	11.54%	cash/	4.00%	PIK	08/2026	365	340	—	369
Harri US LLC(22)	One stop	SF +	10.00%	(j)	11.54%	cash/	4.00%	PIK	08/2026	247	246	—	250
Harri US LLC(22)	One stop	SF +	10.00%	(j)	11.54%	cash/	4.00%	PIK	08/2026	240	239	—	243
Harri US LLC	One stop	SF +	10.00%		N/A(6)				08/2026	—	—	—	—
Health Buyer, LLC#	Senior secured	SF +	5.25%	(j)	10.75%				04/2029	1,331	1,316	0.1	1,324
Health Buyer, LLC#	Senior secured	SF +	5.50%	(j)	10.85%				04/2029	612	598	—	612
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC(5)	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	(4)	—	—
SSRG Holdings, LLC~^	One stop	SF +	4.75%	(j)	10.25%				11/2025	6,857	6,835	0.5	6,857
SSRG Holdings, LLC#	One stop	SF +	5.50%	(j)	11.00%				11/2025	500	496	—	500
SSRG Holdings, LLC	One stop	SF +	4.75%	(j)	10.25%				11/2025	20	20	—	20
Tropical Smoothie Cafe Holdings, LLC#^	One stop	SF +	5.50%	(j)	11.03%				09/2026	9,143	9,084	0.6	9,052
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF +	5.75%	(j)	11.12%				09/2026	5,000	4,951	0.4	4,950
Tropical Smoothie Cafe Holdings, LLC~	One stop	SF +	5.50%	(i)(j)	11.02%				09/2026	4,813	4,775	0.3	4,765
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF +	5.50%	(j)	11.03%				09/2026	2,122	2,107	0.2	2,101
Tropical Smoothie Cafe Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)				09/2026	—	(1)	—	(1)
YE Brands Holding, LLC#	One stop	SF +	5.75%	(j)	11.20%				10/2027	12,828	12,710	0.9	12,828
YE Brands Holding, LLC	One stop	SF +	5.50%	(i)	10.96%				10/2027	26	26	—	26
										77,307	76,705	5.2	76,778

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Durables
Groundworks LLC#	One stop	SF +	6.50%	(j)	11.90%	03/2030	$3,857	$3,760	0.3%	$3,857
Groundworks LLC	One stop	SF +	6.50%	(i)(j)	11.86%	03/2030	93	83	—	93
Groundworks LLC(5)	One stop	SF +	6.50%		N/A(6)	03/2029	—	(1)	—	—
							3,950	3,842	0.3	3,950
Household Products
WU Holdco, Inc.~	One stop	SF +	5.50%	(j)	11.00%	03/2026	1,194	1,189	0.1	1,157
WU Holdco, Inc.#	One stop	SF +	5.50%	(j)	11.00%	03/2026	425	425	—	412
WU Holdco, Inc.	One stop	SF +	5.50%	(j)	11.00%	03/2026	110	110	—	107
WU Holdco, Inc.	One stop	SF +	5.50%	(j)	11.00%	03/2025	15	15	—	15
							1,744	1,739	0.1	1,691
Industrial Conglomerates
Arch Global CCT Holdings Corp.#	Senior secured	SF +	4.75%	(j)	10.24%	04/2026	893	892	0.1	875
Arch Global CCT Holdings Corp.#	Senior secured	SF +	4.75%	(j)	10.22%	04/2026	499	498	—	489
Arch Global CCT Holdings Corp.	Senior secured	SF +	4.75%	(j)	10.20%	04/2026	468	466	—	459
Arch Global CCT Holdings Corp.	Senior secured	SF +	4.75%		N/A(6)	04/2025	—	—	—	—
Dwyer Instruments, Inc.#	One stop	SF +	5.75%	(j)	11.20%	07/2027	1,999	1,971	0.1	1,959
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(i)(j)	11.20%	07/2027	507	499	—	497
Dwyer Instruments, Inc.#	One stop	SF +	5.75%	(k)	11.09%	07/2027	244	239	—	239
Dwyer Instruments, Inc.(5)	One stop	SF +	5.75%		N/A(6)	07/2027	—	(1)	—	(1)
Dwyer Instruments, Inc.(5)	One stop	SF +	5.75%		N/A(6)	07/2027	—	(3)	—	(3)
Essential Services Holdings Corporation#^	One stop	SF +	5.75%	(j)	11.29%	11/2026	21,906	21,787	1.5	21,468
Essential Services Holdings Corporation	One stop	SF +	5.75%	(j)	11.28%	11/2025	40	40	—	39
Excelitas Technologies Corp.#	One stop	SF +	5.75%	(j)	11.23%	08/2029	3,683	3,625	0.3	3,646
Excelitas Technologies Corp.#(8)(9)	One stop	E +	5.75%	(c)	9.75%	08/2029	629	579	0.1	623
Excelitas Technologies Corp.	One stop	SF +	5.75%	(j)	11.22%	08/2029	325	316	—	321
Excelitas Technologies Corp.	One stop	SF +	5.75%	(a)(j)	11.29%	08/2028	136	133	—	134
Specialty Measurement Bidco Limited#(8)(10)	One stop	SF +	6.00%	(h)	11.58%	11/2027	3,185	3,135	0.2	3,185
Specialty Measurement Bidco Limited#(8)(9)(10)	One stop	E +	6.00%	(c)	9.96%	11/2027	2,954	3,139	0.2	2,954
Specialty Measurement Bidco Limited#(8)(10)	One stop	SF +	6.50%	(h)	12.25%	11/2027	1,520	1,490	0.1	1,527
Specialty Measurement Bidco Limited(8)(9)(10)	One stop	E +	6.25%	(c)	10.22%	11/2027	1,503	1,476	0.1	1,506
Specialty Measurement Bidco Limited(8)(9)(10)	One stop	E +	6.00%	(c)	9.96%	11/2027	1,453	1,378	0.1	1,453
Specialty Measurement Bidco Limited#(8)(10)	One stop	SF +	6.25%	(h)	11.83%	11/2027	1,257	1,236	0.1	1,260
							43,201	42,895	2.9	42,630
Insurance
Accession Risk Management Group, Inc.~+	One stop	SF +	5.50%	(j)	11.03%	11/2029	12,055	11,901	0.8	11,875
Accession Risk Management Group, Inc.#^	One stop	SF +	5.50%	(j)	11.01%	11/2029	3,791	3,756	0.3	3,734
Accession Risk Management Group, Inc.~+	One stop	SF +	5.50%	(j)	11.02%	11/2029	3,095	2,995	0.2	3,049
Accession Risk Management Group, Inc.^	One stop	SF +	5.50%	(j)	11.02%	11/2029	2,874	2,845	0.2	2,832
Accession Risk Management Group, Inc.	One stop	SF +	6.00%	(j)	11.41%	11/2029	363	357	—	363
Accession Risk Management Group, Inc.	One stop	SF +	6.00%	(j)	11.35%	11/2029	162	118	—	162
Accession Risk Management Group, Inc.(5)	One stop	SF +	5.50%		N/A(6)	11/2029	—	(1)	—	(1)
Alera Group, Inc.#	One stop	SF +	6.00%	(i)	11.46%	10/2028	10,641	10,569	0.7	10,641
Alera Group, Inc.^	One stop	SF +	6.00%	(i)	11.46%	10/2028	3,442	3,421	0.2	3,442
Alera Group, Inc.^	One stop	SF +	6.00%	(i)	11.46%	10/2028	3,024	2,993	0.2	3,024
Alera Group, Inc.(5)	One stop	SF +	5.75%		N/A(6)	10/2028	—	(15)	—	(15)
AMBA Buyer, Inc.^	One stop	SF +	5.25%	(j)(k)	10.53%	07/2027	1,354	1,346	0.1	1,341
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)(k)	10.53%	07/2027	403	402	—	399
AMBA Buyer, Inc.#	One stop	SF +	5.25%	(j)(k)	10.53%	07/2027	338	336	—	334
AMBA Buyer, Inc.	One stop	SF +	5.25%	(j)	10.70%	07/2027	10	10	—	10
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
AMBA Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)				07/2027	$—	$(1)	—%	$(4)
Captive Resources Midco, LLC#(22)	One stop	SF +	5.25%	(i)	5.31%	cash/	5.80%	PIK	07/2029	5,028	4,953	0.3	5,028
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(3)	—	—
Disco Parent, Inc.#	One stop	SF +	7.50%	(j)	12.89%				03/2029	2,177	2,130	0.2	2,177
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC#	One stop	SF +	5.50%	(j)	10.87%				12/2030	1,513	1,498	0.1	1,498
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	(1)
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	(14)	—	(14)
Illumifin Corporation#(22)	One stop	SF +	7.00%	(j)	6.66%	cash/	6.00%	PIK	09/2027	1,303	1,288	0.1	1,108
Integrated Specialty Coverages, LLC#	One stop	SF +	6.00%	(i)(j)(k)	11.40%				07/2030	1,801	1,759	0.1	1,801
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(5)	—	—
Integrity Marketing Acquisition, LLC^	Senior secured	SF +	6.05%	(j)	11.54%				08/2026	1,363	1,350	0.1	1,353
Integrity Marketing Acquisition, LLC	One stop	SF +	6.02%	(j)	11.41%				08/2026	1,112	1,097	0.1	1,101
Integrity Marketing Acquisition, LLC	Senior secured	SF +	6.05%	(j)	11.54%				08/2026	901	895	0.1	894
Integrity Marketing Acquisition, LLC	Senior secured	SF +	6.05%	(j)	11.54%				08/2026	679	672	0.1	674
Integrity Marketing Acquisition, LLC	Senior secured	SF +	6.02%	(j)	11.51%				08/2026	679	675	0.1	674
Integrity Marketing Acquisition, LLC~	One stop	SF +	5.80%	(j)	11.29%				08/2026	351	348	—	347
Integrity Marketing Acquisition, LLC	Senior secured	SF +	5.80%	(j)	11.29%				08/2026	308	306	—	304
Integrity Marketing Acquisition, LLC	One stop	SF +	6.00%	(j)	11.39%				08/2026	202	189	—	173
Integrity Marketing Acquisition, LLC	One stop	SF +	5.80%	(j)	11.29%				08/2026	186	185	—	184
Integrity Marketing Acquisition, LLC	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
J.S. Held Holdings, LLC~+	One stop	SF +	5.50%	(j)	11.00%				07/2025	18,163	18,050	1.2	17,980
J.S. Held Holdings, LLC^	One stop	SF +	5.50%	(j)	11.00%				07/2025	3,982	3,953	0.3	3,942
J.S. Held Holdings, LLC#	One stop	SF +	5.50%	(j)	11.00%				07/2025	3,852	3,816	0.3	3,813
J.S. Held Holdings, LLC#	One stop	SF +	5.50%	(j)	11.00%				07/2025	3,489	3,473	0.2	3,454
J.S. Held Holdings, LLC	One stop	SF +	5.50%	(j)	11.00%				07/2025	801	775	0.1	788
J.S. Held Holdings, LLC	One stop	SF +	5.50%	(j)	11.00%				07/2025	72	71	—	70
Keystone Agency Partners LLC^	Senior secured	SF +	5.50%	(j)	11.00%				05/2027	2,717	2,686	0.2	2,663
Keystone Agency Partners LLC	Senior secured	SF +	5.50%	(j)	11.00%				05/2027	1,074	1,062	0.1	1,052
Keystone Agency Partners LLC#	Senior secured	SF +	5.50%	(j)	11.00%				05/2027	772	763	0.1	756
Keystone Agency Partners LLC#	Senior secured	SF +	5.50%	(i)	10.96%				05/2027	534	523	—	523
Keystone Agency Partners LLC(5)	Senior secured	SF +	5.50%		N/A(6)				05/2027	—	(24)	—	(25)
Majesco~+	One stop	SF +	7.25%	(j)	12.60%				09/2027	7,397	7,328	0.5	7,397
Majesco(5)	One stop	SF +	7.25%		N/A(6)				09/2026	—	(2)	—	—
Norvax, LLC#+(8)	Senior secured	SF +	7.50%	(j)	13.03%				09/2025	12,298	12,236	0.8	12,298
Norvax, LLC#(8)	Senior secured	SF +	7.50%	(j)	13.03%				09/2025	4,019	3,981	0.3	4,019
Oakbridge Insurance Agency LLC#	One stop	SF +	5.75%	(i)	11.09%				11/2029	1,986	1,967	0.1	1,966
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	—	—	(1)
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(9)	—	(10)
Paisley Bidco Limited(8)(9)(10)	One stop	E +	6.75%	(c)	10.70%				03/2028	773	735	0.1	765
Paisley Bidco Limited(8)(9)(10)	One stop	E +	6.75%	(c)	10.70%				03/2028	730	690	—	723
Paisley Bidco Limited(5)(8)(9)(10)	One stop	SN +	7.00%		N/A(6)				03/2028	—	(18)	—	(15)
Pareto Health Intermediate Holdings, Inc.^	One stop	SF +	6.50%	(k)	11.97%				05/2030	7,859	7,715	0.5	7,859
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.50%	(k)	11.97%				05/2030	2,620	2,572	0.2	2,620
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC#^	One stop	SF +	5.50%	(i)(j)	11.00%				10/2028	4,640	4,609	0.3	4,547
Patriot Growth Insurance Services, LLC	One stop	SF +	5.75%	(j)	11.25%				10/2028	954	947	0.1	944
Patriot Growth Insurance Services, LLC	One stop	SF +	5.75%	(j)	11.10%				10/2028	207	177	—	162
Patriot Growth Insurance Services, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2028	—	(2)	—	(2)
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
People Corporation#(8)(9)(12)	One stop	C +	6.25%	(f)	11.75%				02/2028	$5,451	$5,638	0.4%	$5,382
People Corporation(8)(9)(12)	One stop	C +	5.75%	(f)	11.25%				02/2028	4,592	4,535	0.3	4,465
People Corporation(8)(9)(12)	One stop	C +	6.25%	(f)	11.75%				02/2028	1,779	1,890	0.1	1,757
People Corporation(8)(9)(12)	One stop	C +	6.00%	(f)	11.50%				02/2028	209	191	—	152
People Corporation(8)(9)(12)	One stop	C +	6.25%	(f)	11.74%				02/2027	148	144	—	146
Sunstar Insurance Group, LLC	Senior secured	SF +	6.00%	(j)	11.50%				10/2026	370	369	—	370
Sunstar Insurance Group, LLC#	Senior secured	SF +	6.00%	(j)	11.50%				10/2026	307	305	—	307
Sunstar Insurance Group, LLC	Senior secured	SF +	6.00%	(j)	11.50%				10/2026	155	154	—	155
Sunstar Insurance Group, LLC	Senior secured	SF +	6.00%	(a)(i)	12.27%				10/2026	4	4	—	4
										151,109	149,656	10.2	149,513
Internet & Catalog Retail
Revalize, Inc.~+	One stop	SF +	5.75%	(i)	11.21%				04/2027	5,846	5,814	0.4	5,612
Revalize, Inc.+	One stop	SF +	5.75%	(i)	11.21%				04/2027	3,422	3,403	0.2	3,285
Revalize, Inc.#	One stop	SF +	5.75%	(i)	11.21%				04/2027	2,023	2,016	0.1	1,942
Revalize, Inc.+	One stop	SF +	5.75%	(i)	11.21%				04/2027	1,697	1,687	0.1	1,629
Revalize, Inc.+	One stop	SF +	5.75%	(i)	11.21%				04/2027	1,022	1,016	0.1	981
Revalize, Inc.#	One stop	SF +	5.75%	(i)	11.21%				04/2027	789	784	0.1	757
Revalize, Inc.	One stop	SF +	5.75%	(j)	11.25%				04/2027	191	185	—	183
Revalize, Inc.	One stop	SF +	5.75%	(j)	11.23%				04/2027	57	56	—	48
										15,047	14,961	1.0	14,437
IT Services
Acquia, Inc.+	One stop	SF +	7.00%	(k)	12.74%				10/2025	2,442	2,432	0.2	2,418
Acquia, Inc.	One stop	SF +	7.00%	(k)	12.60%				10/2025	27	27	—	27
Acquia, Inc.(5)	One stop	SF +	7.00%		N/A(6)				10/2025	—	—	—	(6)
CivicPlus, LLC+(22)	One stop	SF +	6.50%	(j)	9.54%	cash/	2.50%	PIK	08/2027	2,701	2,680	0.2	2,674
CivicPlus, LLC#(22)	One stop	SF +	6.50%	(j)	9.54%	cash/	2.50%	PIK	08/2027	1,603	1,592	0.1	1,587
CivicPlus, LLC#(22)	One stop	SF +	6.50%	(j)	9.54%	cash/	2.50%	PIK	08/2027	1,266	1,257	0.1	1,254
CivicPlus, LLC(22)	One stop	SF +	11.75%	(k)	17.00%	PIK			06/2034	254	249	—	249
CivicPlus, LLC	One stop	SF +	6.00%	(i)	11.46%				08/2027	27	27	—	26
Critical Start, Inc.#(22)	One stop	SF +	6.75%	(j)	8.54%	cash/	3.63%	PIK	05/2028	1,736	1,724	0.1	1,719
Critical Start, Inc.#(22)	One stop	SF +	6.75%	(j)	8.54%	cash/	3.63%	PIK	05/2028	807	794	0.1	799
Critical Start, Inc.	One stop	SF +	6.25%	(h)	11.57%				05/2028	27	26	—	26
Delinea Inc.+	One stop	SF +	5.75%	(j)	11.25%				03/2028	6,415	6,356	0.5	6,415
Delinea Inc.+	One stop	SF +	5.75%	(j)	11.25%				03/2028	3,764	3,735	0.3	3,764
Delinea Inc.(5)	One stop	SF +	5.75%		N/A(6)				03/2027	—	(2)	—	—
Goldcup 31018 AB#(8)(9)(17)(22)	One stop	E +	6.50%	(d)	10.43%	PIK			07/2029	4,438	4,012	0.3	4,393
Goldcup 31018 AB(8)(9)(17)(22)	One stop	E +	6.50%	(d)	10.43%	PIK			07/2029	414	391	—	407
Goldcup 31018 AB(5)(8)(9)(17)	One stop	E +	6.25%		N/A(6)				01/2029	—	(1)	—	(1)
Netwrix Corporation^	One stop	SF +	5.00%	(j)(k)	10.39%				06/2029	2,116	2,102	0.1	2,074
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	(4)
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(3)	—	(12)
Netwrix Corporation(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(26)	—	(26)
Optimizely North America, Inc.+	One stop	SF +	5.25%	(j)	10.75%				04/2026	4,839	4,805	0.3	4,791
Optimizely North America, Inc.(8)(9)	One stop	E +	5.50%	(c)	9.43%				04/2026	4,389	4,556	0.3	4,345
Optimizely North America, Inc.+	One stop	SF +	5.25%	(j)	10.75%				04/2026	2,649	2,637	0.2	2,623
Optimizely North America, Inc.#	One stop	SF +	5.25%	(j)	10.75%				04/2026	1,500	1,488	0.1	1,485
Optimizely North America, Inc.(5)	One stop	SF +	5.25%		N/A(6)				04/2026	—	(1)	—	(3)
PCS Intermediate II Holdings, LLC~	One stop	SF +	5.25%	(i)	10.71%				01/2026	4,758	4,741	0.3	4,758
PCS Intermediate II Holdings, LLC#	One stop	SF +	5.25%	(i)	10.71%				01/2026	696	693	—	696
PCS Intermediate II Holdings, LLC	One stop	SF +	5.25%		N/A(6)				01/2026	—	—	—	—
PDQ Intermediate, Inc.(22)	Subordinated debt	N/A			13.75%	PIK			10/2031	50	49	—	49
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Recordxtechnologies, LLC#~	One stop	SF +	6.50%	(j)	11.85%	12/2025	$18,294	$18,193	1.2%	$18,294
Recordxtechnologies, LLC	One stop	SF +	6.50%	(j)	11.85%	12/2025	1,669	1,661	0.1	1,669
Recordxtechnologies, LLC#	One stop	SF +	6.50%	(j)	11.85%	12/2025	861	853	0.1	861
Recordxtechnologies, LLC	One stop	SF +	6.50%	(j)	11.85%	12/2025	145	144	—	145
Red Dawn SEI Buyer, Inc.~^	Senior secured	SF +	4.25%	(j)	9.70%	11/2025	13,131	13,080	0.9	12,934
Red Dawn SEI Buyer, Inc.#(8)(9)	Senior secured	SN +	4.50%	(g)	9.69%	11/2025	8,711	9,340	0.6	8,623
Red Dawn SEI Buyer, Inc.#	Senior secured	SF +	4.50%	(j)	9.95%	11/2025	2,623	2,609	0.2	2,597
Red Dawn SEI Buyer, Inc.#	Senior secured	SF +	4.25%	(j)	9.70%	11/2025	2,335	2,328	0.2	2,300
Red Dawn SEI Buyer, Inc.#	Senior secured	SF +	4.50%	(j)	9.95%	11/2025	2,177	2,169	0.1	2,155
Red Dawn SEI Buyer, Inc.(5)	Senior secured	SF +	4.25%		N/A(6)	11/2025	—	(1)	—	(4)
Red Dawn SEI Buyer, Inc.(5)	Senior secured	SF +	4.50%		N/A(6)	11/2025	—	(3)	—	(5)
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(j)	16.13%	10/2026	567	559	—	567
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(j)	16.13%	10/2026	179	179	—	179
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(j)	16.13%	10/2026	64	63	—	64
Saturn Borrower Inc.#~	One stop	SF +	6.50%	(j)	12.00%	09/2026	7,902	7,793	0.5	7,665
Saturn Borrower Inc.	One stop	SF +	6.50%	(j)	12.00%	09/2026	103	102	—	100
Transform Bidco Limited(8)(10)	One stop	SF +	7.00%		N/A(6)	06/2030	—	—	—	—
Transform Bidco Limited#(8)(10)	One stop	SF +	7.00%		N/A(6)	12/2030	—	—	—	—
WPEngine, Inc.#	One stop	SF +	6.50%	(k)	11.92%	08/2029	1,916	1,880	0.1	1,916
WPEngine, Inc.(5)	One stop	SF +	6.50%		N/A(6)	08/2029	—	(1)	—	—
Zarya Holdco, Inc.#	One stop	SF +	6.50%	(j)	11.89%	07/2027	2,495	2,495	0.2	2,495
Zarya Holdco, Inc.	One stop	SF +	6.50%	(j)	11.87%	07/2027	40	40	—	40
							110,130	109,822	7.4	109,122
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
WBZ Investment LLC^(22)	One stop	SF +	6.50%	(j)	11.00%	cash/	1.00%	PIK	09/2024	$1,417	$1,416	0.1%	$1,403
WBZ Investment LLC^(22)	One stop	SF +	6.50%	(j)	11.00%	cash/	1.00%	PIK	09/2024	483	482	0.1	478
WBZ Investment LLC^(22)	One stop	SF +	6.50%	(j)	11.00%	cash/	1.00%	PIK	09/2024	335	335	—	332
WBZ Investment LLC^(22)	One stop	SF +	6.50%	(j)	11.00%	cash/	1.00%	PIK	09/2024	175	175	—	173
WBZ Investment LLC(5)	One stop	SF +	6.50%		N/A(6)				09/2024	—	—	—	(1)
										2,410	2,408	0.2	2,385
Life Sciences Tools & Services
Celerion Buyer, Inc.~	One stop	SF +	6.50%	(k)	11.93%				11/2029	8,505	8,329	0.6	8,505
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(28)	—	—
PAS Parent Inc.#~^	One stop	SF +	5.00%	(i)	10.47%				12/2028	21,203	20,948	1.4	20,673
PAS Parent Inc.	One stop	SF +	5.00%	(i)	10.47%				12/2028	1,167	1,113	0.1	1,137
PAS Parent Inc.(5)	One stop	SF +	5.00%		N/A(6)				12/2027	—	(9)	—	(4)
PAS Parent Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(29)	—	(30)
Reaction Biology Corporation#	One stop	SF +	5.25%	(j)	10.75%				03/2029	2,625	2,606	0.2	2,362
Reaction Biology Corporation#	One stop	SF +	5.25%	(j)	10.75%				03/2029	1,745	1,733	0.1	1,571
Reaction Biology Corporation#	One stop	SF +	5.25%	(j)	10.75%				03/2029	511	507	—	460
Reaction Biology Corporation	One stop	SF +	5.25%	(j)	10.75%				03/2029	105	104	—	90
Reaction Biology Corporation(5)	One stop	SF +	5.25%		N/A(6)				03/2029	—	(21)	—	—
Unchained Labs, LLC	Senior secured	SF +	5.50%	(i)	10.91%				08/2027	424	422	—	420
Unchained Labs, LLC#	Senior secured	SF +	5.50%	(i)	10.91%				08/2027	358	354	—	355
Unchained Labs, LLC	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	—	—	—
										36,643	36,028	2.4	35,539
Machinery
Blackbird Purchaser, Inc.#	One stop	SF +	5.50%	(j)	10.86%				12/2030	4,134	4,093	0.3	4,093
Blackbird Purchaser, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	(8)	—	(8)
Blackbird Purchaser, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2030	—	—	—	(1)
Chase Industries, Inc.(22)(23)	Senior secured	SF +	7.00%	(j)	11.00%	cash/	1.50%	PIK	05/2025	1,951	1,951	0.1	1,853
Chase Industries, Inc.(22)(23)	Senior secured	SF +	7.00%	(j)	11.00%	cash/	1.50%	PIK	05/2025	338	338	—	321
Chase Industries, Inc.(22)(23)	Senior secured	SF +	7.00%	(j)	11.00%	cash/	1.50%	PIK	05/2025	71	71	—	62
										6,494	6,445	0.4	6,320
Marine
Project Nike Purchaser, LLC#	One stop	SF +	6.00%	(j)	11.35%				04/2029	14,603	14,493	1.0	14,165
Project Nike Purchaser, LLC#	One stop	SF +	6.00%	(j)	11.35%				04/2029	323	320	—	314
Project Nike Purchaser, LLC	One stop	SF +	6.00%	(j)	11.35%				04/2029	75	73	—	68
										15,001	14,886	1.0	14,547
Media
Triple Lift, Inc.#	One stop	SF +	5.75%	(j)	11.27%				05/2028	2,081	2,055	0.2	1,998
Triple Lift, Inc.#	One stop	SF +	5.75%	(j)	11.27%				05/2028	450	444	—	432
Triple Lift, Inc.	One stop	SF +	5.75%	(j)	11.31%				05/2028	27	26	—	25
										2,558	2,525	0.2	2,455
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.(8)(12)	One stop	SF +	6.75%	(j)	12.24%				05/2025	$5,494	$5,467	0.4%	$5,494
3ES Innovation, Inc.(8)(12)	One stop	SF +	6.75%	(i)	12.21%				05/2025	60	60	—	60
Envernus, Inc.#	One stop	SF +	5.50%	(i)	10.86%				12/2029	4,714	4,644	0.3	4,644
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	(1)
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(2)	—	(2)
Project Power Buyer, LLC#~	One stop	SF +	7.00%	(j)	12.35%				05/2026	13,622	13,393	0.9	13,622
Project Power Buyer, LLC(5)	One stop	SF +	7.00%		N/A(6)				05/2025	—	(1)	—	—
										23,890	23,560	1.6	23,817
Paper & Forest Products
Messenger, LLC#~	One stop	SF +	5.75%	(j)	11.25%				12/2027	4,783	4,750	0.3	4,639
Messenger, LLC~	One stop	SF +	5.75%	(j)	11.28%				12/2027	1,455	1,446	0.1	1,412
Messenger, LLC#	One stop	SF +	5.75%	(j)	11.25%				12/2027	730	725	0.1	708
Messenger, LLC	One stop	P +	4.75%	(a)	13.25%				12/2027	8	8	—	6
										6,976	6,929	0.5	6,765
Pharmaceuticals
ACP Ulysses Buyer, Inc.~^	One stop	SF +	6.00%	(j)	11.50%				02/2029	8,681	8,509	0.6	8,508
ACP Ulysses Buyer, Inc.#	One stop	SF +	6.00%	(j)	11.50%				02/2029	375	365	—	368
Amalthea Parent, Inc.#~^+(8)	One stop	SF +	5.00%	(j)(k)	10.82%				03/2027	29,779	29,515	1.8	26,802
Amalthea Parent, Inc.(5)(8)	One stop	SF +	5.00%		N/A(6)				03/2027	—	(2)	—	(27)
Caerus Midco 3 S.A.R.L.#(8)(13)	One stop	SF +	5.50%	(j)	10.85%				05/2029	12,672	12,477	0.8	12,292
Caerus Midco 3 S.A.R.L.#(8)(13)	One stop	SF +	5.75%	(j)	11.10%				05/2029	2,105	2,071	0.1	2,063
Caerus Midco 3 S.A.R.L.(8)(13)	One stop	SF +	5.75%	(k)	11.21%				05/2029	855	834	0.1	817
Caerus Midco 3 S.A.R.L.(8)(13)	One stop	SF +	5.75%	(i)	11.11%				05/2029	210	206	—	204
Caerus Midco 3 S.A.R.L.(8)(13)	One stop	SF +	5.75%	(k)	11.21%				05/2029	136	132	—	130
Cobalt Buyer Sub, Inc.^	One stop	SF +	6.00%	(i)	11.47%				10/2028	4,458	4,396	0.3	4,368
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(i)	11.47%				10/2028	1,494	1,473	0.1	1,465
Cobalt Buyer Sub, Inc.#	One stop	SF +	6.00%	(i)	11.47%				10/2028	1,136	1,100	0.1	1,113
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(i)	11.47%				10/2027	38	37	—	37
Spark Bidco Limited#(8)(9)(10)	Senior secured	SN +	4.75%	(g)	9.94%				08/2028	10,737	11,489	0.7	10,147
Spark Bidco Limited#(8)(9)(10)	Senior secured	SN +	6.00%	(g)	11.19%				08/2028	1,826	1,719	0.1	1,808
Spark Bidco Limited(8)(10)	Senior secured	SF +	6.00%	(j)	11.35%				08/2028	1,378	1,355	0.1	1,364
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	4.75%	(g)	9.94%				08/2028	1,301	1,157	0.1	1,230
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	4.75%	(g)	9.94%				08/2028	1,139	1,078	0.1	1,076
Spark Bidco Limited(5)(8)(9)(10)	Senior secured	SN +	4.75%		N/A(6)				02/2028	—	(2)	—	(5)
										78,320	77,909	5.0	73,760
Professional Services
ALKU Intermediate Holdings, LLC#	One stop	SF +	6.25%	(i)	11.61%				05/2029	2,416	2,383	0.2	2,416
bswift, LLC#	One stop	SF +	6.38%	(j)	11.78%				11/2028	2,654	2,586	0.2	2,654
Citrin Cooperman Advisors LLC	One stop	SF +	5.75%	(j)(k)	11.26%				10/2027	2,773	2,752	0.2	2,766
Citrin Cooperman Advisors LLC^	One stop	SF +	6.25%	(k)	11.82%				10/2027	1,202	1,173	0.1	1,202
Citrin Cooperman Advisors LLC	One stop	SF +	6.25%	(k)	11.78%				10/2027	273	267	—	273
Citrin Cooperman Advisors LLC#	One stop	SF +	5.25%	(i)	10.68%				10/2027	192	189	—	189
Citrin Cooperman Advisors LLC(5)	One stop	SF +	5.25%		N/A(6)				10/2027	—	(13)	—	(13)
DISA Holdings Corp.#	Senior secured	SF +	5.50%	(i)	10.84%				09/2028	1,814	1,785	0.1	1,814
DISA Holdings Corp.	Senior secured	SF +	5.50%	(i)	10.84%				09/2028	130	128	—	130
DISA Holdings Corp.	One stop	SF +	5.50%	(i)	10.84%				09/2028	106	103	—	106
DISA Holdings Corp.(22)	Subordinated debt	SF +	10.00%	(i)	13.36%	cash/	2.00%	PIK	03/2029	51	50	—	51
DISA Holdings Corp.	Senior secured	SF +	5.50%	(i)	10.85%				09/2028	9	9	—	9
Eliassen Group, LLC#	One stop	SF +	5.50%	(j)	10.85%				04/2028	738	733	0.1	731
Eliassen Group, LLC	One stop	SF +	5.50%	(j)	10.87%				04/2028	137	136	—	133
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Filevine, Inc.#(22)	One stop	SF +	6.50%	(j)(k)	9.71%	cash/	2.50%	PIK	04/2027	$2,651	$2,622	0.2%	$2,678
Filevine, Inc.	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC^	One stop	SF +	6.00%	(j)	11.48%				09/2028	2,741	2,701	0.2	2,741
IG Investments Holdings, LLC^	One stop	SF +	6.00%	(j)	11.48%				09/2028	236	236	—	236
IG Investments Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)				09/2027	—	(1)	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.#~^+	One stop	SF +	5.25%	(j)	10.78%				11/2028	26,788	26,651	1.8	25,716
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%	(i)(j)	10.77%				11/2028	151	149	—	141
Net Health Acquisition Corp.#	One stop	SF +	5.75%	(i)	11.21%				12/2025	1,432	1,426	0.1	1,418
Net Health Acquisition Corp.~	One stop	SF +	5.75%	(i)	11.21%				12/2025	838	833	0.1	830
Net Health Acquisition Corp.~	One stop	SF +	5.75%	(i)	11.21%				12/2025	721	717	—	713
Net Health Acquisition Corp.~	One stop	SF +	5.75%	(i)	11.21%				12/2025	453	450	—	448
Net Health Acquisition Corp.~	One stop	SF +	5.75%	(i)	11.21%				12/2025	107	107	—	106
Net Health Acquisition Corp.	One stop	SF +	5.75%	(i)	11.21%				12/2025	103	103	—	101
PlanSource Holdings, Inc.+	One stop	SF +	6.25%	(k)	11.90%				04/2025	2,818	2,809	0.2	2,818
PlanSource Holdings, Inc.	One stop	SF +	6.25%	(k)	11.90%				04/2025	556	555	—	556
PlanSource Holdings, Inc.#	One stop	SF +	6.25%	(k)	11.90%				04/2025	484	482	—	484
PlanSource Holdings, Inc.	One stop	SF +	6.25%		N/A(6)				04/2025	—	—	—	—
Procure Acquireco, Inc.~^	One stop	SF +	5.00%	(j)	10.54%				12/2028	7,704	7,649	0.5	7,704
Procure Acquireco, Inc.	One stop	SF +	5.00%	(j)	10.50%				12/2028	1,082	1,074	0.1	1,082
Procure Acquireco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				12/2028	—	(1)	—	—
										61,360	60,843	4.1	60,233

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
Inhabit IQ Inc.#^	One stop	SF +	5.50%	(i)	10.96%	07/2025	$16,393	$16,327	1.1%	$16,393
Inhabit IQ Inc.+	One stop	SF +	5.50%	(i)	10.96%	07/2025	9,320	9,282	0.6	9,320
Inhabit IQ Inc.~	One stop	SF +	5.50%	(i)	10.96%	07/2025	2,686	2,683	0.2	2,686
Inhabit IQ Inc.~	One stop	SF +	5.50%	(i)	10.96%	07/2025	2,511	2,507	0.2	2,511
Inhabit IQ Inc.~	One stop	SF +	5.50%	(i)	10.96%	07/2025	1,085	1,084	0.1	1,085
Inhabit IQ Inc.#	One stop	SF +	5.50%	(i)	10.96%	07/2025	885	883	0.1	885
Inhabit IQ Inc.#	One stop	SF +	5.50%	(i)	10.96%	07/2025	685	682	0.1	685
Inhabit IQ Inc.#	One stop	SF +	5.50%	(i)	10.96%	07/2025	382	381	—	382
Inhabit IQ Inc.#	One stop	SF +	5.50%	(i)	10.96%	07/2025	324	324	—	324
Inhabit IQ Inc.#	One stop	SF +	5.50%	(i)	10.96%	07/2025	323	322	—	323
Inhabit IQ Inc.#	One stop	SF +	5.50%	(i)	10.96%	07/2025	255	254	—	255
Inhabit IQ Inc.#	One stop	SF +	5.50%	(i)	10.96%	07/2025	134	134	—	134
Inhabit IQ Inc.	One stop	SF +	5.50%	(i)	10.96%	07/2025	65	65	—	65
MRI Software LLC~+	One stop	SF +	5.50%	(j)	10.95%	02/2026	14,966	14,901	1.0	14,668
MRI Software LLC~^+	One stop	SF +	5.50%	(j)	10.95%	02/2026	7,921	7,875	0.5	7,763
MRI Software LLC(5)	One stop	SF +	5.50%		N/A(6)	02/2026	—	(1)	—	(6)
MRI Software LLC(5)	One stop	SF +	5.75%		N/A(6)	02/2026	—	(2)	—	(10)
RPL Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(g)	10.44%	08/2028	7,998	8,627	0.5	7,938
RPL Bidco Limited#(8)(9)(10)	One stop	SN +	6.00%	(g)	11.19%	08/2028	5,237	5,141	0.4	5,198
RPL Bidco Limited#(8)(9)(10)	One stop	A +	6.75%	(e)	11.12%	08/2028	3,617	3,517	0.2	3,590
RPL Bidco Limited#(8)(9)(10)	One stop	A +	5.25%	(e)	9.67%	08/2028	878	940	0.1	871
RPL Bidco Limited(8)(9)(10)	One stop	SN +	5.50%		N/A(6)	02/2028	—	—	—	—
							75,665	75,926	5.1	75,060
Road & Rail
Channelside Acquisitona Co, Inc.#	One stop	SF +	6.38%	(i)	11.83%	07/2028	1,651	1,631	0.1	1,651
Channelside Acquisitona Co, Inc.#	One stop	SF +	6.75%	(i)	12.11%	07/2028	1,579	1,541	0.1	1,615
Channelside Acquisitona Co, Inc.(5)	One stop	SF +	6.75%		N/A(6)	07/2026	—	(1)	—	—
Channelside Acquisitona Co, Inc.(5)	One stop	SF +	6.75%		N/A(6)	07/2028	—	(1)	—	—
Channelside Acquisitona Co, Inc.(5)	One stop	SF +	5.50%		N/A(6)	07/2028	—	(1)	—	—
Internet Truckstop Group LLC~	One stop	SF +	5.00%	(j)	10.50%	04/2025	7,514	7,431	0.5	7,514
Internet Truckstop Group LLC^	One stop	SF +	5.00%	(j)	10.50%	04/2025	3,305	3,288	0.3	3,305
Internet Truckstop Group LLC(5)	One stop	SF +	5.00%		N/A(6)	04/2025	—	(1)	—	—
							14,049	13,887	1.0	14,085

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.#+	One stop	SF +	6.50%	(j)	11.85%				06/2029	$14,840	$14,724	1.0%	$14,840
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1)	—	—
Appfire Technologies, LLC~+	One stop	SF +	5.50%	(i)(j)	11.02%				03/2027	15,817	15,692	1.1	15,501
Appfire Technologies, LLC	One stop	P +	4.50%	(a)	13.00%				03/2027	53	51	—	48
Appfire Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)				03/2027	—	(14)	—	(32)
Aras Corporation+(22)	One stop	SF +	6.75%	(j)	9.04%	cash/	3.25%	PIK	04/2027	5,809	5,779	0.4	5,751
Aras Corporation	One stop	SF +	6.50%	(a)(j)	12.34%				04/2027	79	79	—	78
Armstrong Bidco Limited#(8)(9)(10)	One stop	SN +	5.25%	(g)	10.44%				06/2029	1,889	1,773	0.1	1,813
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(g)	10.44%				06/2029	985	899	0.1	946
Arrow Buyer, Inc.#	One stop	SF +	6.50%	(j)	11.85%				06/2030	8,934	8,726	0.6	8,934
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2030	—	(24)	—	—
Auvik Networks Inc.+(8)(12)(22)	One stop	SF +	5.75%	(j)	8.53%	cash/	2.75%	PIK	07/2027	3,133	3,116	0.2	3,086
Auvik Networks Inc.#(8)(12)(22)	One stop	SF +	6.25%	(j)	8.53%	cash/	3.25%	PIK	07/2027	569	565	—	569
Auvik Networks Inc.(5)(8)(12)	One stop	SF +	3.00%		N/A(6)				07/2027	—	—	—	(1)
Avetta, LLC#	One stop	SF +	5.75%	(j)	11.15%				10/2030	450	440	—	440
Avetta, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2029	—	(1)	—	(1)
Axiom Merger Sub Inc.#	One stop	SF +	5.25%	(j)	10.79%				04/2026	1,115	1,107	0.1	1,115
Axiom Merger Sub Inc.#	One stop	SF +	5.25%	(j)	10.79%				04/2026	959	955	0.1	959
Axiom Merger Sub Inc.(8)(9)	One stop	E +	5.50%	(c)(d)	9.60%				04/2026	455	461	—	455
Axiom Merger Sub Inc.	One stop	SF +	5.25%	(k)	10.88%				04/2026	138	137	—	138
Axiom Merger Sub Inc.	One stop	SF +	5.25%		N/A(6)				10/2025	—	—	—	—
Azul Systems, Inc.~	Senior secured	SF +	4.50%	(j)	10.00%				04/2027	9,492	9,447	0.7	9,492
Azul Systems, Inc.	Senior secured	SF +	4.50%		N/A(6)				04/2026	—	—	—	—
Bayshore Intermediate #2, L.P.+(22)	One stop	SF +	7.50%	(i)	12.96%				10/2028	32,390	32,001	2.2	32,390
Bayshore Intermediate #2, L.P.	One stop	SF +	6.50%	(j)	12.01%				10/2027	33	31	—	33
Bloomerang, LLC#	One stop	SF +	6.00%	(k)	11.19%				12/2029	3,808	3,770	0.3	3,770
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	—	—	(1)
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(11)	—	(11)
Bonterra LLC#+	One stop	SF +	7.25%	(j)	12.60%				09/2027	27,466	27,221	1.8	26,643
Bonterra LLC(22)	One stop	SF +	8.00%	(j)	13.35%				09/2027	517	510	—	502
Bonterra LLC	One stop	SF +	7.25%	(j)	12.60%				09/2027	60	58	—	54
Bottomline Technologies, Inc.#	One stop	SF +	5.25%	(i)	10.61%				05/2029	13,565	13,358	0.9	13,023
Bottomline Technologies, Inc.#	One stop	SF +	5.75%	(i)	11.11%				05/2029	500	490	—	490
Bottomline Technologies, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(3)	—	(9)
Bullhorn, Inc.~^	One stop	SF +	5.50%	(i)	10.96%				09/2026	13,102	12,995	0.9	13,102
Bullhorn, Inc.#~	One stop	SF +	5.50%	(i)	10.96%				09/2026	3,198	3,183	0.2	3,198
Bullhorn, Inc.(8)(9)	One stop	SN +	5.75%	(g)	10.94%				09/2026	2,419	2,322	0.2	2,419
Bullhorn, Inc.^	One stop	SF +	5.50%	(i)	10.96%				09/2026	1,437	1,426	0.1	1,437
Bullhorn, Inc.#(8)(9)	One stop	E +	5.50%	(b)	9.34%				09/2026	948	932	0.1	948
Bullhorn, Inc.#	One stop	SF +	5.50%	(i)	10.96%				09/2026	644	639	0.1	644
Bullhorn, Inc.#	One stop	SF +	5.50%	(i)	10.96%				09/2026	513	509	—	513
Bullhorn, Inc.(5)	One stop	SF +	5.50%		N/A(6)				09/2026	—	(2)	—	—
Burning Glass Intermediate Holdings Company, Inc.~	One stop	SF +	5.00%	(i)	10.46%				06/2028	3,758	3,709	0.3	3,758
Burning Glass Intermediate Holdings Company, Inc.	One stop	SF +	5.00%	(i)	10.46%				06/2026	21	20	—	21
Bynder BidCo, Inc.& Bynder BidCo B.V.#(8)(14)	One stop	SF +	7.25%	(j)	12.63%				01/2029	2,895	2,821	0.2	2,895
Bynder BidCo, Inc.& Bynder BidCo B.V.#(8)(14)	One stop	SF +	7.25%	(j)	12.63%				01/2029	766	746	0.1	766
Bynder BidCo, Inc.& Bynder BidCo B.V.(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	—
Calabrio, Inc.#+	One stop	SF +	7.13%	(i)	12.48%				04/2027	21,174	21,000	1.5	21,174
Calabrio, Inc.	One stop	SF +	7.13%	(i)	12.48%				04/2027	135	132	—	135
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Calabrio, Inc.#	One stop	SF +	7.13%		N/A(6)				04/2027	$—	$—	—%	$—
Camelia Bidco Limited#(8)(9)(10)	One stop	SN +	6.25%	(g)	11.44%				08/2030	1,891	1,855	0.1	1,862
Camelia Bidco Limited(8)(9)(10)	One stop	A +	6.25%	(e)	10.57%				08/2030	125	117	—	123
Camelia Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.25%		N/A(6)				08/2030	—	(11)	—	(12)
Community Brands Parentco LLC#	One stop	SF +	5.50%	(i)	10.96%				02/2028	2,536	2,501	0.2	2,485
Community Brands Parentco LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	(1)
Community Brands Parentco LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(2)	—	(7)
Coupa Holdings, LLC#	One stop	SF +	7.50%	(i)	12.86%				02/2030	9,134	8,934	0.6	9,043
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	(1)
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(9)	—	(8)
Crewline Buyer, Inc.#	One stop	SF +	6.75%	(j)	12.10%				11/2030	4,950	4,877	0.3	4,888
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(1)	—	(1)
Daxko Acquisition Corporation~+	One stop	SF +	5.50%	(i)	10.96%				10/2028	12,401	12,316	0.8	12,029
Daxko Acquisition Corporation^	One stop	SF +	5.50%	(i)	10.96%				10/2028	1,046	1,035	0.1	1,014
Daxko Acquisition Corporation	One stop	SF +	5.50%	(i)	10.96%				10/2028	62	59	—	47
Daxko Acquisition Corporation	One stop	P +	4.50%	(a)	13.00%				10/2027	12	11	—	7
Denali Bidco Limited#(8)(9)(10)	One stop	SN +	6.00%	(g)	11.19%				08/2030	4,442	4,307	0.3	4,398
Denali Bidco Limited#(8)(9)(10)	One stop	E +	6.00%	(b)	9.84%				08/2030	1,116	1,074	0.1	1,105
Denali Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				08/2030	—	(18)	—	(15)
Diligent Corporation~^+	One stop	SF +	6.25%	(j)	11.78%				08/2025	27,140	27,045	1.8	27,140
Diligent Corporation+	One stop	SF +	5.75%	(j)	11.28%				08/2025	2,305	2,297	0.2	2,288
Diligent Corporation#	One stop	SF +	6.25%	(j)	11.78%				08/2025	673	667	—	673
Diligent Corporation	One stop	SF +	6.25%	(i)(j)	11.76%				08/2025	471	470	—	471
Diligent Corporation#	One stop	SF +	6.25%	(j)	11.78%				08/2025	424	408	—	424
Dragon UK Bidco Limited#(8)(9)(10)	One stop	SN +	5.75%	(g)	10.94%				02/2029	7,179	7,353	0.5	6,963
Dragon UK Bidco Limited(8)(9)(10)	One stop	C +	5.75%	(f)	11.19%				02/2029	4,297	4,371	0.3	4,168
Dragon UK Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.75%		N/A(6)				02/2029	—	—	—	(51)
Evergreen IX Borrower 2023, LLC#	One stop	SF +	6.00%	(j)	11.35%				09/2030	450	439	—	439
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(1)	—	(1)
FirstUp, Inc.+(22)	One stop	SF +	7.50%	(j)	8.60%	cash/	4.25%	PIK	07/2027	3,469	3,443	0.3	3,469
FirstUp, Inc.#(22)	One stop	SF +	7.50%	(j)	8.60%	cash/	4.25%	PIK	07/2027	336	331	—	336
FirstUp, Inc.(5)	One stop	SF +	7.50%		N/A(6)				07/2027	—	(1)	—	—
Gainsight, Inc.+(22)	One stop	SF +	6.75%	(j)	12.28%	PIK			07/2027	4,950	4,908	0.3	4,901
Gainsight, Inc.(22)	One stop	SF +	6.75%	(j)	12.28%	PIK			07/2027	58	57	—	57
GS Acquisitionco, Inc.#~^+	One stop	SF +	5.50%	(j)	11.00%				05/2026	39,492	39,477	2.7	39,492
GS Acquisitionco, Inc.	One stop	SF +	5.50%		N/A(6)				05/2026	—	—	—	—
GTY Technology Holdings, Inc.#(22)	One stop	SF +	6.88%	(j)	7.92%	cash/	4.30%	PIK	07/2029	1,662	1,638	0.1	1,629
GTY Technology Holdings, Inc.#(22)	One stop	SF +	6.88%	(j)	7.95%	cash/	4.30%	PIK	07/2029	1,086	1,067	0.1	1,064
GTY Technology Holdings, Inc.(22)	One stop	SF +	6.88%	(j)	7.92%	cash/	4.30%	PIK	07/2029	199	197	—	195
GTY Technology Holdings, Inc.	One stop	P +	5.25%	(a)	13.75%				07/2029	11	9	—	9
GTY Technology Holdings, Inc.(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(9)	—	(9)
Hyland Software, Inc.#	One stop	SF +	6.00%	(i)	11.36%				09/2030	42,650	42,036	2.9	42,010
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
ICIMS, Inc.#(22)	One stop	SF +	7.25%	(j)	8.74%	cash/	3.88%	PIK	08/2028	3,978	3,928	0.3	3,899
ICIMS, Inc.	One stop	SF +	6.75%	(j)	12.10%				08/2028	27	25	—	24
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(16)
IQN Holding Corp. ^	One stop	SF +	5.25%	(j)	10.64%				05/2029	8,486	8,410	0.6	8,315
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(1)	—	(2)
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(11)	—	(37)
Island Bidco AB#(8)(9)(17)(22)	One stop	E +	7.25%	(d)	3.89%	cash/	7.25%	PIK	07/2028	3,442	3,236	0.3	3,442
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Island Bidco AB#(8)(17)(22)	One stop	SF +	7.00%	(k)	8.68%	cash/	3.50%	PIK	07/2028	$1,589	$1,577	0.1%	$1,589
Island Bidco AB(8)(17)	One stop	SF +	6.50%	(k)	11.83%				07/2028	30	30	—	30
Island Bidco AB(5)(8)(9)(17)	One stop	E +	6.50%		N/A(6)				07/2028	—	(1)	—	—
Juvare, LLC~	One stop	SF +	5.75%	(j)	11.29%				10/2026	3,012	2,994	0.2	2,951
Juvare, LLC^	One stop	SF +	5.75%	(j)	11.29%				10/2026	695	691	—	681
Juvare, LLC	One stop	SF +	5.75%	(j)	11.29%				10/2026	221	218	—	217
Juvare, LLC	One stop	SF +	5.75%	(a)(j)	11.48%				04/2026	50	50	—	49
Kaseya Inc.#+(22)	One stop	SF +	6.00%	(j)	8.88%	cash/	2.50%	PIK	06/2029	14,013	13,849	1.0	13,872
Kaseya Inc.(22)	One stop	SF +	5.50%	(i)	10.86%				06/2029	68	65	—	65
Kaseya Inc.(22)	One stop	SF +	6.00%	(j)	8.88%	cash/	2.50%	PIK	06/2029	52	45	—	43
LeadsOnline, LLC#	One stop	SF +	6.00%	(j)	11.49%				02/2028	8,951	8,744	0.6	8,951
LeadsOnline, LLC#	One stop	SF +	6.00%	(j)	11.49%				02/2028	1,579	1,543	0.1	1,579
LeadsOnline, LLC	One stop	SF +	6.00%	(i)	11.46%				02/2028	8	7	—	8
Mindbody, Inc.+	One stop	SF +	7.00%	(j)	12.53%				02/2025	12,066	12,044	0.8	12,066
Mindbody, Inc.+	One stop	SF +	7.00%	(j)	12.53%				02/2025	955	950	0.1	955
Mindbody, Inc.	One stop	SF +	7.00%		N/A(6)				02/2025	—	—	—	—
Ministry Brands Holdings LLC#	One stop	SF +	5.50%	(i)	10.96%				12/2028	9,604	9,536	0.6	9,220
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(i)	10.96%				12/2028	2,759	2,696	0.2	2,404
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(a)(i)	11.28%				12/2027	96	95	—	90
Navex TopCo, Inc.#	One stop	SF +	5.75%	(i)	11.11%				11/2030	4,950	4,853	0.3	4,851
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(1)	—	(1)
Naviga Inc.	Senior secured	SF +	7.00%	(j)	12.45%				02/2024	53	53	—	53
Neo Bidco GMBH#(8)(9)(13)	One stop	E +	6.00%	(d)	9.95%				07/2028	2,816	2,983	0.2	2,816
Neo Bidco GMBH#(8)(9)(13)	One stop	E +	6.25%	(c)	10.08%				07/2028	263	258	—	264
Neo Bidco GMBH(8)(9)(13)	One stop	E +	6.00%	(d)	9.92%				01/2028	22	22	—	22
Neo Bidco GMBH(8)(13)	One stop	SF +	6.00%		N/A(6)				01/2028	—	—	—	—
Panzura, LLC(22)	One stop	N/A			2.00%	cash/	15.00%	PIK	08/2027	52	47	—	47
PDI TA Holdings, Inc.~+	One stop	SF +	4.50%	(j)	10.07%				10/2024	3,289	3,282	0.2	3,289
PDI TA Holdings, Inc.#	Second lien	SF +	8.50%	(j)	14.02%				10/2025	1,356	1,349	0.1	1,356
PDI TA Holdings, Inc.#	Second lien	SF +	8.50%	(j)	14.02%				10/2025	1,335	1,313	0.1	1,335
PDI TA Holdings, Inc.#	One stop	SF +	4.50%	(j)	10.07%				10/2024	748	745	0.1	748
PDI TA Holdings, Inc.(8)(9)	One stop	SN +	4.50%	(g)	9.81%				10/2024	442	471	—	442
PDI TA Holdings, Inc.	One stop	SF +	4.50%	(j)	10.07%				10/2024	438	437	—	438
PDI TA Holdings, Inc.#	Second lien	SF +	8.71%	(j)	14.23%				10/2025	274	273	—	274
PDI TA Holdings, Inc.+	One stop	SF +	4.50%	(j)	10.07%				10/2024	270	269	—	270
PDI TA Holdings, Inc.	Second lien	SF +	8.53%	(j)	14.05%				10/2025	149	149	—	149
Personify, Inc.~	One stop	SF +	5.25%	(j)	10.60%				09/2024	2,933	2,929	0.2	2,933
Personify, Inc.^	One stop	SF +	5.25%	(j)	10.60%				09/2024	1,834	1,830	0.1	1,834
Personify, Inc.	One stop	SF +	5.25%		N/A(6)				09/2024	—	—	—	—
PING Identity Holding Corp.#	One stop	SF +	7.00%	(i)	12.36%				10/2029	5,192	5,127	0.4	5,192
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
Pluralsight, LLC+	One stop	SF +	8.00%	(j)	13.56%				04/2027	9,346	9,286	0.6	9,253
Pluralsight, LLC	One stop	SF +	8.00%	(i)(j)	13.52%				04/2027	78	77	—	77
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(i)	12.11%				09/2028	1,793	1,781	0.1	1,793
ProcessUnity Holdings, LLC#	One stop	SF +	6.75%	(j)	12.10%				09/2028	868	856	0.1	868
ProcessUnity Holdings, LLC	One stop	SF +	6.75%	(j)	12.10%				09/2028	359	356	—	359
ProcessUnity Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				09/2028	—	(1)	—	—
Pyramid Healthcare Acquisition Corp.^	One stop	SF +	4.75%	(j)	10.28%				05/2027	7,154	7,114	0.5	7,154
Pyramid Healthcare Acquisition Corp.	One stop	SF +	4.75%	(j)	10.28%				05/2027	740	731	0.1	740
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(j)	10.29%				05/2027	618	615	0.1	618
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(j)	10.29%				05/2027	340	338	—	340
Pyramid Healthcare Acquisition Corp.	One stop	SF +	4.75%	(j)	10.28%				05/2027	311	309	—	311
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(j)	10.28%				05/2027	$210	$209	—%	$210
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(j)	10.28%				05/2027	70	69	—	70
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(j)	10.28%				05/2027	61	61	—	61
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(j)	10.28%				05/2027	58	57	—	58
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(j)	10.29%				05/2027	58	57	—	58
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(j)	10.28%				05/2027	23	23	—	23
Pyramid Healthcare Acquisition Corp.(5)	One stop	SF +	4.75%		N/A(6)				05/2027	—	(1)	—	—
QAD, Inc.#	One stop	SF +	5.38%	(i)	10.73%				11/2027	34,226	34,007	2.3	34,226
QAD, Inc.(5)	One stop	SF +	5.38%		N/A(6)				11/2027	—	(3)	—	—
Quant Buyer, Inc.#	One stop	SF +	6.00%	(k)	11.39%				06/2029	1,474	1,463	0.1	1,429
Quant Buyer, Inc.#	One stop	SF +	6.00%	(k)	11.39%				06/2029	1,241	1,232	0.1	1,204
Quant Buyer, Inc.~	One stop	SF +	6.00%	(k)	11.39%				06/2029	1,036	1,028	0.1	1,005
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(5)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(38)	—	—
Rainforest Bidco Limited(8)(9)(10)(22)	One stop	SN +	5.43%	(g)	8.68%	cash/	1.93%	PIK	07/2029	11,689	10,701	0.8	11,279
Rainforest Bidco Limited(8)(10)(22)	One stop	SF +	5.43%	(h)	8.82%	cash/	1.93%	PIK	07/2029	2,169	2,146	0.1	2,093
Rainforest Bidco Limited(8)(9)(10)(22)	One stop	SN +	5.43%	(g)	8.68%	cash/	1.93%	PIK	07/2029	859	788	0.1	829
Rainforest Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.50%		N/A(6)				07/2029	—	(6)	—	—
RegEd Aquireco, LLC#	Senior secured	SF +	4.25%	(i)(j)(k)	9.79%				12/2024	1,177	1,175	0.1	1,142
RegEd Aquireco, LLC	Senior secured	SF +	4.25%	(j)(k)	9.94%				12/2024	105	105	—	101
Riskonnect Parent, LLC#^	One stop	SF +	5.50%	(j)	11.00%				12/2028	35,909	35,655	2.4	35,190
Riskonnect Parent, LLC	One stop	SF +	5.50%	(j)	11.00%				12/2028	201	198	—	194
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(11)	—	(30)
Rodeo Buyer Company & Absorb Software Inc.#+	One stop	SF +	6.25%	(i)	11.71%				05/2027	2,575	2,538	0.2	2,549
Rodeo Buyer Company & Absorb Software Inc.(5)	One stop	SF +	6.25%		N/A(6)				05/2027	—	(1)	—	(1)
SailPoint Technologies Holdings, Inc.#	One stop	SF +	6.00%	(i)	11.36%				08/2029	4,827	4,750	0.3	4,779
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(3)	—	(2)
Sapphire Bidco Oy(8)(9)(16)	One stop	E +	5.50%	(c)	9.49%				07/2029	16,540	14,863	1.1	16,540
Sapphire Bidco Oy(8)(9)(16)	One stop	E +	5.50%	(c)	9.49%				07/2029	1,352	1,276	0.1	1,352
Sonatype, Inc.#	One stop	SF +	6.75%	(i)	12.21%				12/2025	15,238	15,181	1.0	15,238
Sonatype, Inc.+	One stop	SF +	6.75%	(i)	12.21%				12/2025	12,912	12,870	0.9	12,912
Sonatype, Inc.(5)	One stop	SF +	6.75%		N/A(6)				12/2025	—	(1)	—	—
Spartan Buyer Acquisition Co.#+(22)	One stop	SF +	8.50%	(i)	11.86%	cash/	2.00%	PIK	12/2026	12,719	12,597	0.8	12,337
Spartan Buyer Acquisition Co.#(22)	One stop	SF +	8.50%	(i)	11.86%	cash/	2.00%	PIK	12/2026	817	805	0.1	793
Spartan Buyer Acquisition Co.(5)(22)	One stop	P +	7.50%	(a)	14.00%	cash/	2.00%	PIK	12/2026	1	(1)	—	(1)
Telesoft Holdings LLC~^+	One stop	SF +	5.75%	(i)	11.21%				12/2025	20,477	20,322	1.4	20,222
Telesoft Holdings LLC#	One stop	SF +	6.25%	(i)	11.71%				08/2028	1,379	1,366	0.1	1,365
Telesoft Holdings LLC	One stop	SF +	5.75%	(i)	11.14%				12/2025	32	31	—	29
Templafy APS and Templafy, LLC#(8)(18)	One stop	SF +	6.00%	(k)	11.68%				07/2028	1,629	1,595	0.1	1,629
Templafy APS and Templafy, LLC(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(7)	—	—
TI Intermediate Holdings, LLC~	Senior secured	SF +	4.50%	(j)	9.98%				12/2024	795	794	0.1	763
TI Intermediate Holdings, LLC#	Senior secured	SF +	4.50%	(j)	9.98%				12/2024	213	212	—	205
TI Intermediate Holdings, LLC	Senior secured	SF +	4.50%	(j)(k)	9.99%				12/2024	134	134	—	129
TI Intermediate Holdings, LLC	Senior secured	SF +	4.50%	(j)	9.98%				12/2024	100	100	—	96
TI Intermediate Holdings, LLC#	Senior secured	SF +	4.50%	(j)	9.98%				12/2024	37	37	—	36
TI Intermediate Holdings, LLC	Senior secured	SF +	4.50%	(k)	10.00%				12/2024	34	34	—	32
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(i)	11.46%				03/2025	1,895	1,887	0.2	1,895
Togetherwork Holdings, LLC^	One stop	SF +	6.00%	(i)	11.46%				03/2025	1,254	1,250	0.1	1,254
Togetherwork Holdings, LLC+	One stop	SF +	6.00%	(i)	11.46%				03/2025	1,202	1,190	0.1	1,202
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Togetherwork Holdings, LLC#	One stop	SF +	6.00%	(i)	11.46%				03/2025	$841	$838	0.1%	$841
Togetherwork Holdings, LLC#	One stop	SF +	6.00%	(i)	11.46%				03/2025	741	739	0.1	741
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(i)	11.46%				03/2025	484	482	—	484
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(i)	11.46%				03/2025	463	461	—	463
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(i)	11.46%				03/2025	458	456	—	458
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(i)	11.46%				03/2025	426	425	—	426
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(i)	11.46%				03/2025	391	390	—	391
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(i)	11.46%				03/2025	294	292	—	294
Togetherwork Holdings, LLC#	One stop	SF +	6.00%	(i)	11.46%				03/2025	205	204	—	205
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(i)	11.46%				03/2025	196	195	—	196
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(i)	11.46%				03/2025	177	176	—	177
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(i)	11.46%				03/2025	82	82	—	82
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(i)	11.46%				03/2025	80	79	—	80
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(i)	11.46%				03/2025	17	17	—	17
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(i)	11.46%				03/2025	16	16	—	16
Togetherwork Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)				03/2025	—	(1)	—	—
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)(22)	One stop	N/A			4.50%	cash/	8.12%	PIK	05/2024	2,252	2,301	0.1	2,026
Vector CS Midco Limited & Cloudsense Ltd.(8)(9)(10)(22)	One stop	N/A			4.50%	cash/	8.12%	PIK	05/2024	75	77	—	67
Vendavo, Inc.^	One stop	SF +	5.75%	(j)	11.23%				09/2027	8,225	8,184	0.5	7,732
Vendavo, Inc.	One stop	P +	4.75%	(a)	13.25%				09/2027	104	103	—	95
WebPT, Inc.	One stop	SF +	6.75%	(j)	12.24%				01/2028	305	302	—	302
Workforce Software, LLC+(22)	One stop	SF +	7.25%	(j)	9.79%	cash/	3.00%	PIK	07/2025	11,789	11,714	0.8	11,671
Workforce Software, LLC+(22)	One stop	SF +	7.25%	(j)	9.79%	cash/	3.00%	PIK	07/2025	2,089	2,089	0.1	2,069
Workforce Software, LLC#(22)	One stop	SF +	7.25%	(j)	9.79%	cash/	3.00%	PIK	07/2025	1,480	1,467	0.1	1,465
Workforce Software, LLC#(22)	One stop	SF +	7.25%	(j)	9.79%	cash/	3.00%	PIK	07/2025	1,437	1,426	0.1	1,423
Workforce Software, LLC(5)	One stop	SF +	6.50%		N/A(6)				07/2025	—	(1)	—	(1)
Zendesk, Inc.+(22)	One stop	SF +	6.75%	(j)	8.86%	cash/	3.25%	PIK	11/2028	8,167	8,038	0.6	8,167
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(16)	—	—
										715,859	706,848	48.3	707,244
Specialty Retail
Ave Holdings III, Corp^	One stop	SF +	5.50%	(j)	11.00%				02/2028	5,757	5,722	0.4	5,757
Ave Holdings III, Corp#	One stop	SF +	5.50%	(j)	11.00%				02/2028	1,429	1,408	0.1	1,429
Ave Holdings III, Corp	One stop	SF +	5.50%	(j)	11.00%				02/2028	756	751	0.1	756
Ave Holdings III, Corp(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(2)	—	—
Cavender Stores L.P.#	Senior secured	SF +	5.00%	(j)	10.35%				10/2029	500	495	—	495
Consilio Midco Limited#(8)(9)(10)	One stop	E +	6.25%	(c)	10.19%				05/2028	28,861	29,248	2.0	28,573
Consilio Midco Limited^(8)(10)	One stop	SF +	5.75%	(j)	11.25%				05/2028	5,856	5,814	0.4	5,798
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(j)	11.25%				05/2028	4,415	4,359	0.3	4,371
Consilio Midco Limited~(8)(10)	One stop	SF +	5.75%	(j)	11.25%				05/2028	826	815	0.1	818
Consilio Midco Limited~(8)(10)	One stop	SF +	5.75%	(j)	11.25%				05/2028	549	545	0.1	544
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(c)	10.19%				05/2028	433	411	—	429
Consilio Midco Limited~(8)(10)	One stop	SF +	5.75%	(j)	11.25%				05/2028	281	276	—	278
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(c)	10.19%				05/2028	191	183	—	189
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(c)	10.19%				05/2028	113	114	—	112
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(c)	10.19%				05/2028	110	104	—	109
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(c)	10.19%				05/2028	99	97	—	98
Consilio Midco Limited(8)(10)	One stop	SF +	5.75%	(j)	11.25%				05/2028	45	44	—	44
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(c)	10.19%				05/2028	36	36	—	35
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(c)	10.19%				05/2028	28	18	—	25
Consilio Midco Limited(8)(10)	One stop	SF +	5.75%	(j)	11.25%				05/2028	12	12	—	12
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	$14,781	$14,761	0.9%	$13,082
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	7,102	7,095	0.5	6,285
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	4,674	4,667	0.3	4,136
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	2,440	2,437	0.1	2,160
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	2,336	2,333	0.1	2,067
Imperial Optical Midco Inc.(22)	One stop	SF +	13.00%	(j)	8.03%	cash/	10.50%	PIK	05/2024	1,699	1,684	0.1	1,546
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	1,547	1,545	0.1	1,370
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	1,367	1,365	0.1	1,210
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	1,156	1,154	0.1	1,023
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	684	693	0.1	605
Imperial Optical Midco Inc.(22)	One stop	SF +	13.00%	(j)	8.03%	cash/	10.50%	PIK	05/2024	678	678	0.1	732
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	630	627	—	557
Imperial Optical Midco Inc.(22)	One stop	SF +	13.00%	(i)	7.96%	cash/	10.50%	PIK	05/2024	424	424	—	557
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	196	195	—	174
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	157	157	—	139
Imperial Optical Midco Inc.(22)	One stop	SF +	8.75%	(j)	6.53%	cash/	7.75%	PIK	05/2024	54	54	—	48
PetVet Care Centers LLC#	One stop	SF +	6.00%	(i)	11.36%				11/2030	4,379	4,293	0.3	4,291
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(1)	—	(1)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(6)	—	(6)
PPV Intermediate Holdings, LLC(22)	One stop	N/A			14.75%	PIK			08/2030	5,153	5,014	0.3	4,999
PPV Intermediate Holdings, LLC#~	One stop	SF +	5.75%	(j)	11.14%				08/2029	4,612	4,547	0.3	4,520
PPV Intermediate Holdings, LLC(22)	One stop	N/A			13.75%	PIK			08/2030	541	532	—	503
PPV Intermediate Holdings, LLC(22)	One stop	N/A			13.75%	PIK			08/2030	125	124	—	116
PPV Intermediate Holdings, LLC(22)	One stop	N/A			13.75%	PIK			08/2030	23	21	—	21
PPV Intermediate Holdings, LLC(22)	One stop	N/A			13.75%	PIK			08/2030	23	23	—	21
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(6)	—	(8)
Salon Lofts Group, LLC#	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	1,766	1,752	0.1	1,748
Salon Lofts Group, LLC(22)	Second lien	SF +	9.00%	(j)	14.43%				09/2029	956	939	0.1	937
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	116	115	—	115
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	115	114	—	114
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	91	91	—	90
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	75	73	—	73
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	38	38	—	38
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	29	29	—	29
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(j)	11.60%				08/2028	27	26	—	26
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(4)	—	(5)
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(3)	—	(3)
Salon Lofts Group, LLC(5)	Second lien	SF +	17.00%		N/A(6)				09/2029	—	(20)	—	(21)
SureWerx Purchaser III, Inc.#(8)	One stop	SF +	6.75%	(j)	12.10%				12/2029	8,192	8,016	0.6	8,192
SureWerx Purchaser III, Inc.(8)	One stop	SF +	6.75%	(i)	12.11%				12/2028	27	26	—	27
SureWerx Purchaser III, Inc.(5)(8)	One stop	SF +	6.75%		N/A(6)				12/2029	—	(22)	—	—
Titan Fitness, LLC#(22)	One stop	SF +	7.25%	(i)(k)	10.45%	cash/	2.50%	PIK	10/2026	6,921	6,835	0.4	6,505
Titan Fitness, LLC(22)	One stop	SF +	7.25%	(k)	10.47%	cash/	2.50%	PIK	10/2026	816	806	0.1	767
Titan Fitness, LLC(22)	One stop	SF +	7.25%	(k)	10.47%	cash/	2.50%	PIK	10/2026	254	251	—	238
Vermont Aus Pty Ltd(8)(11)	One stop	SF +	5.65%	(j)	11.00%				03/2028	1,879	1,859	0.1	1,879
Vermont Aus Pty Ltd(8)(9)(11)	One stop	A +	5.75%	(e)	10.16%				03/2028	1,745	1,892	0.1	1,745
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	5.50%	(k)	11.11%				04/2028	4,002	3,959	0.3	3,842
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(j)(k)	11.11%				04/2028	1,525	1,471	0.1	1,462
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(j)	11.11%				04/2028	15	14	—	11
										133,667	133,117	8.8	127,828
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Textiles, Apparel and Luxury Goods
Dollfus Mieg Company, Inc.#(8)(10)	One stop	SF +	6.00%	(k)	11.47%	03/2028	$393	$390	—%	$374
Dollfus Mieg Company, Inc.#(8)(10)	One stop	SF +	6.00%	(k)	11.47%	03/2028	196	194	—	186
Dollfus Mieg Company, Inc.#(8)(10)	One stop	SF +	6.00%	(k)	11.47%	03/2028	172	171	—	164
Dollfus Mieg Company, Inc.(5)(8)(9)(10)	One stop	E +	6.00%		N/A(6)	03/2028	—	(6)	—	—
							761	749	—	724
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.^	One stop	SF +	6.25%	(j)	11.75%	06/2028	6,272	6,196	0.4	5,911
Marcone Yellowstone Buyer Inc.#^	One stop	SF +	6.25%	(j)	11.75%	06/2028	5,928	5,845	0.4	5,587
Marcone Yellowstone Buyer Inc.#	One stop	SF +	6.50%	(j)	12.00%	06/2028	2,125	2,074	0.2	2,018
Marcone Yellowstone Buyer Inc.#	One stop	SF +	6.25%	(j)	11.76%	06/2028	2,116	2,090	0.1	1,995
Marcone Yellowstone Buyer Inc.#	One stop	SF +	6.25%	(j)	11.75%	06/2028	1,353	1,335	0.1	1,275
Marcone Yellowstone Buyer Inc.(5)	One stop	SF +	6.50%		N/A(6)	06/2028	—	(18)	—	—
							17,794	17,522	1.2	16,786
Water Utilities
S.J. Electro Systems, LLC^	Senior secured	SF +	4.75%	(j)	10.28%	06/2027	2,127	2,115	0.1	2,063
S.J. Electro Systems, LLC#	Senior secured	SF +	4.75%	(j)	10.28%	06/2027	1,115	1,112	0.1	1,081
S.J. Electro Systems, LLC	Senior secured	SF +	4.75%	(i)(j)	10.21%	06/2027	48	47	—	42
Vessco Midco Holdings, LLC	Senior secured	SF +	4.50%	(k)	10.07%	11/2026	891	883	0.1	862
Vessco Midco Holdings, LLC#	Senior secured	SF +	4.50%	(i)	9.96%	11/2026	87	87	—	84
Vessco Midco Holdings, LLC	Senior secured	SF +	5.00%	(k)	10.40%	11/2026	52	49	—	47
Vessco Midco Holdings, LLC	Senior secured	SF +	5.25%	(k)	10.73%	11/2026	4	—	—	—
Vessco Midco Holdings, LLC	Senior secured	P +	3.50%	(a)	12.00%	10/2026	1	1	—	—
							4,325	4,294	0.3	4,179
Total debt investments							2,575,641	2,554,980	172.1	2,525,418

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(19)(20)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	27	$266	—%	$281

Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A		N/A	—	320	—	220
Go Car Wash Parent, Corp.(21)	Preferred stock	N/A	17.00%	Non-Cash	N/A	—	2,667	0.2	2,714
Go Car Wash Parent, Corp.	Common stock	N/A	N/A		N/A	—	1,449	0.1	504
MOP GM Holding, LLC	LP units	N/A	N/A		N/A	—	134	—	131
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	—	32	—	43
POY Holdings, LLC	LLC units	N/A	N/A		N/A	305	150	0.1	635
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A		N/A	—	93	—	177
Yorkshire Parent, Inc.	LP units	N/A	N/A		N/A	—	189	—	189
							5,034	0.4	4,613
Biotechnology
Cobepa BlueSky Aggregator, SCSp	LP Interest	N/A	N/A		N/A	42	422	—	221
Cobepa BlueSky Aggregator, SCSp	LP units	N/A	N/A		N/A	1	8	—	7
							430	—	228

Building Products
BECO Holding Company, Inc.(21)	Preferred stock	N/A	11.75%	Non-Cash	N/A	122	13,968	1.0	14,684
BECO Holding Company, Inc.	LP Interest	N/A	N/A		N/A	8	821	0.1	970
							14,789	1.1	15,654
Chemicals
Inhance Technologies Holdings LLC	Preferred stock	N/A	N/A		N/A	10	9,689	0.3	5,020
Inhance Technologies Holdings LLC	LLC units	N/A	N/A		N/A	—	34	—	—
							9,723	0.3	5,020
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP Interest	N/A	N/A		N/A	233	233	—	280
EGD Security Systems, LLC	Common stock	N/A	N/A		N/A	3,035	1,438	0.3	4,474
North Haven Stack Buyer, LLC	LLC units	N/A	N/A		N/A	156	156	—	231
PT Intermediate Holdings III, LLC	LLC units	N/A	N/A		N/A	8	778	0.1	927
Radwell Parent, LLC	LP units	N/A	N/A		N/A	2	175	—	234
							2,780	0.4	6,146
Containers and Packaging
Chase Intermediate	LP units	N/A	N/A		N/A	168	85	—	185

Diversified Consumer Services
CHHJ Midco, LLC	LLC units	N/A	N/A		N/A	8	79	—	123
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	36	36	—	45
EMS LINQ, LLC	LP Interest	N/A	N/A		N/A	236	236	—	188
EWC Growth Partners LLC	LLC interest	N/A	N/A		N/A	—	25	—	4
HS Spa Holdings, Inc.	Common stock	N/A	N/A		N/A	250	250	—	252
Liminex, Inc.	Common stock	N/A	N/A		N/A	5	176	—	249
NSG Buyer, Inc. (8)	LP units	N/A	N/A		N/A	1	794	0.1	829
Virginia Green Acquisition, LLC	LP units	N/A	N/A		N/A	140	140	—	140
							1,736	0.1	1,830
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Mendocino Farms, LLC	Common stock	N/A			N/A		N/A	59	$257	—%	$399
Ruby Slipper Cafe LLC, The	LLC interest	N/A			N/A		N/A	6	64	—	32
Ruby Slipper Cafe LLC, The	LLC interest	N/A			N/A		N/A	—	4	—	7
									325	—	438
Food Products
Borrower R365 Holdings, LLC	Preferred stock	N/A			N/A		N/A	30	40	—	62
Borrower R365 Holdings, LLC	Preferred stock	N/A			N/A		N/A	2	3	—	3
Borrower R365 Holdings, LLC	LLC units	N/A			N/A		N/A	1	2	—	2
Borrower R365 Holdings, LLC	Common stock	N/A			N/A		N/A	—	1	—	1
Borrower R365 Holdings, LLC	Preferred stock	N/A			N/A		N/A	1	1	—	1
Borrower R365 Holdings, LLC	Preferred stock	N/A			N/A		N/A	—	1	—	1
Borrower R365 Holdings, LLC	LP units	N/A			N/A		N/A	—	—	—	—
Kodiak Cakes, LLC	Common stock	N/A			N/A		N/A	—	189	—	128
Louisiana Fish Fry Products, Ltd.	Common stock	N/A			N/A		N/A	—	212	—	160
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A			N/A		N/A	—	6	—	11
P&P Food Safety Holdings, Inc.	Common stock	N/A			N/A		N/A	1	142	—	77
									597	—	446
Health Care Technology
Connexin Software, Inc.	LLC interest	N/A			N/A		N/A	26	26	—	31
HSI Halo Acquisition, Inc.(21)	Preferred stock	N/A			10.00%	Non-Cash	N/A	—	10	—	45
HSI Halo Acquisition, Inc.	LP Interest	N/A			N/A		N/A	—	1	—	35
Symplr Software, Inc.(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	3	3,293	0.2	3,233
Symplr Software, Inc.(21)	Preferred stock	SF +	10.50%	(j)	15.85%	Non-Cash	N/A	1	798	0.1	1,142
Symplr Software, Inc.(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	—	403	0.1	429
Symplr Software, Inc.(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	—	247	—	251
Symplr Software, Inc.	Common stock	N/A			N/A		N/A	42	—	—	201
									4,778	0.4	5,367
Health Care Equipment & Supplies
Aspen Medical Products, LLC	LP Interest	N/A			N/A		N/A	—	17	—	21
Blue River Pet Care, LLC	Common stock	N/A			N/A		N/A	—	207	0.1	586
CCSL Holdings, LLC(8)	LP Interest	N/A			N/A		N/A	—	135	—	137
CMI Parent Inc.	Common stock	N/A			N/A		N/A	—	279	—	401
CMI Parent Inc.	Common stock	N/A			N/A		N/A	5	5	—	507
									643	0.1	1,652
Health Care Providers & Services
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	LLC units	N/A			N/A		N/A	51	52	—	80
CRH Healthcare Purchaser, Inc.	LP Interest	N/A			N/A		N/A	102	50	—	120
Elite Dental Partners LLC	LLC interest	N/A			N/A		N/A	—	444	—	—
Elite Dental Partners LLC	LLC interest	N/A			N/A		N/A	—	191	—	—
Elite Dental Partners LLC	LLC units	N/A			N/A		N/A	—	—	—	—
Emerge Intermediate, Inc.	LLC units	N/A			N/A		N/A	—	165	—	120
Emerge Intermediate, Inc.	LLC units	N/A			N/A		N/A	—	10	—	16
Emerge Intermediate, Inc.	LLC units	N/A			N/A		N/A	2	2	—	—
Encorevet Group LLC	Common stock	N/A			N/A		N/A	2	223	—	5
Encorevet Group LLC	LLC units	N/A			N/A		N/A	1	158	—	2
Krueger-Gilbert Health Physics, LLC	Common stock	N/A			N/A		N/A	54	58	—	99
Midwest Veterinary Partners, LLC(21)	Preferred stock	N/A			12.00%	Non-Cash	N/A	—	540	0.1	556
Midwest Veterinary Partners, LLC(21)	Preferred stock	N/A			10.00%	Non-Cash	N/A	—	14	—	19
Midwest Veterinary Partners, LLC	Warrant	N/A			N/A		N/A	3	—	—	158
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
NDX Parent, LLC	Common stock	N/A	N/A	N/A	—	$106	—%	$16
NDX Parent, LLC	Preferred stock	N/A	N/A	N/A	16	16	—	18
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	Common stock	N/A	N/A	N/A	—	126	—	106
Opening Day Borrower 111 LLC	LLC units	N/A	N/A	N/A	18	785	0.1	772
Suveto Buyer, LLC	Common stock	N/A	N/A	N/A	2	241	—	159
						3,181	0.2	2,246
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants and Leisure
Freddy's Frozen Custard LLC	LP Interest	N/A	N/A		N/A	81	$75	—%	$148
Harri US LLC	Preferred stock	N/A	N/A		N/A	29	331	—	332
Harri US LLC	LLC units	N/A	N/A		N/A	36	286	—	253
Harri US LLC	Preferred stock	N/A	N/A		N/A	31	198	—	213
Harri US LLC	Warrant	N/A	N/A		N/A	10	46	—	68
SSRG Holdings, LLC	LP Interest	N/A	N/A		N/A	40	399	0.1	578
Tropical Smoothie Cafe Holdings, LLC	LP Interest	N/A	N/A		N/A	2	28	—	395
							1,363	0.1	1,987
Insurance
Accession Risk Management Group, Inc.(21)	Preferred stock	N/A	13.25%	Non-Cash	N/A	6	6,031	0.4	6,059
Majesco(21)	Preferred stock	N/A	9.00%	Non-Cash	N/A	—	131	—	164
Majesco	LP Interest	N/A	N/A		N/A	28	—	—	80
Oakbridge Insurance Agency LLC	LP units	N/A	N/A		N/A	7	142	—	142
							6,304	0.4	6,445
Internet and Catalog Retail
Revalize, Inc.	Preferred stock	N/A	N/A		N/A	8	7,472	0.6	8,856
Revalize, Inc.	Preferred stock	N/A	N/A		N/A	5	4,484	0.4	5,315
Revalize, Inc.	Preferred stock	N/A	N/A		N/A	4	3,632	0.3	3,868
Revalize, Inc.	Preferred stock	N/A	N/A		N/A	3	2,681	0.2	3,065
							18,269	1.5	21,104
IT Services
Appriss Health Intermediate Holdings, Inc(21)	Preferred stock	N/A	11.00%	Non-Cash	N/A	1	926	0.1	926
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A		N/A	217	170	0.1	1,694
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A		N/A	57	156	0.1	444
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A		N/A	13	108	—	102
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Warrant	N/A	N/A		N/A	75	59	0.1	542
Critical Start, Inc.	Common stock	N/A	N/A		N/A	118	118	—	134
Kentik Technologies, Inc.	Preferred stock	N/A	N/A		N/A	83	475	—	475
Netwrix Corporation	LLC units	N/A	N/A		N/A	2	5	—	8
Optimizely North America, Inc.	Common stock	N/A	N/A		N/A	17	173	—	199
PCS Intermediate II Holdings, LLC	LLC interest	N/A	N/A		N/A	13	126	—	273
Red Dawn SEI Buyer, Inc.	LP Interest	N/A	N/A		N/A	219	219	—	396
Saturn Borrower Inc.	LP units	N/A	N/A		N/A	139	139	—	44
							2,674	0.4	5,237
Leisure Products
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	15	24	—	28
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	10	16	—	19
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	9	13	—	16
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	8	12	—	14
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	3	5	—	6
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	—	—	—	1
							70	—	84
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	372	$372	—%	$372
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	372	—	—	131
PAS Parent Inc.	LP Interest	N/A			N/A		N/A	6	624	0.1	616
PAS Parent Inc.	Preferred stock	N/A			N/A		N/A	1	93	—	116
Reaction Biology Corporation	LLC units	N/A			N/A		N/A	—	244	—	182
									1,333	0.1	1,417
Paper and Forest Products
Messenger, LLC	LLC units	N/A			N/A		N/A	2	213	—	121
Messenger, LLC	LLC units	N/A			N/A		N/A	—	—	—	—
									213	—	121
Pharmaceuticals
Amalthea Parent, Inc.(8)	LP Interest	N/A			N/A		N/A	199	199	—	101
Cobalt Buyer Sub, Inc.(21)	Preferred stock	SF +	10.00%	(j)	15.35%	Non-Cash	N/A	3	4,053	0.3	4,492
Cobalt Buyer Sub, Inc.	Preferred stock	N/A			N/A		N/A	—	72	—	59
Cobalt Buyer Sub, Inc.	Common stock	N/A			N/A		N/A	1	1	—	—
									4,325	0.3	4,652
Professional Services
Enboarder, Inc.(8)(11)	Preferred stock	N/A			N/A		N/A	27	280	—	280
Filevine, Inc.	Preferred stock	N/A			N/A		N/A	141	892	0.1	1,143
Filevine, Inc.	Warrant	N/A			N/A		N/A	57	57	—	65
Filevine, Inc.	Warrant	N/A			N/A		N/A	21	31	—	127
Net Health Acquisition Corp.	LP Interest	N/A			N/A		N/A	1	133	—	150
Procure Acquireco, Inc.	LP Interest	N/A			N/A		N/A	—	333	—	433
									1,726	0.1	2,198
Real Estate Management & Development
Inhabit IQ Inc.	Common stock	N/A			N/A		N/A	11	60	—	147

Road & Rail
Internet Truckstop Group LLC	LP Interest	N/A			N/A		N/A	146	146	—	152

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.	LP Interest	N/A			N/A		N/A	577	$577	0.1%	$855
Aras Corporation(21)	Preferred stock	N/A			12.00%	Non-Cash	N/A	—	475	0.1	524
Aras Corporation	LP Interest	N/A			N/A		N/A	121	121	—	162
Astute Holdings, Inc.	LP Interest	N/A			N/A		N/A	—	59	—	208
Auvik Networks Inc.(8)(12)	Preferred stock	N/A			N/A		N/A	11	111	—	130
Auvik Networks Inc.(8)(12)	Preferred stock	N/A			N/A		N/A	1	13	—	15
Bayshore Intermediate #2, L.P.	Common stock	N/A			N/A		N/A	1,746	1,746	0.1	1,598
Calabrio, Inc.	LP Interest	N/A			N/A		N/A	—	306	—	295
Calabrio, Inc.	LP Interest	N/A			N/A		N/A	38	—	—	—
Cloudbees, Inc.	Preferred stock	N/A			N/A		N/A	30	341	—	357
Cloudbees, Inc.	Preferred stock	N/A			N/A		N/A	15	93	—	148
Cloudbees, Inc.	Warrant	N/A			N/A		N/A	27	40	—	214
Cynet Security Ltd.(8)(15)	Preferred stock	N/A			N/A		N/A	75	262	—	324
Denali Bidco Limited(8)(10)	LP Interest	N/A			N/A		N/A	140	182	—	207
Diligent Corporation(21)	Preferred stock	N/A			10.50%	Non-Cash	N/A	7	7,592	0.6	8,061
FirstUp, Inc.	Common stock	N/A			N/A		N/A	84	205	—	119
GS Acquisitionco, Inc.(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	9	10,797	0.8	10,825
GS Acquisitionco, Inc.(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	3	3,379	0.2	3,296
GS Acquisitionco, Inc.(21)	Preferred stock	SF +	10.50%	(j)	15.85%	Non-Cash	N/A	—	51	—	52
GS Acquisitionco, Inc.	LP Interest	N/A			N/A		N/A	—	26	—	198
GTY Technology Holdings, Inc.	LP units	N/A			N/A		N/A	25	25	—	36
Impartner, Inc.	Preferred stock	N/A			N/A		N/A	11	90	—	86
Kaseya Inc.(21)	Preferred stock	SF +	11.75%	(j)	17.10%	Non-Cash	N/A	3	2,905	0.2	3,042
Kaseya Inc.	LP Interest	N/A			N/A		N/A	150	150	—	153
MetricStream, Inc.	Warrant	N/A			N/A		N/A	44	67	—	41
Ministry Brands Holdings LLC	LP Interest	N/A			N/A		N/A	361	362	—	355
mParticle, Inc.	Preferred stock	N/A			N/A		N/A	65	426	0.1	388
mParticle, Inc.	Warrant	N/A			N/A		N/A	32	6	—	133
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	Warrant	N/A			N/A		N/A	2	6	—	7
Onit, Inc.(21)	Preferred stock	N/A			15.00%	Non-Cash	N/A	—	49	—	53
Onit, Inc.	Warrant	N/A			N/A		N/A	—	6	—	7
Panzura, LLC	LLC units	N/A			N/A		N/A	1	4	—	3
PDI TA Holdings, Inc.	Preferred stock	N/A			N/A		N/A	43	1,340	0.1	1,598
Personify, Inc.	LP Interest	N/A			N/A		N/A	163	171	0.1	404
Pyramid Healthcare Acquisition Corp.	Common stock	N/A			N/A		N/A	73	73	—	146
QAD, Inc.(21)	Preferred stock	N/A			9.00%	Non-Cash	N/A	1	822	0.1	904
QAD, Inc.	Common stock	N/A			N/A		N/A	53	—	—	121
RegEd Aquireco, LLC	LP Interest	N/A			N/A		N/A	—	73	—	17
RegEd Aquireco, LLC	Preferred stock	N/A			N/A		N/A	—	5	—	6
RegEd Aquireco, LLC	LP Interest	N/A			N/A		N/A	1	—	—	—
Riskonnect Parent, LLC(21)	Preferred stock	N/A			11.00%	Non-Cash	N/A	8	9,194	0.6	8,590
Riskonnect Parent, LLC	LP Interest	N/A			N/A		N/A	378	379	0.1	429
Riskonnect Parent, LLC(21)	Preferred stock	SF +	10.50%	(j)	15.85%	Non-Cash	N/A	—	394	—	409
SnapLogic, Inc.	Preferred stock	N/A			N/A		N/A	66	164	—	336
SnapLogic, Inc.	Warrant	N/A			N/A		N/A	25	18	—	86
Spartan Buyer Acquisition Co.	Common stock	N/A			N/A		N/A	—	252	—	137
Spartan Buyer Acquisition Co.	Preferred stock	N/A			N/A		N/A	—	15	—	19
Telesoft Holdings LLC	LP Interest	N/A			N/A		N/A	131	131	—	107
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Templafy APS and Templafy, LLC(8)(18)	Warrant	N/A	N/A		N/A	—	$23	—%	$30
Zendesk, Inc.	LP units	N/A	N/A		N/A	18	182	—	252
							43,708	3.2	45,483
Specialty Retail
Ave Holdings III, Corp(21)	Preferred stock	N/A	11.50%	Non-Cash	N/A	6	6,852	0.4	5,692
Ave Holdings III, Corp	LP units	N/A	N/A		N/A	1	777	—	730
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A		N/A	—	110	—	—
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A		N/A	—	42	—	—
Imperial Optical Midco Inc.	Common stock	N/A	N/A		N/A	—	—	—	—
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	—	45	—	40
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A	N/A		N/A	—	39	—	23
							7,865	0.4	6,485
Textiles, Apparel and Luxury Goods
MakerSights, Inc.	Preferred stock	N/A	N/A		N/A	16	85	—	54

Total equity investments							132,508	9.5	139,672

Total investments							2,687,488	181.6	2,665,090

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			5.25%	(24)			$7,151	0.5%	$7,151
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (CUSIP 61747C707)			5.27%	(24)			739	0.1	739
Morgan Stanley US Dollar Liquidity Fund (CUSIP L64887109)			5.46%	(24)			10,596	0.7	10,596
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			5.21`%	(24)			1,240	0.1	1,240
Total money market funds							19,726	1.4	19,726

Total investments and money market funds							$2,707,214	183.0%	$2,684,816

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
December 31, 2023
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
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), Australian Interbank Rate (‘‘AUD’’ or ‘‘A’’) or Canadian Bankers Acceptance Rate (‘‘CDOR’’ or ‘‘C’’) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of December 31, 2023. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of December 31, 2023, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of December 31, 2023, as the loan may have priced or repriced based on an index rate prior to December 31, 2023.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of December 31, 2023.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.85% as of December 31, 2023.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.91% as of December 31, 2023.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.86% as of December 31, 2023.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.36% as of December 31, 2023.
(f) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 5.45% as of December 31, 2023.
(g) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.19% as of December 31, 2023.
(h) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.38% as of December 31, 2023.
(i) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.35% as of December 31, 2023.
(j) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.33% as of December 31, 2023.
(k) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.16% as of December 31, 2023.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of December 31, 2023.
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
(6)The entire commitment was unfunded as of December 31, 2023. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of December 31, 2023, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, total non-qualifying assets at fair value represented 15.1% of the Company’s total assets calculated in accordance with the 1940 Act.
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
December 31, 2023
(Dollar and share amounts in thousands)
(20) Ownership of certain equity investments occurs through a holding company or partnership.
(21) The Company holds an equity investment that is income producing.
(22) All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the three months ended December 31, 2023.
(23) The fair value of the loan reflects the legal claim on par and accrued uncapitalized payment-in-kind (“PIK”) interest.
(24) The rate shown is the annualized seven-day yield as of December 31, 2023.

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

See Notes to Consolidated Financial Statements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 1.    Organization

Golub Capital BDC 3, Inc. (“GBDC 3” and, collectively with its consolidated subsidiaries, the “Company”) is an externally managed, closed-end, non-diversified management investment company that was formed on August 1, 2017 and elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on September 29, 2017. On October 2, 2017, the date of the commencement of operations, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) to sell shares of GBDC 3's common stock in private placements. In addition, for U.S. federal income tax purposes, GBDC 3 has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The accompanying unaudited interim consolidated financial statements of the Company and related financial information have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto in the Company’s Form 10-K for the year ended September 30, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Use of estimates: The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation: As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries, Golub Capital 3 Holdings LLC (“GBDC 3 Holdings”), GBDC 3 Funding LLC (“GBDC 3 Funding”), Golub Capital BDC 3 CLO 1 Depositor LLC (“2021 CLO Depositor”), Golub Capital BDC 3 CLO 1 LLC (“2021 Issuer”), Golub Capital BDC 3 ABS 2022-1 Depositor LLC (“2022 ABS 2022-1 Depositor”), Golub Capital BDC 3 ABS 2022-1 LLC (“2022 Issuer”), Golub Capital BDC 3 CLO 2 Depositor LLC (“2022 CLO 2 Depositor”), Golub Capital BDC 3 CLO 2 LLC (“2022-2 Issuer”), GBDC 3 Holdings Coinvest, Inc., GBDC 3 Holdings ED Coinvest, Inc., GCBH 3 North Haven Stack Buyer Coinvest Inc., GBDC 3 Quick Quack Coinvest LLC, in its consolidated financial statements.

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

Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars. Non-U.S. dollar transactions during the period are valued at the prevailing spot rates on the applicable transaction date and the related assets and liabilities are revalued at the prevailing spot rates as of period-end.
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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three months ended December 31, 2023 and 2022, interest income included $2,943 and $2,110, respectively, of accretion of discounts. For the three months ended December 31, 2023 and 2022, the Company received loan origination fees of $2,445 and $2,651, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three months ended December 31, 2023 and 2022, investment income included $4,871 and $2,427, respectively, of PIK interest and the Company capitalized PIK interest of $5,703 and $2,328 respectively, into the principal balance of certain debt investments.

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three months ended December 31, 2023 and 2022, fee income included $12 and $35 from non-recurring prepayment premiums, respectively. All other income is recorded into income when earned.

For the three months ended December 31, 2023 and 2022, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $69,151 and $50,005, respectively.

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

For the three months ended December 31, 2023 and 2022 the Company recognized PIK and non-cash dividend income of $2,456 and 1,883, which were capitalized into the cost basis of certain preferred equity investments. For the three months ended December 31, 2023 and 2022, the Company received no cash payments of accrued and capitalized preferred dividends.

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

For the three months ended December 31, 2023 and 2022, the Company recorded dividend income received in cash of $0 and $6, respectively, and return of capital distributions received in cash of $910 and $0, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $3,107 and $3,637 as of December 31, 2023 and September 30, 2023, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2023, the Company did not record any U.S. federal excise tax. For the three months ended December 31, 2022, $655 was recorded for U.S. federal excise tax.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through December 31, 2023. The Company’s tax returns for the 2020 through 2022 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of December 31, 2023 and September 30, 2023, the Company had deferred debt issuance costs of $2,734 and $4,038, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three months ended December 31, 2023, and 2022, was $1,304 and $923, respectively.

Note 3.    Stockholders’ Equity

On December 18, 2023, the Company filed articles of amendment to the Company’s charter to increase the number of authorized shares of stock of the Company from 101,000,000 shares to 111,000,000 shares, consisting of 1,000,000 shares of preferred stock at a par value of $0.001 per share and 110,000,000 shares of common stock at a par value of $0.001 per share. Since the commencement of operations on October 2, 2017, GBDC 3 has entered into Subscription Agreements with several investors, including with affiliates of the Investment Adviser, providing for the private placement of GBDC 3’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase GBDC 3’s common stock at a price per share equal to the most recent NAV per share as determined by the Board (subject to adjustment to the extent required by Section 23 of the 1940 Act) up to the amount of their respective capital subscriptions on an as-needed basis as determined by GBDC 3 with a minimum of 10 calendar days prior notice.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of December 31, 2023 and September 30, 2023, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of December 31, 2023		As of September 30, 2023
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$1,387,262	$1,387,262	$1,387,941	$1,328,577

Effective December 7, 2023, the Company entered into an agreement to cancel subscriptions totaling $679.
As of December 31, 2023, the ratio of total contributed capital to total capital subscriptions was 100.0% and the Company had no uncalled capital commitments. As of September 30, 2023, the ratio of total contributed capital to total capital subscriptions was 95.7% and the Company had uncalled capital commitments of $59,364.

The following table summarizes the shares of GBDC 3 common stock issued for the three months ended December 31, 2023 and 2022:

	Date	Shares Issued	NAV per share	Proceeds
Shares issued for the three months ended December 31, 2022
Issuance of shares	11/14/22	1,343,605.140	$14.89	$20,006	(1)
Shares issued for capital drawdowns		1,343,605.140		20,006
Issuance of shares	12/20/22	362,642.468	14.89	5,399	(1)
Shares issued through DRIP		362,642.468		$5,399

Shares issued for the three months ended December 31, 2023
Issuance of shares	12/06/23	3,912,356.985	$15.00	$58,685
Shares issued for capital drawdowns		3,912,356.985		58,685
Issuance of shares	10/05/23	204,677.469	15.00	3,070
Issuance of shares	11/21/23	364,144.163	15.00	5,462
Issuance of shares	12/14/23	389,967.551	14.70	5,733
Issuance of shares	12/27/23	330,226.090	14.70	4,854
Shares issued through DRIP		1,289,015.273		$19,119

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

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, leverage, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian, but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary of GBDC 3, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods ending on or prior to the earlier of (1) the date of pricing of an initial public offering or listing on a national securities exchange of the shares of common stock of GBDC 3 or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement as described above.

The base management fee incurred for the three months ended December 31, 2023 and 2022 was $9,274 and $8,332, respectively, and the base management fee irrevocably waived by the Investment Adviser was $2,529 and $2,272, respectively.

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

For the three months ended December 31, 2023 and 2022, the Income Incentive Fee incurred was $9,360 and $6,830, respectively.

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

For the three months ended December 31, 2023 and 2022, the Income Incentive Fee irrevocably waived by the Investment Adviser was $2,340 and $1,708, respectively.

The second part of the Incentive Fee, the Capital Gain Incentive Fee, equals (a) 20.0% of the Company’s Capital Gain Incentive Fee Base (as defined below), if any, calculated in arrears as of the end of each calendar year (or, upon termination of the Investment Advisory Agreement, as of the termination date), which commenced with the calendar year ending December 31, 2017, less (b) the aggregate amount of any previously paid Capital Gain Incentive Fees. The Company’s ‘‘Capital Gain Incentive Fee Base’’ equals (1) the sum of (A) realized capital gains, if any, on a cumulative positive basis from September 29, 2017, the date the Company elected to become a BDC, through the end of each calendar year, (B) all realized capital losses on a cumulative basis and (C) all unrealized capital depreciation on a cumulative basis, less (2) all unamortized deferred debt issuance costs as of the date of calculation, if and to the extent such costs exceed all unrealized capital appreciation on a cumulative basis.

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

For the three months ended December 31, 2023 and 2022, the Company did not accrue a Capital Gain Incentive Fee. As of December 31, 2023 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to December 31, 2023.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended December 31, 2023 and 2022, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of both December 31, 2023 and September 30, 2023, there was no cumulative accrual of capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

On December 7, 2023, GC Advisors unilaterally agreed to extend the term of the incentive fee payment escrow under the terms of the Investment Advisory Agreement (the “Escrow Waiver Letter”). In accordance with the Escrow Waiver Letter, prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “ New Escrow Account”) to be administered by UMB Bank, National Association (the “ New Escrow Agent”). Assets in the New Escrow Account will be held by the New Escrow Agent until the closing of a Liquidity Event at which time the New Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2025, the New Escrow Agent will return all assets in the New Escrow Account to the Company for the benefit of the stockholders. For the three months ended December 31, 2023, the Company deposited $2,193 into the New Escrow Account.

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

Included in accounts payable and other liabilities is $1,043 and $959, as of December 31, 2023 and September 30, 2023, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three months ended December 31, 2023 and 2022 were $868 and $654, respectively. As of December 31, 2023 and September 30, 2023, included in accounts payable and other liabilities were $688 and $868, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. Subsequently, GCOP LLC entered into Subscription Agreements with capital commitments of $10,000 and $13,000 on October 1, 2018 and January 1, 2020, respectively. On May 19, 2022, GCOP LLC entered into an agreement to purchase an existing stockholder’s $125 subscription commitment and the 8,005.409 shares of common stock held by such stockholder. On December 7, 2023, GCOP LLC entered into agreements with existing stockholders to assume $830 of subscription commitments and the 57,142.587 shares of common stock held by such stockholders. As of December 31, 2023, GCOP LLC has an aggregate commitment of $23,966. As of December 31, 2023, the Company has issued 1,598,782.538 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $23,966 and has also issued 349,720.465 shares to GCOP LLC through the DRIP.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of December 31, 2023, the Company has issued 1,834,523.315 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27,500.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of December 31, 2023, permits the Company to borrow a maximum of $100,000 and expires on September 1, 2026. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

Note 5.    Investments

Investments as of December 31, 2023 and September 30, 2023 consisted of the following:

	As of December 31, 2023			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$207,977	$209,672	$205,631	$237,797	$241,418	$234,332
One stop	2,337,280	2,314,658	2,289,907	2,259,873	2,244,468	2,213,560
Second lien	13,438	13,877	13,398	11,833	12,606	11,743
Subordinated debt	16,946	16,773	16,482	16,303	16,121	16,205
Equity	N/A	132,508	139,672	N/A	130,112	141,176
Total	$2,575,641	$2,687,488	$2,665,090	$2,525,806	$2,644,725	$2,617,016

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

	As of December 31, 2023		As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$480,283	17.9%	$439,768	16.6%
Midwest	542,850	20.2	519,107	19.6
Northeast	193,387	7.2	187,317	7.1
Southeast	544,703	20.3	554,710	21.0
Southwest	208,256	7.7	218,765	8.3
West	391,641	14.6	374,560	14.2
Canada	48,363	1.8	77,717	2.9
United Kingdom	190,136	7.1	181,653	6.9
Australia	4,031	0.1	4,038	0.1
Luxembourg	26,562	1.0	26,134	1.0
Netherlands	30,020	1.1	35,086	1.3
Finland	16,139	0.6	14,855	0.6
Sweden	9,244	0.3	9,135	0.3
Israel	262	0.0 *	262	0.0 *
Denmark	1,611	0.1	1,618	0.1
Total	$2,687,488	100.0%	$2,644,725	100.0%

Fair Value:
United States
Mid-Atlantic	$478,651	18.0%	$440,467	16.8%
Midwest	535,581	20.1	513,851	19.6
Northeast	192,250	7.2	185,659	7.1
Southeast	546,133	20.5	555,229	21.2
Southwest	202,652	7.6	216,971	8.3
West	391,890	14.7	374,588	14.3
Canada	46,698	1.7	73,367	2.8
United Kingdom	185,306	6.9	169,846	6.5
Australia	3,904	0.1	3,816	0.1
Luxembourg	25,884	1.0	25,356	1.0
Netherlands	26,406	1.0	30,639	1.2
Finland	17,892	0.7	15,847	0.6
Sweden	9,860	0.4	9,412	0.4
Israel	324	0.0 *	316	0.0 *
Denmark	1,659	0.1	1,652	0.1
Total	$2,665,090	100.0%	$2,617,016	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of December 31, 2023 and September 30, 2023 were as follows:

	As of December 31, 2023			As of September 30, 2023
Amortized Cost:
Aerospace and Defense	$9,889	0.4%		$9,899	0.4%
Airlines	7,579	0.3		7,477	0.3
Auto Components	15,541	0.6		15,532	0.6
Automobiles	150,660	5.6		140,797	5.3
Banks	1,489	0.1		—	—
Beverages	23,188	0.9		22,076	0.8
Biotechnology	430	0.0	*	422	0.0	*
Building Products	48,127	1.8		46,401	1.7
Chemicals	42,949	1.6		42,947	1.6
Commercial Services and Supplies	88,698	3.3		82,137	3.1
Communications Equipment	4,929	0.2		4,925	0.2
Containers and Packaging	58,226	2.2		57,814	2.2
Diversified Consumer Services	121,547	4.5		110,454	4.2
Diversified Financial Services	22,771	0.8		22,078	0.8
Diversified Telecommunication Services	622	0.0	*	627	0.0	*
Electrical Equipment	1,007	0.0	*	—	—
Electronic Equipment, Instruments and Components	9,616	0.4		9,623	0.4
Food and Staples Retailing	6,936	0.3		6,678	0.2
Food Products	63,795	2.4		61,762	2.3
Healthcare Technology	65,781	2.4		82,641	3.1
Healthcare Equipment and Supplies	91,581	3.4		177,985	6.7
Healthcare Providers and Services	180,490	6.7		65,907	2.5
Hotels, Restaurants and Leisure	78,068	2.9		70,659	2.7
Household Durables	3,842	0.1		3,577	0.1
Household Products	1,739	0.1		1,746	0.1
Industrial Conglomerates	42,895	1.6		39,530	1.5
Insurance	155,960	5.8		148,627	5.6
Internet and Catalog Retail	33,230	1.2		33,234	1.3
IT Services	112,496	4.2		142,883	5.4
Leisure Products	2,478	0.1		2,476	0.1
Life Sciences Tools & Services	37,361	1.4		37,164	1.4
Machinery	6,445	0.2		10,993	0.4
Marine	14,886	0.5		14,597	0.6
Media	2,525	0.1		2,529	0.1
Oil, Gas and Consumable Fuels	23,560	0.9		40,800	1.5
Paper and Forest Products	7,142	0.3		7,169	0.3
Pharmaceuticals	82,234	3.1		83,693	3.2
Professional Services	62,569	2.3		60,363	2.3
Real Estate Management and Development	75,986	2.8		70,988	2.7
Road and Rail	14,033	0.5		14,011	0.5
Software	750,556	27.9		734,423	27.8
Specialty Retail	140,982	5.2		134,436	5.1
Textiles, Apparel and Luxury Goods	834	0.0	*	833	0.0	*
Trading Companies and Distributors	17,522	0.7		17,552	0.7
Water Utilities	4,294	0.2		4,260	0.2
Total	$2,687,488	100.0%		$2,644,725	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of December 31, 2023			As of September 30, 2023
Fair Value:
Aerospace and Defense	$10,159	0.4%		$10,178	0.4%
Airlines	7,276	0.3		7,186	0.3
Auto Components	15,203	0.6		15,160	0.6
Automobiles	149,529	5.6		139,875	5.3
Bank	1,488	0.1		—	—
Beverages	23,660	0.9		22,086	0.8
Biotechnology	228	0.0	*	314	0.0	*
Building Products	48,543	1.8		46,849	1.8
Chemicals	33,462	1.3		37,335	1.4
Commercial Services and Supplies	93,126	3.5		85,732	3.3
Communications Equipment	4,957	0.2		4,886	0.2
Containers and Packaging	57,895	2.2		57,127	2.2
Diversified Consumer Services	121,364	4.6		110,712	4.2
Diversified Financial Services	22,627	0.8		21,929	0.8
Diversified Telecommunication Services	629	0.0	*	631	0.0	*
Electrical Equipment	1,007	0.0	*	—	—
Electronic Equipment, Instruments and Components	9,856	0.4		9,875	0.4
Food and Staples Retailing	6,828	0.3		6,845	0.3
Food Products	63,755	2.4		61,318	2.3
Healthcare Technology	66,353	2.5		83,650	3.2
Healthcare Equipment and Supplies	92,701	3.5		166,553	6.4
Healthcare Providers and Services	169,030	6.3		66,040	2.5
Hotels, Restaurants and Leisure	78,765	3.0		71,364	2.7
Household Durables	3,950	0.1		3,687	0.1
Household Products	1,691	0.1		1,699	0.1
Industrial Conglomerates	42,630	1.6		39,058	1.5
Insurance	155,958	5.9		147,930	5.7
Internet and Catalog Retail	35,541	1.3		34,495	1.3
IT Services	114,359	4.3		143,158	5.4
Leisure Products	2,469	0.1		2,501	0.1
Life Sciences Tools & Services	36,956	1.4		36,830	1.4
Machinery	6,320	0.2		10,857	0.4
Marine	14,547	0.5		14,268	0.5
Media	2,455	0.1		2,461	0.1
Oil, Gas and Consumable Fuels	23,817	0.9		41,214	1.6
Paper and Forest Products	6,886	0.3		6,835	0.3
Pharmaceuticals	78,412	2.9		79,284	3.0
Professional Services	62,431	2.3		60,388	2.3
Real Estate Management and Development	75,207	2.8		69,404	2.7
Road and Rail	14,237	0.5		14,223	0.6
Software	752,727	28.2		731,779	28.0
Specialty Retail	134,313	5.0		129,582	5.0
Textiles, Apparel and Luxury Goods	778	0.0	*	809	0.0	*
Trading Companies and Distributors	16,786	0.6		16,790	0.6
Water Utilities	4,179	0.2		4,119	0.2
Total	$2,665,090	100.0%		$2,617,016	100.0%

*	Represents an amount less than 0.1%

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

The outstanding forward currency contracts as of December 31, 2023 and September 30, 2023 were as follows:

As of December 31, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	€2,985	EUR	$3,740	USD	6/14/2024	408	—
Macquarie Bank Limited	£4,500	GBP	$6,182	USD	8/27/2024	427	—
Macquarie Bank Limited	$6,000	CAD	$4,717	USD	9/4/2024	165	—
Macquarie Bank Limited	£6,500	GBP	$8,567	USD	9/5/2024	266	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	148	—
Macquarie Bank Limited	£15,000	GBP	$20,258	USD	9/30/2024	1,079	—
Macquarie Bank Limited	£16,290	GBP	$21,848	USD	9/30/2024	1,027	—
Macquarie Bank Limited	€14,650	EUR	$17,567	USD	11/12/2024	1,106	—
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	289	—
Macquarie Bank Limited	€12,400	EUR	$14,586	USD	12/23/2024	635	—
Macquarie Bank Limited	£5,600	GBP	$7,321	USD	3/17/2025	161	—
Macquarie Bank Limited	$10,800	CAD	$8,235	USD	7/15/2024	55	—
Macquarie Bank Limited	€20,700	EUR	$22,363	USD	7/21/2025	—	(1,026)
Macquarie Bank Limited	£8,750	GBP	$10,667	USD	7/21/2025	—	(521)
						$5,766	$(1,547)

As of September 30, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	€2,985	EUR	$3,740	USD	6/14/2024	525	—
Macquarie Bank Limited	£4,500	GBP	$6,182	USD	8/27/2024	651	—
Macquarie Bank Limited	$6,000	CAD	$4,717	USD	9/4/2024	270	—
Macquarie Bank Limited	£6,500	GBP	$8,567	USD	9/5/2024	594	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	245	—
Macquarie Bank Limited	£15,000	GBP	$20,258	USD	9/30/2024	1,828	—
Macquarie Bank Limited	£16,290	GBP	$21,848	USD	9/30/2024	1,842	—
Macquarie Bank Limited	€14,650	EUR	$17,567	USD	11/12/2024	1,676	—
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	379	—
Macquarie Bank Limited	€12,400	EUR	$14,586	USD	12/23/2024	1,123	—
Macquarie Bank Limited	£5,600	GBP	$7,321	USD	3/17/2025	449	—
Macquarie Bank Limited	$10,800	CAD	$8,235	USD	7/15/2024	246	—
Macquarie Bank Limited	€20,700	EUR	$22,363	USD	7/21/2025	—	(156)
Macquarie Bank Limited	£8,750	GBP	$10,667	USD	7/21/2025	—	(9)
						$9,828	$(165)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of December 31, 2023 and September 30, 2023.

As of December 31, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$5,766	$(1,547)	$4,219	$—	$4,219

As of September 30, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$9,828	$(165)	$9,663	$—	$9,663

(1)The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the three months ended December 31, 2023 and 2022 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2023	2022
Foreign exchange	$—	$936

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended December 31,
	2023	2022
Foreign exchange	$(5,444)	$(11,487)

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three months ended December 31, 2023 and 2022:

Average U.S. Dollar notional outstanding	Three months ended December 31,
	2023	2022
Forward currency contracts	$154,660	$169,030

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2023 and 2022. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2023 and September 30, 2023, were valued using Level 3 inputs. As of both December 31, 2023 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2023 and September 30, 2023:

As of December 31, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,525,418	$2,525,418
Equity investments(1)	—	—	139,672	139,672
Money market funds(1)(2)	19,726	—	—	19,726
Forward currency contracts	—	5,766	—	5,766
Total assets, at fair value:	$19,726	$5,766	$2,665,090	$2,690,582
Liabilities, at fair value:
Forward currency contracts	$—	$(1,547)	$—	$(1,547)
Total liabilities, at fair value:	$—	$(1,547)	$—	$(1,547)

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,475,840	$2,475,840
Equity investments(1)	—	—	141,176	141,176
Money market funds(1)(2)	12,916	—	—	12,916
Forward currency contracts	—	9,828	—	9,828
Total assets, at fair value:	$12,916	$9,828	$2,617,016	$2,639,760
Liabilities, at fair value:
Forward currency contracts	$—	$(165)	$—	$(165)
Total liabilities, at fair value:	$—	$(165)	$—	$(165)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three months ended December 31, 2023 and 2022 reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of December 31, 2023 and 2022 was $6,175 and $(2,337), respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the three months ended December 31, 2023 and 2022:

	For the three months ended December 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$2,475,840	$141,176	$2,617,016
Net change in unrealized appreciation (depreciation) on investments	(496)	(3,902)	(4,398)
Net translation of investments in foreign currencies	9,707	3	9,710
Realized gain (loss) on investments	—	(6)	(6)
Realized gain (loss) on translation of investments in foreign currencies	6	—	6
Fundings of (proceeds from) revolving loans, net	895	—	895
Fundings of investments	109,979	2,841	112,820
PIK interest and non-cash dividends	5,703	2,456	8,159
Proceeds from principal payments and sales of portfolio investments	(79,159)	(2,896)	(82,055)
Accretion of discounts and amortization of premiums	2,943	—	2,943
Fair value, end of period	$2,525,418	$139,672	$2,665,090

	For the three months ended December 31, 2022
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$2,192,016	$124,087	$2,316,103
Net change in unrealized appreciation (depreciation) on investments	(14,505)	(4,092)	(18,597)
Net translation of investments in foreign currencies	15,237	11	15,248
Realized gain (loss) on investments	—	2,522	2,522
Realized gain (loss) on translation of investments in foreign currencies	(400)	—	(400)
Fundings of (proceeds from) revolving loans, net	441	—	441
Fundings of investments	153,028	7,804	160,832
PIK interest and non-cash dividends	2,328	1,883	4,211
Proceeds from principal payments and sales of portfolio investments	(77,504)	(3,007)	(80,511)
Accretion of discounts and amortization of premiums	2,110	—	2,110
Fair value, end of period	$2,272,751	$129,208	$2,401,959

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2023 and September 30, 2023:

Quantitative information about Level 3 Fair Value Measurements
	Fair value as of December 31, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$205,631	Yield analysis	Market interest rate	8.5% - 16.3% (10.1%)
		Market comparable companies	EBITDA multiples	6.1x - 24.0x (15.0x)
One stop loans(3)(4)	$2,289,907	Yield analysis	Market interest rate	7.8% - 20.0% (10.7%)
		Market comparable companies	EBITDA multiples	4.3x - 34.0x (16.9x)
		Market comparable companies	Revenue multiples	1.6x - 27.0x (8.3x)
Subordinated debt and second lien loans	$29,880	Yield analysis	Market interest rate	11.0% - 14.3% (11.8%)
		Market comparable companies	EBITDA multiples	9.5x - 23.8x (20.4x)
Equity(5)	$139,672	Market comparable companies	EBITDA multiples	4.3x - 32.0x (16.4x)
			Revenue multiples	2.4x - 18.0x (11.5x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)$2,236 of loans at fair value were valued using the market comparable companies approach only.

(3)$48,621 of loans at fair value were valued using the market comparable companies approach only.

(4)The Company valued $1,956,379 and $333,528 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)The Company valued $125,875 and $13,797 of equity investments using EBITDA and revenue multiples, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Quantitative information about Level 3 Fair Value Measurements
	Fair value of September 30, 2023	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$234,332	Yield analysis	Market interest rate	8.0% - 17.8% (10.1%)
		Market comparable companies	EBITDA multiples	8.0x - 24.0x (15.7x)
One stop loans(3)(4)	$2,213,560	Yield analysis	Market interest rate	7.3% - 26.3% (10.6%)
		Market comparable companies	EBITDA multiples	7.5x - 34.0x (17.0x)
		Market comparable companies	Revenue multiples	1.7x - 27.0x (8.4x)
Subordinated debt and second lien loans(3)	$27,948	Yield analysis	Market interest rate	10.3% - 14.3% (13.8%)
		Market comparable companies	EBITDA multiples	9.5x - 22.0x (20.7x)
Equity(5)	$141,176	Market comparable companies	EBITDA multiples	8.5x - 35.0x (16.4x)
			Revenue multiples	3.2x - 18.0x (11.5x)

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

The following are the carrying values and fair values of the Company’s debt as of December 31, 2023 and September 30, 2023:

	As of December 31, 2023		As of September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$1,287,508	$1,282,451	$1,240,900	$1,235,197

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of December 31, 2023, the Company’s asset coverage for borrowed amounts was 212.2%.

2022-2 Debt Securitization: On December 14, 2022, the Company completed a $386,600 term debt securitization (the “2022-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations, or CLOs, and are a form of secured financing incurred by a subsidiary of the Company, which are consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2022-2 Debt Securitization (the “2022-2 Notes”) were issued by the 2022-2 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2022-2 Notes offered in the 2022-2 Debt Securitization consist of $140,000 of AAA Class A Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month term SOFR plus 2.60%; $38,800 of AA Class B Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month term SOFR plus 3.09% (the “Class B 2022-2 Notes” and, together with the Class A 2022-2 Notes, the “Secured 2022-2 Notes”); $85,000 of AAA Class A Senior Secured Floating Rate Loans maturing 2034, which bear interest at the three-month term SOFR plus 2.60% (the “Class A 2022-2 Loans” and, together with the Secured 2022-2 Notes, the “Secured 2022-2 Debt”); and $122,800 of Subordinated Notes due 2122 (the “Subordinated 2022-2 Notes”), which do not bear interest. The Company indirectly retained all of the Class B 2022-2 Notes and Subordinated 2022-2 Notes which were eliminated in consolidation. The Class A 2022-2 Notes and Class A 2022-2 Loans are included in the December 31, 2023 and September 30, 2023 Consolidated Statement of Financial Condition as debt of the Company.

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

As of both December 31, 2023 and September 30, 2023, there were 75 portfolio companies, with a total fair value of $376,701 and $378,345, respectively, securing the 2022-2 Debt Securitization. The pool of loans in the 2022-2 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The interest charged under the 2022-2 Debt Securitization is based on three-month term SOFR. The three-month term SOFR rate in effect as of December 31, 2023 based on the last interest rate reset was 5.4%. For the three months ended December 31, 2023 and 2022, the components of interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the 2022-2 Debt Securitization were as follows:

	Three months ended December 31,
	2023	2022
Stated interest expense	$4,588	$800
Amortization of debt issuance costs	186	36
Total interest expense	$4,774	$836
Cash paid for interest expense	$4,548	$—
Annualized average stated interest rate	8.1%	7.2%
Average outstanding balance	$225,000	$44,022

As of December 31, 2023, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A 2022-2 Notes and Class A 2022-2 Loans were as follows:

Description	Class A 2022-2 Notes	Class A 2022-2 Loans
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$140,000	$85,000
S&P Rating	"AAA"	"AAA"
Interest Rate	SOFR + 2.60%	SOFR + 2.60%

2022 Debt Securitization: On January 25, 2022, the Company completed a $401,750 asset-backed securitization (the “2022 Debt Securitization”). Asset-backed securitizations are a form of secured financing incurred by a subsidiary of the Company, which is controlled by the Company and subject to its overall asset coverage requirement. The notes offered in the 2022 Debt Securitization were issued by the 2022 Issuer and are backed by a diversified portfolio of senior secured loans. The notes offered in the 2022 Debt Securitization consist of $252,000 of Class A Senior Secured Floating Rate Notes, which bear interest at a benchmark interest rate, which will be based on three-month term SOFR, plus 2.00% (the “Secured 2022 Notes”) and $149,750 of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). The Secured 2022 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Subordinated 2022 Notes, and the Subordinated 2022 Notes were eliminated in consolidation. The Secured 2022 Notes are included in the December 31, 2023 and September 30, 2023 Consolidated Statements of Financial Condition as debt of the Company.

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

As of both December 31, 2023 and September 30, 2023, there were 54 portfolio companies with a total fair value of $391,720 and $399,719, respectively, securing the 2022 Debt Securitization. The pool of loans in the 2022 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The interest charged under the 2022 Debt Securitization is based on three-month term SOFR. The three-month term SOFR rate in effect as of December 31, 2023 based on the last interest rate reset was 5.4%. For the three months ended December 31, 2023 and 2022, the components of interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the 2022 Debt Securitization were as follows:

	Three months ended December 31,
	2023	2022
Stated interest expense	$4,764	$3,643
Amortization of debt issuance costs	187	187
Total interest expense	$4,951	$3,830
Cash paid for interest expense	$4,718	$2,883
Annualized average stated interest rate	7.5%	5.7%
Average outstanding balance	$252,000	$252,000

As of December 31, 2023, the class, amount, rating and interest rate (expressed as a spread to three-month term SOFR, as applicable) of the 2022 Debt Securitization was as follows:

Description	Secured 2022 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$252,000
Kroll Bond Rating Agency Rating	A
Interest Rate	SOFR + 2.0%

2021 Debt Securitization: On March 11, 2021, the Company completed a $398,850 term debt securitization (the “2021 Debt Securitization”). Term debt securitizations are also known as CLOs. Term debt securitizations are a form of secured financing incurred by the Company, which are consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2021 Debt Securitization (the “2021 Notes”) were issued by the 2021 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2021 Notes offered in the 2021 Debt Securitization consist of $224,000 of AAA Class A 2021 Notes, which bear interest at the three-month SOFR plus 1.60%; $28,000 of AA Class B 2021 Notes, which bear interest at the three-month SOFR plus 1.85%; $36,000 of A Class C-1 2021 Notes, which bear interest at the three-month SOFR plus 2.80%; $10,000 A Class C-2 2021 Notes, which bear interest at 3.91%; up to $28,000 of BBB- Class D 2021 Notes, which were unfunded on the closing date of the 2021 Debt Securitization and which, if funded, will bear interest at the three-month SOFR plus a spread set in connection with the funding date but which in no event will be greater than 5.00% (the Class D 2021 Notes, together with the Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes and the Class C-2 2021 Notes are referred to as the “Secured 2021 Notes”); and approximately $100,850 of Subordinated 2021 Notes, which do not bear interest. The Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes, and the Class C-2 2021 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Class D 2021 Notes and Subordinated 2021 Notes which were eliminated in consolidation. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the December 31, 2023 and September 30, 2023 Consolidated Statements of Financial Condition as debt of the Company.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of December 31, 2023 and September 30, 2023, there were 73 and 75 portfolio companies, respectively, with total fair value of $380,482 and $392,835, respectively, securing the 2021 Notes. The pool of loans in the 2021 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2021 Debt Securitization is based on three-month SOFR plus a spread adjustment of 0.26161%. The three-month term SOFR in effect as of December 31, 2023 based on the last interest rate reset was 5.4%. For the three months ended December 31, 2023 and 2022, the components of interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the 2021 Debt Securitization were as follows:

	Three months ended December 31,
	2023	2022
Stated interest expense	$5,556	$4,205
Amortization of debt issuance costs	109	109
Total interest expense	$5,665	$4,314
Cash paid for interest expense	$5,445	$3,322
Annualized average stated interest rate	7.4%	5.6%
Average outstanding balance	$298,000	$298,000

As of December 31, 2023, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month term SOFR, as applicable) of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and the Class C-2 2021 Notes were as follows:

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

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of December 31, 2023 and September 30, 2023, the Company was permitted to borrow up to $100,000 and which had a maturity date of September 1, 2026. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of December 31, 2023 was 5.2%. On September 1, 2023, the Company amended the revolving loan agreement with the Investment Adviser to, among other things, increase the borrowing capacity from $40,000 to $100,000, extend the maturity date to September 1, 2026 and to allow for borrowings in foreign currencies. As of December 31, 2023 and September 30, 2023, the Company had no outstanding debt under the Adviser Revolver.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

For the three months ended December 31, 2023 and 2022, the stated interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the Adviser Revolver were as follows:

Three months ended December 31,
	2023	2022
Stated interest expense	$—	$—
Cash paid for interest expense	—	—
Annualized average stated interest rate	N/A	N/A
Average outstanding balance	$—	$—

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

For the three months ended December 31, 2023 and 2022, the components of interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the SB Revolver were as follows:

	Three months ended December 31,
	2023	2022
Stated interest expense	$—	$1,330
Facility fees	—	—
Amortization of debt issuance costs	—	129
Total interest expense	$—	$1,459
Cash paid for interest expense	$—	$1,278
Annualized average stated interest rate	—%	5.3%
Average outstanding balance	$—	$100,000

DB Credit Facility: On September 10, 2019 (the “Effective Date”), the Company and GBDC 3 Funding entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. The period during which GBDC 3 Funding may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and continues through March 10, 2024 unless there is an earlier termination or event of default. The DB Credit Facility will mature on the earliest of (i) three years from the last day of the Revolving Period, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default. On March 8, 2023, the Company entered into an amendment on the DB Credit Facility to, among other things, decrease the borrowing capacity thereunder from up to an aggregate of $750,000 to $625,000, extend the Revolving Period to March 10, 2024, and amend the interest rate at which borrowings are made to the applicable base rate plus 2.55% during the Revolving Period, and 3.05% after the Revolving Period. As of December 31, 2023, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $625,000, subject to leverage and borrowing base restrictions, and has a maturity date of March 10, 2027.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of December 31, 2023, the DB Credit Facility bears interest at the applicable base rate plus 2.55% per annum during the Revolving Period and 3.05% after the Revolving Period. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling and (v) the three-month term SOFR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

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

As of December 31, 2023 and September 30, 2023, the Company had outstanding debt under the DB Credit Facility of $512,508 and $465,900, respectively.

For the three months ended December 31, 2023 and 2022, the components of interest expense, cash paid for interest expense, annualized average interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended December 31,
	2023	2022
Stated interest expense	$9,109	$6,449
Facility fees	511	667
Amortization of debt issuance costs	822	462
Total interest expense	$10,442	$7,578
Cash paid for interest expense	$9,287	$5,468
Annualized average stated interest rate	8.0%	5.6%
Average outstanding balance	$452,792	$454,225

For the three months ended December 31, 2023 and 2022, the average total debt outstanding was $1,227,792 and $1,148,247, respectively.

For the three months ended December 31, 2023 and 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 8.4% and 6.2%, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

A summary of the Company’s maturity requirements for borrowings as of December 31, 2023 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
DB Credit Facility	$512,508	$—	$—	$512,508	$—
2021 Debt Securitization	298,000	—	—	—	298,000
2022 Debt Securitization	252,000	—	—	—	252,000
2022-2 Debt Securitization	225,000	—	—	—	225,000
Total borrowings	$1,287,508	$—	$—	$512,508	$775,000

Note 9. Commitments and Contingencies

Commitments: As of December 31, 2023, the Company had outstanding commitments to fund investments totaling $172,242, including $22,457 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $176,001, including $22,517 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to “Note 6. Forward Currency Contracts” for outstanding forward currency contracts as of December 31, 2023 and September 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Three months ended December 31,
Per share data:(1)	2023	2022
Net asset value at beginning of period	$15.00	$14.89
Distributions declared:(2)
From net investment income - after tax	(0.83)	(0.28)
Net investment income - after tax	0.57	0.34
Net realized gain (loss) on investment transactions	—	0.03
Net change in unrealized appreciation (depreciation) on investment transactions(3)	(0.04)	(0.22)
Net asset value at end of period	$14.70	$14.76
Total return based on net asset value per share(4)	3.59%	0.99%
Number of common shares outstanding	99,832,145.354	87,217,538.663

	Three months ended December 31,
Listed below are supplemental data and ratios to the financial highlights:	2023	2022
Ratio of net investment income - after tax to average net assets*	15.25%	8.96%
Ratio of total expenses to average net assets*(5)	10.92%	9.15%
Ratio of management fee waiver to average net assets*	(0.70)%	(0.70)%
Ratio of incentive fee waiver to average net assets(5)	(0.16)%	(0.13)%
Ratio of incentive fees to average net assets(5)	0.66%	0.53%
Ratio of excise tax to average net assets(5)	—%	0.05%
Ratio of incentive fee - reimbursement to average net assets (5)	(1.04)%	—%
Ratio of net expenses to average net assets*(5)	9.02%	8.32%
Ratio of total expenses (without incentive fees) to average net assets*(5)	9.56%	7.92%
Total return based on average net asset value(6)	3.57%	1.04%
Total return based on average net asset value - annualized(6)	14.21%	4.12%
Net assets at end of period	$1,467,532	$1,287,336
Average debt outstanding	$1,227,792	$1,148,247
Average debt outstanding per share	$12.30	$13.17
Portfolio Turnover *	12.40%	13.45%
Asset coverage ratio(7)	212.17%	206.51%
Asset coverage ratio per unit(8)	$2,122	$2,065
Average market value per unit(9):
SB Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A
2021 Debt Securitization	N/A	N/A
2022 Debt Securitization	N/A	N/A
2022-2 Debt Securitization	N/A	N/A
Other short-term borrowings	N/A	N/A

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
(5)Incentive fees and excise tax are not annualized in the calculation.
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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
	2023	2022
Earnings available to stockholders	$50,916	$13,331
Basic and diluted weighted average shares outstanding	96,188,744	86,259,604
Basic and diluted earnings per share	$0.53	$0.15

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the three months ended December 31, 2023 and 2022:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the three months ended December 31, 2023
08/03/2023	10/02/2023	10/05/2023	94,630,773.096	$0.1640	(1)	$15,519
08/03/2023	10/20/2023	12/27/2023	94,835,450.565	0.1218		11,552
11/17/2023	11/20/2023	12/27/2023	94,835,450.565	0.1577		14,957
11/17/2023	12/08/2023	12/14/2023	99,111,951.713	0.3000		29,734
11/17/2023	12/15/2023	02/20/2024	99,501,919.264	0.0893		8,888
Total dividends declared for the three months ended December 31, 2023						$80,650

Total dividends declared for the three months ended December 31, 2022
08/05/2022	10/18/2022	12/28/2022	85,511,291.055	$—	(2)	$—
11/18/2022	12/15/2022	12/20/2022	86,854,896.195	0.2800		24,319
Total dividends declared for the three months ended December 31, 2022						$24,319

(1) On August 3, 2023, the Company’s board of directors declared a special distribution of $0.1640 per share in connection with the incentive fee payments deposited in escrow and returned to the Company for the benefit of its stockholders in accordance with the Investment Advisory Agreement.

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

The following table summarizes the Company’s distributions reinvested during the three months ended December 31, 2023 and 2022:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the three months ended December 31, 2023
October 5, 2023	204,677.469	$15.00	$3,070
November 21, 2023	364,144.163	15.00	5,462
December 14, 2023	389,967.551	14.70	5,733
December 27, 2023	330,226.090	14.70	4,854
	1,289,015.273		$19,119

For the three months ended December 31, 2022
December 20, 2022	362,642.468	$14.89	$5,399
	362,642.468		$5,399
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 13. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

Merger Agreement with Golub Capital BDC, Inc. (the “Proposed Merger”)

On January 16, 2024, the Company entered into an Agreement and Plan of Merger (the “GBDC 3 Merger Agreement”) with Golub Capital BDC, Inc., a Delaware corporation (“GBDC”), Park Avenue Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of GBDC (“Merger Sub”), the Investment Advisor, and, for certain limited purposes, the Administrator. The GBDC 3 Merger Agreement provides that, subject to the conditions set forth in the GBDC 3 Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of GBDC and, immediately thereafter, the Company will merge with and into GBDC, with GBDC continuing as the surviving company. The parties to the GBDC 3 Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.

In the Proposed Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger, except for shares, if any, owned by GBDC or any of its consolidated subsidiaries (the “Cancelled Shares), will be converted into the right to receive a number of GBDC’s common stock equal to the Exchange Ratio (as defined below) in connection with the closing of the Merger.

Under the terms of the GBDC 3 Merger Agreement, the “Exchange Ratio” will be determined as of a mutually agreed date (such date, the “Determination Date”) no earlier than 48 hours (excluding Sundays and holidays) prior to the effective date of the merger and based on (i) the net asset value (“NAV”) per share of GBDC and GBDC 3 (the “GBDC Per Share NAV” and the “GBDC 3 Per Share NAV”, respectively) and (ii) the closing price per share of GBDC’s common stock on the Nasdaq on either the Determination Date or, if the Nasdaq is closed on the Determination Date, the most recent trading day prior to the Determination Date (the “GBDC Common Stock Price”). The Exchange Ratio will be calculated as follows:

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

(i) if the GBDC Common Stock Price is greater than the GBDC Per Share NAV, then the Exchange Ratio shall be the quotient (rounded to the fourth nearest decimal) of: (A) the amount equal to (x) GBDC 3 Per Share NAV multiplied by (y) the sum of (a) one (1) and (b) the GBDC 3 Share of GBDC Premium (as defined below); divided by (B) the GBDC Common Stock Price; provided, that, the amount set forth in sub-clause (y) for the purposes of the calculation shall not be greater than, and shall be subject to a cap of, 1.03. “GBDC 3 Share of GBDC Premium” means fifty percent (50%) multiplied by the difference between (A) the quotient of (x) GBDC Common Stock Price; divided by (y) GBDC Per Share NAV and (B) one (1); or

(ii) if the GBDC Common Stock Price is equal to or lesser than GBDC Per Share NAV, then the Exchange Ratio will be the quotient (rounded to the fourth nearest decimal) of: (A) the GBDC 3 Per Share NAV, divided by (B) the GBDC Per Share NAV.

Consummation of the Merger, which is currently anticipated to occur during the first half of calendar year 2024, is subject to certain closing conditions, including (1) requisite approvals of the Company’s stockholders and GBDC’s stockholders, (2) the absence of certain legal impediments to the consummation of the Merger, (3) effectiveness of the registration statement for GBDC’s common stock to be issued as consideration in the Merger, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the GBDC 3 Merger Agreement, and (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

On January 16, 2024, GC Advisors entered into a waiver letter agreement (the “Waiver”) to the Investment Advisory Agreement pursuant to which GC Advisors agreed to irrevocably waive any Subordinated Liquidation Incentive Fee (as defined in the Investment Advisory Agreement) that would otherwise be payable in connection with the transactions contemplated by the GBDC 3 Merger Agreement.

On November 17, 2023 and February 2, 2024, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 19, 2024	March 19, 2024	Net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2024 through January 31, 2024
February 26, 2024	May 21, 2024
In an amount (if positive) such that the net asset value of the Company as of February 29, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period February 1, 2024 through February 29, 2024 and the payment of this distribution is $14.70 per share

March 15, 2024	May 21, 2024
In an amount (if positive) such that the net asset value of the Company as of March 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period March 1, 2024 through March 31, 2024 and the payment of this distribution is $14.70 per share

April 19, 2024	June 18, 2024
In an amount (if positive) such that the net asset value of the Company as of April 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2024 through April 30, 2024 and the payment of this distribution is $14.70 per share

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited interim consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and “GBDC 3” refer to Golub Capital BDC 3, Inc. and its consolidated subsidiaries.

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
•the effect of changes to tax legislation and our tax position; and
•the Proposed Merger (as defined below), the likelihood the Proposed Merger is completed and the anticipated timing of its completion.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2023.

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

Our investment objective is to generate current income and capital appreciation by investing primarily in one stop (a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans and that are often referred to by other middle-market lenders as unitranche loans) and other senior secured loans of U.S. middle-market companies. We also selectively invest in second lien and subordinated loans of, and warrants and minority equity securities in U.S. middle-market companies. We intend to achieve our investment objective by (1) accessing the established loan origination channels developed by Golub Capital, a leading lender to U.S. middle-market companies with over $65.0 billion in capital under management as of January 1, 2024, (2) selecting investments within our core middle-market company focus, (3) partnering with experienced private equity firms, or sponsors, in many cases with whom Golub Capital has invested alongside in the past, (4) implementing the disciplined underwriting standards of Golub Capital and (5) drawing upon the aggregate experience and resources of Golub Capital.

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

As of December 31, 2023 and September 30, 2023, our portfolio at fair value was comprised of the following:

	As of December 31, 2023		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$205,631	7.7%	$234,332	9.0%
One stop	2,289,907	85.9	2,213,560	84.6
Second lien	13,398	0.5	11,743	0.4
Subordinated debt	16,482	0.7	16,205	0.6
Equity	139,672	5.2	141,176	5.4
Total	$2,665,090	100.0%	$2,617,016	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of December 31, 2023 and September 30, 2023, one stop loans included $333.5 million and $326.0 million, respectively, of recurring revenue loans at fair value.

As of December 31, 2023 and September 30, 2023, we had debt and equity investments in 308 and 291 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the annualized total return based on our average net asset value, in each case for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	For the three months ended
	December 31, 2023	September 30, 2023	December 31, 2022
Weighted average income yield(1)*	12.2%	11.8%	10.0%
Weighted average investment income yield(2)*	12.6%	12.3%	10.4%
Total return based on average net asset value(3)*	14.2%	12.0%	4.1%

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

As of December 31, 2023, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 8.9% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the three months ended December 31, 2023 and 2022, GBDC 3 earned a fiscal year-to-date IRR of 25.4% and 4.1%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders' net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Recent Developments

Merger Agreement with Golub Capital BDC, Inc. (the ‘Proposed Merger”)

On January 16, 2024, we entered into an Agreement and Plan of Merger, or the GBDC 3 Merger Agreement, with Golub Capital BDC, Inc., a Delaware corporation, or GBDC, Park Avenue Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of GBDC, or the Merger Sub, GC Advisors LLC, or GC Advisors, and, for certain limited purposes, Golub Capital LLC, or the Administrator. The GBDC 3 Merger Agreement provides that, subject to the conditions set forth in the GBDC 3 Merger Agreement, Merger Sub will merge with and into us, with us continuing as the surviving company and as a wholly-owned subsidiary of GBDC and, immediately thereafter, we will merge with and into GBDC, with GBDC continuing as the surviving company. See “Note 13. Subsequent Events—Merger Agreement with Golub Capital BDC, Inc.” for a description of the terms of the GBDC 3 Merger Agreement and the transactions contemplated by the GBDC 3 Merger Agreement.

Waiver Letter Agreement

On January 16, 2024, GC Advisors entered into a waiver letter agreement to the Investment Advisory Agreement pursuant to which GC Advisors agreed to irrevocably waive any Subordinated Liquidation Incentive Fee (as defined in the Investment Advisory Agreement) that would otherwise be payable in connection with the transactions contemplated by the Merger Agreement. See “Note 13. Subsequent Events—Merger Agreement with Golub Capital BDC, Inc.” for a description of the terms of the Waiver.

On November 17, 2023 and February 2, 2024, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
January 19, 2024	March 19, 2024	Net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period January 1, 2024 through January 31, 2024
February 26, 2024	May 21, 2024	In an amount (if positive) such that our net asset value as of February 29, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period February 1, 2024 through February 29, 2024 and the payment of this distribution is $14.70 per share
March 15, 2024	May 21, 2024	In an amount (if positive) such that our net asset value as of March 31, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period March 1, 2024 through March 31, 2024 and the payment of this distribution is $14.70 per share
April 19, 2024	June 18, 2024	In an amount (if positive) such that our net asset value as of April 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2024 through April 30, 2024 and the payment of this distribution is $14.70 per share

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

Consolidated operating results for the three months ended December 31, 2023, September 30, 2023, and December 31, 2022 are as follows:

	Three months ended			Variances	Variances
	December 31, 2023	September 30, 2023	December 31, 2022	December 31, 2023 vs. September 30, 2023	December 31, 2023 vs. December 31, 2022
	(In thousands)
Interest income	$70,614	$67,534	$53,661	$3,080	$16,953
Payment-in-kind interest income	4,871	4,826	2,427	45	$2,444
Accretion of discounts and amortization of premiums	2,943	2,121	2,110	822	833
Non-cash dividend income	2,456	2,377	1,883	79	573
Dividend income	—	8	6	(8)	(6)
Fee income	166	145	210	21	(44)
Total investment income	81,050	77,011	60,297	4,039	20,753
Net expenses	26,396	39,738	30,614	(13,342)	(4,218)
Net investment income before tax	54,654	37,273	29,683	17,381	24,971
Excise tax	—	—	655	—	(655)
Net investment income after tax	54,654	37,273	29,028	17,381	25,626
Net realized gain (loss) on investment transactions	7	158	3,051	(151)	(3,044)
Net change in unrealized appreciation (depreciation) on investment transactions	(3,745)	4,122	(18,748)	(7,867)	15,003
Net increase (decrease) in net assets resulting from operations	$50,916	$41,553	$13,331	$9,363	$37,585
Average earning debt investments, at fair value	$2,481,048	$2,414,456	$2,242,944	$66,592	$238,104
Average earning preferred equity investments, at fair value	$73,575	$69,730	$62,807	$3,845	$10,768

Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. In addition, as we have continued to deploy capital, we have experienced significant growth in total assets, total liabilities and net assets. As a result, quarterly and year-to-date comparisons of operating results may not be meaningful.

Investment Income

Investment income increased from the three months ended September 30, 2023 to the three months ended December 31, 2023 by $4.0 million, primarily due to an increase in interest income due to an increase in the average earning debt investments balance of $66.6 million and an increase in accretion income resulting from increased payoffs of portfolio company investments.

Investment income increased from the three months ended December 31, 2022 to the three months ended December 31, 2023 by $20.8 million, primarily due to an increase in interest income due to rising LIBOR and SOFR interest base rates coupled with an increase in the average earning debt investments balance of $238.1 million and an increase in accretion income resulting from increased payoffs of portfolio company investments.

The annualized income yield by debt security type for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022 are as follows:

	Three months ended
	December 31, 2023	September 30, 2023	December 31, 2022
Senior secured	11.2%	10.4%	9.0%
One stop	12.0%	11.8%	10.0%
Second lien	13.7%	13.0%	11.7%
Subordinated debt	14.8%	15.9%	15.8%

Income yields on senior secured and one stop loans increased for the three months ended December 31, 2023 as compared to the three months ended September 30, 2023, primarily due to rising SOFR rates. Income yields on senior secured and one stop loans increased for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, primarily due to rising LIBOR and SOFR rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 97.0% of the loan portfolio at fair value is subject to an interest rate floor. As of both December 31, 2023 and September 30, 2023, the weighted average base rate floor of our loans was 0.79%.

As of December 31, 2023, we have second lien investments in four portfolio companies and subordinated debt investments in four portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended December 31, 2023, September 30, 2023, and December 31, 2022:

	Three months ended			Variances	Variances
	December 31, 2023	September 30, 2023	December 31, 2022	December 31, 2023 vs. September 30, 2023	December 31, 2023 vs. December 31, 2022
	(In thousands)
Interest and facility fee expenses	$24,528	$23,879	$17,094	$649	$7,434
Amortization of debt issuance costs	1,304	894	923	410	381
Base management fee, net of waiver	6,745	6,540	6,060	205	685
Income incentive fee, net of waiver	7,020	6,577	5,122	443	1,898
Incentive fee - reimbursement	(14,875)	—	—	(14,875)	(14,875)
Professional fees	427	630	428	(203)	(1)
Administrative service fee	1,043	958	900	85	143
General and administrative expenses	204	260	87	(56)	117
Net expenses	$26,396	$39,738	$30,614	$(13,342)	$(4,218)
Average debt outstanding	$1,227,792	$1,219,704	$1,148,247	$8,088	$79,545

Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $1.1 million from the three months ended September 30, 2023 to the three months ended December 31, 2023, primarily due to an increase in average debt outstanding of $8.1 million as well as rising SOFR rates on borrowings from our floating rate debt facilities.

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $7.8 million from the three months ended December 31, 2022 to the three months ended December 31, 2023, primarily due to an increase in average debt outstanding of $79.5 million as well as rising LIBOR and SOFR rates on borrowings from our floating rate debt facilities. For more information about our outstanding borrowings for the three months ended December 31, 2023 and 2022, including the terms thereof, see “Note 8. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended December 31, 2023, September 30, 2023, and December 31, 2022, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 8.4%, 8.1% , and 6.2%, respectively.

The effective average interest rate increased for both the three months ended December 31, 2023 to the three months ended September 30, 2023 and the three months ended December 31, 2023 compared to the three months ended December 31, 2022 primarily due to rising interest rates on our borrowings from floating rate debt facilities.

Management Fees

The base management fee, net of waiver, increased as a result of an increase in average gross assets for the three months ended September 30, 2023 to the three months ended December 31, 2023. The base management fee, net of waiver, increased as a result of an increase in average gross assets for the three months ended December 31, 2022 to the three months ended December 31, 2023.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee, net of waiver, increased by $0.4 million from the three months ended September 30, 2023 to the three months ended December 31, 2023, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising SOFR rates and an increase in accretion income during fiscal year 2024. The Income Incentive Fee, net of waiver, increased by $1.9 million from the three months ended December 31, 2022 to the three months ended December 31, 2023, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising LIBOR and SOFR rates and an increase in accretion income during the first quarter of fiscal year 2024.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 15.0% for the three months ended December 31, 2023, September 30, 2023, and December 31, 2022.

During the three months ended December 31, 2023, we recognized $14.9 million of reimbursement of prior period incentive fee payment deposits held in the Escrow Account that was returned to us on October 2, 2023 for the benefit of shareholders in accordance with the Investment Advisory Agreement.

As of December 31, 2023 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the Capital Gain Incentive Fee actually payable under the Investment Advisory Agreement. As of December 31, 2023 and September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP. For the three months ended December 31, 2023, September 30, 2023, and December 31, 2022, there was no accrual of capital gain incentive fee under GAAP.

As of December 31, 2023 and September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP. For the three months ended December 31, 2023, September 30, 2023, and December 31, 2022, there was no capital gain incentive fee under GAAP. Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of December 31, 2023 and September 30, 2023, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses decreased by $0.2 million from the three months ended September 30, 2023 to the three months ended December 31, 2023 primarily due to reduced professional fees in the first quarter of fiscal year 2024 that were partially offset by an increase in the administrative service fee associated with servicing a growing portfolio.

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.3 million from the three months ended December 31, 2022 to the three months ended December 31, 2023 primarily due to higher professional fees and administrative expenses associated with servicing a growing portfolio.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended December 31, 2023, September 30, 2023, and December 31, 2022 were $0.9 million, $0.4 million, and $0.7 million, respectively.

As of December 31, 2023 and September 30, 2023, included in accounts payable and accrued expenses were $0.7 million and $0.9 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended			Variances	Variances
	December 31, 2023	September 30, 2023	December 31, 2022	December 31, 2023 vs. September 30, 2023	December 31, 2023 vs. December 31, 2022
	(In thousands)
Net realized gain (loss) from investments	$(6)	$207	$2,522	$(213)	$(2,528)
Net realized gain (loss) from foreign currency transactions	13	46	(407)	(33)	420
Net realized gain (loss) from forward currency contracts	—	(95)	936	95	(936)
Net realized gain (loss) on investment transactions	$7	$158	$3,051	$(151)	$(3,044)
Unrealized appreciation from investments	$12,831	$14,542	$7,851	$(1,711)	$4,980
Unrealized (depreciation) from investments	(17,229)	(9,619)	(26,448)	(7,610)	9,219
Unrealized appreciation (depreciation) from forward currency contracts	(5,444)	4,296	(11,487)	(9,740)	6,043
Unrealized appreciation (depreciation) on foreign currency translation	6,097	(5,097)	11,336	11,194	(5,239)
Net change in unrealized appreciation (depreciation) on investment transactions	$(3,745)	$4,122	$(18,748)	$(7,867)	$15,003

During the three months ended December 31, 2023, we had a net realized gain on investment transactions of less than $0.1 million, primarily driven by realized gains from translation of foreign currency amounts and transactions into U.S. dollars that were, partially offset by a realized loss on the partial redemption of an equity investment. During the three months ended September 30, 2023, we had a net realized gain of $0.2 million, primarily driven by the realized gain on the disposition of an equity investment in a portfolio company that was partially offset by a realized loss on the settlement of forward currency contracts. During the three months ended December 31, 2022, we had a net realized gain of $3.1 million, primarily due to realized gains on the sale of equity investments in multiple portfolio companies, and the gain on the settlement of forward currency contracts.

For the three months ended December 31, 2023, we had $12.8 million in unrealized appreciation on 117 portfolio company investments, which was offset by $17.2 million in unrealized depreciation on 197 portfolio company investments. For the three months ended September 30, 2023, we had $14.5 million in unrealized appreciation on 135 portfolio company investments, which was offset by $9.6 million in unrealized depreciation on 173 portfolio company investments. For the three months ended December 31, 2022, we had $7.9 million in unrealized appreciation on 71 portfolio company investments, which was offset by $26.4 million in unrealized depreciation on 209 portfolio company investments.

Unrealized appreciation for the three months ended December 31, 2023 and September 30, 2023 primarily resulted from the improved performance of certain portfolio companies and the reversal of unrealized depreciation due to spread tightening in the market during the second half of the calendar year 2023. Unrealized appreciation for the three months ended December 31, 2022 primarily resulted from loan repayments and improved performance of certain portfolio companies.

Unrealized depreciation for the three months ended December 31, 2023 and September 30, 2023 primarily resulted from isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the three months ended December 31, 2022 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year and, to a lesser extent, the reversal of the unrealized appreciation associated with the sale of portfolio company equity investments.

Liquidity and Capital Resources

For the three months ended December 31, 2023, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $33.2 million. During the period, we provided $13.9 million in operating activities, primarily as a result of fundings of portfolio investments of $112.8 million, which was partially offset by proceeds from principal payments and sales of portfolio investments of $82.1 million. During the same period, cash provided by financing activities was $19.2 million, primarily driven by borrowings on debt of $143.6 million and proceeds from the issuance of common shares of $59.6 million, that were partially offset by repayments of debt of $100.7 million and distributions paid of $83.3 million.

For the three months ended December 31, 2022, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $15.8 million. During the period, we used $54.1 million in operating activities, primarily as a result of fundings of portfolio investments of $160.8 million, partially offset by proceeds from principal payments and sales of portfolio investments of $80.5 million. During the same period, cash provided by financing activities was $69.9 million, primarily driven by borrowings on debt of $328.9 million and proceeds from the issuance of common shares of $20.0 million, that were partially offset by repayments of debt of $257.8 million and distributions paid of $18.9 million.

As of December 31, 2023 and September 30, 2023, we had cash and cash equivalents of $8.1 million and $9.5 million, respectively. In addition, as of December 31, 2023 and September 30, 2023, we had foreign currencies of $2.4 million and $1.1 million, respectively, restricted cash and cash equivalents of $88.8 million and $55.7 million, respectively, and restricted foreign currencies of $0.8 million and $0.5 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Effective December 7, 2023, the Company entered into an agreement to cancel subscriptions totaling $0.7 million. As of December 31, 2023, the Company had subscriptions totaling $1,387.2 million and no uncalled capital commitments. As of September 30, 2023, we had investor capital subscriptions totaling $1,387.9 million, of which $1,328.6 million had been called and contributed, leaving $59.4 million of uncalled investor capital subscriptions.

Revolving Debt Facilities

SB Revolver - On January 27, 2023, we repaid all amounts outstanding under the SB Revolver (as defined in Note 8 of our consolidated financial statements), following which the agreements governing the SB Revolver were terminated.

DB Credit Facility - On March 8, 2023, we entered into an amendment on the DB Credit Facility to, among other things, decrease the aggregate borrowing capacity from $750.0 million to $625.0 million, extend the Revolving Period (as defined in Note 8 of our consolidated financial statements) from March 10, 2023 to March 10, 2024 and amend the interest rate at which borrowings are made to the applicable base rate plus 2.55% during the Revolving Period and 3.05% after the Revolving Period. As of December 31, 2023 and September 30, 2023, the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) allowed our wholly-owned consolidated subsidiary, GBDC 3 Funding LLC, or GBDC 3 Funding, to borrow up to $625.0 million, respectively, at any one time outstanding, subject to leverage and borrowing base restrictions. As of December 31, 2023 and September 30, 2023, we had $512.5 million and $465.9 million outstanding under the DB Credit Facility, respectively. As of December 31, 2023 and September 30, 2023, subject to leverage and borrowing base restrictions, we had approximately $112.5 million and $159.1 million of remaining commitments, respectively, and $55.5 million and $68.4 million of availability on the DB Credit Facility, respectively.

Adviser Revolver - On September 1, 2023, we entered into an amendment on the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) to, among other things, increase the borrowing capacity from $40.0 million to $100.0 million, extend the maturity date to September 1, 2026, and to allow for borrowings in non-U.S. currencies. As of both December 31, 2023 and September 30, 2023, we were permitted to borrow up to $100.0 million at any one time outstanding under the Adviser Revolver. As of December 31, 2023 and September 30, 2023, we had no borrowings outstanding under the Adviser Revolver.

Debt Securitizations

2022-2 Debt Securitization - On December 14, 2022, we completed the 2022-2 Debt Securitization. The Class A 2022-2 Notes and Class A 2022-2 Loans (as defined in Note 8 of our consolidated financial statements) are included in the December 31, 2023 Consolidated Statement of Financial Condition as our debt and the Class B 2022-2 Notes and Subordinated 2022-2 Notes (as defined in Note 8 of our consolidated financial statements) were eliminated in consolidation. As of both December 31, 2023 and September 30, 2023, we had outstanding debt under the 2022-2 Debt Securitization of $225.0 million.

2022 Debt Securitization - On January 25, 2022, we completed the 2022 Debt Securitization. The Class A Senior Secured Floating Rate Notes (as defined in Note 8 of our consolidated financial statements) are included in the December 31, 2023 Consolidated Statement of Financial Condition as our debt and the Subordinated Notes were eliminated in consolidation. As of both December 31, 2023 and September 30, 2023, we had outstanding debt under the 2022 Debt Securitization of $252.0 million.

2021 Debt Securitization - On March 11, 2021, we completed the 2021 Debt Securitization. The Class A, Class B, Class C-1, and Class C-2 2021 Notes (as defined in Note 8 of our consolidated financial statements) are included in the December 31, 2023 Consolidated Statement of Financial Condition as our debt and the Class D and Subordinated 2021 Notes (as defined in Note 8 of our consolidated financial statements) were eliminated in consolidation. As of both December 31, 2023 and September 30, 2023, we had outstanding debt under the 2021 Debt Securitization of $298.0 million.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio of 0.85x. As of December 31, 2023, our asset coverage for borrowed amounts was 212.2%.

As of December 31, 2023, we had outstanding commitments to fund investments totaling $172.2 million, including $22.5 million of unfunded commitments on revolvers. As of September 30, 2023, we had outstanding commitments to fund investments totaling $176.0 million, including $22.5 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement as of December 31, 2023 and September 30, 2023, respectively. A summary of maturity requirements for our principal borrowings as of December 31, 2023 is included in Note 8 of our consolidated financial statements. We did not have any other material contractual payment obligations as of December 31, 2023. As of December 31, 2023, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our DB Credit Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets and uncalled investor capital subscriptions.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of December 31, 2023 and September 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring our investments and borrowings.

We called the remaining uncalled capital commitments from shareholders in December 2023. Although we expect to fund the growth of our investment portfolio through the net proceeds from our dividend reinvestment plan as well as future borrowings, to the extent permitted by the 1940 Act, we cannot assure you that our efforts to raise capital will be successful. In addition, from time to time, we can amend, refinance, or enter into new leverage facilities and securitization financings, to the extent permitted by applicable law. In addition to capital not being available, it also could not be available on favorable terms. To the extent we are not able to raise capital on what we believe are favorable terms, we will focus on optimizing returns by investing capital generated from repayments into new investments we believe are attractive from a risk/reward perspective. Furthermore, to the extent we are not able to raise capital and are at or near our targeted leverage ratios, we expect to receive smaller allocations, if any, on new investment opportunities under GC Advisors’ allocation policy.

Portfolio Composition, Investment Activity and Yield

As of December 31, 2023 and September 30, 2023, we had investments in 308 and 291 portfolio companies, respectively, with a total fair value of $2,665.1 million and $2,617.0 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended December 31, 2023, September 30, 2023 and December 31, 2022:

	Three months ended
	December 31, 2023		September 30, 2023		December 31, 2022
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$10,251	6.9%	$5,590	4.2%	$3,727	3.6%
One stop	138,146	92.5	117,526	87.3	93,253	89.1
Second lien	—	—	4,838	3.6	—	—
Subordinated debt	50	0.0 *	—	—	50	0.0 *
Equity	858	0.6	6,621	4.9	7,654	7.3
Total new investment commitments	$149,305	100.0%	$134,575	100.0%	$104,684	100.0%

* Represents an amount less than 0.1%

For the three months ended December 31, 2023 and December 31, 2022, we had approximately $82.1 million and $80.5 million, respectively, in proceeds from principal payments and sales of portfolio investments.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of December 31, 2023 (1)			As of September 30, 2023 (2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$207,977	$209,672	$205,631	$237,797	$241,418	$234,332
Non-accrual(3)	—	—	—	—	—	—
One stop:
Performing	2,332,077	2,309,964	2,286,800	2,254,952	2,239,898	2,209,923
Non-accrual(3)	5,203	4,694	3,107	4,921	4,570	3,637
Second lien:
Performing	13,438	13,877	13,398	11,833	12,606	11,743
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	16,946	16,773	16,482	16,303	16,121	16,205
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	132,508	139,672	N/A	130,112	141,176
Total	$2,575,641	$2,687,488	$2,665,090	$2,525,806	$2,644,725	$2,617,016

(1)As of December 31, 2023, $344.0 million and $331.3 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of December 31, 2023, $4.7 million and $3.1 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(2)As of September 30, 2023, $297.0 million and $292.4 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of September 30, 2023, $4.6 million and $3.7 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
(3)We refer to a loan as non-accrual when we cease recognizing interest income on the loan because we have stopped pursuing repayment of the loan or, in certain circumstances, it is past due 90 days or more on principal and interest or our management has reasonable doubt that principal or interest will be collected. See “Critical Accounting Policies — Revenue Recognition.”
As of both December 31, 2023 and September 30, 2023, we had loans in two portfolio companies on non-accrual status. As of December 31, 2023 and September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 98.1% and 98.0%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three months ended December 31, 2023, September 30, 2023, and December 31, 2022:

	Three months ended
	December 31, 2023	September 30, 2023	December 31, 2022
Weighted average rate of new investment fundings	11.2%	11.5%	11.0%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.9%	6.1%	6.6%
Weighted average fees of new investment fundings	1.1%	1.5%	1.9%
Weighted average rate of sales and payoffs of portfolio investments	10.2%	10.5%	8.8%

As of December 31, 2023, 97.0% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2023, 97.9% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.

As of December 31, 2023 and September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $64.3 million and $61.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2023 and September 30, 2023:

	As of December 31, 2023		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$58,455	2.2%	$16,485	0.6%
4	2,350,584	88.2	2,335,700	89.3
3	254,678	9.5	264,699	10.1
2	1,373	0.1	132	0.0 *
1	—	—	—	—
Total	$2,665,090	100.0%	$2,617,016	100.0%
* Represents an amount less than 0.1%

The table below details the weighted average price of our debt investments by internal performance rating held as of December 31, 2023 and September 30, 2023.

	Weighted Average Price[1]
Category	As of December 31, 2023	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	98.8%	98.6%
Internal Performance Rating 3 (Performing Below Expectations)	91.4	93.0
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	40.1	—
Total	98.1%	98.0%

(1)Includes only debt investments held as of December 31, 2023 and September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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
•As of December 31, 2023, GCOP LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $24.0 million. As of December 31, 2023, we have issued 1,598,782.538 shares of our common stock to GCOP LLC in exchange for aggregate capital contributions totaling $24.0 million. We have also issued 349,720.465 shares to GCOP LLC through the DRIP.
•As of December 31, 2023, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by GC Advisors, had an aggregate commitment to us of $27.5 million. As of December 31, 2023, we have issued 1,834,523.315 shares of our common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27.5 million.
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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three months ended December 31, 2023 and 2022. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both December 31, 2023 and September 30, 2023 were valued using Level 3 inputs. As of both December 31, 2023 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Revenue Recognition:

Our revenue recognition policies are as follows:

Investments and Related Investment Income: Interest income is accrued based upon the outstanding principal amount and contractual interest terms of debt investments. Premiums, discounts, and origination fees are amortized or accreted into interest income over the life of the respective debt investment. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we do not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not likely to be collectible. In addition, we may generate revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, administrative agent fees, consulting fees and prepayment premiums on loans and record these fees as fee income when earned. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as income at the contractual rates, if deemed collectible. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the issuer. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs or LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $3.1 million and $3.6 million as of December 31, 2023 and September 30, 2023, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended December 31, 2023, we did not record any U.S. federal excise tax. For the three months ended December 31, 2022, $0.7 million was recorded for U.S. federal excise tax.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of December 31, 2023 and September 30, 2023, the weighted average floor on loans subject to floating interest rates was 0.79% and 0.79%, respectively. The DB Credit Facility has a floating interest rate provision equal to three-month term SOFR + 2.55%, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate, the Class A Notes and Class A Loans issued in connection with the 2022-2 Debt Securitization have floating rate provisions based on three-month term SOFR, the Class A Senior Secured Notes issued in connection with the 2022 Debt Securitization have floating rate interest provisions based on three-month term SOFR and the Class A, B, and C-1 2021 Notes issued in connection with the 2021 Debt Securitization have floating rate interest provisions based on three-month SOFR plus a spread adjustment. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of December 31, 2023 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(50,868)	$(25,550)	$(25,318)
Down 150 basis points	(38,151)	(19,163)	(18,988)
Down 100 basis points	(25,433)	(12,775)	(12,658)
Down 50 basis points	(12,717)	(6,388)	(6,329)
Up 50 basis points	12,717	6,388	6,329
Up 100 basis points	25,433	12,775	12,658
Up 150 basis points	38,151	19,163	18,988
Up 200 basis points	50,868	25,550	25,318

(1) Assumes applicable three-month base rate as of December 31, 2023, with the exception of SONIA and Prime that utilize the December 31, 2023 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of December 31, 2023, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the DB Credit Facility, the Adviser Revolver, the Debt Securitizations or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

Except as set forth below, there have been no material changes during the three months ended December 31, 2023 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023.

You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our NAV could decline, and you may lose all or part of your investment. The risk factors described below and in our Annual Report on Form 10-K for the year ended September 30, 2023 are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Relating to the Proposed Merger

Because the market price of GBDC’s common stock will fluctuate, our common stockholders cannot be sure of the market value of the Proposed Merger Consideration they will receive until the closing of the Proposed Merger.

At the effective time of the Proposed Merger, each share of our common stock issued and outstanding immediately prior to such time (other than shares owned by GBDC or any of its consolidated subsidiaries, which are referred to as the Cancelled Shares), will be converted into the right to receive a number of shares of GBDC’s common stock equal to the Exchange Ratio, plus any cash (without interest) in lieu of fractional shares. For illustrative purposes, based on (a) September 30, 2023 net asset values and excluding transaction costs and other tax-related distributions but adjusted, in our case for the $0.30 per share special distribution declared on November 17, 2023 and paid on

December 8, 2023, and (b) an assumed trading price for GBDC’s common stock that is below its net asset value, GBDC would issue approximately 93.1 million shares of its common stock in the aggregate pursuant to the GBDC 3 Merger Agreement based on our shares of common stock outstanding as of November 30, 2023, resulting in pro forma ownership of 64.5% for GBDC’s current stockholders and 35.5% for our current stockholders.

The market value of the shares of GBDC’s common stock to be received by our common stockholders (together with cash to be received by our common stockholders in lieu of fractional shares, the “Proposed Merger Consideration”) may vary from the closing price of GBDC’s common stock on the date the Proposed Merger was announced, on the date of the filing of this Quarterly Report on Form 10-Q, on the date that GBDC and our joint proxy statement/prospectus is mailed to stockholders, on the date of our special meeting of stockholders or the date of GBDC’s special meeting of stockholders and on the date the Proposed Merger is completed and thereafter. Any change in the market price of GBDC’s common stock prior to completion of the Proposed Merger will affect the market value of the Proposed Merger Consideration that our stockholders will receive upon completion of the Proposed Merger. In addition, if the market price of GBDC’s common stock were to decrease such that the product of the Exchange Ratio and the greater of (i) the closing market price and (ii) the NAV per share of GBDC’s common stock is less than the NAV per share of our common stock, the conditions to closing of the Initial Proposed Merger would not be satisfied, and the Proposed Merger would not close, even if all of the proposals considered at GBDC’s special meeting of stockholders and our special meeting of stockholders were approved by the stockholders of GBDC and our stockholders, respectively.

Accordingly, at the time of our special meeting of stockholders, our stockholders will not know or be able to calculate the market price of the Proposed Merger Consideration they would receive upon completion of the Proposed Merger. Neither we nor GBDC are permitted to terminate the GBDC 3 Merger Agreement or resolicit the vote of their respective stockholders solely because of changes in the market price of shares of GBDC’s common stock after our special meeting of stockholders.

The market price and liquidity of the market for GBDC’s common stock may be significantly affected by numerous factors, some of which are beyond GBDC’s control and may not be directly related to GBDC’s operating performance.

These factors include, but are not limited to:

•significant volatility in the market price and trading volume of securities of business development companies or other companies in GBDC’s sector, which are not necessarily related to the operating performance of the companies;
•changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;
•loss of GBDC’s qualification as a RIC or business development company;
•changes in market interest rates and decline in the prices of debt;
•changes in earnings or variations in operating results;
•changes in the value of GBDC’s portfolio investments;
•changes in accounting guidelines governing valuation of GBDC’s investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•departure of the Investment Adviser’s or any of its affiliates’ key personnel;
•operating performance of companies comparable to GBDC;
•general economic trends and other external factors; and
•loss of a major funding source.

If the Proposed Merger does not close, we will not benefit from the expenses incurred in its pursuit.

The Proposed Merger may not be completed. If the Proposed Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Proposed Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Proposed Merger is not completed.

The termination of the GBDC 3 Merger Agreement could negatively impact us.

If the GBDC 3 Merger Agreement is terminated, there may be various consequences, including:

•our businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Proposed Merger, without realizing any of the anticipated benefits of completing the Proposed Merger;
•the market price of GBDC’s common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Proposed Merger will be completed; and
•we may not be able to find a party willing to pay an equivalent or more attractive price than the price GBDC agreed to pay in the Proposed Merger.

The GBDC 3 Merger Agreement limits our ability to pursue alternatives to the Proposed Merger.

The GBDC 3 Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of us. These provisions, which are typical for transactions of this type, and include a $76.0 million termination fee payable by a third-party acquiror of GDBC under certain circumstances, might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Proposed Merger or might result in a potential competing acquiror proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

The Proposed Merger is subject to closing conditions, including stockholder approvals, that, if not satisfied or waived, will result in the Proposed Merger not being completed, which may result in material adverse consequences to our business and operations.

The Proposed Merger is subject to closing conditions, including certain approvals of our and GBDC’s respective stockholders that, if not satisfied, will prevent the Proposed Merger from being completed. The closing condition that our stockholders approve the Proposed Merger may not be waived under applicable law and must be satisfied for the Proposed Merger to be completed. We currently expect that all of our directors and executive officers will vote their shares of our common stock in favor of the proposals presented at our special meeting of stockholders. If our stockholders do not approve the Proposed Merger and the Proposed Merger is not completed, the resulting failure of the Proposed Merger could have a material adverse impact on our business and operations. The closing condition that GBDC’s stockholders approve the issuance of the shares of GBDC’s common stock pursuant to the GBDC 3 Merger Agreement, or the Proposed Merger Stock Issuance Proposal, at the GBDC special meeting of stockholders as described in the GBDC 3 Merger Agreement may not be waived under applicable law and must be satisfied for the Proposed Merger to be completed. If GBDC’s stockholders do not approve the Proposed Merger Stock Issuance Proposal and the Proposed Merger is not completed, the resulting failure of the Proposed Merger could have a material adverse impact on our business and operations. In addition to the required approvals of our and GBDC’s stockholders, the Proposed Merger is subject to a number of other conditions beyond our and GBDC’s control that may prevent, delay or otherwise materially adversely affect its completion. Neither we nor GBDC can predict whether and when these other conditions will be satisfied.

We and GBDC are subject to operational uncertainties and contractual restrictions while the Proposed Merger is pending.

Uncertainty about the effect of the Proposed Merger may have an adverse effect on us and GBDC and, consequently, on the combined company following completion of the Proposed Merger. These uncertainties may cause those that deal with us and GBDC to seek to change their existing business relationships with us and GBDC, respectively. In addition, the Proposed Merger Agreement restricts us and GBDC from taking actions that they might otherwise consider to be in their best interests. These restrictions may prevent us and GBDC from pursuing certain business opportunities that may arise prior to the completion of the Proposed Merger.

We and GBDC may waive one or more conditions to the Proposed Merger without resoliciting stockholder approval.

Certain conditions to our and GBDC’s obligations to complete the Proposed Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of us and GBDC. In the event that any such waiver does not require resolicitation of stockholders, the parties to the GBDC 3 Merger Agreement will have the discretion to complete the Proposed Merger without seeking further stockholder approval. The conditions requiring the approval of the Proposed Merger by the Company’s stockholders, however, cannot be waived.

The shares of GBDC’s common stock to be received by our stockholders as a result of the Proposed Merger will have different rights associated with them than shares of our common stock currently held by them.

The rights associated with our common stock are different from the rights associated with GBDC’s common stock.

The market price of GBDC’s common stock after the Proposed Merger may be affected by factors different from those affecting GBDC’s common stock currently.

Our business and the business of GBDC differ in some respects and, accordingly, the results of operations of the combined company and the market price of GBDC’s common stock after the Proposed Merger may be affected by factors different from those currently affecting the independent results of operations of each of us and GBDC. These factors include a larger stockholder base and a different capital structure.

Accordingly, the historical trading prices and financial results of GBDC may not be indicative of these matters for the combined company following the Proposed Merger.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger, by and among Golub Capital BDC, Inc., Golub Capital BDC 3, Inc., Park Avenue Subsidiary Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of January 16, 2024. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 17, 2024)
3.1	Golub Capital BDC 3, Inc. Articles of Amendment (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on December 19, 2023)
10.1	Waiver Agreement to the Investment Advisory Agreement by and between Golub Capital BDC 3, Inc. and GC Advisors LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 17, 2024)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: February 7, 2024	By:	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2024	By:	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)