Form 10-Q
period 2024-03-31
Golub Capital BDC 3, Inc.
filed 2024-05-08
CIK 1715268

_____________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________________________________________
FORM 10-Q

☑                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 8, 2024, the Registrant had 100,105,100.915 shares of common stock, $0.001 par value, outstanding.

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)

	March 31, 2024	September 30, 2023
	(unaudited)
Assets
Non-controlled / non-affiliate company investments at fair value (amortized cost of $2,711,580 and $2,644,725, respectively)	$2,698,772	$2,617,016
Cash and cash equivalents	7,415	9,487
Foreign currencies (cost of $2,691 and $1,139, respectively)	2,686	1,084
Restricted cash and cash equivalents	60,818	55,727
Restricted foreign currencies (cost of $4,729 and $443, respectively)	4,722	520
Net unrealized appreciation on forward currency contracts	6,977	9,663
Interest receivable	26,016	24,540
Receivable from investments sold	—	1,635
Capital call receivable	—	2,090
Other assets	892	1,760
Total Assets	$2,808,298	$2,723,522
Liabilities
Debt	$1,260,292	$1,240,900
Less unamortized debt issuance costs	(1,776)	(4,038)
Debt less unamortized debt issuance costs	1,258,516	1,236,862
Interest payable	20,693	20,271
Distributions payable	41,293	30,621
Management and incentive fees payable	13,569	13,117
Accrued trustee fees	45	45
Accounts payable and other liabilities	2,638	3,144
Total Liabilities	1,336,754	1,304,060
Commitments and Contingencies (Note 9)
Net Assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and September 30, 2023	—	—
Common stock, par value $0.001 per share, 110,000,000 shares authorized, 100,105,100.915 and 94,630,773.096 shares issued and outstanding as of March 31, 2024 and September 30, 2023, respectively	100	95
Paid in capital in excess of par	1,496,508	1,414,697
Distributable earnings (losses)	(25,064)	4,670
Total Net Assets	1,471,544	1,419,462
Total Liabilities and Total Net Assets	$2,808,298	$2,723,522
Number of common shares outstanding	100,105,100.915	94,630,773.096
Net asset value per common share	$14.70	$15.00

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(In thousands, except share and per share data)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Investment income
Interest income	$72,363	$60,889	$145,920	$116,660
Payment-in-kind interest income	4,953	3,549	9,824	5,976
Dividend income	2,540	2,051	4,996	3,940
Fee income	256	136	422	346
Total investment income	80,112	66,625	161,162	126,922
Expenses
Interest and other debt financing expenses	25,513	21,522	51,345	39,539
Base management fee	9,258	8,343	18,532	16,675
Incentive fee	9,114	7,513	18,474	14,343
Professional fees	1,081	562	1,508	990
Administrative service fee	1,027	848	2,070	1,748
General and administrative expenses	180	89	384	176
Total expenses	46,173	38,877	92,313	73,471
Base management fee waived (Note 4)	(2,525)	(2,276)	(5,054)	(4,548)
Incentive fee waived (Note 4)	(2,278)	(1,878)	(4,618)	(3,586)
Incentive fee - reimbursement (Note 4)	—	—	(14,875)	—
Net expenses	41,370	34,723	67,766	65,337
Net investment income - before tax	38,742	31,902	93,396	61,585
Income and excise taxes	8	(25)	8	630
Net investment income - after tax	38,734	31,927	93,388	60,955
Net gain (loss) on investment transactions
Net realized gain (loss) from:
Investments	154	575	148	3,097
Foreign currency transactions	9	114	22	(293)
Forward currency contracts	—	74	—	1,010
Net realized gain (loss) on investment transactions	163	763	170	3,814
Net change in unrealized appreciation (depreciation) from:
Investments	13,671	(1,342)	9,273	(19,939)
Forward currency contracts	2,758	(1,552)	(2,686)	(13,039)
Translation of assets and liabilities in foreign currencies	(2,512)	2,092	3,585	13,428
Net change in unrealized appreciation (depreciation) on investment transactions	13,917	(802)	10,172	(19,550)
Net gain (loss) on investment transactions	14,080	(39)	10,342	(15,736)
Net increase (decrease) in net assets resulting from operations	$52,814	$31,888	$103,730	$45,219
Per Common Share Data
Basic and diluted earnings per common share (Note 11)	$0.53	$0.36	$1.06	$0.52
Basic and diluted weighted average common shares outstanding (Note 11)	99,907,435	87,774,782	98,037,930	87,008,867

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(In thousands, except share data)

	Common Stock		Paid in Capital in Excess of Par	Distributable Earnings (Losses)	Total Net Assets
	Shares	Par Amount
Balance at September 30, 2022	85,511,291.055	$86	$1,279,046	$(6,213)	$1,272,919
Issuance of common stock	2,699,061.044	3	40,010	—	40,013
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	60,955	60,955
Net realized gain (loss) on investment transactions	—	—	—	3,814	3,814
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(19,550)	(19,550)
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	362,642.468	—	5,399	—	5,399
Distributions from distributable earnings	—	—	—	(24,319)	(24,319)
Distributions declared and payable	—	—	—	(10,636)	(10,636)
Total increase (decrease) for the six months ended March 31, 2023	3,061,703.512	3	45,409	10,264	55,676
Balance at March 31, 2023	88,572,994.567	$89	$1,324,455	$4,051	$1,328,595
Balance at December 31, 2022	87,217,538.663	$87	$1,304,450	$(17,201)	$1,287,336
Issuance of common stock	1,355,455.904	2	20,005	—	20,007
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	31,927	31,927
Net realized gain (loss) on investment transactions	—	—	—	763	763
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	(802)	(802)
Distributions to stockholders:
Distributions declared and payable	—	—	—	(10,636)	(10,636)
Total increase (decrease) for the three months ended March 31, 2023	1,355,455.904	2	20,005	21,252	41,259
Balance at March 31, 2023	88,572,994.567	$89	$1,324,455	$4,051	$1,328,595
Balance at September 30, 2023	94,630,773.096	$95	$1,414,697	$4,670	$1,419,462
Issuance of common stock	3,912,356.985	4	58,681	—	58,685
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	93,388	93,388
Net realized gain (loss) on investment transactions	—	—	—	170	170
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	10,172	10,172
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	1,561,970.834	1	23,130	—	23,131
Distributions from distributable earnings	—	—	—	(92,171)	(92,171)
Distributions declared and payable	—	—	—	(41,293)	(41,293)
Total increase (decrease) for the six months ended March 31, 2024	5,474,327.819	5	81,811	(29,734)	52,082
Balance at March 31, 2024	100,105,100.915	$100	$1,496,508	$(25,064)	$1,471,544
Balance at December 31, 2023	99,832,145.354	$100	$1,492,496	$(25,064)	$1,467,532
Issuance of common stock	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations:
Net investment income after taxes	—	—	—	38,734	38,734
Net realized gain (loss) on investment transactions	—	—	—	163	163
Net change in unrealized appreciation (depreciation) on investment transactions	—	—	—	13,917	13,917
Distributions to stockholders:
Stock issued in connection with dividend reinvestment plan	272,955.561	—	4,012	—	4,012
Distributions from distributable earnings	—	—	—	(11,521)	(11,521)
Distributions declared and payable	—	—	—	(41,293)	(41,293)
Total increase (decrease) for the three months ended March 31, 2024	272,955.561	—	4,012	—	4,012
Balance at March 31, 2024	100,105,100.915	$100	$1,496,508	$(25,064)	$1,471,544

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six months ended March 31,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$103,730	$45,219
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred debt issuance costs	2,262	1,856
Accretion of discounts and amortization of premiums	(5,250)	(4,024)
Net realized (gain) loss on investments	(148)	(3,097)
Net realized (gain) loss on foreign currency transactions	(22)	293
Net realized (gain) loss on forward currency contracts	—	(1,010)
Net change in unrealized (appreciation) depreciation on investments	(9,273)	19,939
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(3,585)	(13,428)
Net change in unrealized (appreciation) depreciation on forward currency contracts	2,686	13,039
Proceeds from (fundings of) revolving loans, net	(774)	(1,238)
Fundings of investments	(168,394)	(251,245)
Proceeds from principal payments and sales of portfolio investments	122,959	109,119
Proceeds from settlements of forward currency contracts	—	1,010
Payment-in-kind interest capitalized	(10,258)	(6,147)
Non-cash dividends capitalized	(4,993)	(3,932)
Changes in operating assets and liabilities:
Interest receivable	(1,476)	(5,095)
Receivable from investments sold	1,635	—
Other assets	868	70
Interest payable	422	8,187
Management and incentive fees payable	452	1,602
Accrued trustee fees	—	(112)
Accounts payable and other liabilities	(506)	516
Net cash provided by (used in) operating activities	30,335	(88,478)
Cash flows from financing activities
Borrowings on debt	225,447	512,381
Repayments of debt	(208,100)	(399,157)
Capitalized debt issuance costs	—	(3,389)
Proceeds from issuance of common shares	60,775	40,013
Distributions paid	(99,661)	(18,920)
Net cash provided by (used in) financing activities	(21,539)	130,928
Net change in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies	8,796	42,450
Effect of foreign currency exchange rates	27	34
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, beginning of period	66,818	65,915
Cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies, end of period	$75,641	$108,399
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$48,662	$29,495
Distributions declared for the period	133,464	34,955
Supplemental disclosure of non-cash operating and financing activity:
Change in capital call receivable	$(2,090)	$—
Stock issued in connection with dividend reinvestment plan	23,131	5,399
Change in distributions payable	10,672	10,636
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited) - (continued)
(In thousands)

The following table provides a reconciliation of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies reported within the Consolidated Statements of Financial Condition that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2024	September 30, 2023
Cash and cash equivalents	$7,415	$9,487
Foreign currencies (cost of $2,691 and $1,139, respectively)	2,686	1,084
Restricted cash and cash equivalents	60,818	55,727
Restricted foreign currencies (cost of $4,729 and $443, respectively)	4,722	520
Total cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies shown in the Consolidated Statements of Cash Flows	$75,641	$66,818
See Note 2. Significant Accounting Policies and Recent Accounting Updates for a description of cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies.

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Investments
Non-controlled/non-affiliate company investments
Debt investments
Aerospace and Defense
PPW Aero Buyer, Inc.~	One stop	SF +	7.00%	(j)(k)	12.32%				02/2029	$9,851	$9,609	0.7%	$9,851
PPW Aero Buyer, Inc.	One stop	P +	6.00%	(a)(j)	13.59%				02/2029	24	23	—	24
										9,875	9,632	0.7	9,875
Airlines
Accelya Lux Finco S.A.R.L.#(8)(13)(23)	One stop	SF +	7.00%	(k)	8.41%	cash/	4.00%	PIK	12/2026	7,736	7,662	0.5	7,426

Auto Components
Collision SP Subco, LLC#	One stop	SF +	5.50%	(k)	10.82%				01/2030	601	590	0.1	589
Collision SP Subco, LLC	One stop	SF +	5.50%	(l)	10.74%				01/2030	16	13	—	9
Collision SP Subco, LLC	One stop	SF +	5.50%	(k)	10.82%				01/2030	7	6	—	6
Covercraft Parent III, Inc.^	Senior secured	SF +	4.50%	(k)	9.98%				08/2027	2,046	2,034	0.2	1,984
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(k)	9.95%				08/2027	414	410	—	402
Covercraft Parent III, Inc.	Senior secured	SF +	4.50%	(k)	9.96%				08/2027	30	29	—	27
North Haven Falcon Buyer, LLC#(23)	One stop	SF +	8.00%	(k)	8.48%	cash/	5.00%	PIK	05/2027	2,480	2,447	0.1	1,860
North Haven Falcon Buyer, LLC(23)	One stop	SF +	8.00%	(k)	8.47%	cash/	5.00%	PIK	05/2027	415	410	—	311
										6,009	5,939	0.4	5,188
Automobiles
CG Group Holdings, LLC#~(23)	One stop	SF +	8.75%	(k)	12.05%	cash/	2.00%	PIK	07/2027	13,737	13,563	0.9	13,599
CG Group Holdings, LLC(23)	One stop	SF +	8.75%	(j)	12.08%	cash/	2.00%	PIK	07/2026	349	344	—	346
Denali Midco 2, LLC#^	One stop	SF +	5.75%	(j)	11.18%				12/2027	9,803	9,745	0.7	9,803
Denali Midco 2, LLC^	One stop	SF +	5.75%	(j)	11.18%				12/2027	2,934	2,916	0.2	2,934
Denali Midco 2, LLC~	One stop	SF +	5.75%	(j)	11.18%				12/2027	2,639	2,623	0.2	2,639
Denali Midco 2, LLC#	One stop	SF +	5.75%	(j)	11.18%				12/2027	1,782	1,772	0.1	1,782
Denali Midco 2, LLC#	One stop	SF +	5.75%	(j)	11.18%				12/2027	1,693	1,683	0.1	1,693
Denali Midco 2, LLC#	One stop	SF +	5.75%	(j)	11.18%				12/2027	1,478	1,469	0.1	1,478
Denali Midco 2, LLC#	One stop	SF +	5.75%	(j)	11.18%				12/2027	1,218	1,211	0.1	1,218
Denali Midco 2, LLC#	One stop	SF +	5.75%	(j)	11.18%				12/2027	1,182	1,175	0.1	1,182
Denali Midco 2, LLC#	One stop	SF +	5.75%	(j)	11.18%				12/2027	1,182	1,175	0.1	1,182
Denali Midco 2, LLC#	One stop	SF +	5.75%	(j)	11.18%				12/2027	975	969	0.1	975
Denali Midco 2, LLC#	One stop	SF +	6.50%	(j)	11.93%				12/2027	553	541	0.1	554
Denali Midco 2, LLC	One stop	SF +	6.50%	(j)	11.93%				12/2027	149	146	—	149
Denali Midco 2, LLC	One stop	SF +	6.50%	(j)	11.93%				12/2027	126	123	—	126
Denali Midco 2, LLC	One stop	SF +	6.50%	(j)	11.93%				12/2027	74	72	—	74
Denali Midco 2, LLC	One stop	SF +	5.75%	(j)	11.18%				12/2027	40	12	—	40
Denali Midco 2, LLC	One stop	SF +	6.50%	(j)	11.93%				12/2027	37	36	—	37
Denali Midco 2, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2027	—	(3)	—	—
Denali Midco 2, LLC	One stop	SF +	6.50%	(j)	11.93%				12/2027	172	168	—	172
High Bar Brands Operating, LLC#	Senior secured	SF +	5.25%	(k)	10.55%				12/2029	1,171	1,149	0.1	1,171
High Bar Brands Operating, LLC#	Senior secured	SF +	5.25%	(k)	10.55%				12/2029	244	239	—	244
High Bar Brands Operating, LLC	Senior secured	SF +	5.25%	(k)	10.55%				12/2029	6	5	—	6
High Bar Brands Operating, LLC(5)	Senior secured	SF +	5.25%		N/A(6)				12/2029	—	(5)	—	—
JHCC Holdings LLC#	One stop	SF +	5.25%	(k)	10.70%				09/2026	4,915	4,875	0.3	4,878
JHCC Holdings LLC~	One stop	SF +	5.25%	(k)	10.55%				09/2026	2,899	2,875	0.2	2,877
JHCC Holdings LLC	One stop	SF +	5.25%	(k)	10.70%				09/2026	1,683	1,668	0.1	1,671
JHCC Holdings LLC#	One stop	SF +	5.75%	(k)	11.05%				09/2026	599	593	0.1	599
JHCC Holdings LLC#	One stop	SF +	6.75%	(k)	12.20%				09/2026	564	555	0.1	564
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
JHCC Holdings LLC#	One stop	SF +	5.25%	(k)	10.70%	09/2026	$250	$247	—%	$248
JHCC Holdings LLC	One stop	SF +	5.25%	(j)	10.68%	09/2026	40	39	—	39
JHCC Holdings LLC	One stop	SF +	5.75%	(k)	11.20%	09/2026	566	545	0.1	566
MOP GM Holding, LLC~+	One stop	SF +	5.75%	(l)	11.18%	11/2026	9,448	9,395	0.6	9,259
MOP GM Holding, LLC^	One stop	SF +	5.75%	(k)	11.24%	11/2026	1,326	1,316	0.1	1,299
MOP GM Holding, LLC~	One stop	SF +	5.75%	(l)	11.15%	11/2026	1,047	1,041	0.1	1,026
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.15%	11/2026	1,016	1,010	0.1	996
MOP GM Holding, LLC+	One stop	SF +	5.75%	(l)	11.18%	11/2026	753	749	0.1	738
MOP GM Holding, LLC^	One stop	SF +	5.75%	(l)	11.15%	11/2026	625	623	—	613
MOP GM Holding, LLC^	One stop	SF +	5.75%	(l)	11.15%	11/2026	577	571	—	565
MOP GM Holding, LLC	One stop	SF +	5.75%	(l)	11.18%	11/2026	210	209	—	206
MOP GM Holding, LLC	One stop	SF +	5.75%	(k)(l)	11.18%	11/2026	200	199	—	196
MOP GM Holding, LLC	One stop	SF +	5.75%	(l)	11.18%	11/2026	183	182	—	179
MOP GM Holding, LLC	One stop	SF +	5.75%	(l)	11.15%	11/2026	92	91	—	90
MOP GM Holding, LLC	One stop	SF +	5.75%	(l)	11.18%	11/2026	59	58	—	58
MOP GM Holding, LLC	One stop	SF +	5.75%	(l)	11.18%	11/2026	30	30	—	30
MOP GM Holding, LLC	One stop	SF +	5.75%	(l)	11.15%	11/2026	31	30	—	30
MOP GM Holding, LLC(5)	One stop	SF +	5.75%		N/A(6)	11/2026	—	(9)	—	—
National Express Wash Parent Holdco, LLC^	One stop	SF +	5.50%	(j)(l)	10.84%	07/2029	2,659	2,638	0.2	2,578
National Express Wash Parent Holdco, LLC	One stop	SF +	5.50%	(l)	10.73%	07/2029	105	103	—	99
National Express Wash Parent Holdco, LLC(5)	One stop	SF +	6.00%		N/A(6)	07/2029	—	(28)	—	(30)
POY Holdings, LLC#^+	One stop	SF +	5.50%	(k)	10.95%	11/2027	19,128	18,884	1.3	19,128
POY Holdings, LLC#	One stop	SF +	5.50%	(k)	10.95%	11/2027	3,389	3,328	0.2	3,389
POY Holdings, LLC#	One stop	SF +	5.50%	(k)	10.95%	11/2027	1,232	1,224	0.1	1,232
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(3)	—	—
POY Holdings, LLC(5)	One stop	SF +	5.50%		N/A(6)	11/2027	—	(13)	—	—
POY Holdings, LLC	One stop	SF +	5.50%	(k)	10.97%	11/2027	609	605	—	609
Quick Quack Car Wash Holdings, LLC^	One stop	SF +	6.50%	(k)	11.96%	10/2026	1,972	1,954	0.1	1,972
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(k)	11.96%	10/2026	1,617	1,600	0.1	1,617
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(k)	11.96%	10/2026	1,207	1,192	0.1	1,207
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(k)	11.96%	10/2026	1,191	1,181	0.1	1,191
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(k)	11.96%	10/2026	947	937	0.1	947
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(k)	11.96%	10/2026	787	779	0.1	787
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(k)	11.96%	10/2026	687	680	0.1	687
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(k)	11.96%	10/2026	459	454	—	459
Quick Quack Car Wash Holdings, LLC	One stop	SF +	6.50%	(k)	11.96%	10/2026	394	389	—	394
Quick Quack Car Wash Holdings, LLC~	One stop	SF +	6.50%	(k)	11.96%	10/2026	374	370	—	374
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(k)	11.96%	10/2026	364	356	—	364
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(k)	11.96%	10/2026	333	329	—	333
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(k)	11.96%	10/2026	332	324	—	332
Quick Quack Car Wash Holdings, LLC#	One stop	SF +	6.50%	(k)	11.96%	10/2026	149	148	—	149
Quick Quack Car Wash Holdings, LLC	One stop	SF +	6.50%	(j)	11.93%	10/2026	60	59	—	60
Quick Quack Car Wash Holdings, LLC	One stop	SF +	6.50%	(j)(k)	11.96%	10/2026	45	42	—	45
Quick Quack Car Wash Holdings, LLC	One stop	SF +	6.50%	(k)	11.96%	10/2026	3,806	3,770	0.3	3,806
Spotless Brands, LLC#	One stop	SF +	6.50%	(k)	11.97%	07/2028	4,120	4,051	0.3	4,120
Spotless Brands, LLC	One stop	SF +	6.50%	(k)	11.96%	07/2028	448	444	—	448
Spotless Brands, LLC	One stop	SF +	6.50%	(k)	11.96%	07/2028	332	329	—	332
Spotless Brands, LLC	One stop	SF +	6.50%		N/A(6)	07/2028	—	—	—	—
TWAS Holdings, LLC~^	One stop	SF +	6.75%	(j)	12.18%	12/2026	11,925	11,857	0.8	11,806
TWAS Holdings, LLC#	One stop	SF +	6.75%	(j)	12.18%	12/2026	7,731	7,688	0.5	7,653
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
TWAS Holdings, LLC^	One stop	SF +	6.75%	(j)	12.18%		12/2026	$7,197	$7,157	0.5%	$7,125
TWAS Holdings, LLC#	One stop	SF +	6.75%	(j)	12.18%		12/2026	4,910	4,883	0.3	4,861
TWAS Holdings, LLC#	One stop	SF +	6.75%	(j)	12.18%		12/2026	3,096	3,078	0.2	3,065
TWAS Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)		12/2026	—	(2)	—	(4)
Yorkshire Parent, Inc.#	One stop	SF +	6.00%	(k)	11.30%		12/2029	1,967	1,948	0.1	1,967
Yorkshire Parent, Inc.(5)	One stop	SF +	6.00%		N/A(6)		12/2029	—	(9)	—	—
Yorkshire Parent, Inc.	One stop	SF +	6.00%		N/A(6)		12/2029	—	—	—	—
								152,229	150,746	10.3	151,233
Banks
OSP Hamilton Purchaser, LLC#	One stop	SF +	5.50%	(j)	10.92%		12/2029	1,514	1,500	0.1	1,514
OSP Hamilton Purchaser, LLC(5)	One stop	SF +	5.50%		N/A(6)		12/2029	—	(13)	—	—
OSP Hamilton Purchaser, LLC	One stop	SF +	5.50%		N/A(6)		12/2029	—	—	—	—
								1,514	1,487	0.1	1,514
Beverages
Financial Information Technologies, LLC#~	One stop	SF +	6.50%	(k)	11.80%		06/2030	12,291	12,127	0.9	12,537
Financial Information Technologies, LLC(23)	One stop	N/A			14.00%	PIK	06/2031	6,549	6,389	0.4	6,549
Financial Information Technologies, LLC#	One stop	SF +	5.50%	(k)	10.80%		06/2030	939	932	0.1	939
Financial Information Technologies, LLC(5)	One stop	SF +	6.50%		N/A(6)		06/2030	—	(1)	—	—
Financial Information Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)		06/2030	—	(15)	—	—
Watermill Express, LLC+	One stop	SF +	5.75%	(k)	11.21%		07/2029	871	863	0.1	871
Watermill Express, LLC	One stop	SF +	5.75%	(k)	11.21%		07/2029	84	84	—	84
Watermill Express, LLC	One stop	SF +	5.75%	(j)(k)	11.19%		07/2029	7	7	—	7
Watermill Express, LLC#	One stop	SF +	5.75%	(k)	11.21%		07/2029	431	422	—	431
Watermill Express, LLC	One stop	SF +	5.75%	(j)	11.18%		07/2029	30	28	—	30
Winebow Holdings, Inc.#~	One stop	SF +	6.25%	(j)	11.68%		07/2025	3,006	2,993	0.2	2,947
								24,208	23,829	1.7	24,395
Building Products
BECO Holding Company, Inc.#~^	One stop	SF +	5.25%	(k)	10.70%		11/2028	33,485	33,268	2.3	33,485
BECO Holding Company, Inc.(5)	One stop	SF +	5.25%		N/A(6)		11/2027	—	(3)	—	—
								33,485	33,265	2.3	33,485
Capital Markets
BlueMatrix Holdings, LLC#	One stop	SF +	5.25%	(k)	10.55%		01/2031	2,213	2,194	0.1	2,193
BlueMatrix Holdings, LLC	One stop	SF +	5.25%		N/A(6)		01/2031	—	—	—	—
BlueMatrix Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)		01/2031	—	(6)	—	(6)
								2,213	2,188	0.1	2,187
Chemicals
Inhance Technologies Holdings LLC^(23)	One stop	SF +	6.00%	(k)	11.48%		07/2024	3,584	3,580	0.2	3,046
Inhance Technologies Holdings LLC#(23)	One stop	SF +	6.00%	(k)	11.48%		07/2024	2,428	2,426	0.1	2,064
Inhance Technologies Holdings LLC#(23)	One stop	SF +	6.00%	(k)	11.48%		07/2024	734	734	—	624
Inhance Technologies Holdings LLC(23)	One stop	SF +	6.00%	(k)	11.48%		07/2024	106	106	—	89
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E +	6.25%	(d)	10.11%		09/2028	14,709	15,606	0.9	12,944
PHM NL SP Bidco B.V.(8)(14)	One stop	SF +	6.25%	(i)	11.81%		09/2028	5,922	5,856	0.4	5,212
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	SN +	6.25%	(h)	11.44%		09/2028	3,267	3,408	0.2	2,872
PHM NL SP Bidco B.V.(8)(9)(14)	One stop	E +	6.25%	(d)	10.21%		09/2028	1,555	1,605	0.1	1,368
								32,305	33,321	1.9	28,219
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Commercial Services & Supplies
BradyIFS Holdings, LLC+	One stop	SF +	6.00%	(k)	11.31%				10/2029	$4,448	$4,365	0.3%	$4,448
BradyIFS Holdings, LLC	One stop	SF +	6.00%	(k)	11.31%				10/2029	120	115	—	120
BradyIFS Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(1)	—	—
CI (Quercus) Intermediate Holdings, LLC#~	One stop	SF +	5.25%	(k)	10.70%				10/2028	7,723	7,655	0.5	7,723
CI (Quercus) Intermediate Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				10/2028	—	(2)	—	—
Encore Holdings, LLC	One stop	SF +	5.25%	(j)(k)	10.65%				11/2028	391	383	—	389
Encore Holdings, LLC#	One stop	SF +	5.25%	(k)	10.65%				11/2028	83	81	—	83
Encore Holdings, LLC(5)	One stop	SF +	5.00%		N/A(6)				11/2028	—	(9)	—	(18)
FR Vision Holdings, Inc.#	One stop	SF +	5.50%	(k)	10.81%				01/2031	718	711	—	718
FR Vision Holdings, Inc.	One stop	SF +	5.50%	(k)	10.82%				01/2031	60	58	—	60
FR Vision Holdings, Inc.	One stop	SF +	5.50%		N/A(6)				01/2030	—	—	—	—
Kleinfelder Intermediate, LLC#	One stop	SF +	6.25%	(j)	11.58%				09/2030	373	366	—	373
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	—
Kleinfelder Intermediate, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2030	—	(1)	—	—
North Haven Stack Buyer, LLC#~	Senior secured	SF +	5.25%	(k)	10.71%				07/2027	3,715	3,694	0.3	3,715
North Haven Stack Buyer, LLC~	Senior secured	SF +	5.25%	(k)	10.71%				07/2027	1,251	1,244	0.1	1,251
North Haven Stack Buyer, LLC(5)	Second lien	N/A			N/A(6)				01/2028	—	(10)	—	—
North Haven Stack Buyer, LLC	Senior secured	SF +	5.25%	(k)	10.70%				07/2027	690	683	0.1	690
North Haven Stack Buyer, LLC(5)	Senior secured	SF +	5.25%		N/A(6)				07/2027	—	(9)	—	—
North Haven Stack Buyer, LLC	Senior secured	SF +	5.25%	(k)	10.71%				07/2027	415	412	—	415
North Haven Stack Buyer, LLC~	Senior secured	SF +	5.25%	(k)	10.71%				07/2027	413	411	—	413
North Haven Stack Buyer, LLC	Senior secured	SF +	5.25%	(k)	10.72%				07/2027	25	24	—	25
North Haven Stack Buyer, LLC	Senior secured	SF +	5.25%	(k)	10.73%				07/2027	61	60	—	61
North Haven Stack Buyer, LLC	Senior secured	SF +	5.25%	(k)	10.71%				07/2027	30	30	—	30
North Haven Stack Buyer, LLC(23)	Second lien	N/A			10.00%	cash/	2.50%	PIK	01/2028	792	782	0.1	792
North Haven Stack Buyer, LLC	Senior secured	SF +	5.25%	(k)	10.72%				07/2027	451	445	—	451
North Haven Stack Buyer, LLC	Senior secured	SF +	5.25%	(k)	10.72%				07/2027	432	426	—	432
Profile Products LLC#	One stop	SF +	5.50%	(k)	10.93%				11/2027	2,837	2,801	0.2	2,781
Profile Products LLC#(8)	One stop	SF +	5.50%	(k)	10.93%				11/2027	575	568	—	564
Profile Products LLC	One stop	P +	4.50%	(a)	13.00%				11/2027	15	15	—	14
Profile Products LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2027	—	—	—	(1)
PT Intermediate Holdings III, LLC#~^	One stop	SF +	5.98%	(k)	11.43%				11/2028	24,062	23,796	1.7	24,062
PT Intermediate Holdings III, LLC#	One stop	SF +	5.98%	(k)	11.43%				11/2028	15,312	15,166	1.1	15,312
PT Intermediate Holdings III, LLC#	One stop	SF +	6.50%	(k)	11.80%				11/2028	1,502	1,485	0.1	1,502
PT Intermediate Holdings III, LLC(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(4)	—	—
Radwell Parent, LLC#^	One stop	SF +	6.53%	(k)	11.93%				03/2029	12,298	12,158	0.9	12,298
Radwell Parent, LLC+	One stop	SF +	6.75%	(k)	12.05%				03/2029	9,826	9,592	0.7	9,826
Radwell Parent, LLC(5)	One stop	SF +	6.53%		N/A(6)				03/2029	—	(25)	—	—
Radwell Parent, LLC	One stop	SF +	6.75%	(k)	12.05%				03/2029	79	70	—	79
Trinity Air Consultants Holdings Corporation	One stop	SF +	5.75%	(l)	11.06%				06/2027	495	492	—	495
Trinity Air Consultants Holdings Corporation	One stop	SF +	5.75%	(l)	11.13%				06/2027	257	254	—	257
Trinity Air Consultants Holdings Corporation#	One stop	SF +	5.75%	(l)	11.29%				06/2027	174	172	—	174
Trinity Air Consultants Holdings Corporation	One stop	SF +	5.75%		N/A(6)				06/2027	—	—	—	—
										89,623	88,452	6.1	89,534
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Communications Equipment
Lightning Finco Limited(8)(10)	One stop	SF +	5.50%	(i)	11.25%				09/2028	$4,453	$4,396	0.3%	$4,453
Lightning Finco Limited(8)(9)(10)	One stop	E +	5.50%	(d)	9.39%				09/2028	493	536	—	493
										4,946	4,932	0.3	4,946
Containers and Packaging
AmerCareRoyal LLC#(23)	Senior secured	SF +	6.50%	(j)	11.98%				11/2025	2,536	2,521	0.2	2,536
AmerCareRoyal LLC#(23)	Senior secured	SF +	6.50%	(j)	11.98%				11/2025	542	539	0.1	542
AmerCareRoyal LLC(23)	Senior secured	SF +	6.50%	(j)	11.98%				11/2025	527	523	—	527
AmerCareRoyal LLC#(8)(23)	Senior secured	SF +	6.50%	(j)	11.98%				11/2025	456	453	—	456
Chase Intermediate#~^	One stop	SF +	5.00%	(k)	10.46%				10/2028	38,633	38,394	2.6	38,150
Chase Intermediate(5)	One stop	SF +	5.00%		N/A(6)				10/2028	—	(2)	—	(5)
Chase Intermediate(5)	One stop	SF +	5.50%		N/A(6)				10/2028	—	(16)	—	—
Fortis Solutions Group, LLC~^+	One stop	SF +	5.50%	(k)	10.90%				10/2028	15,697	15,522	1.0	15,226
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(k)	10.90%				10/2028	440	425	—	358
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(k)	10.90%				10/2028	44	11	—	43
Fortis Solutions Group, LLC	One stop	SF +	5.50%	(k)	10.90%				10/2027	15	11	—	8
										58,890	58,381	3.9	57,841
Diversified Consumer Services
Apex Service Partners, LLC#(23)	One stop	SF +	7.00%	(k)	10.32%	cash/	2.00%	PIK	10/2030	4,022	3,966	0.3	4,022
Apex Service Partners, LLC(23)	One stop	SF +	7.00%	(k)	12.33%				10/2030	525	513	—	525
Apex Service Partners, LLC	One stop	SF +	6.50%	(k)	11.82%				10/2029	19	18	—	19
Certus Pest, Inc.~	One stop	SF +	6.75%	(k)	12.20%				02/2026	613	605	—	613
Certus Pest, Inc.~	One stop	SF +	6.75%	(k)	12.20%				02/2026	588	577	—	588
Certus Pest, Inc.	One stop	SF +	6.75%	(k)	12.20%				02/2026	424	423	—	424
Certus Pest, Inc.~	One stop	SF +	6.75%	(k)	12.20%				02/2026	419	416	—	419
Certus Pest, Inc.~	One stop	SF +	6.75%	(k)	12.20%				02/2026	291	287	—	291
Certus Pest, Inc.~	One stop	SF +	6.75%	(k)	12.20%				02/2026	256	248	—	256
Certus Pest, Inc.	One stop	SF +	6.75%	(k)	12.20%				02/2026	250	248	—	250
Certus Pest, Inc.~	One stop	SF +	6.75%	(k)	12.20%				02/2026	147	145	—	147
Certus Pest, Inc.	One stop	SF +	6.75%	(k)	12.20%				02/2026	92	89	—	92
Certus Pest, Inc.	One stop	SF +	6.75%	(k)	12.20%				02/2026	50	45	—	50
Certus Pest, Inc.	One stop	SF +	6.75%	(k)	12.20%				02/2026	21	20	—	21
Certus Pest, Inc.	One stop	SF +	6.75%		N/A(6)				02/2026	—	—	—	—
CHHJ Midco, LLC#	Senior secured	SF +	5.00%	(k)	10.46%				01/2026	1,069	1,065	0.1	1,069
CHHJ Midco, LLC	Senior secured	SF +	5.00%		N/A(6)				01/2026	—	—	—	—
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.25%	(k)	10.73%				07/2027	964	955	0.1	957
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.50%	(a)(k)	11.98%				07/2027	1,135	1,114	0.1	1,135
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.50%	(k)	10.97%				07/2027	926	910	0.1	926
COP Hometown Acquisitions, Inc.	Senior secured	SF +	5.50%	(a)(k)	11.59%				07/2027	821	806	0.1	821
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.25%	(k)	10.73%				07/2027	726	722	0.1	720
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.25%	(k)	10.73%				07/2027	707	701	0.1	702
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.25%	(k)	10.71%				07/2027	581	574	—	577
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.25%	(k)	10.73%				07/2027	463	460	—	460
COP Hometown Acquisitions, Inc.#	Senior secured	SF +	5.25%	(k)	10.72%				07/2027	328	325	—	325
COP Hometown Acquisitions, Inc.(5)	Senior secured	SF +	5.25%		N/A(6)				07/2027	—	(1)	—	—
DP Flores Holdings, LLC#	One stop	SF +	6.25%	(k)	11.55%				09/2028	1,304	1,287	0.1	1,304
DP Flores Holdings, LLC	One stop	SF +	6.25%	(k)	11.55%				09/2028	203	200	—	203
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(1)	—	—
DP Flores Holdings, LLC(5)	One stop	SF +	6.25%		N/A(6)				09/2028	—	(3)	—	—
EMS LINQ, LLC+	One stop	SF +	6.25%	(j)	11.68%				12/2027	4,244	4,218	0.3	4,202
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
EMS LINQ, LLC	One stop	SF +	6.25%	(j)	11.68%				12/2027	$40	$39	—%	$39
Entomo Brands Acquisitions, Inc.#	Senior secured	SF +	5.50%	(k)	10.95%				07/2029	1,561	1,540	0.1	1,561
Entomo Brands Acquisitions, Inc.	Senior secured	SF +	5.50%	(k)	10.95%				07/2029	375	365	—	375
Entomo Brands Acquisitions, Inc.(5)	Senior secured	SF +	5.50%		N/A(6)				07/2029	—	(1)	—	—
EWC Growth Partners LLC^	One stop	SF +	6.00%	(k)	11.45%				03/2026	1,075	1,071	0.1	1,075
EWC Growth Partners LLC	One stop	SF +	6.00%	(k)	11.45%				03/2026	102	102	—	102
EWC Growth Partners LLC#	One stop	SF +	6.00%	(k)	11.45%				03/2026	62	62	—	62
EWC Growth Partners LLC	One stop	SF +	6.00%	(k)	11.45%				03/2026	14	14	—	14
FPG Intermediate Holdco, LLC(23)	One stop	SF +	6.75%	(j)	8.18%	cash/	4.00%	PIK	03/2027	7,214	7,118	0.5	6,853
FPG Intermediate Holdco, LLC^(23)	One stop	SF +	6.75%	(j)	8.18%	cash/	4.00%	PIK	03/2027	6,182	6,129	0.4	5,873
FPG Intermediate Holdco, LLC(23)	One stop	SF +	6.75%	(j)	8.18%	cash/	4.00%	PIK	03/2027	22	21	—	22
FSS Buyer LLC^	One stop	SF +	5.75%	(j)	11.18%				08/2028	2,297	2,269	0.2	2,297
FSS Buyer LLC	One stop	SF +	5.75%		N/A(6)				08/2027	—	—	—	—
HS Spa Holdings, Inc.#	One stop	SF +	5.75%	(k)	11.09%				06/2029	3,945	3,886	0.3	3,945
HS Spa Holdings, Inc.	One stop	SF +	5.75%	(j)	11.08%				06/2028	16	15	—	16
HS Spa Holdings, Inc.(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(1)	—	—
Learn-it Systems, LLC#(23)	Senior secured	SF +	5.25%	(k)	7.96%	cash/	2.75%	PIK	09/2026	766	764	0.1	743
Learn-it Systems, LLC(23)	Senior secured	SF +	5.25%	(l)	7.93%	cash/	2.75%	PIK	09/2026	578	576	—	561
Learn-it Systems, LLC(23)	Senior secured	SF +	5.25%	(l)	7.93%	cash/	2.75%	PIK	09/2026	212	211	—	206
Learn-it Systems, LLC(5)	Senior secured	SF +	5.25%		N/A(6)				09/2026	—	—	—	(1)
Liminex, Inc.#+	One stop	SF +	7.25%	(j)	12.68%				11/2026	19,521	19,372	1.3	19,521
Liminex, Inc.#	One stop	SF +	7.25%	(j)	12.68%				11/2026	10,188	10,116	0.7	10,188
Liminex, Inc.#	One stop	SF +	7.25%	(j)	12.68%				11/2026	3,516	3,486	0.2	3,516
Liminex, Inc.#	One stop	SF +	7.25%	(j)	12.68%				11/2026	116	114	—	116
Liminex, Inc.	One stop	SF +	7.25%	(j)	12.68%				11/2026	105	103	—	105
Litera Bidco LLC#	One stop	SF +	6.00%	(j)	11.43%				05/2026	1,302	1,295	0.1	1,302
Litera Bidco LLC#	One stop	SF +	5.25%	(j)	10.68%				05/2026	599	596	—	599
Litera Bidco LLC	One stop	SF +	5.25%	(j)	10.68%				05/2026	268	267	—	268
Litera Bidco LLC	One stop	SF +	5.25%	(j)	10.68%				05/2026	268	268	—	268
Litera Bidco LLC	One stop	SF +	6.00%	(j)	11.43%				05/2026	118	117	—	118
Litera Bidco LLC	One stop	SF +	5.25%		N/A(6)				05/2025	—	—	—	—
Mario Purchaser, LLC#	One stop	SF +	5.75%	(j)	11.18%				04/2029	3,903	3,846	0.3	3,786
Mario Purchaser, LLC	One stop	SF +	5.75%	(j)	11.18%				04/2029	4,209	4,136	0.3	4,062
Mario Purchaser, LLC(23)	One stop	SF +	10.75%	(j)	16.18%	PIK			04/2032	2,142	2,107	0.1	2,078
Mario Purchaser, LLC(5)	One stop	SF +	5.75%		N/A(6)				04/2028	—	(1)	—	(2)
Mathnasium, LLC+	One stop	SF +	5.00%	(k)	10.46%				11/2027	4,134	4,109	0.3	4,134
Mathnasium, LLC	One stop	SF +	5.00%	(k)	10.46%				11/2027	32	32	—	32
NSG Buyer, Inc. ^	One stop	SF +	6.50%	(j)	11.93%				11/2029	9,838	9,680	0.7	9,961
NSG Buyer, Inc. (5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
NSG Buyer, Inc. (5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(23)	—	(24)
NSG Buyer, Inc.	One stop	SF +	5.75%	(j)	11.08%				11/2029	474	444	—	469
Provenance Buyer LLC^	One stop	SF +	5.00%	(j)	10.43%				06/2027	4,257	4,229	0.3	4,214
Provenance Buyer LLC#~	One stop	SF +	5.00%	(j)	10.43%				06/2027	2,903	2,871	0.2	2,874
Provenance Buyer LLC	One stop	SF +	5.00%	(j)	10.43%				06/2027	63	61	—	61
RW AM Holdco LLC^	One stop	SF +	5.25%	(k)	10.65%				04/2028	9,040	8,979	0.6	8,679
RW AM Holdco LLC(5)	One stop	SF +	5.25%		N/A(6)				04/2028	—	(1)	—	(6)
Virginia Green Acquisition, LLC#	One stop	SF +	5.50%	(l)	10.75%				12/2030	2,107	2,087	0.2	2,107
Virginia Green Acquisition, LLC	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	—
Virginia Green Acquisition, LLC	One stop	SF +	5.50%	(l)	10.72%				12/2030	48	40	—	48
										124,800	123,441	8.4	123,335
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Diversified Financial Services
Avalara, Inc.#	One stop	SF +	7.25%	(k)	12.56%	10/2028	$6,229	$6,111	0.4%	$6,229
Avalara, Inc.(5)	One stop	SF +	7.25%		N/A(6)	10/2028	—	(2)	—	—
Banker's Toolbox, Inc.^	One stop	SF +	5.25%	(l)	10.50%	07/2027	3,397	3,378	0.2	3,397
Banker's Toolbox, Inc.	One stop	SF +	5.25%	(l)	10.50%	07/2027	633	631	0.1	633
Banker's Toolbox, Inc.	One stop	SF +	5.25%	(k)	10.66%	07/2027	43	43	—	43
Finastra USA, Inc.#	One stop	SF +	7.25%	(l)	12.46%	09/2029	450	442	—	450
Finastra USA, Inc.	One stop	SF +	7.25%	(j)	12.57%	09/2029	9	8	—	9
Flash Topco, Inc.^	One stop	SF +	5.75%	(l)	11.44%	10/2028	7,511	7,463	0.5	7,135
Flash Topco, Inc.	One stop	SF +	6.50%	(k)(l)	11.86%	10/2028	73	73	—	70
Flash Topco, Inc.	One stop	SF +	6.50%	(k)(l)	11.87%	12/2024	38	38	—	38
Higginbotham Insurance Agency, Inc.	One stop	SF +	5.50%	(j)	10.93%	11/2028	2,888	2,869	0.2	2,895
Higginbotham Insurance Agency, Inc.#	One stop	SF +	5.50%	(j)	10.93%	11/2028	1,804	1,791	0.1	1,808
Higginbotham Insurance Agency, Inc.	One stop	SF +	5.50%	(j)	10.93%	11/2028	946	944	0.1	949
Higginbotham Insurance Agency, Inc.(5)	One stop	SF +	—		N/A(6)	11/2028	—	(4)	—	(4)
							24,021	23,785	1.6	23,652
Diversified Telecommunication Services
NTI Connect, LLC#	Senior secured	SF +	5.50%	(k)	10.95%	01/2026	628	621	—	628

Electrical Equipment
Power Grid Holdings, Inc.#	One stop	SF +	4.75%	(k)	10.09%	12/2030	1,026	1,007	0.1	1,006
Power Grid Holdings, Inc.	One stop	SF +	4.75%	(j)	10.08%	12/2030	1	—	—	—
							1,027	1,007	0.1	1,006
Electronic Equipment, Instruments and Components
CST Holding Company#	One stop	SF +	6.75%	(j)	12.18%	11/2028	9,826	9,600	0.7	9,826
CST Holding Company	One stop	SF +	6.75%	(j)	12.18%	11/2028	5	4	—	5
							9,831	9,604	0.7	9,831
Food & Staples Retailing
Mendocino Farms, LLC#	One stop	SF +	5.50%	(j)	10.83%	03/2030	684	677	0.1	677
Mendocino Farms, LLC	One stop	SF +	5.50%	(j)	10.83%	03/2030	38	35	—	35
Mendocino Farms, LLC(5)	One stop	SF +	5.50%		N/A(6)	03/2030	—	—	—	(1)
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(k)	12.95%	06/2024	324	324	—	324
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(k)	12.95%	06/2024	146	146	—	146
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(k)	12.95%	06/2024	114	114	—	114
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(k)	12.95%	06/2024	54	54	—	54
Ruby Slipper Cafe LLC, The	One stop	SF +	7.50%	(k)	12.95%	06/2024	5	5	—	5
Wineshipping.com LLC^	One stop	SF +	5.75%	(k)	11.24%	10/2027	3,032	3,015	0.2	2,790
Wineshipping.com LLC	One stop	SF +	5.75%	(k)	11.23%	10/2027	83	82	—	76
Wineshipping.com LLC	One stop	SF +	5.75%	(a)(k)	11.41%	10/2027	73	73	—	67
							4,553	4,525	0.3	4,287
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food Products
Blast Bidco Inc.#	One stop	SF +	6.00%	(k)	11.30%				10/2030	$450	$444	—%	$446
Blast Bidco Inc.(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(1)	—	(1)
Borrower R365 Holdings, LLC+	One stop	SF +	6.00%	(k)	11.45%				06/2027	5,309	5,255	0.4	5,309
Borrower R365 Holdings, LLC#	One stop	SF +	6.00%	(k)	11.45%				06/2027	442	437	—	442
Borrower R365 Holdings, LLC	One stop	SF +	6.00%	(k)	11.45%				06/2027	190	189	—	190
Borrower R365 Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)				06/2027	—	(1)	—	—
Flavor Producers, LLC#(23)	Senior secured	SF +	6.50%	(a)(k)	10.15%	cash/	1.75%	PIK	12/2025	443	443	—	429
Flavor Producers, LLC	Senior secured	SF +	4.75%	(k)	10.15%				09/2025	8	8	—	7
Kodiak Cakes, LLC+	Senior secured	SF +	6.75%	(j)	12.08%				06/2027	4,791	4,693	0.3	4,791
Kodiak Cakes, LLC	Senior secured	SF +	6.75%	(j)	12.08%				06/2026	15	12	—	15
Louisiana Fish Fry Products, Ltd.#~	One stop	SF +	6.25%	(k)	11.70%				07/2027	4,143	4,120	0.3	4,101
Louisiana Fish Fry Products, Ltd.	One stop	SF +	6.25%	(j)(k)	11.70%				07/2027	83	83	—	82
MAPF Holdings, Inc.~^+	One stop	SF +	5.00%	(k)	10.45%				12/2026	14,842	14,773	1.0	14,842
MAPF Holdings, Inc.#	One stop	SF +	5.00%	(k)	10.45%				12/2026	1,174	1,166	0.1	1,174
MAPF Holdings, Inc.	One stop	SF +	5.00%	(k)	10.46%				12/2026	300	299	—	300
P&P Food Safety Holdings, Inc.~^	One stop	SF +	6.00%	(k)	11.45%				12/2026	7,388	7,343	0.5	7,241
P&P Food Safety Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				12/2026	—	(1)	—	(2)
Ultimate Baked Goods Midco LLC#	One stop	SF +	6.25%	(j)	11.68%				08/2027	2,791	2,764	0.2	2,791
Ultimate Baked Goods Midco LLC(5)	One stop	SF +	6.25%		N/A(6)				08/2027	—	(1)	—	—
Whitebridge Pet Brands, LLC^	One stop	SF +	4.75%	(j)	10.18%				07/2027	8,455	8,397	0.6	8,455
Whitebridge Pet Brands, LLC(5)	One stop	SF +	4.75%		N/A(6)				07/2027	—	(1)	—	—
Wizard Bidco Limited#(8)(10)	One stop	SF +	6.00%	(k)	11.31%				03/2029	6,497	6,393	0.5	6,497
Wizard Bidco Limited#(8)(9)(10)(23)	One stop	SN +	6.25%	(h)	9.94%	cash/	1.50%	PIK	03/2029	3,373	3,481	0.2	3,202
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	6.00%	(h)	11.19%				03/2029	2,246	2,159	0.2	2,244
Wizard Bidco Limited(8)(9)(10)	One stop	SN +	4.75%	(h)	9.94%				09/2028	95	91	—	90
Wizard Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				03/2029	—	(19)	—	—
										63,035	62,526	4.3	62,645
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Equipment and Supplies
Aspen Medical Products, LLC~	One stop	SF +	5.00%	(k)	10.46%	06/2025	$937	$935	0.1%	$937
Aspen Medical Products, LLC#	One stop	SF +	5.00%	(k)	10.46%	06/2025	60	60	—	60
Aspen Medical Products, LLC	One stop	SF +	5.00%		N/A(6)	06/2025	—	—	—	—
Baduhenna Bidco Limited(8)(10)	One stop	SF +	5.95%	(i)	11.52%	08/2028	2,330	2,304	0.2	2,330
Baduhenna Bidco Limited(8)(9)(10)	One stop	E +	5.95%	(c)	9.85%	08/2028	1,345	1,459	0.1	1,345
Baduhenna Bidco Limited(8)(9)(10)	One stop	SN +	5.95%	(h)	11.26%	08/2028	384	418	—	384
Baduhenna Bidco Limited(8)(9)(10)	One stop	E +	5.95%	(c)	9.84%	08/2028	321	328	—	321
Baduhenna Bidco Limited(8)(10)	One stop	SF +	6.00%	(i)	11.38%	08/2028	575	575	—	575
Belmont Instrument, LLC^	One stop	SF +	6.25%	(k)	11.55%	08/2028	4,827	4,791	0.3	4,827
Belmont Instrument, LLC	One stop	SF +	6.25%	(k)	11.55%	08/2028	33	32	—	33
Blades Buyer, Inc.#~	Senior secured	SF +	5.00%	(j)(l)	10.43%	03/2028	2,454	2,438	0.2	2,436
Blades Buyer, Inc.#	Senior secured	SF +	5.00%	(j)	10.43%	03/2028	1,101	1,093	0.1	1,093
Blades Buyer, Inc.#	Senior secured	SF +	5.25%	(j)	10.68%	03/2028	457	452	—	457
Blades Buyer, Inc.	Senior secured	P +	3.75%	(a)(j)	11.42%	03/2028	31	30	—	29
Blue River Pet Care, LLC~^	One stop	SF +	5.00%	(j)	10.43%	08/2026	12,857	12,779	0.9	12,857
Blue River Pet Care, LLC#	One stop	SF +	5.00%	(j)	10.43%	08/2026	11,764	11,705	0.8	11,764
Blue River Pet Care, LLC#	One stop	SF +	5.00%	(j)	10.43%	08/2026	2,743	2,729	0.2	2,743
Blue River Pet Care, LLC#	One stop	SF +	5.00%	(j)	10.43%	08/2026	2,636	2,623	0.2	2,636
Blue River Pet Care, LLC	One stop	SF +	5.00%	(j)	10.43%	08/2026	2,610	2,597	0.2	2,610
Blue River Pet Care, LLC	One stop	SF +	5.00%	(j)	10.43%	08/2026	2,006	1,996	0.1	2,006
Blue River Pet Care, LLC	One stop	SF +	5.00%	(j)	10.43%	08/2026	30	29	—	30
Blue River Pet Care, LLC	One stop	SF +	5.00%	(j)	10.43%	08/2026	1,188	1,182	0.1	1,188
Blue River Pet Care, LLC	One stop	SF +	5.00%	(j)	10.43%	08/2026	107	97	—	107
CCSL Holdings, LLC~(8)	One stop	SF +	5.75%	(j)	11.08%	12/2028	6,007	5,922	0.4	6,007
CCSL Holdings, LLC#(8)	One stop	SF +	5.75%	(j)	11.08%	12/2028	1,622	1,600	0.1	1,622
CCSL Holdings, LLC#(8)(9)	One stop	SN +	5.75%	(h)	10.94%	12/2028	974	956	0.1	973
CCSL Holdings, LLC(8)	One stop	SF +	5.75%	(j)	11.08%	12/2028	837	823	0.1	837
CCSL Holdings, LLC(8)	One stop	SF +	5.75%	(j)	11.08%	12/2028	30	27	—	30
CCSL Holdings, LLC(5)(8)	One stop	SF +	5.75%		N/A(6)	12/2028	—	(9)	—	—
CCSL Holdings, LLC(8)	One stop	SF +	5.75%	(j)	11.08%	12/2028	338	330	—	338
CMI Parent Inc.~+	Senior secured	SF +	4.75%	(j)	10.18%	08/2025	13,719	13,677	0.9	13,634
CMI Parent Inc.+	Senior secured	SF +	4.75%	(j)	10.18%	08/2025	6,504	6,480	0.4	6,463
CMI Parent Inc.#	Senior secured	SF +	4.75%	(j)	10.18%	08/2025	6,101	6,073	0.4	6,063
CMI Parent Inc.(5)	Senior secured	SF +	4.75%		N/A(6)	08/2025	—	—	—	(1)
TIDI Legacy Products, Inc.#	One stop	SF +	5.50%	(j)	10.83%	12/2029	3,194	3,169	0.2	3,162
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	—	—	(1)
TIDI Legacy Products, Inc.(5)	One stop	SF +	5.50%		N/A(6)	12/2029	—	(3)	—	—
YI, LLC#	One stop	SF +	5.75%	(j)	11.07%	12/2029	4,076	3,998	0.3	3,995
YI, LLC	One stop	SF +	5.75%	(j)	11.08%	12/2029	1	—	—	—
YI, LLC(5)	One stop	SF +	5.75%		N/A(6)	12/2029	—	(8)	—	(9)
							94,199	93,687	6.4	93,881

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Providers & Services
AAH TOPCO, LLC	One stop	SF +	5.50%	(j)	10.93%				12/2027	$7,675	$7,620	0.5%	$7,560
AAH TOPCO, LLC (23)	Subordinated debt	N/A			11.50%	PIK			12/2031	1,293	1,278	0.1	1,183
AAH TOPCO, LLC #	One stop	SF +	5.50%	(j)	10.93%				12/2027	513	510	—	505
AAH TOPCO, LLC (5)	One stop	SF +	5.50%		N/A(6)				12/2027	—	—	—	(1)
AAH TOPCO, LLC	One stop	SF +	6.00%	(j)	11.43%				12/2027	525	498	—	525
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(23)	Subordinated debt	N/A			13.75%				03/2028	14,861	14,726	1.0	14,750
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC~	One stop	SF +	6.00%	(k)	11.44%				03/2027	1,815	1,803	0.1	1,815
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC+	One stop	SF +	6.00%	(k)	11.44%				03/2027	1,517	1,503	0.1	1,517
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(23)	Subordinated debt	N/A			13.75%				03/2028	930	923	0.1	924
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	SF +	6.00%	(k)	11.41%				03/2027	688	682	0.1	688
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(23)	Subordinated debt	N/A			13.75%				03/2028	356	354	—	353
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	One stop	SF +	6.00%	(k)	11.41%				03/2027	327	326	—	327
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC(5)	One stop	SF +	6.00%		N/A(6)				03/2027	—	(1)	—	—
Bamboo US Bidco LLC#(23)	One stop	SF +	6.75%	(k)	8.69%	cash/	3.38%	PIK	09/2030	245	238	—	245
Bamboo US Bidco LLC#(8)(9)(23)	One stop	E +	6.75%	(c)	7.29%	cash/	3.38%	PIK	09/2030	164	156	—	164
Bamboo US Bidco LLC(23)	One stop	SF +	6.75%	(k)	8.70%	cash/	3.38%	PIK	09/2030	4	3	—	4
Bamboo US Bidco LLC(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	—
Community Care Partners, LLC#	One stop	SF +	6.00%	(j)	11.44%				06/2026	1,194	1,188	0.1	1,122
CRH Healthcare Purchaser, Inc.#	Senior secured	SF +	6.25%	(k)	11.70%				06/2025	3,926	3,907	0.3	3,926
CRH Healthcare Purchaser, Inc.~	Senior secured	SF +	6.25%	(k)	11.70%				06/2025	1,648	1,640	0.1	1,648
CRH Healthcare Purchaser, Inc.~	Senior secured	SF +	6.25%	(k)	11.70%				06/2025	1,233	1,227	0.1	1,233
CRH Healthcare Purchaser, Inc.#	Senior secured	SF +	6.25%	(k)	11.70%				06/2025	835	831	0.1	835
CRH Healthcare Purchaser, Inc.	Senior secured	SF +	6.25%	(k)	11.70%				06/2025	60	59	—	60
Datix Bidco Limited(8)(9)(10)	Senior secured	SN +	4.50%	(h)	9.69%				04/2025	23,833	25,612	1.6	23,814
Datix Bidco Limited(8)(9)(10)	Second lien	SN +	7.75%	(h)	12.94%				04/2026	8,457	9,060	0.6	8,450
Datix Bidco Limited(8)(9)(10)	Senior secured	SN +	4.50%	(h)	9.69%				04/2025	4,414	4,712	0.3	4,411
Datix Bidco Limited(8)(10)	Senior secured	SF +	4.50%	(l)	9.94%				04/2025	183	183	—	183
Datix Bidco Limited(8)(10)	Second lien	SF +	7.75%	(l)	13.19%				04/2026	58	58	—	58
Datix Bidco Limited(8)(10)	Senior secured	SF +	4.50%	(l)	9.94%				09/2024	20	20	—	20
Elite Dental Partners LLC(7)(23)	One stop	SF +	5.25%	(k)	10.70%	PIK			09/2024	2,098	1,889	0.1	797
Elite Dental Partners LLC(7)(23)	One stop	SF +	12.00%	(k)	17.45%	PIK			09/2024	1,126	963	—	541
Elite Dental Partners LLC(23)	One stop	SF +	5.25%	(k)	10.70%	PIK			09/2024	226	226	—	226
Encorevet Group LLC(23)	One stop	SF +	6.75%	(k)	12.24%				02/2027	14,610	14,588	1.0	14,098
Encorevet Group LLC(23)	One stop	SF +	6.75%	(k)	12.24%				02/2027	7,519	7,506	0.5	7,256
Encorevet Group LLC~(23)	One stop	SF +	6.75%	(k)	12.24%				02/2027	3,965	3,960	0.3	3,826
Encorevet Group LLC(23)	One stop	SF +	6.75%	(k)	12.24%				02/2027	1,977	1,974	0.1	1,908
Encorevet Group LLC~(23)	One stop	SF +	6.75%	(k)	12.24%				02/2027	1,779	1,779	0.1	1,717
Encorevet Group LLC~(23)	One stop	SF +	6.75%	(k)	12.24%				02/2027	1,108	1,106	0.1	1,069
Encorevet Group LLC(23)	One stop	SF +	6.75%	(k)	12.24%				02/2027	920	919	0.1	888
Encorevet Group LLC(23)	One stop	SF +	6.75%	(k)	12.24%				02/2027	655	654	—	632
Encorevet Group LLC(23)	One stop	SF +	6.75%	(k)	12.24%				02/2027	627	626	—	605
Encorevet Group LLC(23)	One stop	SF +	6.75%	(k)	12.24%				02/2027	568	566	—	548
Encorevet Group LLC(23)	One stop	SF +	6.75%	(k)	12.24%				02/2027	391	390	—	377
Encorevet Group LLC(23)	One stop	SF +	6.75%	(k)	12.24%				02/2027	244	243	—	235
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Encorevet Group LLC(23)	One stop	SF +	6.75%	(k)	12.24%				02/2027	$158	$158	—%	$153
Encorevet Group LLC(23)	One stop	SF +	6.75%	(k)	12.24%				02/2027	119	119	—	115
Encorevet Group LLC(23)	One stop	SF +	6.75%	(k)	12.21%				02/2027	47	47	—	45
Encorevet Group LLC	One stop	SF +	8.75%	(k)	14.20%				02/2027	1	1	—	1
ERC Topco Holdings, LLC#^(23)	One stop	SF +	6.25%	(k)	8.56%	cash/	3.25%	PIK	11/2028	17,541	17,438	0.9	13,682
ERC Topco Holdings, LLC#^(23)	One stop	SF +	6.25%	(k)	11.86%	PIK			11/2028	144	142	—	112
ERC Topco Holdings, LLC(23)	One stop	SF +	6.25%	(k)	8.58%	cash/	3.25%	PIK	11/2027	114	113	—	81
ERC Topco Holdings, LLC(23)	One stop	SF +	6.25%	(k)	11.86%	PIK			11/2028	1	1	—	1
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	CA +	5.75%	(m)	11.09%				03/2027	3,378	3,549	0.2	3,377
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	CA +	5.75%	(m)	11.09%				03/2027	2,472	2,514	0.2	2,472
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	CA +	5.75%	(m)	11.09%				03/2027	2,300	2,432	0.2	2,299
FYI Optical Acquisitions, Inc. & FYI USA, Inc.+(8)(12)	One stop	SF +	5.75%	(k)	11.21%				03/2027	1,035	1,026	0.1	1,035
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(9)(12)	One stop	CA +	5.75%	(m)	11.09%				03/2027	712	716	0.1	712
FYI Optical Acquisitions, Inc. & FYI USA, Inc.#(8)(12)	One stop	SF +	5.75%	(k)	11.21%				03/2027	460	456	—	460
FYI Optical Acquisitions, Inc. & FYI USA, Inc.(8)(9)(12)	One stop	CA +	5.75%	(m)	11.09%				03/2027	399	391	—	399
Heartland Veterinary Partners LLC#	Senior secured	SF +	4.75%	(j)	10.18%				12/2026	2,385	2,372	0.2	2,361
Heartland Veterinary Partners LLC#	Senior secured	SF +	4.75%	(j)	10.18%				12/2026	377	375	—	373
Heartland Veterinary Partners LLC	Senior secured	SF +	4.75%		N/A(6)				12/2026	—	—	—	—
Klick Inc.^(8)(12)	Senior secured	SF +	4.50%	(k)	9.90%				03/2028	3,854	3,832	0.3	3,854
Klick Inc.(5)(8)(12)	Senior secured	SF +	4.50%		N/A(6)				03/2026	—	(1)	—	—
Krueger-Gilbert Health Physics, LLC~	Senior secured	SF +	5.75%	(k)	11.20%				05/2026	782	776	0.1	782
Krueger-Gilbert Health Physics, LLC#	Senior secured	SF +	5.75%	(k)	11.20%				05/2026	465	461	—	465
Krueger-Gilbert Health Physics, LLC~	Senior secured	SF +	5.75%	(k)	11.20%				05/2026	459	456	—	459
Krueger-Gilbert Health Physics, LLC	Senior secured	SF +	5.75%	(k)	11.20%				05/2026	318	315	—	318
Krueger-Gilbert Health Physics, LLC~	Senior secured	SF +	5.75%	(k)	11.20%				05/2026	124	123	—	124
Krueger-Gilbert Health Physics, LLC	Senior secured	SF +	5.75%	(k)	11.20%				05/2026	30	30	—	30
Krueger-Gilbert Health Physics, LLC	Senior secured	SF +	5.75%	(k)	11.23%				05/2026	81	71	—	81
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(9)(12)(23)	One stop	C +	6.00%	(g)	9.30%	cash/	2.00%	PIK	05/2028	7,289	8,004	0.5	6,996
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	SF +	5.50%	(k)	10.95%				05/2028	1,651	1,638	0.1	1,585
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.#(8)(12)	One stop	SF +	5.50%	(k)	10.95%				05/2028	1,181	1,168	0.1	1,134
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C +	5.50%	(g)	10.80%				05/2028	462	491	—	443
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C +	5.50%	(g)	10.80%				05/2028	241	250	—	231
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(12)(23)	One stop	SF +	6.00%	(k)	9.45%	cash/	2.00%	PIK	05/2028	87	86	—	84
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	One stop	C +	5.50%	(g)	10.80%				05/2026	17	14	—	12
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(5)(8)(12)	One stop	SF +	5.50%		N/A(6)				05/2026	—	(1)	—	(2)
Opening Day Borrower 111 LLC(7)(23)	One stop	SF +	6.25%	(k)	11.70%				05/2027	1,550	1,324	0.1	1,302
Opening Day Borrower 111 LLC(7)(23)	One stop	SF +	6.25%	(k)	11.70%				05/2027	593	518	—	498
Opening Day Borrower 111 LLC(7)	One stop	SF +	6.25%	(k)	11.71%				05/2027	106	106	—	78
Premise Health Holding Corp.#	One stop	SF +	5.50%	(k)	10.84%				03/2031	950	936	0.1	936
Premise Health Holding Corp.(5)	One stop	SF +	5.50%		N/A(6)				03/2030	—	(1)	—	(1)
Suveto Buyer, LLC	One stop	SF +	4.25%	(j)	9.68%				09/2027	8,315	8,267	0.6	8,231
Suveto Buyer, LLC	One stop	SF +	4.25%	(a)(j)	10.18%				09/2027	56	55	—	54
										174,841	177,272	11.3	166,414
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Alegeus Technologies Holdings Corp.	Senior secured	SF +	8.25%	(l)	13.75%				09/2026	$182	$180	—%	$182
Coding Solutions Acquisition, Inc.#	One stop	SF +	5.50%	(j)	10.83%				05/2028	2,676	2,657	0.2	2,656
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(j)	10.83%				05/2028	811	805	0.1	805
Coding Solutions Acquisition, Inc.#	One stop	SF +	5.75%	(j)	11.08%				05/2028	109	106	—	109
Coding Solutions Acquisition, Inc.	One stop	SF +	5.50%	(j)	10.83%				05/2028	24	24	—	24
Coding Solutions Acquisition, Inc.(5)	One stop	SF +	5.75%		N/A(6)				05/2028	—	(4)	—	—
Color Intermediate, LLC#	One stop	SF +	5.50%	(k)	10.91%				10/2029	6,047	5,952	0.4	6,047
Connexin Software, Inc.#	One stop	SF +	8.50%	(k)	13.95%				03/2027	1,794	1,781	0.1	1,794
Connexin Software, Inc.	One stop	SF +	8.50%		N/A(6)				03/2027	—	—	—	—
Crow River Buyer, Inc.#	One stop	SF +	7.75%	(k)	13.06%				01/2029	2,096	2,061	0.2	2,096
Crow River Buyer, Inc.(5)	One stop	SF +	7.75%		N/A(6)				01/2029	—	(1)	—	—
ESO Solution, Inc.#+	One stop	SF +	7.00%	(k)	12.35%				05/2027	3,811	3,786	0.3	3,811
ESO Solution, Inc.	One stop	SF +	7.00%	(k)	12.35%				03/2027	43	42	—	43
HSI Halo Acquisition, Inc.#	One stop	SF +	5.75%	(k)	11.15%				08/2026	1,482	1,469	0.1	1,482
HSI Halo Acquisition, Inc.#	One stop	SF +	5.75%	(k)	11.15%				08/2026	782	782	0.1	782
HSI Halo Acquisition, Inc.~	One stop	SF +	5.75%	(k)	11.15%				08/2026	515	513	—	515
HSI Halo Acquisition, Inc.#	One stop	SF +	5.75%	(k)	11.15%				08/2026	495	487	—	495
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(k)	11.15%				08/2026	359	356	—	359
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(k)	11.15%				08/2026	300	299	—	300
HSI Halo Acquisition, Inc.	One stop	SF +	5.75%	(a)(k)	11.53%				09/2025	46	46	—	46
Lacker Bidco Limited#(8)(9)(10)	One stop	SN +	5.25%	(h)	10.44%				02/2031	404	398	—	399
Lacker Bidco Limited(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				08/2030	—	—	—	—
Lacker Bidco Limited(5)(8)(9)(10)	One stop	SN +	5.25%		N/A(6)				02/2031	—	(7)	—	(7)
Neptune Holdings, Inc.~	One stop	SF +	6.00%	(l)	11.29%				09/2030	11,324	11,168	0.8	11,324
Neptune Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2029	—	(1)	—	—
Plasma Buyer LLC#	One stop	SF +	5.75%	(k)	11.06%				05/2029	2,755	2,711	0.2	2,673
Plasma Buyer LLC	One stop	SF +	5.75%	(k)	11.06%				05/2028	33	32	—	32
Plasma Buyer LLC	One stop	SF +	6.25%	(k)	11.56%				05/2029	21	20	—	20
QF Holdings, Inc.	One stop	SF +	5.75%	(k)	11.16%				12/2027	305	302	—	305
Qgenda Intermediate Holdings, LLC#	One stop	SF +	4.75%	(k)	10.15%				06/2027	5,579	5,537	0.4	5,579
Qgenda Intermediate Holdings, LLC~	One stop	SF +	4.75%	(k)	10.15%				06/2027	4,909	4,886	0.3	4,909
Qgenda Intermediate Holdings, LLC~	One stop	SF +	4.75%	(k)	10.15%				06/2027	2,376	2,364	0.2	2,376
Qgenda Intermediate Holdings, LLC#	One stop	SF +	4.75%	(k)	10.15%				06/2027	666	661	0.1	666
Qgenda Intermediate Holdings, LLC	One stop	SF +	4.75%	(k)	10.15%				06/2027	75	74	—	75
Transaction Data Systems, Inc.~+	One stop	SF +	4.25%	(k)	9.70%				02/2026	10,986	10,898	0.7	10,986
Transaction Data Systems, Inc.	One stop	SF +	4.25%		N/A(6)				02/2026	—	—	—	—
Veranex, Inc.(23)	Senior secured	SF +	6.25%	(l)	10.59%	cash/	1.00%	PIK	04/2028	371	369	—	278
Veranex, Inc.#(23)	Senior secured	SF +	6.25%	(l)	10.40%	cash/	1.00%	PIK	04/2028	197	196	—	148
Veranex, Inc.(23)	Senior secured	SF +	6.25%	(l)	10.47%	cash/	1.00%	PIK	04/2028	50	50	—	38
										61,623	60,999	4.2	61,347
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants & Leisure
Barteca Restaurants, LLC#	One stop	SF +	6.00%	(k)	11.49%				08/2028	$4,606	$4,571	0.3%	$4,606
Barteca Restaurants, LLC	One stop	SF +	6.00%	(k)	11.47%				08/2028	155	153	—	155
Barteca Restaurants, LLC	One stop	SF +	6.00%	(k)	11.48%				08/2028	20	19	—	20
BJH Holdings III Corp.#~^	One stop	SF +	4.50%	(k)	9.98%				08/2025	20,889	20,810	1.4	20,681
BJH Holdings III Corp.	One stop	SF +	4.50%	(k)	9.98%				08/2025	215	213	—	211
Davidson Hotel Company, LLC^	One stop	SF +	5.25%	(j)	10.68%				07/2025	1,344	1,340	0.1	1,344
Davidson Hotel Company, LLC	One stop	SF +	5.25%	(j)	10.68%				07/2025	329	328	—	329
Davidson Hotel Company, LLC	One stop	SF +	5.25%		N/A(6)				07/2025	—	—	—	—
EOS Fitness Opco Holdings, LLC#	One stop	SF +	5.25%	(k)	10.70%				01/2027	1,872	1,860	0.1	1,858
EOS Fitness Opco Holdings, LLC#	One stop	SF +	5.25%	(k)	10.70%				01/2027	359	357	—	357
EOS Fitness Opco Holdings, LLC	One stop	SF +	5.25%	(k)	10.70%				01/2027	196	195	—	195
EOS Fitness Opco Holdings, LLC#	One stop	SF +	5.75%	(k)	11.20%				01/2027	149	148	—	149
EOS Fitness Opco Holdings, LLC	One stop	SF +	5.75%	(k)	11.21%				01/2027	50	48	—	50
EOS Fitness Opco Holdings, LLC	One stop	SF +	5.25%		N/A(6)				01/2027	—	—	—	—
EOS Fitness Opco Holdings, LLC	One stop	SF +	5.75%	(k)	11.20%				01/2027	110	110	—	110
ESN Venture Holdings, LLC#^	One stop	SF +	6.50%	(k)	11.80%				10/2028	1,829	1,809	0.1	1,829
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(k)	11.80%				10/2028	276	273	—	276
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(k)	11.80%				10/2028	32	31	—	32
ESN Venture Holdings, LLC	One stop	SF +	6.50%	(k)	11.81%				10/2028	59	52	—	59
Freddy's Frozen Custard LLC#	One stop	SF +	5.00%	(k)	10.33%				03/2027	950	941	0.1	945
Freddy's Frozen Custard LLC	One stop	SF +	5.00%	(j)	10.33%				03/2027	13	12	—	12
GFP Atlantic Holdco 2, LLC#	One stop	SF +	6.00%	(k)	11.31%				11/2027	929	912	0.1	929
GFP Atlantic Holdco 2, LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2027	—	(19)	—	—
Harri US LLC+(23)	One stop	SF +	10.00%	(k)	11.49%	cash/	4.00%	PIK	08/2026	369	346	—	342
Harri US LLC(23)	One stop	SF +	10.00%	(k)	11.49%	cash/	4.00%	PIK	08/2026	250	249	—	231
Harri US LLC(23)	One stop	SF +	10.00%	(k)	11.49%	cash/	4.00%	PIK	08/2026	242	242	—	225
Harri US LLC(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	—	—	(1)
Harri US LLC(5)	One stop	SF +	10.00%		N/A(6)				08/2026	—	(4)	—	(63)
Health Buyer, LLC#	Senior secured	SF +	5.25%	(k)	10.70%				04/2029	1,328	1,313	0.1	1,328
Health Buyer, LLC#	Senior secured	SF +	5.50%	(k)	10.80%				04/2029	611	597	0.1	611
Health Buyer, LLC	Senior secured	SF +	5.25%		N/A(6)				04/2028	—	—	—	—
Health Buyer, LLC(5)	Senior secured	SF +	5.50%		N/A(6)				04/2029	—	(3)	—	—
SSRG Holdings, LLC~^	One stop	SF +	4.75%	(k)	10.20%				11/2025	6,840	6,820	0.5	6,840
SSRG Holdings, LLC#	One stop	SF +	5.50%	(k)	10.95%				11/2025	499	495	—	499
SSRG Holdings, LLC	One stop	SF +	4.75%	(k)	10.21%				11/2025	75	75	—	75
Super REGO, LLC(23)	Subordinated debt	N/A			15.00%	PIK			03/2030	50	49	—	49
Tropical Smoothie Cafe Holdings, LLC#^	One stop	SF +	5.25%	(k)	10.71%				09/2026	9,143	9,090	0.6	9,143
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF +	5.75%	(j)	11.08%				09/2026	4,987	4,943	0.4	4,987
Tropical Smoothie Cafe Holdings, LLC~	One stop	SF +	5.25%	(j)(k)	10.73%				09/2026	4,813	4,778	0.3	4,813
Tropical Smoothie Cafe Holdings, LLC#	One stop	SF +	5.25%	(k)	10.71%				09/2026	2,122	2,109	0.2	2,122
Tropical Smoothie Cafe Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				09/2026	—	(1)	—	—
YE Brands Holding, LLC#	One stop	SF +	5.75%	(k)	11.16%				10/2027	12,796	12,686	0.9	12,796
YE Brands Holding, LLC	One stop	SF +	5.50%	(j)	10.93%				10/2027	29	29	—	29
YE Brands Holding, LLC	One stop	SF +	5.75%	(k)	11.16%				10/2027	125	115	—	125
										78,661	78,091	5.3	78,298
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Household Products
WU Holdco, Inc.~	One stop	SF +	5.50%	(k)	10.95%	03/2027	$1,191	$1,187	0.1%	$1,155
WU Holdco, Inc.#	One stop	SF +	5.50%	(k)	10.95%	03/2027	424	424	—	411
WU Holdco, Inc.	One stop	SF +	5.50%	(k)	10.95%	03/2027	110	109	—	107
WU Holdco, Inc.	One stop	SF +	5.50%	(k)	10.96%	03/2027	22	22	—	21
							1,747	1,742	0.1	1,694
Industrial Conglomerates
Arch Global CCT Holdings Corp.#	Senior secured	SF +	4.75%	(k)	10.15%	04/2026	891	890	0.1	873
Arch Global CCT Holdings Corp.#	Senior secured	SF +	4.75%	(k)	10.15%	04/2026	497	496	—	487
Arch Global CCT Holdings Corp.	Senior secured	SF +	4.75%	(k)	10.15%	04/2026	467	465	—	458
Arch Global CCT Holdings Corp.	Senior secured	SF +	4.75%	(j)(k)	10.10%	04/2025	19	19	—	18
Dwyer Instruments, Inc.#	One stop	SF +	5.75%	(k)	11.15%	07/2027	1,994	1,968	0.2	1,994
Dwyer Instruments, Inc.	One stop	SF +	5.75%	(k)	11.15%	07/2027	506	498	—	506
Dwyer Instruments, Inc.#	One stop	SF +	5.75%	(k)	11.15%	07/2027	243	239	—	243
Dwyer Instruments, Inc.(5)	One stop	SF +	5.75%		N/A(6)	07/2027	—	(1)	—	—
Dwyer Instruments, Inc.(5)	One stop	SF +	5.75%		N/A(6)	07/2027	—	(3)	—	—
Essential Services Holdings Corporation#~^	One stop	SF +	5.75%	(k)	11.23%	11/2026	21,768	21,660	1.5	21,550
Essential Services Holdings Corporation	One stop	SF +	5.75%	(k)	11.22%	11/2025	40	40	—	39
Excelitas Technologies Corp.#	One stop	SF +	5.75%	(k)	11.16%	08/2029	3,996	3,939	0.3	3,957
Excelitas Technologies Corp.#(8)(9)	One stop	E +	5.75%	(c)	9.65%	08/2029	614	578	—	608
Excelitas Technologies Corp.(5)	One stop	SF +	5.75%		N/A(6)	08/2029	—	(1)	—	(1)
Excelitas Technologies Corp.	One stop	SF +	5.75%	(k)	11.16%	08/2028	164	161	—	162
Specialty Measurement Bidco Limited#(8)(10)	One stop	SF +	6.25%	(i)	11.82%	11/2027	3,185	3,138	0.2	3,185
Specialty Measurement Bidco Limited#(8)(9)(10)	One stop	E +	6.25%	(c)	10.20%	11/2027	2,889	3,142	0.2	2,889
Specialty Measurement Bidco Limited#(8)(10)	One stop	SF +	6.50%	(i)	12.07%	11/2027	1,520	1,492	0.1	1,523
Specialty Measurement Bidco Limited(8)(9)(10)	One stop	E +	6.50%	(c)	10.45%	11/2027	1,469	1,463	0.1	1,473
Specialty Measurement Bidco Limited(8)(9)(10)	One stop	E +	6.25%	(c)	10.20%	11/2027	1,421	1,379	0.1	1,421
Specialty Measurement Bidco Limited#(8)(10)	One stop	SF +	6.50%	(i)	12.07%	11/2027	1,257	1,238	0.1	1,260
							42,940	42,800	2.9	42,645
Insurance
Accession Risk Management Group, Inc.~+	One stop	SF +	5.50%	(k)	10.96%	11/2029	12,024	11,881	0.8	11,844
Accession Risk Management Group, Inc.#^	One stop	SF +	5.50%	(k)	10.96%	11/2029	3,782	3,749	0.3	3,724
Accession Risk Management Group, Inc.~+	One stop	SF +	5.50%	(k)	10.96%	11/2029	3,087	2,996	0.2	3,042
Accession Risk Management Group, Inc.^	One stop	SF +	5.50%	(k)	10.97%	11/2029	2,867	2,840	0.2	2,825
Accession Risk Management Group, Inc.	One stop	SF +	6.00%	(k)	11.31%	11/2029	1,276	1,259	0.1	1,276
Accession Risk Management Group, Inc.(5)	One stop	SF +	6.00%		N/A(6)	11/2029	—	(29)	—	—
Accession Risk Management Group, Inc.(5)	One stop	SF +	5.50%		N/A(6)	11/2029	—	(1)	—	(1)
Alera Group, Inc.#+	One stop	SF +	6.00%	(j)	11.43%	10/2028	10,613	10,545	0.7	10,613
Alera Group, Inc.^	One stop	SF +	6.00%	(j)	11.43%	10/2028	3,434	3,414	0.2	3,434
Alera Group, Inc.^	One stop	SF +	6.00%	(j)	11.43%	10/2028	3,016	2,988	0.2	3,016
Alera Group, Inc.	One stop	SF +	5.75%	(j)	11.18%	10/2028	150	136	—	173
AMBA Buyer, Inc.^	One stop	SF +	5.25%	(l)	10.53%	07/2027	1,351	1,343	0.1	1,351
AMBA Buyer, Inc.	One stop	SF +	5.25%	(l)	10.53%	07/2027	402	401	—	402
AMBA Buyer, Inc.#	One stop	SF +	5.25%	(k)(l)	10.53%	07/2027	348	346	—	348
AMBA Buyer, Inc.	One stop	SF +	5.25%	(k)	10.66%	07/2027	16	15	—	16
AMBA Buyer, Inc.(5)	One stop	SF +	5.25%		N/A(6)	07/2027	—	(1)	—	—
Ben Nevis Midco Limited#(8)(10)	One stop	SF +	5.00%	(k)	10.31%	03/2028	374	367	—	367
Ben Nevis Midco Limited#(8)(10)	One stop	SF +	5.00%	(k)	10.31%	03/2028	252	252	—	252
Ben Nevis Midco Limited(8)(10)	One stop	SF +	5.00%	(k)	10.31%	03/2028	33	33	—	33
Ben Nevis Midco Limited(5)(8)(10)	One stop	SF +	5.00%		N/A(6)	03/2028	—	(3)	—	(6)
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Captive Resources Midco, LLC#(23)	One stop	SF +	5.25%	(j)	5.29%	cash/	5.79%	PIK	07/2029	$5,089	$5,017	0.4%	$5,089
Captive Resources Midco, LLC(5)	One stop	SF +	5.25%		N/A(6)				07/2028	—	(3)	—	—
Disco Parent, Inc.#	One stop	SF +	7.50%	(k)	12.84%				03/2029	2,177	2,132	0.1	2,177
Disco Parent, Inc.(5)	One stop	SF +	7.50%		N/A(6)				03/2029	—	(1)	—	—
Doxa Insurance Holdings LLC#	One stop	SF +	5.50%	(k)	10.83%				12/2030	1,513	1,498	0.1	1,498
Doxa Insurance Holdings LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	—	—	(1)
Doxa Insurance Holdings LLC	One stop	SF +	5.50%	(k)	10.82%				12/2030	593	579	—	578
Illumifin Corporation#(23)	One stop	SF +	7.00%	(k)	12.57%	PIK			09/2027	1,323	1,309	0.1	1,125
Integrated Specialty Coverages, LLC#	One stop	SF +	6.00%	(j)(k)(l)	11.27%				07/2030	1,796	1,756	0.1	1,796
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2029	—	(1)	—	—
Integrated Specialty Coverages, LLC(5)	One stop	SF +	6.00%		N/A(6)				07/2030	—	(5)	—	—
Integrity Marketing Acquisition, LLC^	Senior secured	SF +	6.05%	(k)	11.49%				08/2026	1,360	1,349	0.1	1,360
Integrity Marketing Acquisition, LLC	One stop	SF +	6.02%	(k)	11.36%				08/2026	1,109	1,097	0.1	1,109
Integrity Marketing Acquisition, LLC	Senior secured	SF +	6.05%	(k)	11.49%				08/2026	899	894	0.1	899
Integrity Marketing Acquisition, LLC	Senior secured	SF +	6.05%	(k)	11.49%				08/2026	677	672	0.1	677
Integrity Marketing Acquisition, LLC	Senior secured	SF +	6.02%	(k)	11.46%				08/2026	678	674	0.1	678
Integrity Marketing Acquisition, LLC~	One stop	SF +	5.80%	(k)	11.24%				08/2026	350	348	—	350
Integrity Marketing Acquisition, LLC	Senior secured	SF +	5.80%	(k)	11.24%				08/2026	307	306	—	306
Integrity Marketing Acquisition, LLC	One stop	SF +	6.00%	(k)	11.34%				08/2026	201	190	—	201
Integrity Marketing Acquisition, LLC	One stop	SF +	5.80%	(k)	11.24%				08/2026	186	185	—	185
Integrity Marketing Acquisition, LLC	One stop	SF +	6.50%		N/A(6)				08/2026	—	—	—	—
J.S. Held Holdings, LLC~+	One stop	SF +	5.50%	(k)	10.95%				07/2025	18,115	18,021	1.2	17,934
J.S. Held Holdings, LLC^	One stop	SF +	5.50%	(k)	10.95%				07/2025	3,972	3,948	0.3	3,932
J.S. Held Holdings, LLC#	One stop	SF +	5.50%	(k)	10.95%				07/2025	3,842	3,812	0.3	3,803
J.S. Held Holdings, LLC#	One stop	SF +	5.50%	(k)	10.95%				07/2025	4,535	4,518	0.3	4,489
J.S. Held Holdings, LLC	One stop	SF +	5.50%	(k)	10.95%				07/2025	144	143	—	142
J.S. Held Holdings, LLC	One stop	SF +	5.50%	(k)	10.95%				07/2025	196	195	—	194
Keystone Agency Partners LLC^	Senior secured	SF +	5.50%	(k)	10.95%				05/2027	2,710	2,681	0.2	2,710
Keystone Agency Partners LLC	Senior secured	SF +	5.50%	(k)	10.95%				05/2027	1,102	1,090	0.1	1,102
Keystone Agency Partners LLC#	Senior secured	SF +	5.50%	(k)	10.95%				05/2027	770	762	0.1	770
Keystone Agency Partners LLC#	Senior secured	SF +	5.50%	(k)	10.95%				05/2027	532	523	—	532
Keystone Agency Partners LLC(5)	Senior secured	SF +	5.50%		N/A(6)				05/2027	—	(23)	—	—
Majesco#~+	One stop	SF +	4.75%	(k)	10.05%				09/2028	8,963	8,893	0.6	8,963
Majesco(5)	One stop	SF +	4.75%		N/A(6)				09/2027	—	(2)	—	—
MRH Trowe Germany GMBH(5)(8)(9)(19)	One stop	E +	6.25%		N/A(6)				02/2029	—	(18)	—	(38)
Norvax, LLC#+(8)	Senior secured	SF +	7.50%	(j)	12.93%				09/2025	12,298	12,245	0.8	12,053
Norvax, LLC#(8)	Senior secured	SF +	7.50%	(j)	12.93%				09/2025	4,019	3,987	0.3	3,939
Oakbridge Insurance Agency LLC#	One stop	SF +	5.75%	(j)	11.07%				11/2029	1,986	1,967	0.1	1,986
Oakbridge Insurance Agency LLC	One stop	SF +	5.75%		N/A(6)				11/2029	—	—	—	—
Oakbridge Insurance Agency LLC(5)	One stop	SF +	5.75%		N/A(6)				11/2029	—	(9)	—	—
Paisley Bidco Limited(8)(9)(10)	One stop	E +	6.75%	(c)	10.66%				03/2028	1,470	1,449	0.1	1,470
Paisley Bidco Limited(5)(8)(9)(10)	One stop	SN +	7.00%		N/A(6)				03/2028	—	(17)	—	—
Pareto Health Intermediate Holdings, Inc.^	One stop	SF +	6.25%	(k)	11.55%				05/2030	7,840	7,701	0.5	7,840
Pareto Health Intermediate Holdings, Inc.	One stop	SF +	6.25%	(k)	11.55%				05/2030	2,613	2,567	0.2	2,613
Pareto Health Intermediate Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				06/2029	—	(1)	—	—
Patriot Growth Insurance Services, LLC#^	One stop	SF +	5.50%	(k)	10.95%				10/2028	4,629	4,599	0.3	4,570
Patriot Growth Insurance Services, LLC	One stop	SF +	5.75%	(k)	11.20%				10/2028	951	944	0.1	946
Patriot Growth Insurance Services, LLC	One stop	SF +	5.75%	(k)	11.06%				10/2028	471	442	—	442
Patriot Growth Insurance Services, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2028	—	(1)	—	(1)
People Corporation#(8)(9)(12)	One stop	C +	6.25%	(g)	11.61%				02/2028	5,320	5,628	0.4	5,319
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
People Corporation(8)(9)(12)	One stop	C +	5.75%	(g)	11.11%				02/2028	$4,482	$4,527	0.3%	$4,414
People Corporation(8)(9)(12)	One stop	C +	6.25%	(g)	11.61%				02/2028	1,737	1,886	0.1	1,737
People Corporation(8)(9)(12)	One stop	C +	6.00%	(f)(g)	11.35%				02/2028	1,090	1,078	0.1	1,069
People Corporation(5)(8)(9)(12)	One stop	C +	6.25%		N/A(6)				02/2027	—	(1)	—	—
Sunstar Insurance Group, LLC	Senior secured	SF +	6.00%	(k)	11.45%				10/2026	370	368	—	370
Sunstar Insurance Group, LLC#	Senior secured	SF +	6.00%	(k)	11.45%				10/2026	307	304	—	307
Sunstar Insurance Group, LLC	Senior secured	SF +	6.00%	(k)	11.45%				10/2026	155	154	—	155
Sunstar Insurance Group, LLC	Senior secured	SF +	6.00%	(j)	11.43%				10/2026	4	4	—	4
										155,906	154,891	10.5	154,502
Internet & Catalog Retail
Revalize, Inc.~+	One stop	SF +	5.75%	(k)	11.21%				04/2027	5,831	5,802	0.4	5,482
Revalize, Inc.+	One stop	SF +	5.75%	(k)	11.21%				04/2027	3,413	3,396	0.2	3,208
Revalize, Inc.#	One stop	SF +	5.75%	(k)	11.21%				04/2027	2,018	2,012	0.1	1,897
Revalize, Inc.+	One stop	SF +	5.75%	(k)	11.21%				04/2027	1,692	1,684	0.1	1,591
Revalize, Inc.+	One stop	SF +	5.75%	(k)	11.21%				04/2027	1,019	1,014	0.1	958
Revalize, Inc.#	One stop	SF +	5.75%	(k)	11.21%				04/2027	787	783	0.1	740
Revalize, Inc.	One stop	SF +	5.75%	(k)	11.21%				04/2027	191	186	—	179
Revalize, Inc.	One stop	SF +	5.75%	(j)(k)	11.20%				04/2027	57	56	—	43
										15,008	14,933	1.0	14,098
IT Services
Acquia, Inc.+	One stop	SF +	7.00%	(l)	12.74%				10/2025	2,442	2,430	0.2	2,442
Acquia, Inc.	One stop	SF +	7.00%	(l)	12.45%				10/2025	19	18	—	19
Acquia, Inc.	One stop	SF +	7.00%	(k)	12.48%				10/2025	583	577	—	583
CivicPlus, LLC+(23)	One stop	SF +	6.50%	(k)	9.49%	cash/	2.50%	PIK	08/2027	2,718	2,699	0.2	2,718
CivicPlus, LLC#(23)	One stop	SF +	6.50%	(k)	9.49%	cash/	2.50%	PIK	08/2027	1,617	1,607	0.1	1,617
CivicPlus, LLC#(23)	One stop	SF +	6.50%	(k)	9.49%	cash/	2.50%	PIK	08/2027	1,274	1,265	0.1	1,274
CivicPlus, LLC(23)	One stop	SF +	11.75%	(l)	17.00%	PIK			06/2034	254	249	—	254
CivicPlus, LLC(5)	One stop	SF +	8.50%		N/A(6)				08/2027	—	(1)	—	—
Critical Start, Inc.#(23)	One stop	SF +	6.75%	(k)	8.45%	cash/	3.63%	PIK	05/2028	1,753	1,741	0.1	1,735
Critical Start, Inc.#(23)	One stop	SF +	6.75%	(k)	8.45%	cash/	3.63%	PIK	05/2028	815	802	0.1	807
Critical Start, Inc.(5)	One stop	SF +	6.25%		N/A(6)				05/2028	—	—	—	(1)
Delinea Inc.+	One stop	SF +	5.75%	(k)	11.20%				03/2028	6,398	6,343	0.4	6,334
Delinea Inc.+	One stop	SF +	5.75%	(k)	11.20%				03/2028	3,754	3,727	0.3	3,716
Delinea Inc.(5)	One stop	SF +	5.75%		N/A(6)				03/2027	—	(2)	—	(2)
Goldcup 31018 AB#(8)(9)(17)(23)	One stop	E +	6.50%	(d)	10.15%	cash/	0.25%	PIK	07/2029	4,455	4,147	0.3	4,411
Goldcup 31018 AB(8)(9)(17)(23)	One stop	E +	6.50%	(d)	10.15%	cash/	0.25%	PIK	07/2029	416	403	—	408
Goldcup 31018 AB(5)(8)(9)(17)	One stop	E +	6.25%		N/A(6)				01/2029	—	(1)	—	(1)
Netwrix Corporation^	One stop	SF +	5.00%	(k)	10.38%				06/2029	2,680	2,666	0.2	2,640
Netwrix Corporation(5)	One stop	SF +	5.00%		N/A(6)				06/2029	—	(1)	—	(3)
Netwrix Corporation	One stop	SF +	5.00%		N/A(6)				06/2029	—	—	—	—
Netwrix Corporation(5)	One stop	SF +	5.25%		N/A(6)				06/2029	—	(25)	—	(15)
Optimizely North America, Inc.+	One stop	SF +	5.25%	(k)	10.70%				04/2026	4,826	4,796	0.3	4,826
Optimizely North America, Inc.(8)(9)	One stop	E +	5.50%	(c)	9.40%				04/2026	4,281	4,547	0.3	4,281
Optimizely North America, Inc.+	One stop	SF +	5.25%	(k)	10.70%				04/2026	2,642	2,632	0.2	2,642
Optimizely North America, Inc.#	One stop	SF +	5.25%	(k)	10.70%				04/2026	1,496	1,485	0.1	1,496
Optimizely North America, Inc.(5)	One stop	SF +	5.25%		N/A(6)				04/2026	—	(1)	—	—
PDQ Intermediate, Inc.(23)	Subordinated debt	N/A			13.75%	PIK			10/2031	53	52	—	53
Recordxtechnologies, LLC#~	One stop	SF +	6.50%	(j)	11.83%				12/2025	18,247	18,158	1.2	18,247
Recordxtechnologies, LLC	One stop	SF +	6.50%	(j)	11.83%				12/2025	1,665	1,657	0.1	1,665
Recordxtechnologies, LLC#	One stop	SF +	6.50%	(j)	11.83%				12/2025	859	852	0.1	859
Recordxtechnologies, LLC	One stop	SF +	6.50%	(j)	11.83%				12/2025	136	135	—	136
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Red Dawn SEI Buyer, Inc.~^	Senior secured	SF +	4.25%	(k)	9.65%	11/2025	$13,097	$13,054	0.9%	$13,097
Red Dawn SEI Buyer, Inc.#(8)(9)	Senior secured	SN +	4.50%	(h)	9.69%	11/2025	8,621	9,321	0.6	8,614
Red Dawn SEI Buyer, Inc.#	Senior secured	SF +	4.50%	(k)	9.90%	11/2025	2,617	2,605	0.2	2,617
Red Dawn SEI Buyer, Inc.#	Senior secured	SF +	4.25%	(k)	9.65%	11/2025	2,329	2,323	0.2	2,329
Red Dawn SEI Buyer, Inc.#	Senior secured	SF +	4.50%	(k)	9.90%	11/2025	2,172	2,164	0.1	2,172
Red Dawn SEI Buyer, Inc.(5)	Senior secured	SF +	4.25%		N/A(6)	11/2025	—	(1)	—	—
Red Dawn SEI Buyer, Inc.(5)	Senior secured	SF +	4.50%		N/A(6)	11/2025	—	(2)	—	—
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(k)	16.06%	10/2026	567	560	—	567
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(k)	16.06%	10/2026	179	179	—	179
ReliaQuest Holdings, LLC	One stop	SF +	10.75%	(k)	16.06%	10/2026	64	63	—	64
Saturn Borrower Inc.#~	One stop	SF +	6.50%	(k)	11.96%	09/2026	7,882	7,784	0.5	7,724
Saturn Borrower Inc.	One stop	SF +	6.50%	(k)	11.96%	09/2026	103	102	—	101
Transform Bidco Limited(5)(8)(10)	One stop	SF +	7.00%		N/A(6)	06/2030	—	(1)	—	—
Transform Bidco Limited#(8)(10)	One stop	SF +	7.00%	(k)	12.33%	12/2030	4,950	4,878	0.3	4,950
WPEngine, Inc.#	One stop	SF +	6.50%	(k)	11.81%	08/2029	1,916	1,881	0.1	1,916
WPEngine, Inc.(5)	One stop	SF +	6.50%		N/A(6)	08/2029	—	(1)	—	—
Zarya Holdco, Inc.#	One stop	SF +	6.50%	(k)	11.84%	07/2027	2,495	2,495	0.2	2,495
Zarya Holdco, Inc.	One stop	SF +	6.50%		N/A(6)	07/2027	—	—	—	—
Zarya Holdco, Inc.#	One stop	SF +	6.50%	(k)	11.84%	07/2027	920	903	0.1	920
							111,295	111,264	7.5	110,886
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Leisure Products
Movement Holdings, LLC#	One stop	SF +	5.25%	(j)	10.58%				03/2030	$570	$564	0.1%	$564
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	—	—	(1)
Movement Holdings, LLC(5)	One stop	SF +	5.25%		N/A(6)				03/2030	—	(4)	—	(4)
WBZ Investment LLC^(23)	One stop	SF +	6.50%	(k)	10.95%	cash/	1.00%	PIK	09/2024	1,417	1,416	0.1	1,403
WBZ Investment LLC^(23)	One stop	SF +	6.50%	(k)	10.95%	cash/	1.00%	PIK	09/2024	483	482	—	478
WBZ Investment LLC^(23)	One stop	SF +	6.50%	(k)	10.95%	cash/	1.00%	PIK	09/2024	335	335	—	332
WBZ Investment LLC^(23)	One stop	SF +	6.50%	(k)	10.95%	cash/	1.00%	PIK	09/2024	176	175	—	174
WBZ Investment LLC(5)	One stop	SF +	6.50%		N/A(6)				09/2024	—	—	—	(1)
										2,981	2,968	0.2	2,945
Life Sciences Tools & Services
Celerion Buyer, Inc.~	One stop	SF +	6.50%	(k)	11.77%				11/2029	8,483	8,316	0.6	8,483
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2028	—	(1)	—	—
Celerion Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				11/2029	—	(27)	—	—
PAS Parent Inc.#~^	One stop	SF +	5.00%	(j)	10.44%				12/2028	22,313	22,011	1.5	21,979
PAS Parent Inc.(5)	One stop	SF +	5.00%		N/A(6)				12/2027	—	(9)	—	(5)
PAS Parent Inc.	One stop	SF +	5.50%	(j)	10.93%				12/2028	1,541	1,498	0.1	1,541
Reaction Biology Corporation#	One stop	SF +	5.25%	(k)	10.70%				03/2029	2,618	2,601	0.2	2,304
Reaction Biology Corporation#	One stop	SF +	5.25%	(k)	10.70%				03/2029	1,741	1,729	0.1	1,532
Reaction Biology Corporation#	One stop	SF +	5.25%	(k)	10.70%				03/2029	510	506	—	448
Reaction Biology Corporation	One stop	SF +	5.25%	(k)	10.70%				03/2029	150	149	—	132
Unchained Labs, LLC	Senior secured	SF +	5.50%	(j)	10.88%				08/2027	423	421	—	415
Unchained Labs, LLC#	Senior secured	SF +	5.50%	(j)	10.88%				08/2027	357	353	—	350
Unchained Labs, LLC(5)	Senior secured	SF +	5.50%		N/A(6)				08/2027	—	—	—	(1)
										38,136	37,547	2.5	37,178
Machinery
Blackbird Purchaser, Inc.#	One stop	SF +	5.50%	(k)	10.83%				12/2030	4,124	4,084	0.3	4,124
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(k)	10.81%				12/2030	163	155	—	163
Blackbird Purchaser, Inc.	One stop	SF +	5.50%	(j)	10.83%				12/2029	6	5	—	6
Chase Industries, Inc.(23)(24)	Senior secured	SF +	7.00%	(k)	10.95%	cash/	1.50%	PIK	05/2025	1,946	1,946	0.1	1,873
Chase Industries, Inc.(23)(24)	Senior secured	SF +	7.00%	(k)	10.95%	cash/	1.50%	PIK	05/2025	337	337	—	324
Chase Industries, Inc.(23)(24)	Senior secured	SF +	7.00%	(k)	10.95%	cash/	1.50%	PIK	05/2025	98	98	—	92
										6,674	6,625	0.4	6,582
Marine
Project Nike Purchaser, LLC^	One stop	SF +	6.00%	(k)	11.30%				04/2029	14,566	14,463	1.0	14,129
Project Nike Purchaser, LLC#	One stop	SF +	6.00%	(k)	11.30%				04/2029	323	320	—	314
Project Nike Purchaser, LLC	One stop	SF +	6.00%	(k)	11.30%				04/2029	95	93	—	88
										14,984	14,876	1.0	14,531
Media
Triple Lift, Inc.+	One stop	SF +	5.75%	(k)	11.23%				05/2028	2,075	2,051	0.2	1,992
Triple Lift, Inc.#	One stop	SF +	5.75%	(k)	11.23%				05/2028	449	443	—	431
Triple Lift, Inc.	One stop	SF +	5.75%	(k)	11.22%				05/2028	27	27	—	25
										2,551	2,521	0.2	2,448
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Oil, Gas & Consumable Fuels
3ES Innovation, Inc.(8)(12)	One stop	SF +	6.75%	(k)	12.16%				05/2025	$5,480	$5,458	0.4%	$5,480
3ES Innovation, Inc.(8)(12)	One stop	SF +	6.75%	(j)	12.18%				05/2025	40	40	—	40
Envernus, Inc.#	One stop	SF +	5.50%	(j)	10.83%				12/2029	4,714	4,647	0.3	4,667
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(1)	—	(1)
Envernus, Inc.(5)	One stop	SF +	5.50%		N/A(6)				12/2029	—	(2)	—	(2)
Project Power Buyer, LLC#~	One stop	SF +	7.00%	(k)	12.30%				05/2026	13,586	13,382	0.9	13,586
Project Power Buyer, LLC(5)	One stop	SF +	7.00%		N/A(6)				05/2025	—	(1)	—	—
										23,820	23,523	1.6	23,770
Paper & Forest Products
Messenger, LLC#~	One stop	SF +	5.75%	(k)	11.20%				12/2027	4,771	4,740	0.3	4,723
Messenger, LLC~	One stop	SF +	5.75%	(k)	11.21%				12/2027	1,452	1,442	0.1	1,437
Messenger, LLC#	One stop	SF +	5.75%	(k)	11.20%				12/2027	728	723	0.1	720
Messenger, LLC(5)	One stop	SF +	5.75%		N/A(6)				12/2027	—	—	—	(1)
										6,951	6,905	0.5	6,879
Pharmaceuticals
ACP Ulysses Buyer, Inc.~^	One stop	SF +	6.00%	(k)	11.30%				02/2029	8,682	8,520	0.6	8,682
ACP Ulysses Buyer, Inc.#	One stop	SF +	6.00%	(k)	11.30%				02/2029	375	366	—	375
Amalthea Parent, Inc.#~^+(8)	One stop	SF +	5.00%	(l)	10.82%				03/2027	29,703	29,459	1.8	26,733
Amalthea Parent, Inc.(5)(8)	One stop	SF +	5.00%		N/A(6)				03/2027	—	(2)	—	(27)
Caerus Midco 3 S.A.R.L.#(8)(13)	One stop	SF +	5.50%	(k)	10.81%				05/2029	12,640	12,454	0.8	12,387
Caerus Midco 3 S.A.R.L.#(8)(13)	One stop	SF +	5.75%	(k)	11.06%				05/2029	2,100	2,067	0.1	2,079
Caerus Midco 3 S.A.R.L.(8)(13)	One stop	SF +	5.75%	(k)	11.06%				05/2029	853	833	0.1	834
Caerus Midco 3 S.A.R.L.(5)(8)(13)	One stop	SF +	5.75%		N/A(6)				05/2029	—	(4)	—	(3)
Caerus Midco 3 S.A.R.L.(8)(13)	One stop	SF +	5.75%	(k)	11.06%				05/2029	136	132	—	133
Cobalt Buyer Sub, Inc.^	One stop	SF +	6.00%	(j)	11.44%				10/2028	4,446	4,388	0.3	4,446
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(j)	11.44%				10/2028	1,491	1,471	0.1	1,491
Cobalt Buyer Sub, Inc.#	One stop	SF +	6.00%	(j)	11.44%				10/2028	1,133	1,099	0.1	1,133
Cobalt Buyer Sub, Inc.	One stop	SF +	6.00%	(j)	11.44%				10/2027	46	45	—	46
Spark Bidco Limited#(8)(9)(10)	Senior secured	SN +	4.75%	(h)	9.94%				08/2028	10,654	11,495	0.7	9,980
Spark Bidco Limited#(8)(9)(10)	Senior secured	SN +	6.00%	(h)	11.19%				08/2028	1,812	1,720	0.1	1,779
Spark Bidco Limited(8)(10)	Senior secured	SF +	6.00%	(k)	11.30%				08/2028	1,378	1,357	0.1	1,354
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	4.75%	(h)	9.94%				08/2028	1,291	1,157	0.1	1,210
Spark Bidco Limited(8)(9)(10)	Senior secured	SN +	4.75%	(h)	9.94%				08/2028	1,130	1,079	0.1	1,059
Spark Bidco Limited(5)(8)(9)(10)	Senior secured	SN +	4.75%		N/A(6)				02/2028	—	(2)	—	(5)
										77,870	77,634	5.0	73,686
Professional Services
ALKU Intermediate Holdings, LLC#	One stop	SF +	6.25%	(j)	11.58%				05/2029	2,410	2,379	0.2	2,422
ALKU Intermediate Holdings, LLC#	One stop	SF +	5.50%	(j)	10.83%				05/2029	266	261	—	261
bswift, LLC#	One stop	SF +	6.38%	(k)	11.70%				11/2028	2,647	2,583	0.2	2,693
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(k)(l)	10.45%				10/2027	2,763	2,743	0.2	2,763
Citrin Cooperman Advisors LLC^	One stop	SF +	5.00%	(l)	10.57%				10/2027	1,199	1,172	0.1	1,199
Citrin Cooperman Advisors LLC	One stop	SF +	5.00%	(k)(l)	10.52%				10/2027	356	351	—	356
Citrin Cooperman Advisors LLC#	One stop	SF +	5.25%	(k)	10.68%				10/2027	192	189	—	193
Citrin Cooperman Advisors LLC	One stop	SF +	5.25%	(k)	10.66%				10/2027	287	275	—	290
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(k)	10.34%				09/2028	1,809	1,782	0.1	1,782
DISA Holdings Corp.	Senior secured	SF +	5.00%	(k)	10.34%				09/2028	210	208	—	207
DISA Holdings Corp.	One stop	SF +	5.00%	(k)	10.34%				09/2028	239	236	—	236
DISA Holdings Corp.(23)	Subordinated debt	SF +	8.50%	(k)	11.83%	cash/	2.00%	PIK	03/2029	51	50	—	51
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	—	(1)	—	(1)
DISA Holdings Corp.#	Senior secured	SF +	5.00%	(k)	10.34%				09/2028	560	551	—	551
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
DISA Holdings Corp.(5)	Senior secured	SF +	5.00%		N/A(6)				09/2028	$—	$(3)	—%	$(3)
Eliassen Group, LLC#	One stop	SF +	5.50%	(k)	10.81%				04/2028	737	732	0.1	729
Eliassen Group, LLC	One stop	SF +	5.50%	(k)	10.82%				04/2028	137	136	—	133
Filevine, Inc.+(23)	One stop	SF +	6.50%	(k)(l)	9.71%	cash/	2.50%	PIK	04/2027	2,668	2,641	0.2	2,695
Filevine, Inc.	One stop	SF +	6.50%		N/A(6)				04/2027	—	—	—	—
IG Investments Holdings, LLC^	One stop	SF +	6.00%	(k)	11.41%				09/2028	2,734	2,697	0.2	2,734
IG Investments Holdings, LLC^	One stop	SF +	6.00%	(k)	11.41%				09/2028	236	236	—	236
IG Investments Holdings, LLC	One stop	SF +	6.00%		N/A(6)				09/2027	—	—	—	—
NBG Acquisition Corp. and NBG-P Acquisition Corp.#~^+	One stop	SF +	5.25%	(k)	10.71%				11/2028	26,720	26,591	1.8	25,918
NBG Acquisition Corp. and NBG-P Acquisition Corp.	One stop	SF +	5.25%	(k)	10.71%				11/2028	164	163	—	157
Net Health Acquisition Corp.#	One stop	SF +	5.75%	(j)	11.18%				12/2025	1,428	1,423	0.1	1,414
Net Health Acquisition Corp.~	One stop	SF +	5.75%	(j)	11.18%				12/2025	836	832	0.1	827
Net Health Acquisition Corp.~	One stop	SF +	5.75%	(j)	11.18%				12/2025	719	715	0.1	712
Net Health Acquisition Corp.~	One stop	SF +	5.75%	(j)	11.18%				12/2025	452	449	—	447
Net Health Acquisition Corp.~	One stop	SF +	5.75%	(j)	11.18%				12/2025	107	106	—	106
Net Health Acquisition Corp.	One stop	SF +	5.75%	(j)	11.18%				12/2025	126	126	—	124
PlanSource Holdings, Inc.#	One stop	SF +	6.25%	(l)	11.66%				06/2025	2,818	2,811	0.2	2,818
PlanSource Holdings, Inc.	One stop	SF +	6.25%	(l)	11.66%				06/2025	556	555	—	556
PlanSource Holdings, Inc.#	One stop	SF +	6.25%	(l)	11.66%				06/2025	484	483	—	484
PlanSource Holdings, Inc.	One stop	SF +	6.25%		N/A(6)				06/2025	—	—	—	—
Procure Acquireco, Inc.~^	One stop	SF +	5.00%	(k)	10.49%				12/2028	7,685	7,633	0.5	7,685
Procure Acquireco, Inc.	One stop	SF +	5.00%	(k)	10.45%				12/2028	1,079	1,072	0.1	1,079
Procure Acquireco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				12/2028	—	(1)	—	—
										62,675	62,176	4.2	61,854

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Real Estate Management & Development
Inhabit IQ Inc.#^	One stop	SF +	5.50%	(j)	10.93%	07/2025	$16,351	$16,296	1.1%	$16,351
Inhabit IQ Inc.+	One stop	SF +	5.50%	(j)	10.93%	07/2025	9,296	9,264	0.6	9,296
Inhabit IQ Inc.~	One stop	SF +	5.50%	(j)	10.93%	07/2025	2,679	2,677	0.2	2,679
Inhabit IQ Inc.~	One stop	SF +	5.50%	(j)	10.93%	07/2025	2,504	2,502	0.2	2,504
Inhabit IQ Inc.~	One stop	SF +	5.50%	(j)	10.93%	07/2025	1,082	1,081	0.1	1,082
Inhabit IQ Inc.#	One stop	SF +	5.50%	(j)	10.93%	07/2025	883	881	0.1	883
Inhabit IQ Inc.#	One stop	SF +	5.50%	(j)	10.93%	07/2025	683	681	0.1	683
Inhabit IQ Inc.#	One stop	SF +	5.50%	(j)	10.93%	07/2025	381	380	—	381
Inhabit IQ Inc.#	One stop	SF +	5.50%	(j)	10.93%	07/2025	324	323	—	324
Inhabit IQ Inc.#	One stop	SF +	5.50%	(j)	10.93%	07/2025	322	322	—	322
Inhabit IQ Inc.#	One stop	SF +	5.50%	(j)	10.93%	07/2025	254	254	—	254
Inhabit IQ Inc.#	One stop	SF +	5.50%	(j)	10.93%	07/2025	134	134	—	134
Inhabit IQ Inc.	One stop	SF +	5.50%	(j)	10.93%	07/2025	30	30	—	30
MRI Software LLC~+	One stop	SF +	5.50%	(k)	10.90%	02/2027	14,928	14,869	1.0	14,853
MRI Software LLC~^+	One stop	SF +	5.50%	(k)	10.90%	02/2027	7,901	7,860	0.5	7,861
MRI Software LLC(5)	One stop	SF +	5.50%		N/A(6)	02/2027	—	(1)	—	(1)
MRI Software LLC(5)	One stop	SF +	5.75%		N/A(6)	02/2027	—	(2)	—	—
RPL Bidco Limited(8)(9)(10)	One stop	SN +	5.50%	(h)	10.69%	08/2028	7,936	8,631	0.5	7,870
RPL Bidco Limited#(8)(9)(10)	One stop	SN +	5.50%	(h)	10.69%	08/2028	5,196	5,143	0.4	5,153
RPL Bidco Limited#(8)(9)(10)	One stop	A +	5.50%	(e)	9.89%	08/2028	3,462	3,520	0.2	3,434
RPL Bidco Limited#(8)(9)(10)	One stop	A +	5.50%	(e)	9.89%	08/2028	841	941	0.1	834
RPL Bidco Limited(8)(9)(10)	One stop	SN +	5.50%		N/A(6)	02/2028	—	—	—	—
							75,187	75,786	5.1	74,927
Road & Rail
Channelside AcquisitionCo, Inc.#	One stop	SF +	6.38%	(j)	11.81%	07/2028	1,647	1,628	0.1	1,647
Channelside AcquisitionCo, Inc.#	One stop	SF +	6.75%	(j)	12.07%	07/2028	1,589	1,553	0.1	1,621
Channelside AcquisitionCo, Inc.	One stop	P +	5.75%	(a)	14.25%	07/2026	22	20	—	22
Channelside AcquisitionCo, Inc.	One stop	SF +	6.75%		N/A(6)	07/2028	—	—	—	—
Channelside AcquisitionCo, Inc.(5)	One stop	SF +	5.50%		N/A(6)	07/2028	—	(1)	—	—
Internet Truckstop Group LLC~	One stop	SF +	5.00%	(k)	10.45%	04/2025	7,514	7,437	0.5	7,514
Internet Truckstop Group LLC^	One stop	SF +	5.00%	(k)	10.45%	04/2025	3,305	3,292	0.2	3,305
Internet Truckstop Group LLC(5)	One stop	SF +	5.00%		N/A(6)	04/2025	—	(1)	—	—
							14,077	13,928	0.9	14,109

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.#+	One stop	SF +	6.50%	(k)	11.81%				06/2029	$14,840	$14,730	1.0%	$14,840
Anaplan, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(1)	—	—
Appfire Technologies, LLC~+	One stop	SF +	5.50%	(k)	10.95%				03/2027	15,854	15,739	1.1	15,696
Appfire Technologies, LLC	One stop	P +	4.50%	(a)	13.00%				03/2027	53	52	—	51
Appfire Technologies, LLC(5)	One stop	SF +	5.50%		N/A(6)				03/2027	—	(12)	—	(15)
Aras Corporation+(23)	One stop	SF +	6.75%	(k)	8.98%	cash/	3.25%	PIK	04/2027	5,857	5,829	0.4	5,857
Aras Corporation	One stop	SF +	6.50%	(k)	11.98%				04/2027	92	91	—	92
Armstrong Bidco Limited#(8)(9)(10)	One stop	SN +	5.25%	(h)	10.44%				06/2029	1,874	1,774	0.1	1,835
Armstrong Bidco Limited(8)(9)(10)	One stop	SN +	5.25%	(h)	10.44%				06/2029	978	900	0.1	957
Arrow Buyer, Inc.#	One stop	SF +	6.50%	(k)	11.80%				07/2030	8,911	8,712	0.6	8,911
Arrow Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				07/2030	—	(23)	—	—
Arrow Buyer, Inc.	One stop	SF +	6.50%	(l)	11.70%				07/2030	584	578	—	584
Auvik Networks Inc.+(8)(12)(23)	One stop	SF +	6.25%	(k)	8.31%	cash/	3.25%	PIK	07/2027	3,156	3,139	0.2	3,156
Auvik Networks Inc.#(8)(12)(23)	One stop	SF +	6.25%	(k)	8.31%	cash/	3.25%	PIK	07/2027	573	570	—	573
Auvik Networks Inc.(8)(12)	One stop	SF +	6.00%		N/A(6)				07/2027	—	—	—	—
Auvik Networks Inc.#(8)(12)(23)	One stop	SF +	6.25%	(k)	8.31%	cash/	3.25%	PIK	07/2027	461	456	—	461
Avetta, LLC#	One stop	SF +	5.75%	(j)	11.08%				10/2030	450	441	—	450
Avetta, LLC(5)	One stop	SF +	5.75%		N/A(6)				10/2029	—	(1)	—	—
Axiom Merger Sub Inc.#	One stop	SF +	5.25%	(k)	10.79%				04/2026	1,112	1,105	0.1	1,112
Axiom Merger Sub Inc.#	One stop	SF +	5.25%	(k)	10.79%				04/2026	957	953	0.1	957
Axiom Merger Sub Inc.(8)(9)	One stop	E +	5.50%	(c)(d)	9.60%				04/2026	444	460	—	444
Axiom Merger Sub Inc.	One stop	SF +	5.25%	(l)	10.80%				04/2026	137	136	—	137
Axiom Merger Sub Inc.	One stop	SF +	5.25%		N/A(6)				10/2025	—	—	—	—
Azul Systems, Inc.~	Senior secured	SF +	4.50%	(k)	9.95%				04/2027	9,492	9,451	0.7	9,492
Azul Systems, Inc.	Senior secured	SF +	4.50%		N/A(6)				04/2026	—	—	—	—
Azurite Intermediate Holdings, Inc.#	One stop	SF +	6.50%	(j)	11.83%				03/2031	290	286	—	286
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(5)	—	(5)
Azurite Intermediate Holdings, Inc.(5)	One stop	SF +	9.00%		N/A(6)				03/2031	—	(1)	—	(1)
Bayshore Intermediate #2, L.P.+(23)	One stop	SF +	7.50%	(k)	12.92%				10/2028	32,774	32,406	2.2	32,774
Bayshore Intermediate #2, L.P.	One stop	SF +	6.75%	(j)	12.17%				10/2027	22	20	—	22
Bloomerang, LLC#	One stop	SF +	6.00%	(k)	11.30%				12/2029	3,808	3,771	0.3	3,770
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	—	—	(1)
Bloomerang, LLC(5)	One stop	SF +	6.00%		N/A(6)				12/2029	—	(11)	—	(11)
Bonterra LLC#+	One stop	SF +	7.25%	(k)	12.55%				09/2027	27,466	27,238	1.8	26,917
Bonterra LLC(23)	One stop	SF +	8.00%	(k)	13.30%				09/2027	534	528	—	524
Bonterra LLC	One stop	SF +	7.25%	(k)	12.56%				09/2027	104	102	—	100
Bottomline Technologies, Inc.#	One stop	SF +	5.25%	(j)	10.58%				05/2029	13,531	13,333	0.9	13,260
Bottomline Technologies, Inc.#	One stop	SF +	5.75%	(j)	11.08%				05/2029	500	491	—	500
Bottomline Technologies, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(3)	—	(5)
Bullhorn, Inc.~^	One stop	SF +	5.50%	(j)	10.93%				09/2026	13,068	12,972	0.9	13,068
Bullhorn, Inc.#~	One stop	SF +	5.50%	(j)	10.93%				09/2026	3,190	3,176	0.2	3,190
Bullhorn, Inc.(8)(9)	One stop	SN +	5.75%	(h)	10.94%				09/2026	2,394	2,318	0.2	2,392
Bullhorn, Inc.^	One stop	SF +	5.50%	(j)	10.93%				09/2026	1,433	1,423	0.1	1,433
Bullhorn, Inc.#(8)(9)	One stop	E +	5.50%	(b)	9.33%				09/2026	924	931	0.1	924
Bullhorn, Inc.#	One stop	SF +	5.50%	(j)	10.93%				09/2026	642	638	—	642
Bullhorn, Inc.#	One stop	SF +	5.50%	(j)	10.93%				09/2026	512	508	—	512
Bullhorn, Inc.(5)	One stop	SF +	5.50%		N/A(6)				09/2026	—	(2)	—	—
Bullhorn, Inc.(8)(9)	One stop	E +	5.50%	(b)	9.33%				09/2026	850	850	0.1	850
Bullhorn, Inc.(8)(9)	One stop	E +	5.50%	(b)	9.33%				09/2026	848	852	0.1	848
Burning Glass Intermediate Holdings Company, Inc.~	One stop	SF +	5.00%	(j)	10.43%				06/2028	3,748	3,702	0.3	3,748
Burning Glass Intermediate Holdings Company, Inc.(5)	One stop	SF +	5.00%		N/A(6)				06/2026	—	(1)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Bynder BidCo, Inc.& Bynder BidCo B.V.#(8)(14)	One stop	SF +	7.25%	(k)	12.57%				01/2029	$2,895	$2,824	0.2%	$2,895
Bynder BidCo, Inc.& Bynder BidCo B.V.#(8)(14)	One stop	SF +	7.25%	(k)	12.57%				01/2029	766	747	0.1	766
Bynder BidCo, Inc.& Bynder BidCo B.V.(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	—	—	—
Bynder BidCo, Inc.& Bynder BidCo B.V.(5)(8)(14)	One stop	SF +	7.25%		N/A(6)				01/2029	—	(1)	—	—
Calabrio, Inc.#+	One stop	SF +	7.13%	(j)	12.45%				04/2027	21,174	21,013	1.4	21,174
Calabrio, Inc.(5)	One stop	SF +	7.13%		N/A(6)				04/2027	—	(2)	—	—
Calabrio, Inc.#	One stop	SF +	7.13%	(j)	12.45%				04/2027	5,000	4,908	0.3	5,000
Camelia Bidco Limited#(8)(9)(10)	One stop	SN +	6.25%	(h)	11.44%				08/2030	1,876	1,856	0.1	1,875
Camelia Bidco Limited(8)(9)(10)	One stop	A +	6.25%	(e)	10.60%				08/2030	120	117	—	120
Camelia Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.25%		N/A(6)				08/2030	—	(11)	—	—
Community Brands Parentco LLC#	One stop	SF +	5.50%	(j)	10.93%				02/2028	2,529	2,496	0.2	2,529
Community Brands Parentco LLC(5)	One stop	SF +	5.50%		N/A(6)				02/2028	—	(1)	—	—
Coupa Holdings, LLC#	One stop	SF +	7.50%	(k)	12.81%				02/2030	9,134	8,942	0.6	9,134
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2029	—	(1)	—	—
Coupa Holdings, LLC(5)	One stop	SF +	7.50%		N/A(6)				02/2030	—	(9)	—	—
Crewline Buyer, Inc.#	One stop	SF +	6.75%	(k)	12.06%				11/2030	4,938	4,868	0.3	4,888
Crewline Buyer, Inc.(5)	One stop	SF +	6.75%		N/A(6)				11/2030	—	(1)	—	(1)
Daxko Acquisition Corporation~+	One stop	SF +	5.50%	(j)	10.93%				10/2028	12,369	12,289	0.8	12,122
Daxko Acquisition Corporation^	One stop	SF +	5.50%	(j)	10.93%				10/2028	1,043	1,033	0.1	1,022
Daxko Acquisition Corporation	One stop	SF +	5.50%	(j)	10.93%				10/2028	62	59	—	52
Daxko Acquisition Corporation	One stop	P +	4.50%	(a)	13.00%				10/2027	10	9	—	7
Denali Bidco Limited#(8)(9)(10)	One stop	SN +	6.00%	(h)	11.19%				08/2030	4,407	4,311	0.3	4,426
Denali Bidco Limited#(8)(9)(10)	One stop	E +	6.00%	(b)	9.83%				08/2030	1,091	1,075	0.1	1,097
Denali Bidco Limited#(8)(9)(10)	One stop	E +	5.50%		N/A(6)				08/2030	—	—	—	—
Denali Bidco Limited(5)(8)(9)(10)	One stop	E +	6.00%		N/A(6)				08/2030	—	(18)	—	8
Denali Bidco Limited(8)(9)(10)	One stop	SN +	5.50%		N/A(6)				08/2030	—	—	—	—
Diligent Corporation~^+	One stop	SF +	6.25%	(k)	11.71%				08/2025	27,070	26,989	1.8	27,070
Diligent Corporation+	One stop	SF +	5.75%	(k)	11.21%				08/2025	2,299	2,292	0.2	2,299
Diligent Corporation#	One stop	SF +	6.25%	(k)	11.71%				08/2025	671	666	0.1	671
Diligent Corporation	One stop	SF +	6.25%	(k)	11.71%				08/2025	383	383	—	383
Diligent Corporation#	One stop	SF +	6.25%	(k)	11.71%				08/2025	423	410	—	423
Dragon UK Bidco Limited#(8)(9)(10)	One stop	SN +	6.00%	(h)	11.19%				02/2029	7,123	7,357	0.5	6,904
Dragon UK Bidco Limited(8)(9)(10)	One stop	CA +	6.00%	(m)	11.02%				02/2029	4,205	4,373	0.3	4,078
Dragon UK Bidco Limited(5)(8)(9)(10)	One stop	SN +	6.00%		N/A(6)				02/2029	—	—	—	(50)
Evergreen IX Borrower 2023, LLC#	One stop	SF +	6.00%	(k)	11.31%				09/2030	449	438	—	449
Evergreen IX Borrower 2023, LLC(5)	One stop	SF +	6.00%		N/A(6)				10/2029	—	(1)	—	—
FirstUp, Inc.+(23)	One stop	SF +	7.50%	(k)	8.55%	cash/	4.25%	PIK	07/2027	3,507	3,482	0.2	3,507
FirstUp, Inc.#(23)	One stop	SF +	7.50%	(k)	8.55%	cash/	4.25%	PIK	07/2027	339	335	—	339
FirstUp, Inc.(5)	One stop	SF +	7.50%		N/A(6)				07/2027	—	(1)	—	—
Gainsight, Inc.+(23)	One stop	SF +	6.75%	(k)	12.21%	PIK			07/2027	5,106	5,066	0.4	5,106
Gainsight, Inc.(23)	One stop	SF +	6.75%	(k)	12.21%	PIK			07/2027	60	59	—	60
GS Acquisitionco, Inc.#~^+	One stop	SF +	5.00%	(k)	10.30%				05/2028	39,390	39,292	2.7	39,193
GS Acquisitionco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(1)	—	(1)
GS Acquisitionco, Inc.(5)	One stop	SF +	5.00%		N/A(6)				05/2028	—	(2)	—	(2)
GTY Technology Holdings, Inc.#(23)	One stop	SF +	6.88%	(k)	7.88%	cash/	4.30%	PIK	07/2029	1,680	1,657	0.1	1,664
GTY Technology Holdings, Inc.#(23)	One stop	SF +	6.88%	(k)	7.90%	cash/	4.30%	PIK	07/2029	1,097	1,080	0.1	1,086
GTY Technology Holdings, Inc.(23)	One stop	SF +	6.88%	(k)	7.88%	cash/	4.30%	PIK	07/2029	201	200	—	199
GTY Technology Holdings, Inc.(5)	One stop	SF +	6.25%		N/A(6)				07/2029	—	(2)	—	(1)
GTY Technology Holdings, Inc.(5)	One stop	SF +	7.13%		N/A(6)				07/2029	—	(9)	—	—
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
GTY Technology Holdings, Inc.(23)	One stop	SF +	7.13%	(k)	7.95%	cash/	4.45%	PIK	07/2029	$270	$267	—%	$270
Hornet Security Holding GMBH#(8)(9)(19)	One stop	E +	6.50%	(d)	10.43%				02/2031	471	465	—	465
Hornet Security Holding GMBH#(8)(9)(19)	One stop	E +	6.50%	(d)	10.43%				02/2031	314	310	—	310
Hornet Security Holding GMBH(8)(9)(19)	One stop	E +	6.50%		N/A(6)				08/2030	—	—	—	—
Hornet Security Holding GMBH(5)(8)(9)(19)	One stop	E +	6.50%		N/A(6)				02/2031	—	(2)	—	(2)
Hyland Software, Inc.#	One stop	SF +	6.00%	(j)	11.33%				09/2030	42,543	41,954	2.9	42,118
Hyland Software, Inc.(5)	One stop	SF +	6.00%		N/A(6)				09/2029	—	(1)	—	(1)
Icefall Parent, Inc.#	One stop	SF +	6.50%	(k)	11.80%				01/2030	950	932	0.1	931
Icefall Parent, Inc.(5)	One stop	SF +	6.50%		N/A(6)				01/2030	—	(1)	—	(1)
ICIMS, Inc.#(23)	One stop	SF +	7.25%	(k)	8.71%	cash/	3.88%	PIK	08/2028	4,018	3,971	0.3	3,978
ICIMS, Inc.	One stop	SF +	6.75%	(k)	12.05%				08/2028	11	9	—	9
ICIMS, Inc.(5)	One stop	SF +	7.25%		N/A(6)				08/2028	—	—	—	(8)
IQN Holding Corp. ^	One stop	SF +	5.25%	(k)	10.59%				05/2029	8,463	8,393	0.6	8,380
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2028	—	(1)	—	(1)
IQN Holding Corp. (5)	One stop	SF +	5.25%		N/A(6)				05/2029	—	(11)	—	(19)
Island Bidco AB#(8)(9)(17)(23)	One stop	E +	7.25%	(d)	3.89%	cash/	7.25%	PIK	07/2028	3,426	3,298	0.2	3,426
Island Bidco AB#(8)(17)(23)	One stop	SF +	7.00%	(l)	8.68%	cash/	3.50%	PIK	07/2028	1,602	1,592	0.1	1,602
Island Bidco AB(8)(17)	One stop	SF +	6.50%	(l)	11.83%				07/2028	30	30	—	30
Island Bidco AB(8)(9)(17)	One stop	E +	6.50%	(d)	10.38%				07/2028	30	30	—	30
Juvare, LLC~	One stop	SF +	6.25%	(k)	11.74%				10/2026	3,011	2,995	0.2	2,951
Juvare, LLC^	One stop	SF +	6.25%	(k)	11.74%				10/2026	695	691	0.1	681
Juvare, LLC	One stop	SF +	6.25%	(k)	11.74%				10/2026	221	218	—	217
Juvare, LLC	One stop	SF +	6.25%	(k)	11.74%				04/2026	50	50	—	49
Kaseya Inc.#+(23)	One stop	SF +	6.00%	(k)	8.81%	cash/	2.50%	PIK	06/2029	14,102	13,946	1.0	14,102
Kaseya Inc.(23)	One stop	SF +	5.50%	(j)	10.83%				06/2029	68	65	—	68
Kaseya Inc.(5)(23)	One stop	SF +	5.50%		N/A(6)				06/2029	—	(8)	—	—
Kaseya Inc.	One stop	SF +	5.50%	(k)	10.81%				06/2029	52	46	—	52
LeadsOnline, LLC+	One stop	SF +	6.00%	(k)	11.43%				02/2028	8,929	8,735	0.6	9,062
LeadsOnline, LLC#	One stop	SF +	6.00%	(k)	11.43%				02/2028	1,575	1,541	0.1	1,599
LeadsOnline, LLC(5)	One stop	SF +	4.75%		N/A(6)				02/2028	—	(1)	—	—
Mindbody, Inc.#	One stop	SF +	7.00%	(k)	12.46%				09/2025	12,066	12,035	0.8	12,066
Mindbody, Inc.#	One stop	SF +	7.00%	(k)	12.46%				09/2025	417	417	—	417
Mindbody, Inc.	One stop	SF +	7.00%		N/A(6)				09/2025	—	—	—	—
Ministry Brands Holdings LLC#	One stop	SF +	5.50%	(j)	10.93%				12/2028	9,580	9,515	0.7	9,388
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(j)	10.93%				12/2028	2,752	2,733	0.2	2,697
Ministry Brands Holdings LLC	One stop	SF +	5.50%	(j)	10.93%				12/2027	18	17	—	15
Navex TopCo, Inc.#	One stop	SF +	5.75%	(j)	11.07%				11/2030	4,950	4,857	0.3	4,851
Navex TopCo, Inc.(5)	One stop	SF +	5.75%		N/A(6)				11/2028	—	(1)	—	(1)
Naviga Inc.(7)	Senior secured	SF +	7.00%	(k)	12.40%				04/2024	52	52	—	40
Matrix42 Holding GMBH#(8)(9)(13)	One stop	E +	6.00%	(c)	9.93%				07/2028	2,754	2,985	0.2	2,719
Matrix42 Holding GMBH#(8)(9)(13)	One stop	E +	6.25%	(c)	10.18%				07/2028	257	258	—	254
Matrix42 Holding GMBH(5)(8)(9)(13)	One stop	E +	6.00%		N/A(6)				01/2028	—	—	—	(1)
Matrix42 Holding GMBH(8)(13)	One stop	SF +	6.00%		N/A(6)				01/2028	—	—	—	—
Matrix42 Holding GMBH#(8)(9)(13)	One stop	E +	6.25%		N/A(6)				12/2029	—	—	—	—
Panzura, LLC(23)	One stop	N/A			4.00%	cash/	15.00%	PIK	08/2027	54	49	—	48
PDI TA Holdings, Inc.#	One stop	SF +	5.50%	(j)	10.83%				02/2031	689	679	—	679
PDI TA Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				02/2031	—	(1)	—	(1)
PDI TA Holdings, Inc.(5)	One stop	SF +	5.50%		N/A(6)				02/2031	—	(3)	—	(3)
Personify, Inc.~	One stop	SF +	5.25%	(k)	10.70%				09/2025	2,924	2,915	0.2	2,924
Personify, Inc.^	One stop	SF +	5.25%	(k)	10.70%				09/2025	1,829	1,822	0.1	1,829
Personify, Inc.	One stop	SF +	5.25%		N/A(6)				09/2025	—	—	—	—
Pineapple German Bidco GMBH(8)(9)(19)(23)	One stop	E +	7.00%	(b)	10.83%	PIK			01/2031	663	655	0.1	655
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Pineapple German Bidco GMBH(5)(8)(9)(19)	One stop	E +	7.00%		N/A(6)				01/2031	$—	$(1)	—%	$(1)
Pineapple German Bidco GMBH(5)(8)(9)(19)	One stop	E +	7.00%		N/A(6)				01/2031	—	(3)	—	(3)
PING Identity Holding Corp.#	One stop	SF +	7.00%	(j)	12.33%				10/2029	5,192	5,130	0.4	5,192
PING Identity Holding Corp.(5)	One stop	SF +	7.00%		N/A(6)				10/2028	—	(1)	—	—
Pluralsight, LLC+	One stop	SF +	8.00%	(k)	13.47%				04/2027	9,346	9,290	0.6	9,066
Pluralsight, LLC	One stop	SF +	8.00%	(k)	13.50%				04/2027	100	99	—	97
ProcessUnity Holdings, LLC+	One stop	SF +	6.75%	(k)	12.05%				09/2028	1,793	1,781	0.1	1,793
ProcessUnity Holdings, LLC#	One stop	SF +	6.75%	(k)	12.05%				09/2028	868	857	0.1	868
ProcessUnity Holdings, LLC	One stop	SF +	6.75%	(k)	12.05%				09/2028	359	356	—	359
ProcessUnity Holdings, LLC(5)	One stop	SF +	6.75%		N/A(6)				09/2028	—	(1)	—	—
Pyramid Healthcare Acquisition Corp.^	One stop	SF +	4.75%	(k)	10.21%				05/2027	7,136	7,099	0.5	7,136
Pyramid Healthcare Acquisition Corp.	One stop	SF +	4.75%	(k)	10.21%				05/2027	738	730	0.1	738
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(k)	10.23%				05/2027	617	614	0.1	617
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(k)	10.24%				05/2027	339	337	—	339
Pyramid Healthcare Acquisition Corp.	One stop	SF +	4.75%	(k)	10.22%				05/2027	310	309	—	310
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(k)	10.21%				05/2027	210	208	—	210
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(k)	10.21%				05/2027	70	69	—	70
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(k)	10.21%				05/2027	61	61	—	61
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(k)	10.21%				05/2027	57	57	—	57
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(k)	10.24%				05/2027	57	57	—	57
Pyramid Healthcare Acquisition Corp.#	One stop	SF +	4.75%	(k)	10.21%				05/2027	23	22	—	23
Pyramid Healthcare Acquisition Corp.(5)	One stop	SF +	4.75%		N/A(6)				05/2027	—	(1)	—	—
QAD, Inc.#	One stop	SF +	5.38%	(j)	10.70%				11/2027	34,139	33,934	2.3	34,139
QAD, Inc.(5)	One stop	SF +	5.38%		N/A(6)				11/2027	—	(3)	—	—
Quant Buyer, Inc.#	One stop	SF +	6.00%	(l)	11.39%				06/2029	1,470	1,459	0.1	1,440
Quant Buyer, Inc.#	One stop	SF +	6.00%	(l)	11.39%				06/2029	1,238	1,229	0.1	1,213
Quant Buyer, Inc.~	One stop	SF +	6.00%	(l)	11.39%				06/2029	1,034	1,026	0.1	1,013
Quant Buyer, Inc.(5)	One stop	SF +	6.00%		N/A(6)				06/2029	—	(1)	—	(3)
Quant Buyer, Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2029	—	(36)	—	—
Rainforest Bidco Limited(8)(9)(10)(23)	One stop	SN +	6.05%	(h)	8.69%	cash/	2.55%	PIK	07/2029	11,655	10,766	0.8	11,268
Rainforest Bidco Limited(8)(10)(23)	One stop	SF +	6.05%	(i)	8.81%	cash/	2.55%	PIK	07/2029	2,180	2,158	0.1	2,109
Rainforest Bidco Limited(8)(9)(10)(23)	One stop	SN +	6.05%	(h)	8.69%	cash/	2.55%	PIK	07/2029	857	794	0.1	828
Rainforest Bidco Limited(8)(9)(10)	One stop	SN +	4.00%	(h)	9.19%				07/2029	73	67	—	73
RegEd Aquireco, LLC#	Senior secured	SF +	4.25%	(j)(l)	9.67%				12/2024	1,174	1,173	0.1	1,162
RegEd Aquireco, LLC	Senior secured	SF +	4.25%	(a)(l)	10.07%				12/2024	115	115	—	113
Riskonnect Parent, LLC#^	One stop	SF +	5.50%	(k)	10.95%				12/2028	35,818	35,578	2.4	35,638
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(3)	—	(2)
Riskonnect Parent, LLC	One stop	SF +	5.50%	(k)	10.95%				12/2028	1,489	1,478	0.1	1,481
Riskonnect Parent, LLC#	One stop	SF +	5.50%	(k)	10.80%				12/2028	562	555	—	556
Riskonnect Parent, LLC	One stop	SF +	5.50%		N/A(6)				12/2028	—	—	—	—
Riskonnect Parent, LLC(5)	One stop	SF +	5.50%		N/A(6)				12/2028	—	(8)	—	(8)
Rodeo Buyer Company & Absorb Software Inc.#+	One stop	SF +	6.25%	(j)	11.68%				05/2027	2,575	2,552	0.2	2,575
Rodeo Buyer Company & Absorb Software Inc.(5)	One stop	SF +	6.25%		N/A(6)				05/2027	—	(1)	—	—
SailPoint Technologies Holdings, Inc.+	One stop	SF +	6.00%	(k)	11.31%				08/2029	4,827	4,753	0.3	4,779
SailPoint Technologies Holdings, Inc.(5)	One stop	SF +	6.00%		N/A(6)				08/2028	—	(3)	—	(1)
Sapphire Bidco Oy(8)(9)(16)	One stop	E +	5.50%	(c)	9.44%				04/2029	16,175	14,872	1.1	16,175
Sapphire Bidco Oy(8)(9)(16)	One stop	E +	5.75%	(c)	9.68%				04/2029	1,322	1,277	0.1	1,325
Sapphire Bidco Oy#(8)(9)(16)	One stop	E +	5.75%		N/A(6)				04/2029	—	—	—	—
Sonatype, Inc.#	One stop	SF +	6.75%	(j)	12.17%				12/2025	15,238	15,188	1.0	15,238
Sonatype, Inc.+	One stop	SF +	6.75%	(j)	12.17%				12/2025	12,912	12,875	0.9	12,912
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Sonatype, Inc.(5)	One stop	SF +	6.75%		N/A(6)				12/2025	$—	$(1)	—%	$—
Spartan Buyer Acquisition Co.#+(23)	One stop	SF +	8.50%	(j)	11.83%	cash/	2.00%	PIK	06/2027	12,751	12,609	0.9	12,368
Spartan Buyer Acquisition Co.#(23)	One stop	SF +	8.50%	(j)	11.83%	cash/	2.00%	PIK	06/2027	819	807	0.1	795
Spartan Buyer Acquisition Co.(5)(23)	One stop	P +	7.50%	(a)	14.00%	cash/	2.00%	PIK	06/2027	1	(1)	—	(4)
Telesoft Holdings LLC~^+	One stop	SF +	5.75%	(j)	11.18%				12/2025	20,424	20,290	1.4	20,424
Telesoft Holdings LLC#	One stop	SF +	6.25%	(j)	11.68%				12/2025	1,375	1,363	0.1	1,379
Telesoft Holdings LLC	One stop	SF +	5.75%	(j)	11.18%				12/2025	11	10	—	11
Templafy APS and Templafy, LLC#(8)(18)	One stop	SF +	6.00%	(k)	11.57%				07/2028	1,629	1,597	0.1	1,629
Templafy APS and Templafy, LLC(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	—	—	—
Templafy APS and Templafy, LLC(5)(8)(18)	One stop	SF +	6.00%		N/A(6)				07/2028	—	(7)	—	—
TI Intermediate Holdings, LLC~	Senior secured	SF +	4.50%	(k)	9.91%				12/2024	793	792	0.1	746
TI Intermediate Holdings, LLC#	Senior secured	SF +	4.50%	(k)	9.91%				12/2024	213	212	—	200
TI Intermediate Holdings, LLC	Senior secured	SF +	4.50%	(k)	9.91%				12/2024	134	134	—	126
TI Intermediate Holdings, LLC	Senior secured	SF +	4.50%	(k)	9.91%				12/2024	100	100	—	94
TI Intermediate Holdings, LLC#	Senior secured	SF +	4.50%	(k)	9.91%				12/2024	37	37	—	35
TI Intermediate Holdings, LLC	Senior secured	SF +	4.50%	(l)	10.00%				12/2024	34	34	—	32
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(j)	11.43%				03/2025	1,890	1,884	0.1	1,890
Togetherwork Holdings, LLC^	One stop	SF +	6.00%	(j)	11.43%				03/2025	1,251	1,248	0.1	1,251
Togetherwork Holdings, LLC#	One stop	SF +	6.00%	(j)	11.43%				03/2025	1,199	1,190	0.1	1,199
Togetherwork Holdings, LLC#	One stop	SF +	6.00%	(j)	11.43%				03/2025	839	837	0.1	839
Togetherwork Holdings, LLC#	One stop	SF +	6.00%	(j)	11.43%				03/2025	741	739	0.1	741
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(j)	11.43%				03/2025	483	481	—	483
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(j)	11.43%				03/2025	462	460	—	462
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(j)	11.43%				03/2025	457	455	—	457
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(j)	11.43%				03/2025	425	424	—	425
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(j)	11.43%				03/2025	390	389	—	390
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(j)	11.43%				03/2025	293	292	—	293
Togetherwork Holdings, LLC#	One stop	SF +	6.00%	(j)	11.43%				03/2025	205	204	—	205
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(j)	11.43%				03/2025	195	194	—	195
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(j)	11.43%				03/2025	176	175	—	176
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(j)	11.43%				03/2025	82	82	—	82
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(j)	11.43%				03/2025	79	79	—	79
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(j)	11.43%				03/2025	17	17	—	17
Togetherwork Holdings, LLC~	One stop	SF +	6.00%	(j)	11.43%				03/2025	16	16	—	16
Togetherwork Holdings, LLC(5)	One stop	SF +	6.00%		N/A(6)				03/2025	—	(1)	—	—
Vector CS Midco Limited & Cloudsense Ltd.(7)(8)(9)(10)(23)	One stop	N/A			4.50%	cash/	7.97%	PIK	05/2024	2,280	2,348	0.1	1,777
Vector CS Midco Limited & Cloudsense Ltd.(7)(8)(9)(10)(23)	One stop	N/A			4.50%	cash/	7.97%	PIK	05/2024	76	78	—	59
Vendavo, Inc.^	One stop	SF +	5.75%	(k)	11.17%				09/2027	8,204	8,166	0.5	7,712
Vendavo, Inc.	One stop	P +	4.75%	(a)	13.25%				09/2027	84	83	—	75
WebPT, Inc.	One stop	SF +	6.75%	(k)	12.19%				01/2028	305	302	—	302
Workforce Software, LLC+(23)	One stop	SF +	7.25%	(k)	9.74%	cash/	3.00%	PIK	07/2025	11,879	11,816	0.8	11,760
Workforce Software, LLC+(23)	One stop	SF +	7.25%	(k)	9.74%	cash/	3.00%	PIK	07/2025	2,105	2,105	0.1	2,084
Workforce Software, LLC#(23)	One stop	SF +	7.25%	(k)	9.74%	cash/	3.00%	PIK	07/2025	1,491	1,481	0.1	1,476
Workforce Software, LLC#(23)	One stop	SF +	7.25%	(k)	9.74%	cash/	3.00%	PIK	07/2025	1,448	1,439	0.1	1,433
Workforce Software, LLC(5)	One stop	SF +	6.50%		N/A(6)				07/2025	—	—	—	(1)
Zendesk, Inc.+(23)	One stop	SF +	6.25%	(k)	11.57%				11/2028	8,167	8,044	0.6	8,167
Zendesk, Inc.(5)	One stop	SF +	6.25%		N/A(6)				11/2028	—	(1)	—	—
Zendesk, Inc.(5)	One stop	SF +	6.25%		N/A(6)				11/2028	—	(15)	—	—
										719,405	711,514	48.5	713,583
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Specialty Retail
Ave Holdings III, Corp^	One stop	SF +	5.25%	(k)	10.70%				02/2028	$5,742	$5,710	0.4%	$5,742
Ave Holdings III, Corp#	One stop	SF +	5.25%	(k)	10.70%				02/2028	1,426	1,405	0.1	1,426
Ave Holdings III, Corp	One stop	SF +	5.25%	(k)	10.70%				02/2028	754	749	0.1	754
Ave Holdings III, Corp(5)	One stop	SF +	5.25%		N/A(6)				02/2028	—	(2)	—	—
Biscuit Parent, LLC#	One stop	SF +	4.75%	(k)	10.05%				02/2031	950	943	0.1	943
Biscuit Parent, LLC	One stop	SF +	4.75%		N/A(6)				02/2031	—	—	—	—
Cavender Stores L.P.#	Senior secured	SF +	5.00%	(k)	10.30%				10/2029	499	494	—	499
Consilio Midco Limited#(8)(9)(10)	One stop	E +	6.25%	(c)	10.16%				05/2028	28,152	29,196	1.9	27,870
Consilio Midco Limited^(8)(10)	One stop	SF +	5.75%	(k)	11.20%				05/2028	5,841	5,802	0.4	5,783
Consilio Midco Limited#(8)(10)	One stop	SF +	5.75%	(k)	11.20%				05/2028	4,404	4,351	0.3	4,360
Consilio Midco Limited~(8)(10)	One stop	SF +	5.75%	(k)	11.20%				05/2028	824	814	0.1	816
Consilio Midco Limited~(8)(10)	One stop	SF +	5.75%	(k)	11.20%				05/2028	548	543	—	542
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(c)	10.16%				05/2028	422	410	—	418
Consilio Midco Limited~(8)(10)	One stop	SF +	5.75%	(k)	11.20%				05/2028	280	275	—	277
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(c)	10.16%				05/2028	187	183	—	185
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(c)	10.16%				05/2028	110	114	—	109
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(c)	10.16%				05/2028	107	104	—	106
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(c)	10.16%				05/2028	96	97	—	95
Consilio Midco Limited(8)(10)	One stop	SF +	5.75%	(k)	11.20%				05/2028	100	99	—	99
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(c)	10.16%				05/2028	32	33	—	32
Consilio Midco Limited(8)(9)(10)	One stop	E +	6.25%	(c)	10.16%				05/2028	51	42	—	48
Consilio Midco Limited(8)(10)	One stop	SF +	5.75%	(k)	11.20%				05/2028	10	10	—	10
Imperial Optical Midco Inc.(23)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	15,074	15,067	0.9	12,888
Imperial Optical Midco Inc.(23)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	7,243	7,240	0.4	6,192
Imperial Optical Midco Inc.(23)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	4,766	4,764	0.3	4,075
Imperial Optical Midco Inc.(23)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	2,489	2,487	0.1	2,128
Imperial Optical Midco Inc.(23)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	2,382	2,381	0.1	2,037
Imperial Optical Midco Inc.(23)	One stop	SF +	13.00%	(k)	7.96%	cash/	10.50%	PIK	05/2024	1,744	1,739	0.1	1,544
Imperial Optical Midco Inc.(23)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	1,578	1,577	0.1	1,349
Imperial Optical Midco Inc.(23)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	1,394	1,394	0.1	1,192
Imperial Optical Midco Inc.(23)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	1,179	1,178	0.1	1,008
Imperial Optical Midco Inc.(23)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	697	700	—	596
Imperial Optical Midco Inc.(23)	One stop	SF +	13.00%	(k)	7.96%	cash/	10.50%	PIK	05/2024	696	696	0.1	717
Imperial Optical Midco Inc.(23)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	642	641	—	549
Imperial Optical Midco Inc.(23)	One stop	SF +	13.00%	(k)	7.96%	cash/	10.50%	PIK	05/2024	853	853	0.1	939
Imperial Optical Midco Inc.(23)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	200	200	—	171
Imperial Optical Midco Inc.(23)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	160	160	—	137
Imperial Optical Midco Inc.(23)	One stop	SF +	8.75%	(k)	6.46%	cash/	7.75%	PIK	05/2024	55	55	—	47
Imperial Optical Midco Inc.	One stop	SF +	2.50%	(j)	7.93%				05/2024	565	565	0.1	709
PetVet Care Centers LLC~	One stop	SF +	6.00%	(j)	11.33%				11/2030	4,368	4,285	0.3	4,324
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2029	—	(1)	—	(1)
PetVet Care Centers LLC(5)	One stop	SF +	6.00%		N/A(6)				11/2030	—	(5)	—	(6)
PPV Intermediate Holdings, LLC(23)	One stop	N/A			14.75%	PIK			08/2030	5,345	5,211	0.4	5,345
PPV Intermediate Holdings, LLC#~	One stop	SF +	5.75%	(k)	11.09%				08/2029	4,612	4,550	0.3	4,566
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK			08/2030	560	551	—	537
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK			08/2030	129	128	—	124
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK			08/2030	23	22	—	22
PPV Intermediate Holdings, LLC(23)	One stop	N/A			13.75%	PIK			08/2030	24	24	—	23
PPV Intermediate Holdings, LLC(5)	One stop	SF +	5.75%		N/A(6)				08/2029	—	(6)	—	(4)
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)				Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Salon Lofts Group, LLC#	Senior secured	SF +	6.25%	(k)	11.55%				08/2028	$1,761	$1,748	0.1%	$1,761
Salon Lofts Group, LLC(23)	Second lien	SF +	9.00%	(l)	14.25%				09/2029	990	973	0.1	990
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(k)	11.55%				08/2028	116	115	—	116
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(k)	11.55%				08/2028	115	114	—	115
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(k)	11.55%				08/2028	91	90	—	91
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(k)	11.55%				08/2028	75	74	—	75
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(k)	11.55%				08/2028	38	38	—	38
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(k)	11.55%				08/2028	29	29	—	29
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(k)	11.55%				08/2028	27	26	—	27
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(3)	—	—
Salon Lofts Group, LLC(5)	Senior secured	SF +	6.25%		N/A(6)				08/2028	—	(3)	—	—
Salon Lofts Group, LLC(5)	Second lien	SF +	9.00%		N/A(6)				09/2029	—	(8)	—	—
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(l)	14.12%				09/2029	515	506	—	515
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(l)	11.37%				08/2028	52	52	—	52
Salon Lofts Group, LLC	Second lien	SF +	9.00%	(k)	14.31%				09/2029	49	48	—	49
Salon Lofts Group, LLC	Senior secured	SF +	6.25%	(k)	11.55%				08/2028	35	35	—	35
SureWerx Purchaser III, Inc.#+(8)	One stop	SF +	6.75%	(k)	12.05%				12/2029	8,171	8,003	0.6	8,171
SureWerx Purchaser III, Inc.(8)	One stop	SF +	6.75%	(j)	12.08%				12/2028	21	20	—	21
SureWerx Purchaser III, Inc.(5)(8)	One stop	SF +	6.75%		N/A(6)				12/2029	—	(21)	—	—
Titan Fitness, LLC#(23)	One stop	SF +	7.25%	(j)(k)	10.24%	cash/	2.50%	PIK	10/2026	6,946	6,871	0.4	6,460
Titan Fitness, LLC(23)	One stop	SF +	7.25%	(l)	10.47%	cash/	2.50%	PIK	10/2026	819	810	0.1	761
Titan Fitness, LLC(23)	One stop	SF +	7.25%	(a)(j)(l)	10.60%	cash/	2.50%	PIK	10/2026	169	166	—	150
Vermont Aus Pty Ltd(8)(11)	One stop	SF +	5.65%	(k)	10.96%				03/2028	1,874	1,855	0.1	1,874
Vermont Aus Pty Ltd(8)(9)(11)	One stop	A +	5.75%	(e)	10.15%				03/2028	1,666	1,889	0.1	1,665
VSG Acquisition Corp. and Sherrill, Inc.^	One stop	SF +	5.50%	(k)	11.10%				04/2028	3,992	3,951	0.3	3,792
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(k)(l)	11.11%				04/2028	1,521	1,470	0.1	1,445
VSG Acquisition Corp. and Sherrill, Inc.	One stop	SF +	5.50%	(k)	11.07%				04/2028	15	14	—	10
										136,400	136,690	8.8	129,564
Textiles, Apparel and Luxury Goods
Dollfus Mieg Company, Inc.#(8)(10)	One stop	SF +	6.00%	(l)	11.22%				03/2028	393	390	—	385
Dollfus Mieg Company, Inc.#(8)(10)	One stop	SF +	6.00%	(l)	11.22%				03/2028	196	194	—	192
Dollfus Mieg Company, Inc.#(8)(10)	One stop	SF +	6.00%	(l)	11.22%				03/2028	172	171	—	169
Dollfus Mieg Company, Inc.(5)(8)(9)(10)	One stop	E +	6.00%		N/A(6)				03/2028	—	(6)	—	(13)
										761	749	—	733
Trading Companies and Distributors
Marcone Yellowstone Buyer Inc.^	One stop	SF +	6.25%	(k)	11.70%				06/2028	6,256	6,184	0.4	5,896
Marcone Yellowstone Buyer Inc.#^	One stop	SF +	6.25%	(k)	11.70%				06/2028	5,912	5,835	0.4	5,572
Marcone Yellowstone Buyer Inc.#	One stop	SF +	6.50%	(k)	11.95%				06/2028	2,119	2,071	0.1	2,013
Marcone Yellowstone Buyer Inc.#	One stop	SF +	6.25%	(k)	11.70%				06/2028	2,111	2,087	0.1	1,990
Marcone Yellowstone Buyer Inc.#	One stop	SF +	6.25%	(k)	11.70%				06/2028	1,349	1,333	0.1	1,272
Marcone Yellowstone Buyer Inc.(5)	One stop	SF +	6.50%		N/A(6)				06/2028	—	(17)	—	—
										17,747	17,493	1.1	16,743
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)	Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Water Utilities
S.J. Electro Systems, LLC^	Senior secured	SF +	4.75%	(k)	10.21%	06/2027	$2,121	$2,110	0.1%	$2,100
S.J. Electro Systems, LLC#	Senior secured	SF +	4.75%	(k)	10.21%	06/2027	1,112	1,110	0.1	1,101
S.J. Electro Systems, LLC	Senior secured	SF +	4.75%	(j)(k)	10.24%	06/2027	33	32	—	31
Vessco Midco Holdings, LLC	Senior secured	SF +	4.50%	(l)	9.86%	11/2026	889	882	0.1	878
Vessco Midco Holdings, LLC#	Senior secured	SF +	4.50%	(j)	9.93%	11/2026	87	87	—	86
Vessco Midco Holdings, LLC	Senior secured	SF +	5.00%	(l)	10.36%	11/2026	220	218	—	220
Vessco Midco Holdings, LLC	Senior secured	SF +	5.25%	(l)	10.62%	11/2026	33	30	—	33
Vessco Midco Holdings, LLC	Senior secured	P +	3.50%	(a)	12.00%	10/2026	—	—	—	—
							4,495	4,469	0.3	4,449
Total debt investments							2,591,862	2,576,426	173.2	2,548,973

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Equity investments(20)(21)
Aerospace and Defense
PPW Aero Buyer, Inc.	LP units	N/A	N/A		N/A	27	$266	—%	$256

Automobiles
CG Group Holdings, LLC	LP units	N/A	N/A		N/A	—	320	—	241
Go Car Wash Parent, Corp.(22)	Preferred stock	N/A	17.00%	Non-Cash	N/A	—	2,785	0.2	2,808
Go Car Wash Parent, Corp.	Common stock	N/A	N/A		N/A	—	1,449	—	203
MOP GM Holding, LLC	LP units	N/A	N/A		N/A	—	134	—	161
National Express Wash Parent Holdco, LLC	LP units	N/A	N/A		N/A	—	32	—	43
POY Holdings, LLC	LLC units	N/A	N/A		N/A	305	150	0.1	760
Quick Quack Car Wash Holdings, LLC	LLC interest	N/A	N/A		N/A	—	93	—	200
Yorkshire Parent, Inc.	LP units	N/A	N/A		N/A	—	189	—	195
							5,152	0.3	4,611
Biotechnology
Cobepa BlueSky Aggregator, SCSp	LP Interest	N/A	N/A		N/A	42	422	—	178
Cobepa BlueSky Aggregator, SCSp	LP units	N/A	N/A		N/A	1	8	—	8
							430	—	186

Building Products
BECO Holding Company, Inc.(22)	Preferred stock	N/A	11.75%	Non-Cash	N/A	122	14,434	1.1	15,402
BECO Holding Company, Inc.	LP Interest	N/A	N/A		N/A	8	821	0.1	1,046
							15,255	1.2	16,448
Chemicals
Inhance Technologies Holdings LLC	Preferred stock	N/A	N/A		N/A	10	9,689	0.4	5,039
Inhance Technologies Holdings LLC	LLC units	N/A	N/A		N/A	—	34	—	—
							9,723	0.4	5,039
Commercial Services and Supplies
CI (Quercus) Intermediate Holdings, LLC	LP Interest	N/A	N/A		N/A	233	233	—	304
EGD Security Systems, LLC	Common stock	N/A	N/A		N/A	3,035	1,438	0.6	8,922
FR Vision Holdings, Inc.	LP units	N/A	N/A		N/A	—	154	—	172
North Haven Stack Buyer, LLC	LLC units	N/A	N/A		N/A	156	156	—	254
PT Intermediate Holdings III, LLC	LLC units	N/A	N/A		N/A	8	778	0.1	933
Radwell Parent, LLC	LP units	N/A	N/A		N/A	2	175	—	238
							2,934	0.7	10,823
Containers and Packaging
Chase Intermediate	LP units	N/A	N/A		N/A	168	85	—	228

Diversified Consumer Services
CHHJ Midco, LLC(22)	LLC units	N/A	N/A		N/A	8	79	—	122
DP Flores Holdings, LLC	LLC units	N/A	N/A		N/A	36	36	—	47
EMS LINQ, LLC	LP Interest	N/A	N/A		N/A	236	236	—	223
EWC Growth Partners LLC	LLC interest	N/A	N/A		N/A	—	25	—	5
HS Spa Holdings, Inc.	Common stock	N/A	N/A		N/A	250	250	—	259
Liminex, Inc.	Common stock	N/A	N/A		N/A	5	176	—	251
NSG Buyer, Inc. (8)	LP units	N/A	N/A		N/A	1	794	0.1	907
Virginia Green Acquisition, LLC	LP units	N/A	N/A		N/A	140	140	—	147
							1,736	0.1	1,961
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Food & Staples Retailing
Mendocino Farms, LLC(22)	Common stock	N/A	N/A		N/A	59	$214	—%	$356
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A		N/A	6	64	—	28
Ruby Slipper Cafe LLC, The	LLC interest	N/A	N/A		N/A	—	4	—	7
							282	—	391
Food Products
Borrower R365 Holdings, LLC	Preferred stock	N/A	N/A		N/A	30	40	—	67
Borrower R365 Holdings, LLC	Preferred stock	N/A	N/A		N/A	2	3	—	3
Borrower R365 Holdings, LLC	LLC units	N/A	N/A		N/A	1	2	—	3
Borrower R365 Holdings, LLC	Common stock	N/A	N/A		N/A	—	1	—	1
Borrower R365 Holdings, LLC	Preferred stock	N/A	N/A		N/A	1	1	—	1
Borrower R365 Holdings, LLC	Preferred stock	N/A	N/A		N/A	—	1	—	1
Borrower R365 Holdings, LLC	LP units	N/A	N/A		N/A	—	—	—	—
Kodiak Cakes, LLC	Common stock	N/A	N/A		N/A	—	189	—	169
Louisiana Fish Fry Products, Ltd.	Common stock	N/A	N/A		N/A	—	212	—	124
Louisiana Fish Fry Products, Ltd.	Preferred stock	N/A	N/A		N/A	—	6	—	11
P&P Food Safety Holdings, Inc.	Common stock	N/A	N/A		N/A	1	142	—	88
P&P Food Safety Holdings, Inc.	Preferred stock	N/A	N/A		N/A	—	9	—	9
							606	—	477
Healthcare Equipment & Supplies
Aspen Medical Products, LLC	LP Interest	N/A	N/A		N/A	—	17	—	21
Blue River Pet Care, LLC	Common stock	N/A	N/A		N/A	—	207	0.1	630
CCSL Holdings, LLC(8)	LP Interest	N/A	N/A		N/A	—	135	—	152
CMI Parent Inc.	Common stock	N/A	N/A		N/A	—	279	—	409
CMI Parent Inc.	Common stock	N/A	N/A		N/A	5	5	—	588
							643	0.1	1,800
Healthcare Providers & Services
AVG Intermediate Holdings & AVG Subsidiary Holdings LLC	LLC units	N/A	N/A		N/A	51	52	—	69
CRH Healthcare Purchaser, Inc.	LP Interest	N/A	N/A		N/A	102	50	—	113
Elite Dental Partners LLC	LLC interest	N/A	N/A		N/A	—	444	—	—
Elite Dental Partners LLC	LLC interest	N/A	N/A		N/A	—	191	—	—
Elite Dental Partners LLC	LLC units	N/A	N/A		N/A	—	—	—	—
Emerge Intermediate, Inc.	LLC units	N/A	N/A		N/A	—	165	—	140
Emerge Intermediate, Inc.	LLC units	N/A	N/A		N/A	—	10	—	17
Emerge Intermediate, Inc.	LLC units	N/A	N/A		N/A	2	2	—	—
Encorevet Group LLC	Common stock	N/A	N/A		N/A	2	223	—	202
Encorevet Group LLC	LLC units	N/A	N/A		N/A	1	158	—	96
Krueger-Gilbert Health Physics, LLC	Common stock	N/A	N/A		N/A	54	58	—	104
Midwest Veterinary Partners, LLC(22)	Preferred stock	N/A	12.00%	Non-Cash	N/A	—	558	0.1	597
Midwest Veterinary Partners, LLC(22)	Preferred stock	N/A	10.00%	Non-Cash	N/A	—	14	—	20
Midwest Veterinary Partners, LLC	Warrant	N/A	N/A		N/A	3	—	—	144
NDX Parent, LLC	Common stock	N/A	N/A		N/A	—	106	—	15
NDX Parent, LLC	Preferred stock	N/A	N/A		N/A	16	16	—	19
New Look (Delaware) Corporation and NL1 AcquireCo, Inc.(8)(9)(12)	Common stock	N/A	N/A		N/A	—	126	—	104
Opening Day Borrower 111 LLC	LLC units	N/A	N/A		N/A	18	785	0.1	646
Suveto Buyer, LLC	Common stock	N/A	N/A		N/A	2	241	—	160
							3,199	0.2	2,446
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Healthcare Technology
Connexin Software, Inc.	LLC interest	N/A			N/A		N/A	26	$26	—%	$35
Connexin Software, Inc.	LLC units	N/A			N/A		N/A	2	2	—	3
HSI Halo Acquisition, Inc.(22)	Preferred stock	N/A			10.00%	Non-Cash	N/A	—	11	—	46
HSI Halo Acquisition, Inc.	LP Interest	N/A			N/A		N/A	—	1	—	19
Symplr Software, Inc.(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	3	3,396	0.3	3,499
Symplr Software, Inc.(22)	Preferred stock	SF +	10.50%	(k)	15.80%	Non-Cash	N/A	1	844	0.1	1,207
Symplr Software, Inc.(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	—	417	—	464
Symplr Software, Inc.(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	—	255	—	272
Symplr Software, Inc.	Common stock	N/A			N/A		N/A	42	—	—	233
									4,952	0.4	5,778
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Hotels, Restaurants and Leisure
Freddy's Frozen Custard LLC	LP Interest	N/A	N/A		N/A	81	$75	—%	$185
Harri US LLC	Preferred stock	N/A	N/A		N/A	29	331	—	355
Harri US LLC	LLC units	N/A	N/A		N/A	36	286	—	216
Harri US LLC	Preferred stock	N/A	N/A		N/A	31	198	—	179
Harri US LLC	Warrant	N/A	N/A		N/A	10	46	—	60
Harri US LLC	Warrant	N/A	N/A		N/A	5	—	—	64
SSRG Holdings, LLC	LP Interest	N/A	N/A		N/A	40	399	0.1	597
Tropical Smoothie Cafe Holdings, LLC	LP Interest	N/A	N/A		N/A	2	28	—	441
							1,363	0.1	2,097
Insurance
Accession Risk Management Group, Inc.(22)	Preferred stock	N/A	13.25%	Non-Cash	N/A	6	6,238	0.5	6,319
Majesco(22)	Preferred stock	N/A	9.00%	Non-Cash	N/A	—	135	—	168
Majesco	LP Interest	N/A	N/A		N/A	28	—	—	85
Oakbridge Insurance Agency LLC	LP units	N/A	N/A		N/A	7	142	—	145
							6,515	0.5	6,717
Internet and Catalog Retail
Revalize, Inc.	Preferred stock	N/A	N/A		N/A	8	7,472	0.6	8,718
Revalize, Inc.	Preferred stock	N/A	N/A		N/A	5	4,484	0.4	5,232
Revalize, Inc.	Preferred stock	N/A	N/A		N/A	4	3,632	0.2	3,808
Revalize, Inc.	Preferred stock	N/A	N/A		N/A	3	2,681	0.2	3,018
							18,269	1.4	20,776
IT Services
Appriss Health Intermediate Holdings, Inc(22)	Preferred stock	N/A	11.00%	Non-Cash	N/A	1	956	0.1	980
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A		N/A	217	170	0.1	1,786
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A		N/A	57	156	—	468
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Preferred stock	N/A	N/A		N/A	13	108	—	107
Arctic Wolf Networks, Inc. and Arctic Wolf Networks Canada, Inc.	Warrant	N/A	N/A		N/A	75	59	0.1	571
Critical Start, Inc.	Common stock	N/A	N/A		N/A	118	118	—	159
Kentik Technologies, Inc.	Preferred stock	N/A	N/A		N/A	83	475	0.1	475
Netwrix Corporation	LLC units	N/A	N/A		N/A	2	5	—	9
Optimizely North America, Inc.	Common stock	N/A	N/A		N/A	17	173	—	265
Red Dawn SEI Buyer, Inc.	LP Interest	N/A	N/A		N/A	219	219	—	422
Saturn Borrower Inc.	LP units	N/A	N/A		N/A	139	139	—	73
							2,578	0.4	5,315
Leisure Products
Movement Holdings, LLC	LLC units	N/A	N/A		N/A	—	100	—	100
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	15	24	—	27
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	10	16	—	19
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	9	13	—	15
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	8	12	—	13
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	3	5	—	6
WBZ Investment LLC	LLC interest	N/A	N/A		N/A	—	—	—	1
							170	—	181
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Life Sciences Tools & Services
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	372	$372	—%	$372
Celerion Buyer, Inc.	LP units	N/A			N/A		N/A	372	—	—	221
PAS Parent Inc.	LP Interest	N/A			N/A		N/A	6	624	0.1	666
PAS Parent Inc.	Preferred stock	N/A			N/A		N/A	1	93	—	120
Reaction Biology Corporation	LLC units	N/A			N/A		N/A	—	244	—	140
									1,333	0.1	1,519
Paper and Forest Products
Messenger, LLC	LLC units	N/A			N/A		N/A	2	213	—	155
Messenger, LLC	LLC units	N/A			N/A		N/A	—	—	—	—
									213	—	155
Pharmaceuticals
Amalthea Parent, Inc.(8)	LP Interest	N/A			N/A		N/A	199	199	—	102
Cobalt Buyer Sub, Inc.(22)	Preferred stock	SF +	10.00%	(k)	15.30%	Non-Cash	N/A	3	4,230	0.3	4,738
Cobalt Buyer Sub, Inc.	Preferred stock	N/A			N/A		N/A	—	72	—	84
Cobalt Buyer Sub, Inc.	Common stock	N/A			N/A		N/A	1	1	—	—
									4,502	0.3	4,924
Professional Services
Enboarder, Inc.(8)(11)	Preferred stock	N/A			N/A		N/A	27	280	—	280
Filevine, Inc.	Preferred stock	N/A			N/A		N/A	141	892	0.1	1,307
Filevine, Inc.	Warrant	N/A			N/A		N/A	57	57	—	75
Filevine, Inc.	Warrant	N/A			N/A		N/A	21	31	—	152
Net Health Acquisition Corp.	LP Interest	N/A			N/A		N/A	1	133	—	152
Procure Acquireco, Inc.	LP Interest	N/A			N/A		N/A	—	333	0.1	421
									1,726	0.2	2,387
Real Estate Management & Development
Inhabit IQ Inc.	Common stock	N/A			N/A		N/A	11	60	—	168

Road & Rail
Internet Truckstop Group LLC	LP Interest	N/A			N/A		N/A	146	146	—	145
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)			Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Software
Anaplan, Inc.	LP Interest	N/A			N/A		N/A	577	$577	0.1%	$846
Aras Corporation(22)	Preferred stock	N/A			12.00%	Non-Cash	N/A	—	491	0.1	550
Aras Corporation	LP Interest	N/A			N/A		N/A	121	121	—	166
Astute Holdings, Inc.	LP Interest	N/A			N/A		N/A	—	59	—	211
Auvik Networks Inc.(8)(12)	Preferred stock	N/A			N/A		N/A	11	111	—	151
Auvik Networks Inc.(8)(12)	Preferred stock	N/A			N/A		N/A	1	13	—	17
Bayshore Intermediate #2, L.P.	Common stock	N/A			N/A		N/A	1,746	1,746	0.1	1,761
Calabrio, Inc.	LP Interest	N/A			N/A		N/A	—	305	0.1	381
Calabrio, Inc.	LP Interest	N/A			N/A		N/A	38	—	—	—
Cloudbees, Inc.	Preferred stock	N/A			N/A		N/A	30	341	—	361
Cloudbees, Inc.	Preferred stock	N/A			N/A		N/A	15	93	—	148
Cloudbees, Inc.	Warrant	N/A			N/A		N/A	27	40	—	213
Cynet Security Ltd.(8)(15)	Preferred stock	N/A			N/A		N/A	75	262	—	339
Denali Bidco Limited(8)(10)	LP Interest	N/A			N/A		N/A	140	182	—	222
Diligent Corporation(22)	Preferred stock	N/A			10.50%	Non-Cash	N/A	7	7,828	0.6	8,440
FirstUp, Inc.	Common stock	N/A			N/A		N/A	84	205	—	139
GS Acquisitionco, Inc.(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	9	11,133	0.8	11,541
GS Acquisitionco, Inc.(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	3	3,481	0.3	3,513
GS Acquisitionco, Inc.(22)	Preferred stock	SF +	10.50%	(k)	15.80%	Non-Cash	N/A	—	54	—	55
GS Acquisitionco, Inc.	LP Interest	N/A			N/A		N/A	—	26	—	227
GTY Technology Holdings, Inc.	LP units	N/A			N/A		N/A	25	25	—	41
Impartner, Inc.	Preferred stock	N/A			N/A		N/A	11	90	—	84
Kaseya Inc.(22)	Preferred stock	SF +	10.75%	(k)	16.05%	Non-Cash	N/A	3	3,029	0.2	3,166
Kaseya Inc.	LP Interest	N/A			N/A		N/A	150	150	—	165
MetricStream, Inc.	Warrant	N/A			N/A		N/A	44	67	—	44
Ministry Brands Holdings LLC	LP Interest	N/A			N/A		N/A	361	362	—	330
mParticle, Inc.	Preferred stock	N/A			N/A		N/A	65	426	—	386
mParticle, Inc.	Warrant	N/A			N/A		N/A	32	6	—	131
Onapsis, Inc., Virtual Forge GMBH and Onapsis GMBH	Warrant	N/A			N/A		N/A	2	6	—	7
Onit, Inc.(22)	Preferred stock	N/A			15.00%	Non-Cash	N/A	—	51	—	57
Onit, Inc.	Warrant	N/A			N/A		N/A	—	6	—	8
Panzura, LLC	LLC units	N/A			N/A		N/A	1	4	—	2
PDI TA Holdings, Inc.	Preferred stock	N/A			N/A		N/A	43	1,340	0.1	1,659
Personify, Inc.	LP Interest	N/A			N/A		N/A	163	171	—	449
Pyramid Healthcare Acquisition Corp.	Common stock	N/A			N/A		N/A	73	73	—	142
QAD, Inc.(22)	Preferred stock	N/A			9.00%	Non-Cash	N/A	1	843	0.1	925
QAD, Inc.	Common stock	N/A			N/A		N/A	53	—	—	103
RegEd Aquireco, LLC	LP Interest	N/A			N/A		N/A	—	73	—	24
RegEd Aquireco, LLC	Preferred stock	N/A			N/A		N/A	—	5	—	6
RegEd Aquireco, LLC	LP Interest	N/A			N/A		N/A	1	—	—	—
Riskonnect Parent, LLC(22)	Preferred stock	N/A			11.00%	Non-Cash	N/A	8	9,465	0.6	8,894
Riskonnect Parent, LLC	LP Interest	N/A			N/A		N/A	378	379	0.1	454
Riskonnect Parent, LLC(22)	Preferred stock	SF +	10.50%	(k)	15.80%	Non-Cash	N/A	—	411	0.1	428
SnapLogic, Inc.	Preferred stock	N/A			N/A		N/A	66	164	—	356
SnapLogic, Inc.	Warrant	N/A			N/A		N/A	25	18	—	91
Spartan Buyer Acquisition Co.	Common stock	N/A			N/A		N/A	—	252	—	149
Spartan Buyer Acquisition Co.	Preferred stock	N/A			N/A		N/A	—	29	—	34
Telesoft Holdings LLC	LP Interest	N/A			N/A		N/A	131	131	—	125
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)

	Investment Type	Spread Above Index(1)	Interest Rate(2)		Maturity Date	Principal ($) / Shares(3)	Amortized Cost	Percentage of Net Assets	Fair Value (4)
Templafy APS and Templafy, LLC(8)(18)	Warrant	N/A	N/A		N/A	—	$23	—%	$32
Zendesk, Inc.	LP units	N/A	N/A		N/A	18	182	—	253
							44,849	3.3	47,826
Specialty Retail
Ave Holdings III, Corp(22)	Preferred stock	N/A	11.50%	Non-Cash	N/A	6	7,069	0.4	6,401
Ave Holdings III, Corp	LP units	N/A	N/A		N/A	1	777	0.1	634
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A		N/A	—	110	—	—
Imperial Optical Midco Inc.	Preferred stock	N/A	N/A		N/A	—	42	—	—
Imperial Optical Midco Inc.	Common stock	N/A	N/A		N/A	—	—	—	—
Salon Lofts Group, LLC	LP units	N/A	N/A		N/A	—	45	—	44
VSG Acquisition Corp. and Sherrill, Inc.	LP units	N/A	N/A		N/A	—	39	—	20

							8,082	0.5	7,099
Textiles, Apparel and Luxury Goods
MakerSights, Inc.	Preferred stock	N/A	N/A		N/A	16	85	—	46

Total equity investments							135,154	10.2	149,799

Total investments							2,711,580	183.4	2,698,772

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
BlackRock Liquidity Funds T-Fund Institutional Shares (CUSIP 09248U718)			5.19%	(25)			$51	—%	$51
Morgan Stanley Institutional Liquidity Funds - Government Portfolio (CUSIP 61747C707)			5.21%	(25)			773	0.1	773
Morgan Stanley US Dollar Liquidity Fund (CUSIP L64887109)			5.34%	(25)			6,244	0.4	6,244
Morgan Stanley Institutional Liquidity Funds - Treasury Portfolio (CUSIP 61747C582)			5.15%	(25)			1,297	0.1	1,297
Total money market funds							8,365	0.6	8,365

Total investments and money market funds							$2,719,945	184.0%	$2,707,137

See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
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
(1)     The majority of the investments bear interest at a rate that is permitted to be determined by reference to the Secured Overnight Financing Rate (‘‘SOFR’’ or ‘‘SF’’), Euro Interbank Offered Rate (‘‘EURIBOR’’ or ‘‘E’’), Prime (‘‘P’’), Sterling Overnight Index Average (‘‘SONIA’’ or ‘‘SN’’), Australian Interbank Rate (‘‘AUD’’ or ‘‘A’’), Canadian Bankers Acceptance Rate (‘‘CDOR’’ or ‘‘C’’) or Canadian Overnight Repo Rate Average (“CORRA” or “CA”) which reset daily, monthly, quarterly, semiannually or annually. For each, the Company has provided the spread over the applicable index and the weighted average current interest rate in effect as of March 31, 2024. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For positions with multiple outstanding contracts, the spread for the largest outstanding contract is shown. Listed below are the index rates as of March 31, 2024, which was the last business day of the period on which the applicable index rates were determined. The actual index rate for each loan listed may not be the applicable index rate outstanding as of March 31, 2024, as the loan may have priced or repriced based on an index rate prior to March 31, 2024.
(a) Denotes that all or a portion of the contract was indexed to the Prime rate, which was 8.50% as of March 31, 2024.
(b) Denotes that all or a portion of the contract was indexed to the 30-day EURIBOR, which was 3.86% as of March 31, 2024.
(c) Denotes that all or a portion of the contract was indexed to the 90-day EURIBOR, which was 3.89% as of March 31, 2024.
(d) Denotes that all or a portion of the contract was indexed to the 180-day EURIBOR, which was 3.85% as of March 31, 2024.
(e) Denotes that all or a portion of the contract was indexed to the Three-Month AUD, which was 4.34% as of March 31, 2024.
(f) Denotes that all or a portion of the contract was indexed to the 60-day CDOR, which was 5.29% as of March 31, 2024.
(g) Denotes that all or a portion of the contract was indexed to the 90-day CDOR, which was 5.30% as of March 31, 2024.
(h) Denotes that all or a portion of the contract was indexed to SONIA, which was 5.19% as of March 31, 2024.
(i) Denotes that all or a portion of the contract was indexed to Daily SOFR, which was 5.33% as of March 31, 2024.
(j) Denotes that all or a portion of the contract was indexed to the 30-day Term SOFR which was 5.33% as of March 31, 2024.
(k) Denotes that all or a portion of the contract was indexed to the 90-day Term SOFR which was 5.30% as of March 31, 2024.
(l) Denotes that all or a portion of the contract was indexed to the 180-day Term SOFR which was 5.22% as of March 31, 2024.
(m) Denotes that all or a portion of the contract was indexed to CORRA which was 5.02% as of March 31, 2024.
(2)For positions with multiple interest rate contracts, the interest rate shown is a weighted average current interest rate in effect as of March 31, 2024.
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
(6)The entire commitment was unfunded as of March 31, 2024. As such, no interest is being earned on this investment. The investment may be subject to an unused facility fee.
(7)Loan was on non-accrual status as of March 31, 2024, meaning that the Company has ceased recognizing interest income on the loan.
(8)The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, total non-qualifying assets at fair value represented 14.6% of the Company’s total assets calculated in accordance with the 1940 Act.
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
See Notes to Consolidated Financial Statements

Golub Capital BDC 3, Inc. and Subsidiaries
Consolidated Schedule of Investments (unaudited) - (continued)
March 31, 2024
(Dollar and share amounts in thousands)
(19) The headquarters of this portfolio company is located in Germany.
(20) Equity investments are non-income producing securities unless otherwise noted.
(21) Ownership of certain equity investments occurs through a holding company or partnership.
(22) The Company holds an equity investment that is income producing.
(23) All or a portion of the loan interest was capitalized into the outstanding principal balance of the loan in accordance with the terms of the credit agreement during the six months ended March 31, 2024.
(24) The fair value of the loan reflects the legal claim on par and accrued uncapitalized payment-in-kind (“PIK”) interest.
(25) The rate shown is the annualized seven-day yield as of March 31, 2024.

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
Healthcare Technology
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
Healthcare Providers & Services
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

On January 16, 2024, the Company entered into an Agreement and Plan of Merger (the “GBDC 3 Merger Agreement”) with Golub Capital BDC, Inc., a Delaware corporation (“GBDC”), Park Avenue Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of GBDC (“Merger Sub”), the Investment Adviser, and, for certain limited purposes, the Administrator. The GBDC 3 Merger Agreement provides that, subject to the conditions set forth in the GBDC 3 Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of GBDC and, immediately thereafter, the Company will merge with and into GBDC, with GBDC continuing as the surviving company (the “Proposed Merger”). Refer to Note 13. Pending Merger with Golub Capital BDC, Inc. for discussion of the Proposed Merger.

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

Loan origination fees, original issue discount and market discount or premium are capitalized, and the Company accretes or amortizes such amounts over the life of the loan as interest income. For the three and six months ended March 31, 2024, interest income included $2,307 and $5,250, respectively, of accretion of discounts. For the three and six months ended March 31, 2023, interest income included $1,914 and $4,024, respectively, of accretion of discounts. For the three and six months ended March 31, 2024, the Company received loan origination fees of $957 and $3,402, respectively. For the three and six months ended March 31, 2023, the Company received loan origination fees of $2,120 and $4,771, respectively.

For investments with contractual payment-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, the Company will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. For the three and six months ended March 31, 2024, investment income included $4,953 and $9,824, respectively, of PIK interest and the Company capitalized PIK interest of $4,555 and $10,258 respectively, into the principal balance of certain debt investments. For the three and six months ended March 31, 2023, investment income included $3,549 and $5,976, respectively, of PIK interest and the Company capitalized PIK interest of $3,819 and $6,147, respectively, into the principal balance of certain debt investments.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

In addition, the Company generates revenue in the form of amendment, structuring or due diligence fees, fees for providing managerial assistance, consulting fees, administrative agent fees, and prepayment premiums on loans. The Company records these fees as fee income when earned. For the three and six months ended March 31, 2024, fee income included $107 and $119, respectively, from non-recurring prepayment premiums, respectively. For the three and six months ended March 31, 2023, fee income included $0 and $35, respectively, from non-recurring prepayment premiums, respectively. All other income is recorded into income when earned.

For the three and six months ended March 31, 2024, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $70,466 and $139,617, respectively. For the three and six months ended March 31, 2023, the Company received interest and fee income in cash, which excludes capitalized loan origination fees, in the amounts of $26,928 and $76,933, respectively.

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

For the three and six months ended March 31, 2024, the Company recognized PIK and non-cash dividend income of $2,537 and $4,993, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2024, the Company received no cash payments of accrued and capitalized preferred dividends. For the three and six months ended March 31, 2023, the Company recognized PIK and non-cash dividend income of $2,049 and $3,932, which were capitalized into the cost basis of certain preferred equity investments. For the three and six months ended March 31, 2023, the Company received no cash payments of accrued and capitalized preferred dividends.

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

For the three and six months ended March 31, 2024, the Company recorded dividend income received in cash of $3 and $3, respectively, and return of capital distributions received in cash of $43 and $953, respectively. For the three and six months ended March 31, 2023, the Company recorded dividend income received in cash of $2 and $8, respectively, and return of capital distributions received in cash of $294 and $294, respectively.

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

Non-accrual loans: A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. The total fair value of non-accrual loans was $5,092 and $3,637 as of March 31, 2024 and September 30, 2023, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2024, the Company did not record any U.S. federal excise tax. For the three months ended March 31, 2023, the Company recorded a reversal of the accrual for U.S. federal excise tax expense of $25. For the six months ended March 31, 2023, the Company recorded $630 for U.S. federal excise tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions through March 31, 2024. The Company’s tax returns for the 2020 through 2022 tax years remain subject to examination by U.S. federal and most state tax authorities.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations. For the three and six months ended March 31, 2024, $8 was recorded for U.S. income taxes. For the three and six months ended March 31, 2023, the Company did not record any U.S. income taxes.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Deferred debt issuance costs: Deferred debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. As of March 31, 2024 and September 30, 2023, the Company had deferred debt issuance costs of $1,776 and $4,038, respectively. These amounts are amortized and included in interest expense in the Consolidated Statements of Operations over the estimated average life of the borrowings. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2024 was $958 and $2,262, respectively. Amortization expense for deferred debt issuance costs for the three and six months ended March 31, 2023 was $933 and $1,856, respectively.

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

As of March 31, 2024 and September 30, 2023, the Company had the following subscriptions, pursuant to the Subscription Agreements, and contributions from its stockholders:

	As of March 31, 2024		As of September 30, 2023
	Subscriptions	Contributions	Subscriptions	Contributions
GBDC 3 Stockholders	$1,387,262	$1,387,262	$1,387,941	$1,328,577

Effective December 7, 2023, the Company entered into an agreement to cancel subscriptions totaling $679. As of March 31, 2024, the ratio of total contributed capital to total capital subscriptions was 100.0% and the Company had no uncalled capital commitments. As of September 30, 2023, the ratio of total contributed capital to total capital subscriptions was 95.7% and the Company had uncalled capital commitments of $59,364.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the shares of GBDC 3 common stock issued for the six months ended March 31, 2024 and 2023:

	Date	Shares Issued	NAV per share	Proceeds

Shares issued for the six months ended March 31, 2023
Issuance of shares	11/14/22	1,343,605.140	$14.89	$20,006	(1)
Issuance of shares	02/23/23	1,355,455.904	14.76	20,007	(1)
Shares issued for capital drawdowns		2,699,061.044		40,013
Issuance of shares	12/20/22	362,642.468	14.89	5,399	(1)
Shares issued through DRIP		362,642.468		$5,399

Shares issued for the six months ended March 31, 2024
Issuance of shares	12/06/23	3,912,356.985	$15.00	$58,685
Shares issued for capital drawdowns		3,912,356.985		58,685
Issuance of shares	10/05/23	204,677.469	15.00	3,070
Issuance of shares	11/21/23	364,144.163	15.00	5,462
Issuance of shares	12/14/23	389,967.551	14.70	5,733
Issuance of shares	12/27/23	330,226.090	14.70	4,854
Issuance of shares	02/20/24	117,963.562	14.70	1,734
Issuance of shares	03/19/24	154,991.999	14.70	2,278
Shares issued through DRIP		$1,561,970.834		$23,131

(1)Proceeds reflect unrounded NAV per share multiplied by number of shares issued.

Note 4.    Related Party Transactions

Investment Advisory Agreement: Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, GBDC 3. The Board most recently reapproved the Investment Advisory Agreement in May 2024. The Investment Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”). The Investment Adviser receives fees for providing services, consisting of two components, a base management fee and an Incentive Fee (as defined below).

The base management fee is calculated at an annual rate equal to 1.375% of the fair value of the average adjusted gross assets of the Company at the end of the two most recently completed calendar quarters (including assets purchased with borrowed funds and securitization-related assets, unrealized depreciation or appreciation on derivative instruments and cash collateral on deposit for such derivative instruments with custodian, but adjusted to exclude cash and cash equivalents so that investors do not pay the base management fee on such assets) and is payable quarterly in arrears. Additionally, the Investment Adviser voluntarily excludes any assets funded with secured borrowing proceeds from the base management fee calculation. The base management fee is adjusted, based on the actual number of days elapsed relative to the total number of days in such calendar quarter, for any share issuances or repurchases during such calendar quarter. For purposes of the Investment Advisory Agreement, cash equivalents mean U.S. government securities and commercial paper instruments maturing within 270 days of purchase (which is different than the GAAP definition, which defines cash equivalents as U.S. government securities and commercial paper instruments maturing within 90 days of purchase). To the extent that the Investment Adviser or any of its affiliates provides investment advisory, collateral management or other similar services to a subsidiary

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

of GBDC 3, the base management fee will be reduced by an amount equal to the product of (1) the total fees paid to the Investment Adviser by such subsidiary for such services and (2) the percentage of such subsidiary’s total equity, including membership interests and any class of notes not exclusively held by one or more third parties, that is owned, directly or indirectly, by the Company. For periods ending on or prior to the earlier of (1) the date of pricing of an initial public offering or listing on a national securities exchange of the shares of common stock of GBDC 3 or (2) a sale of all or substantially all of the Company’s assets to, or other liquidity event with, an entity for consideration of publicly listed securities of the acquirer (each, a “Liquidity Event”), the Investment Adviser has irrevocably agreed to waive any base management fee in excess of 1.00% of the fair value of the Company’s average adjusted gross assets as calculated in accordance with the Investment Advisory Agreement as described above.

The base management fee incurred for the three and six months ended March 31, 2024 was $9,258 and $18,532, respectively, and the base management fee irrevocably waived by the Investment Adviser was $2,525 and $5,054, respectively. The base management fee incurred for the three and six months ended March 31, 2023 was $8,343 and $16,675, respectively, and the base management fee irrevocably waived by the Investment Adviser was $2,276 and $4,548, respectively.

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

For the three and six months ended March 31, 2024, the Income Incentive Fee incurred was $9,114 and $18,474, respectively. For the three and six months ended March 31, 2023, the Income Incentive Fee incurred was $7,513 and $14,343, respectively.

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

For the three and six months ended March 31, 2024, the Income Incentive Fee irrevocably waived by the Investment Adviser was $2,278 and $4,618, respectively. For the three and six months ended March 31, 2023, the Income Incentive Fee irrevocably waived by the Investment Adviser was $1,878 and $3,586, respectively.

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

For the three and six months ended March 31, 2024 and 2023, the Company did not accrue a Capital Gain Incentive Fee. As of both March 31, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement as described above. Any payment due for a Capital Gain Incentive Fee under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. The Company has not paid any Capital Gain Incentive Fees calculated in accordance with the Investment Advisory Agreement on or prior to March 31, 2024.

In accordance with GAAP, the Company also is required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee on a quarterly basis, as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement, as applicable. If the Capital Gain Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a period, then GAAP requires the Company to accrue a capital gain incentive fee equal to 15.0% prior to a Liquidity Event (20.0% following a Liquidity Event) of such amount, less the aggregate amount of the actual Capital Gain Incentive Fees paid and capital gain incentive fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period results in additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended March 31, 2024, the Company did not accrue a capital gain incentive fee under GAAP. Changes in the accrual for the capital gain incentive fee under GAAP are included in incentive fee in the Consolidated Statements of Operations. As of both March 31, 2024 and September 30, 2023, there was no cumulative accrual of capital gain incentive fee under GAAP included in management and incentive fees payable on the Consolidated Statements of Financial Condition.

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

The Investment Advisory Agreement provides that no Subordinated Liquidation Incentive Fee shall be payable for any liquidation that occurs more than six months after the date of an initial public offering of the Company’s common stock or a listing of the Company’s common stock on a national securities exchange. For periods prior to the date of the closing of a Liquidity Event, the Investment Adviser has agreed to waive the Subordinated

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Liquidation Incentive Fee. On January 16, 2024, the Investment Adviser agreed to irrevocably waive any Subordinated Liquidation Incentive Fee that would otherwise be payable in connection with the transactions contemplated by the GBDC 3 Merger Agreement.

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

On December 7, 2023, GC Advisors unilaterally agreed to extend the term of the incentive fee payment escrow under the terms of the Investment Advisory Agreement (the “Escrow Waiver Letter”). In accordance with the Escrow Waiver Letter, prior to the closing of a Liquidity Event, the Company will deposit one-third of each Income Incentive Fee and Capital Gain Incentive Fee payment into an escrow account (the “ New Escrow Account”) to be administered by UMB Bank, National Association (the “ New Escrow Agent”). Assets in the New Escrow Account will be held by the New Escrow Agent until the closing of a Liquidity Event at which time the New Escrow Agent will release the assets to the Investment Adviser. If no Liquidity Event occurs prior to October 2, 2025, the New Escrow Agent will return all assets in the New Escrow Account to the Company for the benefit of the stockholders. For the six months ended March 31, 2024, the Company deposited $4,533 into the New Escrow Account.

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

As of March 31, 2024 and September 30, 2023, included in accounts payable and other liabilities is $1,027 and $959, as of March 31, 2024 and September 30, 2023, respectively, for accrued allocated shared services under the Administration Agreement.

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

Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2024 were $688 and $1,556, respectively. Total expenses reimbursed to the Administrator during the three and six months ended March 31, 2023 were $705 and $1,359, respectively. As of March 31, 2024 and September 30, 2023, included in accounts payable and other liabilities were $742 and $868, respectively, for reimbursable expenses that were paid by the Administrator on behalf of the Company.

On August 1, 2017, GCOP LLC, an affiliate of the Investment Adviser, purchased 700.000 shares of common stock of the Company for an aggregate purchase price of $11. Subsequently, GCOP LLC entered into Subscription Agreements with capital commitments of $10,000 and $13,000 on October 1, 2018 and January 1, 2020, respectively. On May 19, 2022, GCOP LLC entered into an agreement to purchase an existing stockholder’s $125 subscription commitment and the 8,005.409 shares of common stock held by such stockholder. On December 7, 2023, GCOP LLC entered into agreements with existing stockholders to assume $830 of subscription commitments and the 57,142.587 shares of common stock held by such stockholders. As of March 31, 2024, GCOP LLC has an aggregate commitment of $23,966. As of March 31, 2024, the Company has issued 1,598,732.387 shares of its common stock to GCOP LLC in exchange for aggregate capital contributions totaling $23,966 and has also issued 349,720.465 shares to GCOP LLC through the DRIP.

On October 2, 2017, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by the Investment Adviser, entered into a Subscription Agreement for an aggregate commitment of $27,500. As of March 31, 2024, the Company has issued 1,834,523.315 shares of its common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27,500.

The Company is party to an unsecured revolving credit facility with the Investment Adviser (as amended, the “Adviser Revolver”) which, as of March 31, 2024, permits the Company to borrow a maximum of $100,000 and expires on September 1, 2026. Refer to Note 8. Borrowings for discussion of the Adviser Revolver.

On January 16, 2024, the Company entered into the GBDC 3 Merger Agreement. Refer to Note 13. Pending Merger with Golub Capital BDC, Inc. for discussion of the Proposed Merger.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 5.    Investments

Investments as of March 31, 2024 and September 30, 2023 consisted of the following:

	As of March 31, 2024			As of September 30, 2023
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
Senior secured	$209,065	$211,326	$206,941	$237,797	$241,418	$234,332
One stop	2,354,342	2,336,259	2,313,815	2,259,873	2,244,468	2,213,560
Second lien	10,861	11,409	10,854	11,833	12,606	11,743
Subordinated debt	17,594	17,432	17,363	16,303	16,121	16,205
Equity	N/A	135,154	149,799	N/A	130,112	141,176
Total	$2,591,862	$2,711,580	$2,698,772	$2,525,806	$2,644,725	$2,617,016

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

	As of March 31, 2024		As of September 30, 2023
Amortized Cost:
United States
Mid-Atlantic	$486,090	17.9%	$439,768	16.6%
Midwest	546,495	20.2	519,107	19.6
Northeast	199,102	7.3	187,317	7.1
Southeast	540,370	19.9	554,710	21.0
Southwest	207,034	7.6	218,765	8.3
West	396,551	14.6	374,560	14.2
Canada	49,596	1.8	77,717	2.9
United Kingdom	196,957	7.3	181,653	6.9
Australia	4,024	0.1	4,038	0.1
Luxembourg	26,387	1.0	26,134	1.0
Netherlands	30,045	1.1	35,086	1.3
Finland	16,149	0.6	14,855	0.6
Sweden	9,499	0.4	9,135	0.3
Israel	262	0.0 *	262	0.0 *
Denmark	1,613	0.1	1,618	0.1
Germany	1,406	0.1	—	—
Total	$2,711,580	100.0%	$2,644,725	100.0%

Fair Value:
United States
Mid-Atlantic	$486,266	18.0%	$440,467	16.8%
Midwest	540,187	20.0	513,851	19.6
Northeast	199,161	7.4	185,659	7.1
Southeast	549,815	20.4	555,229	21.2
Southwest	202,440	7.5	216,971	8.3
West	396,979	14.7	374,588	14.3
Canada	47,612	1.8	73,367	2.8
United Kingdom	189,816	7.0	169,846	6.5
Australia	3,819	0.1	3,816	0.1
Luxembourg	25,828	1.0	25,356	1.0
Netherlands	26,057	1.0	30,639	1.2
Finland	17,500	0.5	15,847	0.6
Sweden	9,906	0.4	9,412	0.4
Israel	339	0.0 *	316	0.0 *
Denmark	1,661	0.1	1,652	0.1
Germany	1,386	0.1	—	—
Total	$2,698,772	100.0%	$2,617,016	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The industry compositions of the portfolio at amortized cost and fair value as of March 31, 2024 and September 30, 2023 were as follows:

	As of March 31, 2024			As of September 30, 2023
Amortized Cost:
Aerospace and Defense	$9,898	0.4%		$9,899	0.4%
Airlines	7,662	0.3		7,477	0.3
Auto Components	5,939	0.2		15,532	0.6
Automobiles	155,898	5.7		140,797	5.3
Banks	1,487	0.1		—	—
Beverages	23,829	0.9		22,076	0.8
Biotechnology	430	0.0	*	422	0.0	*
Building Products	48,520	1.8		46,401	1.7
Capital Markets	2,188	0.1		—	—
Chemicals	43,044	1.6		42,947	1.6
Commercial Services and Supplies	91,386	3.4		82,137	3.1
Communications Equipment	4,932	0.2		4,925	0.2
Containers and Packaging	58,466	2.2		57,814	2.2
Diversified Consumer Services	125,177	4.6		110,454	4.2
Diversified Financial Services	23,785	0.9		22,078	0.8
Diversified Telecommunication Services	621	0.0	*	627	0.0	*
Electrical Equipment	1,007	0.0	*	—	—
Electronic Equipment, Instruments and Components	9,604	0.4		9,623	0.4
Food and Staples Retailing	4,807	0.2		6,678	0.2
Food Products	63,132	2.3		61,762	2.3
Healthcare Equipment and Supplies	94,330	3.5		82,641	3.1
Healthcare Providers and Services	180,471	6.7		177,985	6.7
Healthcare Technology	65,951	2.4		65,907	2.5
Hotels, Restaurants and Leisure	79,454	2.9		70,659	2.7
Household Durables	—	—		3,577	0.1
Household Products	1,742	0.1		1,746	0.1
Industrial Conglomerates	42,800	1.6		39,530	1.5
Insurance	161,406	5.9		148,627	5.6
Internet and Catalog Retail	33,202	1.2		33,234	1.3
IT Services	113,842	4.2		142,883	5.4
Leisure Products	3,138	0.1		2,476	0.1
Life Sciences Tools & Services	38,880	1.4		37,164	1.4
Machinery	6,625	0.2		10,993	0.4
Marine	14,876	0.5		14,597	0.6
Media	2,521	0.1		2,529	0.1
Oil, Gas and Consumable Fuels	23,523	0.9		40,800	1.5
Paper and Forest Products	7,118	0.3		7,169	0.3
Pharmaceuticals	82,136	3.0		83,693	3.2
Professional Services	63,902	2.4		60,363	2.3
Real Estate Management and Development	75,846	2.8		70,988	2.7
Road and Rail	14,074	0.5		14,011	0.5
Software	756,363	27.9		734,423	27.8
Specialty Retail	144,772	5.3		134,436	5.1
Textiles, Apparel and Luxury Goods	834	0.0	*	833	0.0	*
Trading Companies and Distributors	17,493	0.6		17,552	0.7
Water Utilities	4,469	0.2		4,260	0.2
Total	$2,711,580	100.0%		$2,644,725	100.0%

*	Represents an amount less than 0.1%

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	As of March 31, 2024			As of September 30, 2023
Fair Value:
Aerospace and Defense	$10,131	0.4%		$10,178	0.4%
Airlines	7,426	0.3		7,186	0.3
Auto Components	5,188	0.2		15,160	0.6
Automobiles	155,844	5.8		139,875	5.3
Bank	1,514	0.1		—	—
Beverages	24,395	0.9		22,086	0.8
Biotechnology	186	0.0	*	314	0.0	*
Building Products	49,933	1.8		46,849	1.8
Capital Markets	2,187	0.1		—	—
Chemicals	33,258	1.2		37,335	1.4
Commercial Services and Supplies	100,357	3.7		85,732	3.3
Communications Equipment	4,946	0.2		4,886	0.2
Containers and Packaging	58,069	2.1		57,127	2.2
Diversified Consumer Services	125,296	4.6		110,712	4.2
Diversified Financial Services	23,652	0.9		21,929	0.8
Diversified Telecommunication Services	628	0.0	*	631	0.0	*
Electrical Equipment	1,006	0.0	*	—	—
Electronic Equipment, Instruments and Components	9,831	0.4		9,875	0.4
Food and Staples Retailing	4,678	0.2		6,845	0.3
Food Products	63,122	2.3		61,318	2.3
Healthcare Equipment and Supplies	95,681	3.5		83,650	3.2
Healthcare Providers and Services	168,860	6.3		166,553	6.4
Healthcare Technology	67,125	2.5		66,040	2.5
Hotels, Restaurants and Leisure	80,395	3.0		71,364	2.7
Household Durables	—	—		3,687	0.1
Household Products	1,694	0.1		1,699	0.1
Industrial Conglomerates	42,645	1.6		39,058	1.5
Insurance	161,219	6.0		147,930	5.7
Internet and Catalog Retail	34,874	1.3		34,495	1.3
IT Services	116,201	4.3		143,158	5.4
Leisure Products	3,126	0.1		2,501	0.1
Life Sciences Tools & Services	38,697	1.4		36,830	1.4
Machinery	6,582	0.2		10,857	0.4
Marine	14,531	0.5		14,268	0.5
Media	2,448	0.1		2,461	0.1
Oil, Gas and Consumable Fuels	23,770	0.9		41,214	1.6
Paper and Forest Products	7,034	0.3		6,835	0.3
Pharmaceuticals	78,610	2.9		79,284	3.0
Professional Services	64,241	2.4		60,388	2.3
Real Estate Management and Development	75,095	2.8		69,404	2.7
Road and Rail	14,254	0.5		14,223	0.6
Software	761,409	28.2		731,779	28.0
Specialty Retail	136,663	5.1		129,582	5.0
Textiles, Apparel and Luxury Goods	779	0.0	*	809	0.0	*
Trading Companies and Distributors	16,743	0.6		16,790	0.6
Water Utilities	4,449	0.2		4,119	0.2
Total	$2,698,772	100.0%		$2,617,016	100.0%

*	Represents an amount less than 0.1%

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

The outstanding forward currency contracts as of March 31, 2024 and September 30, 2023 were as follows:

As of March 31, 2024
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	€2,985	EUR	$3,740	USD	6/14/2024	504	—
Macquarie Bank Limited	£4,500	GBP	$6,182	USD	8/27/2024	488	—
Macquarie Bank Limited	$6,000	CAD	$4,717	USD	9/4/2024	271	—
Macquarie Bank Limited	£6,500	GBP	$8,567	USD	9/5/2024	350	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	245	—
Macquarie Bank Limited	£15,000	GBP	$20,258	USD	9/30/2024	1,277	—
Macquarie Bank Limited	£16,290	GBP	$21,848	USD	9/30/2024	1,240	—
Macquarie Bank Limited	€14,650	EUR	$17,567	USD	11/12/2024	1,554	—
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	378	—
Macquarie Bank Limited	€12,400	EUR	$14,586	USD	12/23/2024	1,011	—
Macquarie Bank Limited	£5,600	GBP	$7,321	USD	3/17/2025	229	—
Macquarie Bank Limited	$10,800	CAD	$8,235	USD	7/15/2024	246	—
Macquarie Bank Limited	€20,700	EUR	$22,363	USD	7/21/2025	—	(433)
Macquarie Bank Limited	£8,750	GBP	$10,667	USD	7/21/2025	—	(383)
						$7,793	$(816)

As of September 30, 2023
Counterparty	Currency to be sold		Currency to be purchased		Settlement Date	Unrealized appreciation ($)	Unrealized depreciation ($)
Macquarie Bank Limited	€2,985	EUR	$3,740	USD	6/14/2024	525	—
Macquarie Bank Limited	£4,500	GBP	$6,182	USD	8/27/2024	651	—
Macquarie Bank Limited	$6,000	CAD	$4,717	USD	9/4/2024	270	—
Macquarie Bank Limited	£6,500	GBP	$8,567	USD	9/5/2024	594	—
Macquarie Bank Limited	$5,558	CAD	$4,365	USD	9/27/2024	245	—
Macquarie Bank Limited	£15,000	GBP	$20,258	USD	9/30/2024	1,828	—
Macquarie Bank Limited	£16,290	GBP	$21,848	USD	9/30/2024	1,842	—
Macquarie Bank Limited	€14,650	EUR	$17,567	USD	11/12/2024	1,676	—
Macquarie Bank Limited	$5,200	CAD	$4,245	USD	12/9/2024	379	—
Macquarie Bank Limited	€12,400	EUR	$14,586	USD	12/23/2024	1,123	—
Macquarie Bank Limited	£5,600	GBP	$7,321	USD	3/17/2025	449	—
Macquarie Bank Limited	$10,800	CAD	$8,235	USD	7/15/2024	246	—
Macquarie Bank Limited	€20,700	EUR	$22,363	USD	7/21/2025	—	(156)
Macquarie Bank Limited	£8,750	GBP	$10,667	USD	7/21/2025	—	(9)
						$9,828	$(165)

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

The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company including: the fair value of derivatives by risk category, the location of those fair values on the Consolidated Statements of Financial Condition, and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements as well as any related collateral received or pledged by the Company as of March 31, 2024 and September 30, 2023:

As of March 31, 2024
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$7,793	$(816)	$6,977	$—	$6,977

As of September 30, 2023
Counterparty	Risk exposure category	Unrealized appreciation on forward currency contracts	Unrealized depreciation on forward currency contracts	Net amounts presented in the Consolidated Statement of Financial Condition	Collateral (Received) Pledged (1)	Net Amount (2)
Macquarie Bank Limited	Foreign exchange	$9,828	$(165)	$9,663	$—	$9,663

(1)The actual collateral pledged may be more than the amount shown due to over collateralization.
(2)Represents the net amount due from/(to) counterparties in the event of default.
The impact of derivative transactions for the three and six months ended March 31, 2024 and 2023 on the Consolidated Statements of Operations, including realized and unrealized gains (losses) is summarized in the table below:

Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Foreign exchange	$—	$74	$—	$1,010

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Foreign exchange	$2,758	$(1,552)	$(2,686)	$(13,039)

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table is a summary of the average outstanding daily volume for forward currency contracts for the three and six months ended March 31, 2024 and 2023:

Average U.S. Dollar notional outstanding	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Forward currency contracts	$154,660	$158,273	$154,660	$162,673

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
In certain cases, the inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company assesses the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the six months ended March 31, 2024 and 2023. The following section describes the valuation techniques used by the Company to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by the Board, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of the Board to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of the Company’s valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both March 31, 2024 and September 30, 2023, were valued using Level 3 inputs. As of both March 31, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present fair value measurements of the Company’s investments and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2024 and September 30, 2023:

As of March 31, 2024	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,548,973	$2,548,973
Equity investments(1)	—	—	149,799	149,799
Money market funds(1)(2)	8,365	—	—	8,365
Forward currency contracts	—	7,793	—	7,793
Total assets, at fair value:	$8,365	$7,793	$2,698,772	$2,714,930
Liabilities, at fair value:
Forward currency contracts	$—	$(816)	$—	$(816)
Total liabilities, at fair value:	$—	$(816)	$—	$(816)

As of September 30, 2023	Fair Value Measurements Using
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments(1)	$—	$—	$2,475,840	$2,475,840
Equity investments(1)	—	—	141,176	141,176
Money market funds(1)(2)	12,916	—	—	12,916
Forward currency contracts	—	9,828	—	9,828
Total assets, at fair value:	$12,916	$9,828	$2,617,016	$2,639,760
Liabilities, at fair value:
Forward currency contracts	$—	$(165)	$—	$(165)
Total liabilities, at fair value:	$—	$(165)	$—	$(165)

(1)Refer to the Consolidated Schedules of Investments for further details.
(2)Included in cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Statements of Financial Condition.
The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2024, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2024 was $10,018 and $15,569, respectively. The net change in unrealized appreciation (depreciation) for the three and six months ended March 31, 2023, reported within the net change in unrealized appreciation (depreciation) on investments in the Company's Consolidated Statements of Operations attributable to the Company's Level 3 assets held as of March 31, 2023 was ($1,214) and ($893), respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present the changes in investments measured at fair value using Level 3 inputs for the six months ended March 31, 2024 and 2023:

	For the six months ended March 31, 2024
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$2,475,840	$141,176	$2,617,016
Net change in unrealized appreciation (depreciation) on investments	5,692	3,581	9,273
Net translation of investments in foreign currencies	5,628	—	5,628
Realized gain (loss) on investments	—	148	148
Realized gain (loss) on translation of investments in foreign currencies	(3)	—	(3)
Fundings of (proceeds from) revolving loans, net	774	—	774
Fundings of investments	165,061	3,333	168,394
PIK interest and non-cash dividends	10,258	4,993	15,251
Proceeds from principal payments and sales of portfolio investments	(119,527)	(3,432)	(122,959)
Accretion of discounts and amortization of premiums	5,250	—	5,250
Fair value, end of period	$2,548,973	$149,799	$2,698,772

	For the six months ended March 31, 2023
	Debt Investments	Equity Investments	Total Investments
Fair value, beginning of period	$2,192,016	$124,087	$2,316,103
Net change in unrealized appreciation (depreciation) on investments	(13,386)	(6,553)	(19,939)
Net translation of investments in foreign currencies	18,286	10	18,296
Realized gain (loss) on investments	—	3,097	3,097
Realized gain (loss) on translation of investments in foreign currencies	(408)	—	(408)
Fundings of (proceeds from) revolving loans, net	1,238	—	1,238
Fundings of investments	238,578	12,667	251,245
PIK interest and non-cash dividends	6,147	3,932	10,079
Proceeds from principal payments and sales of portfolio investments	(102,346)	(6,773)	(109,119)
Accretion of discounts and amortization of premiums	4,024	—	4,024
Fair value, end of period	$2,344,149	$130,467	$2,474,616

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2024 and September 30, 2023:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value as of March 31, 2024	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
Assets:
Senior secured loans(2)	$206,941	Yield analysis	Market interest rate	7.8% - 18.8% (10.0%)
		Market comparable companies	EBITDA multiples	3.3x - 27.0x (15.3x)
One stop loans(3)(4)	$2,313,815	Yield analysis	Market interest rate	6.3% - 20.0% (10.8%)
		Market comparable companies	EBITDA multiples	5.0x - 40.3x (16.9x)
		Market comparable companies	Revenue multiples	1.4x - 28.0x (8.6x)
Subordinated debt and second lien loans	$28,217	Yield analysis	Market interest rate	10.0% - 15.8% (13.2%)
		Market comparable companies	EBITDA multiples	9.5x - 24.0x (20.5x)
Equity(5)	$149,799	Market comparable companies	EBITDA multiples	5.0x - 35.8x (17.4x)
			Revenue multiples	2.7x - 18.0x (11.6x)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

(2)$2,329 of loans at fair value were valued using the market comparable companies approach only.

(3)$39,678 of loans at fair value were valued using the market comparable companies approach only.

(4)The Company valued $1,966,213 and $347,602 of one stop loans using EBITDA and revenue multiples, respectively. All one stop loans were also valued using the market rate approach.

(5)The Company valued $135,156 and $14,643 of equity investments using EBITDA and revenue multiples, respectively.

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

The following are the carrying values and fair values of the Company’s debt as of March 31, 2024 and September 30, 2023:

	As of March 31, 2024		As of September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$1,260,292	$1,259,089	$1,240,900	$1,235,197

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 8.    Borrowings

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company has not sought or obtained any approval necessary to be subject to the reduced asset coverage requirements available to BDCs pursuant to Section 61(a)(2) of the 1940 Act, which permits a BDC to have asset coverage of 150%, or a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement under the 1940 Act. As of March 31, 2024, the Company’s asset coverage for borrowed amounts was 214.9%.

2022-2 Debt Securitization: On December 14, 2022, the Company completed a $386,600 term debt securitization (the “2022-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations, or CLOs, and are a form of secured financing incurred by a subsidiary of the Company, which are consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2022-2 Debt Securitization (the “2022-2 Notes”) were issued by the 2022-2 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2022-2 Notes offered in the 2022-2 Debt Securitization consist of $140,000 of AAA Class A Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month term SOFR plus 2.60%; $38,800 of AA Class B Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month term SOFR plus 3.09% (the “Class B 2022-2 Notes” and, together with the Class A 2022-2 Notes, the “Secured 2022-2 Notes”); $85,000 of AAA Class A Senior Secured Floating Rate Loans maturing 2034, which bear interest at the three-month term SOFR plus 2.60% (the “Class A 2022-2 Loans” and, together with the Secured 2022-2 Notes, the “Secured 2022-2 Debt”); and $122,800 of Subordinated Notes due 2122 (the “Subordinated 2022-2 Notes”), which do not bear interest. The Company indirectly retained all of the Class B 2022-2 Notes and Subordinated 2022-2 Notes which were eliminated in consolidation. The Class A 2022-2 Notes and Class A 2022-2 Loans are included in the March 31, 2024 and September 30, 2023 Consolidated Statement of Financial Condition as debt of the Company.

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

As of both March 31, 2024 and September 30, 2023, there were 75 portfolio companies, with a total fair value of $379,599 and $378,345, respectively, securing the 2022-2 Debt Securitization. The pool of loans in the 2022-2 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The interest charged under the 2022-2 Debt Securitization is based on three-month term SOFR. The three-month term SOFR rate in effect as of March 31, 2024 based on the last interest rate reset was 5.3%. For the three and six months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2022-2 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Stated interest expense	$4,502	$3,873	$9,090	$4,673
Amortization of debt issuance costs	184	182	370	218
Total interest expense	$4,686	$4,055	$9,460	$4,891
Cash paid for interest expense	$4,597	$—	$9,145	$—
Annualized average stated interest rate	8.0%	7.0%	8.1%	7.0%
Average outstanding balance	$225,000	$225,000	$225,000	$133,517

As of March 31, 2024, the classes, amounts, ratings and interest rates (expressed as a spread to three-month term SOFR, as applicable) of the Class A 2022-2 Notes and Class A 2022-2 Loans were as follows:

Description	Class A 2022-2 Notes	Class A 2022-2 Loans
Type	Senior Secured Floating Rate	Senior Secured Floating Rate
Amount Outstanding	$140,000	$85,000
S&P Rating	"AAA"	"AAA"
Interest Rate	SOFR + 2.60%	SOFR + 2.60%

2022 Debt Securitization: On January 25, 2022, the Company completed a $401,750 asset-backed securitization (the “2022 Debt Securitization”). Asset-backed securitizations are a form of secured financing incurred by a subsidiary of the Company, which is controlled by the Company and subject to its overall asset coverage requirement. The notes offered in the 2022 Debt Securitization were issued by the 2022 Issuer and are backed by a diversified portfolio of senior secured loans. The notes offered in the 2022 Debt Securitization consist of $252,000 of Class A Senior Secured Floating Rate Notes, which bear interest at a benchmark interest rate, which will be based on three-month term SOFR, plus 2.00% (the “Secured 2022 Notes”) and $149,750 of Subordinated Notes, which do not bear interest (the “Subordinated 2022 Notes” and, together with the Secured 2022 Notes, the “2022 Notes”). The Secured 2022 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Subordinated 2022 Notes, and the Subordinated 2022 Notes were eliminated in consolidation. The Secured 2022 Notes are included in the March 31, 2024 and September 30, 2023 Consolidated Statements of Financial Condition as debt of the Company.

Through January 25, 2024, the 2022 Issuer was permitted to use all principal collections received on the underlying collateral to purchase new collateral under the direction of the Investment Adviser, in its capacity as collateral manager of the 2022 Issuer, in accordance with the Company’s investment strategy, allowing the Company to maintain the initial leverage in the 2022 Debt Securitization. The Secured 2022 Notes are due on January 18, 2030. The Subordinated 2022 Notes are due on January 25, 2122.

As of March 31, 2024 and September 30, 2023, there were 58 and 54 portfolio companies, respectively, with a total fair value of $404,082 and $399,719, respectively, securing the 2022 Debt Securitization. The pool of loans in the 2022 Debt Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The interest charged under the 2022 Debt Securitization is based on three-month term SOFR. The three-month term SOFR rate in effect as of March 31, 2024 based on the last interest rate reset was 5.3%. For the three and six months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2022 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Stated interest expense	$4,676	$4,093	$9,440	$7,736
Amortization of debt issuance costs	49	183	236	370
Total interest expense	$4,725	$4,276	$9,676	$8,106
Cash paid for interest expense	$4,880	$3,840	$9,598	$6,723
Annualized average stated interest rate	7.5%	6.6%	7.5%	6.2%
Average outstanding balance	$252,000	$252,000	$252,000	$252,000

As of March 31, 2024, the class, amount, rating and interest rate (expressed as a spread to three-month term SOFR, as applicable) of the 2022 Debt Securitization was as follows:

Description	Secured 2022 Notes
Type	Senior Secured Floating Rate
Amount Outstanding	$252,000
Kroll Bond Rating Agency Rating	A
Interest Rate	SOFR + 2.0%

2021 Debt Securitization: On March 11, 2021, the Company completed a $398,850 term debt securitization (the “2021 Debt Securitization”). Term debt securitizations are also known as CLOs. Term debt securitizations are a form of secured financing incurred by the Company, which are consolidated by the Company and subject to the overall asset coverage requirement. The notes offered in the 2021 Debt Securitization (the “2021 Notes”) were issued by the 2021 Issuer and are backed by a diversified portfolio of senior secured and second lien loans. The 2021 Notes offered in the 2021 Debt Securitization consist of $224,000 of AAA Class A 2021 Notes, which bear interest at the three-month SOFR plus 1.60%; $28,000 of AA Class B 2021 Notes, which bear interest at the three-month SOFR plus 1.85%; $36,000 of A Class C-1 2021 Notes, which bear interest at the three-month SOFR plus 2.80%; $10,000 A Class C-2 2021 Notes, which bear interest at 3.91%; up to $28,000 of BBB- Class D 2021 Notes, which were unfunded on the closing date of the 2021 Debt Securitization and which, if funded, will bear interest at the three-month SOFR plus a spread set in connection with the funding date but which in no event will be greater than 5.00% (the Class D 2021 Notes, together with the Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes and the Class C-2 2021 Notes are referred to as the “Secured 2021 Notes”); and approximately $100,850 of Subordinated 2021 Notes, which do not bear interest. The Class A 2021 Notes, the Class B 2021 Notes, the Class C-1 2021 Notes, and the Class C-2 2021 Notes were issued through a private placement through Deutsche Bank Securities Inc. The Company indirectly retained all of the Class D 2021 Notes and Subordinated 2021 Notes which were eliminated in consolidation. The Class A, Class B, Class C-1, and Class C-2 2021 Notes are included in the March 31, 2024 and September 30, 2023 Consolidated Statements of Financial Condition as debt of the Company.

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

As of March 31, 2024 and September 30, 2023, there were 74 and 75 portfolio companies, respectively, with total fair value of $397,015 and $392,835, respectively, securing the 2021 Notes. The pool of loans in the 2021 Debt

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

The interest charged under the 2021 Debt Securitization is based on three-month SOFR plus a spread adjustment of 0.26161%. The three-month term SOFR in effect as of March 31, 2024 based on the last interest rate reset was 5.3%. For the three and six months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the 2021 Debt Securitization were as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Stated interest expense	$5,458	$4,734	$11,014	$8,939
Amortization of debt issuance costs	108	106	217	215
Total interest expense	$5,566	$4,840	$11,231	$9,154
Cash paid for interest expense	$5,566	$4,406	$11,011	$7,728
Annualized average stated interest rate	7.4%	6.4%	7.4%	6.0%
Average outstanding balance	$298,000	$298,000	$298,000	$298,000

As of March 31, 2024, the classes, amounts, ratings and interest rates in effect (expressed as a spread to three-month term SOFR, as applicable) of the Class A 2021 Notes, Class B 2021 Notes, Class C-1 2021 Notes and the Class C-2 2021 Notes were as follows:

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

Adviser Revolver: The Company has entered into the Adviser Revolver with the Investment Adviser pursuant to which, as of March 31, 2024 and September 30, 2023, the Company was permitted to borrow up to $100,000 and which had a maturity date of September 1, 2026. The Adviser Revolver bears an interest rate equal to the short-term Applicable Federal Rate (“AFR”). The short-term AFR as of March 31, 2024 was 4.6%. On September 1, 2023, the Company amended the revolving loan agreement with the Investment Adviser to, among other things, increase the borrowing capacity from $40,000 to $100,000, extend the maturity date to September 1, 2026 and to allow for borrowings in foreign currencies. As of March 31, 2024 and September 30, 2023, the Company had no outstanding debt under the Adviser Revolver.

For the three and six months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the Adviser Revolver were as follows:

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Stated interest expense	$—	$58	$—	$58
Cash paid for interest expense	—	58	—	58
Annualized average stated interest rate	N/A	4.4%	N/A	4.4%
Average outstanding balance	$—	$5,333	$—	$2,637

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

For the three and six months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the SB Revolver were as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Stated interest expense	$—	$443	$—	$1,773
Facility fees	—	—	—	—
Amortization of debt issuance costs	—	48	—	177
Total interest expense	$—	$491	$—	$1,950
Cash paid for interest expense	$—	$892	$—	$2,170
Annualized average stated interest rate	—%	6.2%	—%	5.5%
Average outstanding balance	$—	$28,889	$—	$64,835

DB Credit Facility: On September 10, 2019 (the “Effective Date”), the Company and GBDC 3 Funding entered into a loan financing and servicing agreement (the “DB Credit Facility”), with the Company, as equity holder and as servicer, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, as facility agent, the other agents parties thereto, each of the entities from time to time party thereto as securitization subsidiaries and Deutsche Bank Trust Company Americas, as collateral agent and as collateral custodian. The period during which GBDC 3 Funding may request drawdowns under the DB Credit Facility (the “Revolving Period”) commenced on the Effective Date and continues through March 10, 2024 unless there is an earlier termination or event of default. On March 8, 2023, the Company entered into an amendment on the DB Credit Facility to, among other things, decrease the borrowing capacity thereunder from up to an aggregate of $750,000 to $625,000, extend the Revolving Period to March 10, 2024, and amend the interest rate at which borrowings are made to the applicable base rate plus 2.55% during the Revolving Period, and 3.05% after the Revolving Period. On March 1, 2024, the Company entered into an amendment on the DB Credit Facility that, among other things, extended the Revolving Period to April 10, 2024. As of March 31, 2024, the DB Credit Facility allowed GBDC 3 Funding to borrow up to $625,000, subject to leverage and borrowing base restrictions, and has a maturity date of March 10, 2027.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

As of March 31, 2024, the DB Credit Facility bears interest at the applicable base rate plus 2.55% per annum during the Revolving Period and 3.05% after the Revolving Period. The base rate under the DB Credit Facility is (i) the three-month Canadian Dollar Offered Rate with respect to any advances denominated in Canadian dollars, (ii) the three-month EURIBOR with respect to any advances denominated in euros, (iii) the three-month Bank Bill Swap Rate with respect to any advances denominated in Australian dollars, (iv) the daily simple Sterling Overnight Index Average with respect to any advances denominated U.K. pound sterling and (v) the three-month term SOFR with respect to any other advances. A syndication/agent fee is payable to the facility agent each quarter and is calculated based on the aggregate commitments outstanding each day during the preceding collection period at a rate of 1/360 of 0.25% of the aggregate commitments on each day. In addition, a non-usage fee of 0.25% per annum is payable on the undrawn amount under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold. A prepayment fee would be payable in the event of any permanent reduction in commitments of the DB Credit Facility in the amount of 0.50% or 0.25% of the amount of the reduction during the first or second year after the Effective Date, respectively.

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

As of March 31, 2024 and September 30, 2023, the Company had outstanding debt under the DB Credit Facility of $485,292 and $465,900, respectively.

For the three and six months ended March 31, 2024 and 2023, the components of interest expense, cash paid for interest expense, annualized average stated interest rates and average outstanding balances for the DB Credit Facility were as follows:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Stated interest expense	$9,429	$6,733	$18,538	$13,182
Facility fees	490	655	1,001	1,322
Amortization of debt issuance costs	617	414	1,439	876
Total interest expense	$10,536	$7,802	$20,978	$15,380
Cash paid for interest expense	$9,621	$7,348	$18,908	$12,816
Annualized average stated interest rate[1]	7.9%	7.0%	8.0%	6.3%
Average outstanding balance	$483,014	$389,275	$465,988	$420,172
(1)The annualized average stated interest rate reflects the translation of the stated interest expense and borrowings in foreign currencies to U.S. dollar.
For the three and six months ended March 31, 2024, the average total debt outstanding was $1,258,014 and $1,240,988, respectively. For the three and six months ended March 31, 2023, the average total debt outstanding was $1,198,497 and $1,171,161, respectively.

For the three and six months ended March 31, 2024, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 8.2% and 8.3%, respectively. For the three and six months ended March 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on the Company's total debt was 7.3% and 6.8%, respectively.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

A summary of the Company’s maturity requirements for borrowings as of March 31, 2024 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
DB Credit Facility	$485,292	$—	$485,292	$—	$—
2021 Debt Securitization	298,000	—	—	—	298,000
2022 Debt Securitization	252,000	—	—	—	252,000
2022-2 Debt Securitization	225,000	—	—	—	225,000
Total borrowings	$1,260,292	$—	$485,292	$—	$775,000

Note 9. Commitments and Contingencies

Commitments: As of March 31, 2024, the Company had outstanding commitments to fund investments totaling $141,702, including $23,351 of commitments on undrawn revolvers. As of September 30, 2023, the Company had outstanding commitments to fund investments totaling $176,001, including $22,517 of commitments on undrawn revolvers.

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

Off-balance sheet risk: Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Financial Condition. The Company has entered and, in the future, could again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to “Note 6. Forward Currency Contracts” for outstanding forward currency contracts as of March 31, 2024 and September 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate and foreign currency volatility, which could impact the fair value of the derivative instruments. If market conditions move against the Company, it may not achieve the anticipated benefits of the derivative instruments and may realize a loss. The Company minimizes market risk through monitoring its investments and borrowings.

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

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 10. Financial Highlights

The financial highlights for the Company are as follows:

	Six months ended March 31,
Per share data:(1)	2024	2023
Net asset value at beginning of period	$15.00	$14.89
Distributions declared:(2)
From net investment income - after tax	(1.36)	(0.40)
Net investment income - after tax	0.95	0.70
Net realized gain (loss) on investment transactions	0.00	0.04
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.11	(0.23)
Net asset value at end of period	$14.70	$15.00
Total return based on net asset value per share(4)	7.31%	3.45%
Number of common shares outstanding	100,105,100.915	88,572,994.567

	Six months ended March 31,
Listed below are supplemental data and ratios to the financial highlights:	2024	2023
Ratio of net investment income - after tax to average net assets*	12.93%	9.44%
Ratio of total expenses to average net assets*(5)	11.51%	10.32%
Ratio of management fee waiver to average net assets*	(0.70)%	(0.70)%
Ratio of incentive fee waiver to average net assets(5)	(0.32)%	(0.28)%
Ratio of incentive fees to average net assets(5)	1.28%	1.11%
Ratio of income and excise tax to average net assets(5)	0.00%	0.05%
Ratio of incentive fee - reimbursement to average net assets (5)	(1.03)%	—%
Ratio of net expenses to average net assets*(5)	9.46%	9.34%
Ratio of total expenses (without incentive fees) to average net assets*(5)	9.53%	8.51%
Total return based on average net asset value(6)	7.18%	3.49%
Total return based on average net asset value - annualized(6)	14.37%	7.01%
Net assets at end of period	$1,471,544	$1,328,595
Average debt outstanding	$1,240,988	$1,171,161
Average debt outstanding per share	$12.40	$13.22
Portfolio Turnover *	9.26%	9.09%
Asset coverage ratio(7)	214.88%	205.81%
Asset coverage ratio per unit(8)	$2,149	$2,058
Average market value per unit(9):
SB Revolver	N/A	N/A
DB Credit Facility	N/A	N/A
Adviser Revolver	N/A	N/A
2021 Debt Securitization	N/A	N/A
2022 Debt Securitization	N/A	N/A
2022-2 Debt Securitization	N/A	N/A
Other short-term borrowings	N/A	N/A

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
(5)Incentive fees, income tax and excise tax are not annualized in the calculation.
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

Note 11. Earnings Per Share

The following information sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations for the three and six months ended March 31, 2024 and 2023:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Earnings available to stockholders	$52,814	$31,888	$103,730	$45,219
Basic and diluted weighted average shares outstanding	99,907,435	87,774,782	98,037,930	87,008,867
Basic and diluted earnings per share	$0.53	$0.36	$1.06	$0.52

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

Note 12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declarations and distributions with a record date during the six months ended March 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Shares Outstanding	Amount Per Share		Total Dividends Declared
For the six months ended March 31, 2024
08/03/2023	10/02/2023	10/05/2023	94,630,773.096	$0.1640	(1)	$15,519
08/03/2023	10/20/2023	12/27/2023	94,835,450.565	0.1218		11,552
11/17/2023	11/20/2023	12/27/2023	94,835,450.565	0.1577		14,957
11/17/2023	12/08/2023	12/14/2023	99,111,951.713	0.3000		29,734
11/17/2023	12/15/2023	02/20/2024	99,501,919.264	0.0893		8,888
11/17/2023	01/19/2024	03/19/2024	99,832,145.354	0.1154		11,521
02/02/2024	02/26/2024	05/21/2024	99,950,108.916	0.1940		19,386
02/02/2024	03/15/2024	05/21/2024	99,950,108.916	0.2191		21,907
Total dividends declared for the six months ended March 31, 2024						$133,464

Total dividends declared for the six months ended March 31, 2023
08/05/2022	10/18/2022	12/28/2022	85,511,291.055	$—	(2)	$—
11/18/2022	12/15/2022	12/20/2022	86,854,896.195	0.2800		24,319
11/18/2022	01/17/2023	03/21/2023	87,217,538.663	—	(3)	—
02/07/2023	03/17/2023	05/23/2023	88,572,994.567	0.1201		10,636
Total dividends declared for the six months ended March 31, 2023						$34,955

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

(3) On November 18, 2022, the Company’s board of directors declared a distribution in an amount (if positive) such that the Company’s net asset value as of January 31, 2023 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period January 1, 2023 through January 31, 2023 and the payment of this distribution is $15.00 per share. Due to a net asset value per share less than $15.00 per share, the distribution declared for such period was zero.

Golub Capital BDC 3, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(In thousands, except shares and per share data)

The following table summarizes the Company’s distributions reinvested during the six months ended March 31, 2024 and 2023:

Payment Date	DRIP Shares Issued	NAV ($) per share	DRIP Shares Value (1)
For the six months ended March 31, 2024
October 5, 2023	204,677.469	$15.00	$3,070
November 21, 2023	364,144.163	15.00	5,462
December 14, 2023	389,967.551	14.70	5,733
December 27, 2023	330,226.090	14.70	4,854
February 20, 2024	117,963.562	14.70	1,734
March 19, 2024	154,991.999	14.70	2,278
	1,561,970.834		$23,131

For the six months ended March 31, 2023
December 20, 2022	362,642.468	$14.89	$5,399
	362,642.468		$5,399
(1) Reflects DRIP shares issued multiplied by the unrounded NAV per share.

Note 13. Pending Merger with Golub Capital BDC, Inc.

Merger Agreement with Golub Capital BDC, Inc. (the “Proposed Merger”)

On January 16, 2024, the Company entered into the GBDC 3 Merger Agreement with GBDC, Merger Sub, the Investment Adviser, and, for certain limited purposes, the Administrator. The GBDC 3 Merger Agreement provides that, subject to the conditions set forth in the GBDC 3 Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of GBDC and, immediately thereafter, the Company will merge with and into GBDC, with GBDC continuing as the surviving company. The parties to the GBDC 3 Merger Agreement intend the Proposed Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.

In the Proposed Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Proposed Merger, except for shares, if any, owned by GBDC or any of its consolidated subsidiaries (the “Cancelled Shares), will be converted into the right to receive a number of GBDC’s common stock equal to the Exchange Ratio (as defined below) in connection with the closing of the Proposed Merger.

Under the terms of the GBDC 3 Merger Agreement, the “Exchange Ratio” will be determined as of a mutually agreed date (such date, the “Determination Date”) no earlier than 48 hours (excluding Sundays and holidays) prior to the effective date of the Proposed Merger and based on (i) the NAV per share of GBDC and GBDC 3 (the “GBDC Per Share NAV” and the “GBDC 3 Per Share NAV”, respectively) and (ii) the closing price per share of GBDC’s common stock on the Nasdaq on either the Determination Date or, if the Nasdaq is closed on the Determination Date, the most recent trading day prior to the Determination Date (the “GBDC Common Stock Price”). The Exchange Ratio will be calculated as follows:

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

The consummation of the Proposed Merger, which is currently anticipated to occur during the first half of calendar year 2024, is subject to certain closing conditions, including (1) requisite approvals of the Company’s stockholders and GBDC’s stockholders, (2) the absence of certain legal impediments to the consummation of the Proposed Merger, (3) effectiveness of the registration statement for GBDC’s common stock to be issued as consideration in the Proposed Merger, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the GBDC 3 Merger Agreement, and (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

Note 14. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date of issuance. There are no subsequent events to disclose except for the following:

On April 9, 2024, the Company entered into an amendment to the DB Credit Facility to, among other things, amend the interest rate at which borrowings are made to the applicable base rate plus 2.30% during the Revolving Period, and 2.80% after the Revolving Period, extend the Revolving Period to April 10, 2025 and extend the maturity date to the earliest of (i) April 10, 2028, (ii) the date on which the Company ceases to exist or (iii) the occurrence of the event of default.

On February 2, 2024, the Company’s board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 19, 2024	May 29, 2024[1]
In an amount (if positive) such that the NAV of the Company as of April 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by the Company (if positive) as determined in accordance with GAAP for the period April 1, 2024 through April 30, 2024 and the payment of this distribution is $14.70 per share

1 On April 19, 2024, the Company’s board of directors accelerated the payment date to May 29, 2024, for the previously declared April 2024 monthly distribution to stockholders of record as of April 19, 2024.

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
•the anticipated closing of the Proposed Merger (as defined in Note 1 of our consolidated financial statements);
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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “may,” “might,” “will,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “potential,” “plan” or similar words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K for the year ended September 30, 2023, and our quarterly report on Form 10-Q for the quarter ended December 31, 2023.

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

Under an investment advisory agreement, or the Investment Advisory Agreement, we have agreed to pay GC Advisors an annual base management fee based on our average adjusted gross assets as well as an incentive fee based on our investment performance. The Investment Advisory Agreement was most recently approved by our board of directors in May 2024. Under an administration agreement, or the Administration Agreement, we are provided with certain administrative services by an administrator, or the Administrator, which is currently Golub Capital LLC. Under the Administration Agreement, we have agreed to reimburse the Administrator for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.

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

As of March 31, 2024 and September 30, 2023, our portfolio at fair value was comprised of the following:

	As of March 31, 2024		As of September 30, 2023
Investment Type	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
Senior secured	$206,941	7.7%	$234,332	9.0%
One stop	2,313,815	85.7	2,213,560	84.6
Second lien	10,854	0.4	11,743	0.4
Subordinated debt	17,363	0.6	16,205	0.6
Equity	149,799	5.6	141,176	5.4
Total	$2,698,772	100.0%	$2,617,016	100.0%

One stop loans include loans to technology companies undergoing strong growth due to new services, increased adoption and/or entry into new markets. We refer to loans to these companies as recurring revenue loans. Other targeted characteristics of recurring revenue businesses include strong customer revenue retention rates, a diversified customer base and backing from growth equity or venture capital firms. In some cases, the borrower’s high revenue growth is supported by a high level of discretionary spending. As part of the underwriting of such loans and consistent with industry practice, we adjust our characterization of the earnings of such borrowers for a reduction or elimination of such discretionary expenses, if appropriate. As of March 31, 2024 and September 30, 2023, one stop loans included $347.6 million and $326.0 million, respectively, of recurring revenue loans at fair value.
As of March 31, 2024 and September 30, 2023, we had debt and equity investments in 319 and 291 portfolio companies, respectively.

The following table shows the weighted average income yield and weighted average investment income yield of our earning portfolio company investments, which represented nearly 100% of our debt investments, as well as the annualized total return based on our average net asset value, in each case for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023:

	Three months ended		Six months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Weighted average income yield(1)*	12.0%	12.2%	12.1%	10.5%
Weighted average investment income yield(2)*	12.3%	12.6%	12.5%	10.9%
Total return based on average net asset value(3)*	14.5%	14.2%	14.4%	7.0%

*    Annualized for periods of less than one year
(1)    Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income, excluding amortization of capitalized fees and discounts, divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(2)    Represents income from interest, fees, interest earned on cash, accrued PIK and non-cash dividend income and amortization of capitalized fees and discounts, divided by the daily average fair value of earning portfolio company investments, and does not represent a return to any investor in us.
(3)     Total return based on average net asset value is calculated as (a) the net increase/(decrease) in net assets resulting from operations divided by (b) the daily average of total net assets. Total return does not include sales load.

As of March 31, 2024, GBDC 3 has earned an inception-to-date internal rate of return, or IRR, of 9.3% for stockholders taken as a whole. An individual stockholder’s IRR may vary based on the timing of their capital transactions. For the six months ended March 31, 2024 and 2023, GBDC 3 earned a fiscal year-to-date IRR of 20.2% and 7.2%, respectively, for stockholders taken as a whole. The IRR is the annualized effective compound rate of return that brings a series of cash flows to the current value of the cash invested. The IRR was computed based on the actual dates of cash inflows (share issuances, including share issuances through the DRIP), outflows (capital distributions), the stockholders' net asset value, or NAV, at the end of the period and distributions declared and payable at the end of the period (residual value of the stockholders’ NAV and distributions payable as of each measurement date).

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

Pending Merger with Golub Capital BDC, Inc.: On January 16, 2024, we entered into an Agreement and Plan of Merger (the “GBDC 3 Merger Agreement”) with Golub Capital BDC, Inc., a Maryland corporation (“GBDC”), Park Avenue Subsidiary Inc., a Maryland corporation and wholly owned subsidiary of GBDC (“Merger Sub”), GC Advisers, and, for certain limited purposes, the Administrator. The GBDC 3 Merger Agreement provides that, subject to the conditions set forth in the GBDC 3 Merger Agreement, Merger Sub will merge with and into us, with us continuing as the surviving company and as a wholly-owned subsidiary of GBDC, and, immediately thereafter, we will merge with and into GBDC, with GBDC continuing as the surviving company. The parties to the GBDC 3 Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.

On April 12, 2024, we filed an amended registration statement on Form N-14, which included a joint proxy statement of us and GBDC and a prospectus of GBDC. The registration statement on Form N-14 was declared effective by the SEC on April 15, 2024. Special meetings for each of our and GBDC’s stockholders are scheduled for May 29, 2024 to vote on the matters described in the joint proxy statement as required by the GBDC 3 Merger Agreement.

Recent Developments

On April 9, 2024, we entered into an amendment on the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) to, among other things, amend the interest rate at which borrowings are made to the applicable base rate plus 2.30% during the Revolving Period (as defined in Note 8 of our consolidated financial statements), and 2.80% after the Revolving Period, extend the Revolving Period to April 10, 2025 and extend the maturity date to the earliest of (i) April 10, 2028, (ii) the date on which we cease to exist or (iii) the occurrence of an event of default.

On February 2, 2024, our board of directors declared distributions to holders of record as set forth in the table below:

Record Date	Payment Date	Amount Per Share
April 19, 2024	May 29, 2024[1]	In an amount (if positive) such that our NAV as of April 30, 2024 on a pro forma basis after giving effect to the net increase in net assets resulting from operations earned by us (if positive) as determined in accordance with GAAP for the period April 1, 2024 through April 30, 2024 and the payment of this distribution is $14.70 per share

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

Consolidated operating results for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023 are as follows:
1 On April 19, 2024, our board of directors accelerated the payment date to May 29, 2024, for the previously declared April 2024 monthly distribution to stockholders of record as of April 19, 2024.

	Three months ended		Variances	Six months ended		Variances
	March 31, 2024	December 31, 2023	March 31, 2024 vs. December 31, 2023	March 31, 2024	March 31, 2023	2024 vs. 2023
	(In thousands)
Interest income	$70,056	$70,614	$(558)	$140,670	$112,636	$28,034
Payment-in-kind interest income	4,953	4,871	82	9,824	5,976	3,848
Accretion of discounts and amortization of premiums	2,307	2,943	(636)	5,250	4,024	1,226
Non-cash dividend income	2,537	2,456	81	4,993	3,932	1,061
Dividend income	3	—	3	3	8	(5)
Fee income	256	166	90	422	346	76
Total investment income	80,112	81,050	(938)	161,162	126,922	34,240
Net expenses	41,370	26,396	14,974	67,766	65,337	2,429
Net investment income before tax	38,742	54,654	(15,912)	93,396	61,585	31,811
Income and excise taxes	8	—	8	8	630	(622)
Net investment income after tax	38,734	54,654	(15,920)	93,388	60,955	32,433
Net realized gain (loss) on investment transactions	163	7	156	170	3,814	(3,644)
Net change in unrealized appreciation (depreciation) on investment transactions	13,917	(3,745)	17,662	10,172	(19,550)	29,722
Net increase (decrease) in net assets resulting from operations	$52,814	$50,916	$1,898	$103,730	$45,219	$58,511
Average earning debt investments, at fair value	$2,534,753	$2,481,048	$53,705	$2,501,538	$2,271,800	$229,738
Average earning preferred equity investments, at fair value	$76,165	$73,575	$2,590	$74,705	$65,481	$9,224

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

Investment Income

Investment income decreased from the three months ended December 31, 2023 to the three months ended March 31, 2024 by $0.9 million, primarily due to a decrease in accretion income resulting from decreased payoffs of portfolio company investments coupled with a modest decrease in interest income due to the one-time recognition of interest income associated with a portfolio company investment amendment during the three months ended December 31, 2023.

Investment income increased from the six months ended March 31, 2023 to the six months ended March 31, 2024 by $34.2 million, primarily due to an increase in interest and payment-in-kind (“PIK”) interest income due to rising interest base rates and an increase in the average earning debt investments balance of $229.7 million coupled with an increase in non-cash dividend income and an increase in accretion income resulting from increased payoffs of portfolio company investments.

The annualized income yield by debt security type for the three months ended March 31, 2024, December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023 are as follows:

	Three months ended		Six months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Senior secured	10.9%	11.2%	11.1%	9.6%
One stop	11.9%	12.0%	12.0%	10.5%
Second lien	14.2%	13.7%	14.2%	12.7%
Subordinated debt	14.2%	14.8%	14.3%	15.5%

The income yield on senior secured loans decreased for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023, primarily due to the one-time recognition of interest income associated with a portfolio company investment amendment during the three months ended December 31, 2023. The income yield on one stop loans remained relatively flat for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023. Income yields on senior secured and one stop loans increased for the six months ended March 31, 2024 as compared to the six months ended March 31, 2023, primarily due to rising interest base rates. Our loan portfolio is partially insulated from a drop in floating interest rates as 97.3% of the loan portfolio at fair value is subject to an interest rate floor. As of both March 31, 2024 and December 31, 2023, the weighted average base rate floor of our loans was 0.79%.

As of March 31, 2024, we have second lien investments in three portfolio companies and subordinated debt investments in five portfolio companies as shown in the Consolidated Schedule of Investments. Due to the limited number of second lien and subordinated debt investments, income yields on second lien and subordinated debt investments can be significantly impacted by the addition, subtraction or refinancing of one investment.

For additional details on investment yields and asset mix, refer to the “Liquidity and Capital Resources - Portfolio Composition, Investment Activity and Yield” section below.

Expenses

The following table summarizes our expenses for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2024	December 31, 2023	March 31, 2024 vs. December 31, 2023	March 31, 2024	March 31, 2023	2024 vs. 2023
	(In thousands)
Interest and facility fee expenses	$24,555	$24,528	$27	$49,083	$37,683	$11,400
Amortization of debt issuance costs	958	1,304	(346)	2,262	1,856	406
Base management fee, net of waiver	6,733	6,745	(12)	13,478	12,127	1,351
Income incentive fee, net of waiver	6,836	7,020	(184)	13,856	10,757	3,099
Incentive fee - reimbursement	—	(14,875)	14,875	(14,875)	—	(14,875)
Professional fees	1,081	427	654	1,508	990	518
Administrative service fee	1,027	1,043	(16)	2,070	1,748	322
General and administrative expenses	180	204	(24)	384	176	208
Net expenses	$41,370	$26,396	$14,974	$67,766	$65,337	$2,429
Average debt outstanding	$1,258,014	$1,227,792	$30,222	$1,240,988	$1,171,161	$69,827
Interest Expense

Interest and other debt financing expenses, including amortization of debt issuance costs, decreased by $0.3 million from the three months ended December 31, 2023 to the three months ended March 31, 2024, primarily due to a decrease in amortization of debt issuance costs as the fees associated with the 2022 Debt Securitization and the DB Credit Facility were fully amortized during the quarter.

Interest and other debt financing expenses, including amortization of debt issuance costs, increased by $11.8 million from the six months ended March 31, 2023 to the six months ended March 31, 2024, primarily due to an increase in average debt outstanding of $69.8 million as well as rising interest base rates on borrowings from our floating rate debt facilities. For more information about our outstanding borrowings for the three and six months ended March 31, 2024 and 2023, including the terms thereof, see “Note 8. Borrowings” in the notes to our consolidated financial statements and the “Liquidity and Capital Resources” section below.

For the three months ended March 31, 2024 and December 31, 2023, the effective annualized average interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 8.2% and 8.4%, respectively. For the six months ended March 31, 2024 and 2023, the effective annualized average stated interest rate, which includes amortization of debt financing costs and non-usage facility fees, on our total debt was 8.3% and 6.8%, respectively. The effective annualized average interest rate decreased from the three months ended December 31, 2023 to the three months ended March 31, 2024 primarily due to a decrease in amortization of deferred debt issuance costs as the fees associated with the 2022 Debt Securitization and DB Credit Facility were fully amortized. The effective annualized interest rates increased for the six months ended March 31, 2023 to the six months ended March 31, 2024 primarily due to rising base interest rates on our floating rate debt facilities.

Management Fees

The base management fee, net of waiver, remained relatively flat consistent with the relatively stable amount of average adjusted assets for the three months ended December 31, 2023 to the three months ended March 31, 2024. The base management fee, net of waiver, increased as a result of an increase in average gross assets for the six months ended March 31, 2023 to the six months ended March 31, 2024.

Incentive Fees

The incentive fee payable under the Investment Advisory Agreement consists of two parts: (1) the income component, or the Income Incentive Fee, and (2) the capital gains component, or the Capital Gain Incentive Fee.

The Income Incentive Fee, net of waiver, decreased by $0.2 million from the three months ended December 31, 2023 to the three months ended March 31, 2024, primarily as a result of a decrease in Pre-Incentive Fee Net Investment Income (as defined in Note 4 to our consolidated financial statements) and a lower rate of return on the value of our net assets driven by a decrease in interest and accretion income. The Income Incentive Fee, net of waiver, increased by $3.1 million from the six months ended March 31, 2023 to the six months ended March 31, 2024, primarily as a result of an increase in Pre-Incentive Fee Net Investment Income and a greater rate of return on the value of our net assets driven by net funds growth, the impact of rising interest base rates and an increase in accretion income resulting from increased payoffs of portfolio company investments.

The Income Incentive Fee as a percentage of Pre-Incentive Fee Net Investment Income, net of waiver, was 15.0% for both the three and six months ended March 31, 2024 and 2023.

During the three months ended December 31, 2023, we recognized $14.9 million of reimbursement of prior period incentive fee payment deposits held in the Escrow Account that was returned to us on October 2, 2023 for the benefit of shareholders in accordance with the Investment Advisory Agreement.

As of March 31, 2024 and September 30, 2023, there was no Capital Gain Incentive Fee payable as calculated under the Investment Advisory Agreement. In accordance with GAAP, we are required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gain incentive fee as if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. As of March 31, 2024 and September 30, 2023, there was no capital gain incentive fee accrual calculated in accordance with GAAP. For the three and six months ended March 31, 2024 and 2023, there was no accrual of capital gain incentive fee under GAAP.

Any payment due under the terms of the Investment Advisory Agreement is calculated in arrears at the end of each calendar year. As of March 31, 2024 and September 30, 2023, no Capital Gain Incentive Fees have been payable as calculated under the Investment Advisory Agreement.

Professional Fees, Administrative Service Fee and General and Administrative Expenses

In total, professional fees, the administrative service fee, and general and administrative expenses increased by $0.6 million from the three months ended December 31, 2023 to the three months ended March 31, 2024 primarily due to higher professional fees.

In total, professional fees, the administrative service fee and general and administrative expenses increased by $1.0 million from the six months ended March 31, 2023 to the six months ended March 31, 2024 primarily due to an increase in professional fees and the administrative service fee.

The Administrator pays for certain expenses incurred by us. These expenses are subsequently reimbursed in cash. Total expenses reimbursed to the Administrator during the three months ended March 31, 2024 and December 31, 2023 were $0.7 million and $0.9 million, respectively. Total expenses reimbursed to the Administrator during the six months ended March 31, 2024 and March 31, 2023 were $1.6 million and $1.4 million, respectively.

As of March 31, 2024 and September 30, 2023, included in accounts payable and accrued expenses were $0.7 million and $0.9 million, respectively, of expenses paid on behalf of us by the Administrator.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023:

	Three months ended		Variances	Six months ended		Variances
	March 31, 2024	December 31, 2023	March 31, 2024 vs. December 31, 2023	March 31, 2024	March 31, 2023	2024 vs. 2023
	(In thousands)
Net realized gain (loss) from investments	$154	$(6)	$160	$148	$3,097	$(2,949)
Net realized gain (loss) from foreign currency transactions	9	13	(4)	22	(293)	315
Net realized gain (loss) from forward currency contracts	—	—	—	—	1,010	(1,010)
Net realized gain (loss) on investment transactions	$163	$7	$156	$170	$3,814	$(3,644)
Unrealized appreciation from investments	$19,971	$12,831	$7,140	$27,646	$11,301	$16,345
Unrealized (depreciation) from investments	(6,300)	(17,229)	10,929	(18,373)	(31,240)	12,867
Unrealized appreciation (depreciation) from forward currency contracts	2,758	(5,444)	8,202	(2,686)	(13,039)	10,353
Unrealized appreciation (depreciation) on foreign currency translation	(2,512)	6,097	(8,609)	3,585	13,428	(9,843)
Net change in unrealized appreciation (depreciation) on investment transactions	$13,917	$(3,745)	$17,662	$10,172	$(19,550)	$29,722

During the three months ended March 31, 2024, we had a net realized gain on investment transactions of $0.2 million, primarily due to a realized gain on the sale of a portfolio company equity investment. During the three months ended December 31, 2023, we had a net realized gain on investment transactions of less than $0.1 million, primarily driven by realized gains from translation of foreign currency amounts and transactions into U.S. dollars that were, partially offset by a realized loss on the partial redemption of an equity investment.

During the six months ended March 31, 2024, we had a net realized gain on investment transactions of $0.2 million, primarily due to realized gains on the sale of equity investments in multiple portfolio companies. During the six months ended March 31, 2023, we had a net realized gain on investment transactions of $3.8 million, primarily due to realized gains on the sale of equity investments in multiple portfolio companies and gains recognized on the settlement of forward currency contracts.

For the three months ended March 31, 2024, we had $20.0 million in unrealized appreciation on 172 portfolio company investments, which was offset by $6.3 million in unrealized depreciation on 156 portfolio company investments. For the three months ended December 31, 2023, we had $12.8 million in unrealized appreciation on 117 portfolio company investments, which was offset by $17.2 million in unrealized depreciation on 197 portfolio company investments.

Unrealized appreciation for the three months ended March 31, 2024 primarily resulted from strong credit performance in our portfolio. Unrealized appreciation for the three months ended December 31, 2023 primarily resulted from the improved performance of certain portfolio companies and the reversal of unrealized depreciation due to spread tightening in the market during the second half of calendar year 2023. Unrealized depreciation for the three months ended March 31, 2024 and December 31, 2023 primarily resulted from isolated deterioration in the credit performance of a small number of portfolio companies.

For the six months ended March 31, 2024, we had $27.6 million in unrealized appreciation on 187 portfolio company investments, which was offset by $18.4 million in unrealized depreciation on 141 portfolio company investments. For the six months ended March 31, 2023, we had $11.3 million in unrealized appreciation on 101 portfolio company investments, which was offset by $31.2 million in unrealized depreciation on 186 portfolio company investments.

Unrealized appreciation for the six months ended March 31, 2024 primarily resulted from strong credit performance in our portfolio and the reversal of unrealized depreciation due to spread tightening in the market during the second half of the calendar year 2023. Unrealized appreciation for the six months ended March 31, 2023 primarily resulted from loan repayments and improved performance of our portfolio companies. Unrealized depreciation for the six months ended March 31, 2024 primarily resulted from isolated deterioration in the credit performance of a small number of portfolio companies. Unrealized depreciation for the six months ended March 31, 2023 primarily resulted from decreases in the fair value across our portfolio company investments due to incremental spread widening in the market during the first quarter of the 2023 fiscal year and isolated deterioration in the credit performance of a small number of portfolio companies.

Liquidity and Capital Resources

For the six months ended March 31, 2024, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $8.8 million. During the period, we provided $30.3 million in operating activities, primarily as a result of the increase in net assets as a result from operations of $103.7 million and proceeds from principal payments and sales of portfolio investments of $123.0 million which was partially offset by fundings of portfolio investments of $168.4 million. During the same period, cash used by financing activities was $21.5 million, primarily driven by borrowings on debt of $225.4 million and proceeds from the issuance of common shares of $60.8 million, that were partially offset by repayments of debt of $208.1 million and distributions paid of $99.7 million.

For the six months ended March 31, 2023, we experienced a net increase in cash and cash equivalents, foreign currencies, restricted cash and cash equivalents and restricted foreign currencies of $42.5 million. During the period, we used $88.5 million in operating activities, primarily as a result of fundings of portfolio investments of $251.2 million, partially offset by proceeds from principal payments and sales of portfolio investments of $109.1 million. During the same period, cash provided by financing activities was $130.9 million, primarily driven by borrowings on debt of $512.4 million and proceeds from the issuance of common shares of $40.0 million, that were partially offset by repayments of debt of $399.2 million and distributions paid of $18.9 million.

As of March 31, 2024 and September 30, 2023, we had cash and cash equivalents of $7.4 million and $9.5 million, respectively. In addition, as of March 31, 2024 and September 30, 2023, we had foreign currencies of $2.7 million and $1.1 million, respectively, restricted cash and cash equivalents of $60.8 million and $55.7 million, respectively, and restricted foreign currencies of $4.7 million and $0.5 million, respectively. Cash and cash equivalents and foreign currencies are available to fund new investments, pay operating expenses and pay distributions. Restricted cash and cash equivalents and restricted foreign currencies can be used to pay principal and interest on borrowings and to fund new investments that meet the guidelines under our debt securitizations or credit facilities, as applicable.

Effective December 7, 2023, the Company entered into an agreement to cancel subscriptions totaling $0.7 million. As of March 31, 2024, the Company had subscriptions totaling $1,387.2 million and no uncalled capital commitments. As of September 30, 2023, we had investor capital subscriptions totaling $1,387.9 million, of which $1,328.6 million had been called and contributed, leaving $59.4 million of uncalled investor capital subscriptions.

Revolving Debt Facilities

SB Revolver - On January 27, 2023, we repaid all amounts outstanding under the SB Revolver (as defined in Note 8 of our consolidated financial statements), following which the agreements governing the SB Revolver were terminated.

DB Credit Facility - On March 8, 2023, we entered into an amendment on the DB Credit Facility to, among other things, decrease the aggregate borrowing capacity from $750.0 million to $625.0 million, extend the Revolving Period (as defined in Note 8 of our consolidated financial statements) from March 10, 2023 to March 10, 2024 and amend the interest rate at which borrowings are made to the applicable base rate plus 2.55% during the Revolving Period and 3.05% after the Revolving Period. On March 1, 2024, we entered into an amendment on the DB Credit Facility that, among other things, extended the Revolving Period to April 10, 2024. On April 9, 2024, we entered into an amendment on the DB Credit Facility to, among other things, amend the interest rate at which borrowings are made to the applicable base rate plus 2.30% during the Revolving Period, extend the Revolving Period to April 10, 2025 and extend the maturity date to the earliest of (i) April 10, 2028, (ii) the date on which the Company ceases to exist or (iii) the occurrence of an event of default. As of March 31, 2024 and September 30, 2023, the DB Credit Facility (as defined in Note 8 of our consolidated financial statements) allowed our wholly-owned consolidated subsidiary, GBDC 3 Funding LLC, or GBDC 3 Funding, to borrow up to $625.0 million, respectively, at any one time outstanding, subject to leverage and borrowing base restrictions. As of March 31, 2024 and September 30, 2023, we had $485.3 million and $465.9 million outstanding under the DB Credit Facility, respectively. As of March 31, 2024 and September 30, 2023, subject to leverage and borrowing base restrictions, we had approximately $139.7 million and $159.1 million of remaining commitments, respectively, and $53.3 million and $68.4 million of availability on the DB Credit Facility, respectively.

Adviser Revolver - On September 1, 2023, we entered into an amendment on the Adviser Revolver (as defined in Note 4 of our consolidated financial statements) to, among other things, increase the borrowing capacity from $40.0 million to $100.0 million, extend the maturity date to September 1, 2026, and to allow for borrowings in non-U.S. currencies. As of both March 31, 2024 and September 30, 2023, we were permitted to borrow up to $100.0 million at any one time outstanding under the Adviser Revolver. As of March 31, 2024 and September 30, 2023, we had no borrowings outstanding under the Adviser Revolver.

Debt Securitizations

2022-2 Debt Securitization - On December 14, 2022, we completed the 2022-2 Debt Securitization. The Class A 2022-2 Notes and Class A 2022-2 Loans (as defined in Note 8 of our consolidated financial statements) are included in the March 31, 2024 Consolidated Statement of Financial Condition as our debt and the Class B 2022-2 Notes and Subordinated 2022-2 Notes (as defined in Note 8 of our consolidated financial statements) were eliminated in consolidation. As of both March 31, 2024 and September 30, 2023, we had outstanding debt under the 2022-2 Debt Securitization of $225.0 million.

2022 Debt Securitization - On January 25, 2022, we completed the 2022 Debt Securitization. The Class A Senior Secured Floating Rate Notes (as defined in Note 8 of our consolidated financial statements) are included in the March 31, 2024 Consolidated Statement of Financial Condition as our debt and the Subordinated Notes were eliminated in consolidation. As of both March 31, 2024 and September 30, 2023, we had outstanding debt under the 2022 Debt Securitization of $252.0 million.

2021 Debt Securitization - On March 11, 2021, we completed the 2021 Debt Securitization. The Class A, Class B, Class C-1, and Class C-2 2021 Notes (as defined in Note 8 of our consolidated financial statements) are included in the March 31, 2024 Consolidated Statement of Financial Condition as our debt and the Class D and Subordinated 2021 Notes (as defined in Note 8 of our consolidated financial statements) were eliminated in consolidation. As of both March 31, 2024 and September 30, 2023, we had outstanding debt under the 2021 Debt Securitization of $298.0 million.

Asset Coverage, Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

In accordance with the 1940 Act, with certain limited exceptions, we are currently allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We have not sought or obtained approval to reduce our asset coverage ratio as permitted by and subject to the requirements of Section 61(a)(2) of the 1940 Act and, as a result, remain subject to the 200% asset coverage requirement under Section 61(a)(1) of the 1940 Act. We currently intend to continue to target a GAAP debt-to-equity ratio of 0.85x. As of March 31, 2024, our asset coverage for borrowed amounts was 214.9%.

As of March 31, 2024, we had outstanding commitments to fund investments totaling $141.7 million, including $23.4 million of unfunded commitments on revolvers. As of September 30, 2023, we had outstanding commitments to fund investments totaling $176.0 million, including $22.5 million of unfunded commitments on revolvers. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers, subject to the terms of each loan’s respective credit agreement as of March 31, 2024 and September 30, 2023, respectively. A summary of maturity requirements for our principal borrowings as of March 31, 2024 is included in Note 8 of our consolidated financial statements. We did not have any other material contractual payment obligations as of March 31, 2024. As of March 31, 2024, we believe that we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on historical rates of drawings upon unfunded commitments and cash and restricted cash balances that we maintain, availability under our DB Credit Facility and Adviser Revolver, as well as ongoing principal repayments on debt investment assets.

In addition, we have entered and, in the future, may again enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 6 of our consolidated financial statements for outstanding forward currency contracts as of March 31, 2024 and September 30, 2023. Derivative instruments can be affected by market conditions, such as interest rate volatility, which could impact the fair value of the derivative instruments. If market conditions move against us, we may not achieve the anticipated benefits of the derivative instruments and may realize a loss. We minimize market risk through monitoring our investments and borrowings.

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

Portfolio Composition, Investment Activity and Yield

As of March 31, 2024 and September 30, 2023, we had investments in 319 and 291 portfolio companies, respectively, with a total fair value of $2,698.8 million and $2,617.0 million, respectively.

The following table shows the asset mix of our new investment commitments for the three months ended March 31, 2024 and December 31, 2023 and the six months ended March 31, 2024 and March 31, 2023:

	Three months ended				Six months ended
	March 31, 2024		December 31, 2023		March 31, 2024		March 31, 2023
	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage	(In thousands)	Percentage
Senior secured	$1,000	2.5%	$10,251	6.9%	$11,251	6.0%	$3,727	2.1%
One stop	38,079	96.7	138,146	92.5	176,225	93.3	161,000	92.3
Second lien	—	—	—	—	—	—	—	—
Subordinated debt	50	0.1	50	0.0 *	100	0.1	50	0.0 *
Equity	279	0.7	858	0.6	1,137	0.6	9,776	5.6
Total new investment commitments	$39,408	100.0%	$149,305	100.0%	$188,713	100.0%	$174,553	100.0%

* Represents an amount less than 0.1%
For the six months ended March 31, 2024 and March 31, 2023, we had approximately $123.0 million and $109.1 million, respectively, in proceeds from principal payments and sales of portfolio investments.
The following table shows the principal, amortized cost and fair value of our portfolio of investments by asset class:

	As of March 31, 2024 (1)			As of September 30, 2023 (2)
	Principal	Amortized Cost	Fair Value	Principal	Amortized Cost	Fair Value
	(In thousands)			(In thousands)
Senior secured:
Performing	$209,013	$211,274	$206,901	$237,797	$241,418	$234,332
Non-accrual(3)	52	52	40	—	—	—
One stop:
Performing	2,346,513	2,329,033	2,308,763	2,254,952	2,239,898	2,209,923
Non-accrual(3)	7,829	7,226	5,052	4,921	4,570	3,637
Second lien:
Performing	10,861	11,409	10,854	11,833	12,606	11,743
Non-accrual(3)	—	—	—	—	—	—
Subordinated debt:
Performing	17,594	17,432	17,363	16,303	16,121	16,205
Non-accrual(3)	—	—	—	—	—	—
Equity	N/A	135,154	149,799	N/A	130,112	141,176
Total	$2,591,862	$2,711,580	$2,698,772	$2,525,806	$2,644,725	$2,617,016

(1)As of March 31, 2024, $368.1 million and $352.5 million of our loans at amortized cost and fair value, respectively, included a feature permitting a portion of the interest due on such loan to be PIK interest. As of March 31, 2024, $7.1 million and $5.0 million at amortized cost and fair value, respectively, of our loans with a PIK feature were on non-accrual status.
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
As of March 31, 2024 and September 30, 2023, we had loans in four and two portfolio companies, respectively, on non-accrual status. As of March 31, 2024 and September 30, 2023, the fair value of our debt investments as a percentage of the outstanding principal value was 98.3% and 98.0%, respectively.

The following table shows the weighted average rate, spread over the applicable base rate of floating rate and fees of investments originated and the weighted average rate of sales and payoffs of portfolio companies during the three and six months ended March 31, 2024, September 30, 2023, and March 31, 2023:

	Three months ended		Six months ended
	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
Weighted average rate of new investment fundings	10.7%	11.2%	11.1%	11.3%
Weighted average spread over the applicable base rate of new floating rate investment fundings	5.6%	5.9%	5.8%	6.8%
Weighted average fees of new investment fundings	0.9%	1.1%	1.1%	1.9%
Weighted average rate of sales and payoffs of portfolio investments	11.2%	10.2%	10.5%	9.0%

As of March 31, 2024, 97.3% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans. As of September 30, 2023, 97.9% of our debt portfolio at both amortized cost and at fair value had interest rate floors that limit the minimum applicable interest rates on such loans.

As of March 31, 2024 and September 30, 2023, the portfolio median1 earnings before interest, taxes, depreciation and amortization, or EBITDA, for our portfolio companies was $65.1 million and $61.4 million, respectively. The portfolio median EBITDA is based on the most recently reported trailing twelve-month EBITDA received from the portfolio company.

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

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of March 31, 2024 and September 30, 2023:

	As of March 31, 2024		As of September 30, 2023
Internal Performance Rating	Investments at Fair Value (In thousands)	Percentage of Total Investments	Investments at Fair Value (In thousands)	Percentage of Total Investments
5	$57,468	2.1%	$16,485	0.6%
4	2,385,191	88.4	2,335,700	89.3
3	252,817	9.4	264,699	10.1
2	3,296	0.1	132	0.0 *
1	—	—	—	—
Total	$2,698,772	100.0%	$2,617,016	100.0%
* Represents an amount less than 0.1%

The table below details the weighted average price of our debt investments by internal performance rating held as of March 31, 2024 and September 30, 2023.

	Weighted Average Price[1]
Category	As of March 31, 2024	As of September 30, 2023
Internal Performance Ratings 4 and 5 (Performing At or Above Expectations)	99.2%	98.6%
Internal Performance Rating 3 (Performing Below Expectations)	90.6	93.0
Internal Performance Ratings 1 and 2 (Performing Materially Below Expectations)	56.9	—
Total	98.3%	98.0%

(1)Includes only debt investments held as of March 31, 2024 and September 30, 2023. Value reflects weighted average fair value of debt investments as a percentage of principal by Internal Performance Rating category.

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
•As of March 31, 2024, GCOP LLC, an affiliate of GC Advisors, had an aggregate commitment to us of $24.0 million. As of March 31, 2024, we have issued 1,598,732.387 shares of our common stock to GCOP LLC in exchange for aggregate capital contributions totaling $24.0 million. We have also issued 349,720.465 shares to GCOP LLC through the DRIP.
•As of March 31, 2024, GEMS Fund 4, L.P., a Delaware limited partnership whose general partner is controlled by GC Advisors, had an aggregate commitment to us of $27.5 million. As of March 31, 2024, we have issued 1,834,523.315 shares of our common stock to GEMS Fund 4, L.P. in exchange for aggregate capital contributions totaling $27.5 million.
•On January 16, 2024, we entered into the GBDC 3 Merger Agreement with GBDC, Merger Sub, GC Advisors, and, for certain limited purposes, the Administrator. See Note 13 in the notes to our consolidated financial statements for further information.
•On January 16, 2024, GC Advisors entered into a waiver letter agreement (the “Waiver”) to the Investment Advisory Agreement pursuant to which GC Advisors agreed to irrevocably waive any Subordinated Liquidation Incentive Fee (as defined in the Investment Advisory Agreement) that would otherwise be payable in connection with the transactions contemplated by the GBDC 3 Merger Agreement.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or a liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the asset or liability. We assess the levels of assets and liabilities at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfers. There were no transfers among Level 1, 2 and 3 of the fair value hierarchy for assets and liabilities during the three and six months ended March 31, 2024 and 2023. The following section describes the valuation techniques used by us to measure different assets and liabilities at fair value and includes the level within the fair value hierarchy in which the assets and liabilities are categorized.

Valuation of Investments

Level 1 investments are valued using quoted market prices. Level 2 investments are valued using market consensus prices that are corroborated by observable market data and quoted market prices for similar assets and liabilities. Level 3 investments are valued at fair value as determined in good faith by our board of directors, based on input of management, the audit committee and independent valuation firms that have been engaged at the direction of our board of directors to assist in the valuation of each portfolio investment without a readily available market quotation at least once during a trailing twelve-month period under a valuation policy and a consistently applied valuation process. This valuation process is conducted at the end of each fiscal quarter, with approximately 25% (based on the number of portfolio companies) of our valuations of debt and equity investments without readily available market quotations subject to review by an independent valuation firm. All investments as of both March 31, 2024 and September 30, 2023 were valued using Level 3 inputs. As of both March 31, 2024 and September 30, 2023, all money market funds included in cash and cash equivalents and restricted cash and cash equivalents were valued using Level 1 inputs and all forward currency contracts were valued using Level 2 inputs.

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

Non-accrual loans: Loans may be left on accrual status during the period we are pursuing repayment of the loan. Management reviews all loans that become past due 90 days or more on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. We generally reverse accrued interest when a loan is placed on non-accrual. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. We restore non-accrual loans to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. The total fair value of our non-accrual loans was $5.1 million and $3.6 million as of March 31, 2024 and September 30, 2023, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended March 31, 2024, we did not record any U.S. federal excise tax. For the three months ended March 31, 2023, we recorded a reversal of the accrual for U.S. federal excise tax expense of less than $0.1 million. For the six months ended March 31, 2023, we recorded $0.6 million for U.S. federal excise tax.

We have consolidated subsidiaries that are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended March 31, 2024, $8,000 was recorded for U.S. income taxes. For the three and six months ended March 31, 2023, the we did not record any U.S. income taxes. Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified within capital accounts in the financial statements to reflect their tax character. For example, permanent differences in classification may result from the treatment of distributions paid from short-term gains as ordinary income dividends for tax purposes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. Many of the loans in our portfolio have floating interest rates, and we expect that our loans in the future may also have floating interest rates. These loans are usually based on floating SOFR or another base rate and typically have interest rate reset provisions that adjust applicable interest rates under such loans to current market rates on a daily, monthly, quarterly, semi-annual or annual basis. The loans that are subject to floating SOFR or another base rate are also typically subject to a minimum base rate, or floor, that we charge on our loans if the current market rates are below the respective floors. As of both March 31, 2024 and September 30, 2023, the weighted average floor on loans subject to floating interest rates was 0.79%. The DB Credit Facility has a floating interest rate provision equal to three-month term SOFR + 2.55%, the Adviser Revolver has a floating interest rate provision equal to the short-term Applicable Federal Rate, the Class A Notes and Class A Loans issued in connection with the 2022-2 Debt Securitization have floating rate provisions based on three-month term SOFR, the Class A Senior Secured Notes issued in connection with the 2022 Debt Securitization have floating rate interest provisions based on three-month term SOFR and the Class A, B, and C-1 2021 Notes issued in connection with the 2021 Debt Securitization have floating rate interest provisions based on three-month SOFR plus a spread adjustment. We expect that other credit facilities into which we enter in the future could have floating interest rate provisions.

Assuming that the unaudited interim Consolidated Statement of Financial Condition as of March 31, 2024 were to remain constant and that we took no actions to alter interest rate sensitivity as of such date, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income(1)	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(In thousands)
Down 200 basis points	$(50,977)	$(25,006)	$(25,971)
Down 150 basis points	(38,233)	(18,754)	(19,479)
Down 100 basis points	(25,489)	(12,503)	(12,986)
Down 50 basis points	(12,744)	(6,251)	(6,493)
Up 50 basis points	12,744	6,251	6,493
Up 100 basis points	25,489	12,503	12,986
Up 150 basis points	38,233	18,754	19,479
Up 200 basis points	50,977	25,006	25,971

(1) Assumes applicable three-month base rate as of March 31, 2024, with the exception of SONIA and Prime that utilize the March 31, 2024 rate.

Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of March 31, 2024, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under the DB Credit Facility, the Adviser Revolver, the Debt Securitizations or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.

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

Item 4. Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Item 1A: Risk Factors.

There have been no material changes during the three months ended March 31, 2024 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2023 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Previously disclosed on Form 8-K filings.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

None.

Item 5: Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger, by and among Golub Capital BDC, Inc., Golub Capital BDC 3, Inc., Park Avenue Subsidiary Inc., GC Advisors, LLC, and solely for purposes of Section 1.9, Golub Capital LLC, dated as of January 16, 2024. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 17, 2024).
10.1	Waiver Agreement to the Investment Advisory Agreement by and between Golub Capital BDC 3, Inc. and GC Advisors LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on January 17, 2024).
10.2	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of March 1, 2024, among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as servicer, and Deutsche Bank AG, New York Branch, as facility agent, as agent and as a committed lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on March 4, 2024).
10.3	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 9, 2024, among GBDC 3 Funding LLC, as borrower, Golub Capital BDC 3, Inc., as servicer, and Deutsche Bank AG, New York Branch, as facility agent, as agent and as a committed lender. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01244), filed on April 15, 2024).
10.4	Amended and Restated Sale and Contribution Agreement, dated as of April 9, 2024, between Golub Capital BDC 3, Inc., as seller, and GBDC 3 Funding LLC, as purchaser.	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.	*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	*
_________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golub Capital BDC 3, Inc.
A Maryland Corporation

Date: May 8, 2024	By:	/s/ David B. Golub
David B. Golub
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Christopher C. Ericson
Christopher C. Ericson
Chief Financial Officer
(Principal Accounting and Financial Officer)